Form 10-Q
period 2015-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2015-08-04
CIK 1630805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

THE HARRIS BUILDING
13024 BALLANTYNE CORPORATE PLACE
SUITE 700
CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (704) 625-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 30, 2015 was 53,773,190.

BABCOCK & WILCOX ENTERPRISES, INC.

INDEX - FORM 10-Q

PART I

BABCOCK & WILCOX ENTERPRISES, INC.

FINANCIAL INFORMATION

Item 1. Condensed Consolidated and Combined Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$437,485	$327,379	$834,640	$639,457
Costs and expenses:
Cost of operations	355,601	258,351	669,359	513,578
Research and development costs	3,962	4,281	8,480	8,293
Losses on asset disposals and impairments, net	9,009	1,457	9,027	1,457
Selling, general and administrative expenses	59,709	53,040	116,802	102,252
Special charges for restructuring activities	5,312	7,513	7,666	8,991

Total costs and expenses	433,593	324,642	811,334	634,571
Equity in income of investees	967	433	(1,104)	2,799

Operating income	4,859	3,170	22,202	7,685
Other income (expense):
Interest income	126	48	282	677
Interest expense	(144)	(84)	(284)	(204)
Other – net	201	323	(110)	1,554

Total other income (expense)	183	287	(112)	2,027
Income from continuing operations before provision for income taxes	5,042	3,457	22,090	9,712
Provision for income taxes	919	1,841	6,611	833

Income from continuing operations	4,123	1,616	15,479	8,879
Income from discontinued operations, net of tax	1,418	3,397	2,803	7,339

Net income	5,541	5,013	18,282	16,218
Net income attributable to noncontrolling interest	(54)	(77)	(106)	(193)

Net Income attributable to Babcock & Wilcox Enterprises, Inc.	$5,487	$4,936	$18,176	$16,025

Amounts attributable to Babcock & Wilcox Enterprises, Inc.
Income from continuing operations	$4,069	$1,539	$15,373	$8,686
Income from discontinued operations, net of tax	1,418	3,397	2,803	7,339

Net income attributable to Babcock & Wilcox Enterprises, Inc.	$5,487	$4,936	$18,176	$16,025

Basic earnings per common share:
Continuing operations	$0.08	$0.03	$0.29	0.16
Discontinued operations	0.02	0.06	0.05	0.13

Basic earnings per common share	$0.10	$0.09	$0.34	$0.29

Diluted earnings per common share:
Continuing operations	$0.08	0.03	$0.29	0.16
Discontinued operations	0.02	0.06	0.05	0.13

Diluted earnings per common share	$0.10	$0.09	$0.34	$0.29

Shares used in the computation of earnings per common share:
Basic	53,560	54,883	53,474	55,051
Diluted	53,787	55,058	53,680	55,251

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands)
Net income	$5,541	$5,013	$18,282	$16,218
Other comprehensive income (loss):
Currency translation adjustments	2,214	(531)	(8,709)	(7,141)
Derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax (provision) benefit of $604, $(289), $778 and $50, respectively	(2,004)	833	(2,219)	(142)
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $115, $234, $(568) and $13, respectively	(338)	(679)	1,578	(47)
Benefit obligations:
Amortization of benefit plan costs, net of tax benefit of $(49), $(89), $(92) and $(177), respectively	66	186	137	372
Investments:
Unrealized gains arising during the period, net of tax provision of $(5), $0, $(5) and $(4), respectively	11	1	10	9
Reclassification adjustment for (gains) losses included in net income, net of tax provision (benefit) of $(1), $0, $(1) and $5, respectively	1	—	2	(10)

Other comprehensive loss	(50)	(190)	(9,201)	(6,959)

Total comprehensive income	5,491	4,823	9,081	9,259
Comprehensive loss attributable to noncontrolling interest	(61)	(79)	(131)	(189)

Comprehensive income attributable to Babcock & Wilcox Enterprises, Inc.	$5,430	$4,744	$8,950	$9,070

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Current assets:
Cash and cash equivalents	$307,562	$218,659
Restricted cash and cash equivalents	35,538	26,311
Investments	5,098	1,607
Accounts receivable – trade, net	233,836	265,456
Accounts receivable – other	40,385	36,147
Contracts in progress	125,160	107,751
Inventories	97,113	98,711
Deferred income taxes	36,568	36,601
Other current assets	16,391	11,347
Current assets of discontinued operations	—	46,177

Total current assets	897,651	848,767
Property, plant and equipment	324,165	335,761
Less accumulated depreciation	(179,916)	(200,525)

Net property, plant and equipment	144,249	135,236
Investments	1,111	214
Goodwill	202,398	209,277
Deferred income taxes	123,576	115,111
Investments in unconsolidated affiliates	100,804	109,248
Intangible assets	40,915	50,646
Other assets	26,695	9,227
Non-current assets of discontinued operations	—	38,828

TOTAL ASSETS	$1,537,399	$1,516,554

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Current liabilities:
Notes payable and current maturities of long-term debt	$3,222	$3,215
Accounts payable	147,885	160,606
Accrued employee benefits	41,627	39,464
Advance billings on contracts	168,946	148,098
Accrued warranty expense	36,995	37,735
Accrued liabilities – other	49,216	54,827
Current liabilities of discontinued operations	—	44,145

Total current liabilities	447,891	488,090
Accumulated postretirement benefit obligation	29,103	28,347
Pension liability	246,366	253,763
Other liabilities	40,097	42,929
Non-current liabilities of discontinued operations	—	15,988

Total liabilities	763,457	829,117
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued 53,719,878 and 0 shares at June 30, 2015 and December 31, 2014, respectively	537	—
Preferred stock, par value $0.01 per share, authorized 20,000,000 shares; No shares issued	—	—
Capital in excess of par value	782,692	—
Retained earnings	—	—
Accumulated other comprehensive income	(10,407)	10,374
Former net parent investment	—	676,036

Stockholders’ equity – Babcock & Wilcox Enterprises, Inc.	772,822	686,410
Noncontrolling interest	1,120	1,027

Total Stockholders’ equity	773,942	687,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,537,399	$1,516,554

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other	Former		Total
	Common Stock		Excess of	Retained	Comprehensive	Parent	Noncontrolling	Stockholders’
	Shares	Par	Par Value	Earnings	Income (Loss)	Investment	Interest	Equity
	(In thousands)
Balance December 31, 2014	—	$—	$—	$—	$10,374	$676,036	$1,027	$687,437
Net income	—	—	—	—	—	18,176	106	18,282
Defined benefit obligations	—	—	—	—	137	—	—	137
Available-for-sale investments	—	—	—	—	12	—	—	12
Currency translation adjustments	—	—	—	—	(8,734)	—	25	(8,709)
Derivative financial instruments	—	—	—	—	(641)	—	—	(641)
Stock-based compensation	—	—	—	—	—	6	—	6
Dividends to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Net transfer (to) from former Parent	—	—	—	—	—	125,295	—	125,295
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	(11,555)	(36,284)	—	(47,839)
Reclassification of former Parent investment to capital in excess of par value and common stock	53,720	537	782,692	—	—	(783,229)	—	—

Balance June 30, 2015 (unaudited)	53,720	$537	$782,692	$—	$(10,407)	$—	$1,120	$773,942

Balance December 31, 2013	—	$—	$—	$—	$35,339	$489,381	$924	$525,644
Net income	—	—	—	—	—	16,025	193	16,218
Defined benefit obligations	—	—	—	—	372	—	—	372
Available-for-sale investments	—	—	—	—	(1)	—	—	(1)
Currency translation adjustments	—	—	—	—	(7,137)	—	(4)	(7,141)
Derivative financial instruments	—	—	—	—	(189)	—	—	(189)
Net transfer (to) from Parent	—	—	—	—	—	215,262	—	215,262
Stock-based compensation	—	—	—	—	—	148	—	148
Dividends to noncontrolling interests	—	—	—	—	—	—	(223)	(223)

Balance June 30, 2014 (unaudited)	—	$—	$—	$—	$28,384	$720,816	$890	$750,090

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,282	$16,218
Non-cash items included in net income:
Depreciation and amortization	21,458	11,307
Income of equity method investees, net of dividends	2,292	(240)
Losses on asset disposals and impairments	10,607	1,457
Recognition of losses for pension and postretirement plans	200	250
Excess tax benefits from stock-based compensation	—	(12)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,332	30,400
Accounts payable	(11,369)	(50,150)
Contracts in progress and advance billings on contracts	5,170	(69,580)
Inventories	663	4,503
Income taxes	(2,075)	5,911
Accrued and other current liabilities	(7,735)	4,360
Pension liability, accrued postretirement benefit obligation and employee benefits	(7,237)	(14,745)
Other, net	(5,958)	2,390

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55,630	(57,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	1,307	4,420
Purchases of property, plant and equipment	(15,215)	(5,499)
Acquisition of business, net of cash acquired	—	(127,098)
Purchase of intangible assets	—	(722)
Purchases of available-for-sale securities	(4,919)	(2,844)
Sales and maturities of available-for-sale securities	1,647	7,247
Proceeds from asset disposals	—	(6)
Investment in equity method investees	—	(4,900)

NET CASH USED IN INVESTING ACTIVITIES	(17,180)	(129,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(1,815)
Increase in short-term borrowing	—	733
Net transfers (to) from parent	80,589	215,262
Excess tax benefits from stock-based compensation	—	12
Other	(38)	(223)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	80,551	213,969

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,881)	(4,123)

CASH FLOWS FROM CONTINUING OPERATIONS	114,120	22,513

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows from discontinued operations, net	(25,194)	(10,302)
Investing cash flows from discontinued operations, net	(23)	(115)

NET CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(25,217)	(10,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,903	12,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218,659	191,318

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,562	$203,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes (net of refunds)	$4,038	$8,200
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$658	$1,473

See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Babcock & Wilcox Enterprises, Inc. (“BW”, “we”, “us” or “our”) operates in three business segments as described below and was wholly owned by The Babcock & Wilcox Company (“BWC” or the “former Parent”) until June 30, 2015 when BWC distributed 100% of our outstanding common stock to the BWC shareholders through a tax-free spin-off transaction (the “spin-off”). BWC is now known as BWX Technologies, Inc. On and prior to June 30, 2015, our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC (“BW PGG”), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed by BWC to BW. In addition, BW PGG also includes certain assets and liabilities of BWC’s Nuclear Energy (“NE”) segment that were transferred to BWC. We have treated the assets and liabilities and results of operations of NE as a discontinued operation in our condensed consolidated and combined financial statements. See Note 3 for further information.

Our condensed consolidated and combined balance sheet as of June 30, 2015 consists of the consolidated balances of BW, while our condensed consolidated and combined balance sheet as of December 31, 2014 consists of the combined results of BW PGG. Our condensed consolidated and combined statements of operations and our condensed consolidated and combined cash flows consist entirely of the combined results of BW PGG.

On June 8, 2015, BWC’s Board of Directors approved the spin-off of BW through the distribution of shares of BW common stock to holders of BWC common stock. The distribution of BW common stock was made on June 30, 2015 and consisted of one share of BW common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of BW common stock. On June 30, 2015, BW became a separate publicly-traded company, and BWC did not retain any ownership interest in BW. A registration statement on Form 10 describing the spin-off was filed by BW with the Securities and Exchange Commission and was declared effective on June 16, 2015 (as amended through the time of such effectiveness, the “Form 10”).

We have presented our condensed consolidated and combined financial statements in U.S. Dollars in accordance with the interim reporting requirements of Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States (“GAAP”). Certain financial information and disclosures normally included in our financial statements prepared annually have been condensed or omitted. Readers of these financial statements should, therefore, refer to the consolidated financial statements and notes in our Form 10. We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation. We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as “joint ventures.” We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.

Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. The majority of these allocations of management and support services costs are based on specific identification methods such as direct usage and level of effort. The remainder is allocated on the basis of a three-factor formula that considered proportional revenue generated, payroll and fixed assets. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the separation and distribution from BWC, we have been performing these functions using internal resources or purchased services, certain of which may be provided by BWC during a transitional period pursuant to a transition services agreement. Refer to Note 13 for a detailed description of transactions with other affiliates of BWC.

We have reclassified amounts previously reported to conform to the presentation as of and for the three and six month periods ended June 30, 2015 and 2014, attributable to the treatment of NE as a discontinued operation. We have also retrospectively adjusted amounts previously reported in the December 31, 2014 combined balance sheet related to the initial capitalization of our new, wholly-owned captive insurance subsidiary, which occurred in the second quarter of 2014. The retrospective adjustment reduced restricted cash, investments and other assets by $5.5 million, $0.5 million and $0.3 million, respectively.

Reporting Segments

We operate in three reportable segments: Global Power, Global Services and Industrial Environmental. Our reportable segments are further described as follows:

•	Our Global Power segment represents our worldwide new build boiler and environmental products operations. Through this segment, we engineer, manufacture, procure, construct and commission steam generating and environmental systems and other related equipment. Our boilers are designed for utility and industrial applications, fired with fossil and renewable fuels and include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators, waste heat boilers and solar thermal power systems. Our environmental systems offer air pollution control systems and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions and include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally.

•	Our Global Services segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment for power generation. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. We deliver these aftermarket products and services to a large installed base for our and our competitors’ power generation and industrial plants globally through our extensive network of regionally located service centers, technical support personnel, and global sourcing capabilities. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally.

•	Our Industrial Environmental segment provides environmental products and services to numerous industrial end markets through Babcock & Wilcox MEGTEC Holdings, Inc. (“MEGTEC”), which we acquired on June 20, 2014. Through this segment, we design, engineer and manufacture products including oxidizers, solvent and distillation systems, wet and dry electrostatic precipitators, fabric filter baghouses, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems, coating lines and equipment. Our suite of technologies for pollution abatement include systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. We serve a diverse set of industrial end markets with a current emphasis on the chemical, pharmaceutical, energy storage, packaging and automotive markets.

See Note 11 for further information regarding our segments.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the combined financial statements and the related footnotes included in the Form 10.

Contracts and Revenue Recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.

Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete. For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At June 30, 2015 and December 31, 2014, we recognized accrued claims totaling $10.1 million and $8.2 million, respectively.

In the three and six months ended June 30, 2014, we recorded a contract loss totaling approximately $4.0 million and $11.6 million, respectively, based on our estimated costs to complete our Global Power segment’s Berlin Station project. We previously asserted that substantial completion had been achieved on this project in early 2014 and that any further delays to complete this project were the result of the customer’s failure to supply fuel complying with the contract specifications. The customer certified that we achieved substantial completion on this project effective July 19, 2014, following which the customer has no further claims for liquidated damages associated with delays. See Note 7 for legal proceedings associated with this matter.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Currency translation adjustments	$(8,781)	$11,551
Net unrealized gain on investments	(10)	(22)
Net unrealized gain on derivative financial instruments	(327)	(123)
Unrecognized prior service cost on benefit obligations	(1,289)	(1,032)

Accumulated other comprehensive income (loss)	$(10,407)	$10,374

The amounts reclassified out of accumulated other comprehensive income by component and the affected condensed consolidated and combined statements of operations line items are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accumulated Other Comprehensive Income Component Recognized	(In thousands)				Line Item Presented
Realized (losses) gains on derivative financial instruments	$(40)	$13	$22	$23	Revenues
	(2)	(5)	98	(5)	Cost of operations
	(33)	—	(32)	—	Other-net

	(75)	8	88	18	Total before tax
	23	(2)	(5)	(4)	Provision for Income Taxes

	(52)	6	83	14	Net Income
Amortization of prior service cost on benefit obligations	(100)	(125)	(200)	(250)	Cost of operations
	37	50	80	100	Provision for Income Taxes

	(63)	(75)	(120)	(150)	Net Income
Realized gain on investments	(2)	—	(3)	15	Other-net
	1	—	1	(5)	Provision for Income Taxes

	(1)	—	(2)	10	Net Income

Total reclassifications for the period	$(116)	$(69)	$(39)	$(126)

Inventories

The components of inventories are as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$69,680	$71,604
Work in progress	8,381	9,831
Finished goods	19,052	17,276

Total inventories	$97,113	$98,711

Restricted Cash and Cash Equivalents

At June 30, 2015, we had restricted cash and cash equivalents totaling $35.5 million, $4.1 million of which was held in restricted foreign cash accounts and $31.4 million of which was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.

Goodwill

The following summarizes the changes in the carrying amount of goodwill:

	Global Power	Global Services	Industrial Environmental	Total
	(In thousands)
Balance at December 31, 2014	$37,991	$62,486	$108,800	$209,277
Final purchase price allocation for MEGTEC	—	—	(4,492)	(4,492)
Foreign currency translation adjustments and other	(902)	(1,485)	—	(2,387)

Balance at June 30, 2015	$37,089	$61,001	$104,308	$202,398

Warranty Expense

We accrue estimated expense included in cost of operations on our condensed consolidated and combined statements of operations to satisfy contractual warranty requirements when we recognize the associated revenue on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$37,735	$38,968
Additions	8,432	4,774
Acquisition of MEGTEC	—	4,692
Expirations and other changes	(202)	(2,234)
Payments	(8,535)	(4,549)
Translation and other	(435)	—

Balance at end of period	$36,995	$41,651

Research and Development

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge research and development costs unrelated to specific contracts as they are incurred. Research and development activities totaled $4.0 million and $4.3 million in the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $8.3 million in the six months ended June 30, 2015 and 2014, respectively.

In the three months ended June 30, 2015, we recognized a $9.0 million impairment charge primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined during the quarter ended June 30, 2015 to not be commercially viable. The impairment is included in losses on asset disposals and impairments, net.

Provision for Income Taxes

We are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and with respect to the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to changes in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated and combined statements of operations.

Our effective tax rate for the three months ended June 30, 2015 was approximately 18.2% as compared to 53.3% for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income. Our effective tax rate for the three months ended June 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

Our effective tax rate for the six months ended June 30, 2015 was approximately 29.9% as compared to 8.6% for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income. Our effective tax rate for the six months ended June 30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allowed us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income.

As of June 30, 2015, we have gross unrecognized tax benefits of $2.4 million, which, if recognized, would lower our effective tax rate from continuing operations.

New Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective retrospectively for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. We are currently evaluating the impact of this standard.

In April 2015, the FASB issued ASU 2015-05 – Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of this ASU is to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective prospectively for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating the impact of this standard.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU permits a reporting entity to measure the fair value of certain investments using the net asset value per share of the investment. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of this standard.

NOTE 2 – ACQUISITIONS AND DISPOSITIONS

MEGTEC Acquisition

On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications.

The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at estimates of fair value with the excess purchase price recorded as goodwill. Our purchase price allocation, finalized in the second quarter of 2015, is as follows:

MEGTEC
(in thousands)
Unrestricted cash	$14,232
Accounts receivable	23,054
Inventories	5,395
Other current assets	6,326
Property, plant and equipment	13,348
Goodwill	104,308
Intangible assets	43,150

Total assets acquired	209,813

Accounts payable	13,402
Advance billings on contracts	11,144
Other current liabilities	18,089
Pension liability	5,041
Deferred income taxes	4,994
Other liabilities	130

Total liabilities assumed	52,800

Net assets acquired	157,013
Unrestricted cash acquired	14,232

Net assets acquired, net of unrestricted cash acquired	$142,781

Amount of tax deductible goodwill	$34,583

The intangible assets included above consist of the following (dollar amounts in thousands):

	Amount	Amortization Period
Customer relationships	$23,500	8 years
Backlog	10,400	1 year
Trade names / trademarks	6,000	11 years
Developed technology	3,250	5 years

Our Industrial Environmental segment is comprised of MEGTEC, and its results of operations since acquisition can be found in Note 11. Additionally, the following unaudited pro forma financial information presents our results of operations for the three and six months ended June 30, 2014 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information should not be taken as representative of our future consolidated results of operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenues	$364,346	$719,789
Net Income Attributable to Babcock & Wilcox Enterprises, Inc.	$7,014	$19,213
Basic Earnings per Common Share	$0.13	$0.34
Diluted Earnings per Common Share	$0.13	$0.34

The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•	Additional amortization expense related to the timing of amortization of the fair value of identifiable intangible assets acquired of approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

•	Elimination of historical interest expense of approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

•	Elimination of $12.5 million in acquisition related costs recognized in the three and six months ended June 30, 2014 that are not expected to be recurring.

NOTE 3 – DISCONTINUED OPERATIONS

As discussed in Note 1, we distributed assets and liabilities totaling $47.8 million associated with our NE segment to BWC in conjunction with the spin-off. We received corporate allocations from the former Parent as described in Note 1, which included $1.3 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.

The following table presents selected financial information regarding the results of operations of our former NE segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues	$30,377	$32,335	$53,064	$68,149
Income before provision for income taxes	1,743	4,063	3,358	10,218
Provision for income taxes	325	666	555	2,879

Income from discontinued operations, net of tax	$1,418	$3,397	$2,803	$7,339

The following table presents the carrying values of the major accounts of discontinued operations that are included in our December 31, 2014 condensed consolidated and combined balance sheet:

December 31,
2014
(in thousands)
Current Assets:
Cash and cash equivalents	$426
Accounts receivable – trade, net	14,041
Accounts receivable – other	1,411
Contracts in progress	22,953
Inventories	1,306
Deferred income taxes	48
Other current assets	5,992

Total current assets of discontinued operations	46,177

Net property, plant and equipment	23,721
Goodwill	10,055
Deferred income taxes	2,375
Intangible assets	980
Other assets	1,697

Total assets of discontinued operations	$85,005

Current Liabilities:
Accounts payable	$7,954
Accrued employee benefits	7,895
Advance billings on contracts	5,475
Accrued warranty expense	5,469
Accrued liabilities – other	17,352

Total current liabilities of discontinued operations	44,145

Accumulated postretirement benefit obligation	7,835
Pension liability	7,082
Other liabilities	1,071

Total liabilities of discontinued operations	$60,133

NOTE 4 – CREDIT FACILITY

On June 30, 2015, the new credit agreement (“New Credit Agreement”) that we entered into on May 11, 2015 closed in connection with the spin-off. The New Credit Agreement provides for senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the New Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available for the issuance of letters of credit.

The New Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto.

The New Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The New Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, but such prepayments will not require us to reduce the commitments under the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee varies between 0.250% and 0.350% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.

The New Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the New Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At June 30, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $109.1 million of letters of credit issued under the New Credit Agreement, we had approximately $383.9 million available for borrowings or to meet letter of credit requirements.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the New Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At June 30, 2015, we were in compliance with all of the covenants set forth in the New Credit Agreement.

NOTE 5 – SPECIAL CHARGES FOR RESTRUCTURING ACTIVITIES AND SPIN-OFF COSTS

Global Competitiveness Initiative

In the year ended December 31, 2013, we announced the Global Competitiveness Initiative (“GCI”) to enhance competitiveness, better position us for growth and improve profitability. In conjunction with GCI, during the six months ended June 30, 2014, we incurred $2.2 million of expenses related to facility consolidation.

Other Restructuring Actions

In the six months ended June 30, 2015, we incurred $6.5 million of accelerated depreciation and impairment charges related to facility consolidation, $1.1 million of consulting fees and other administrative costs and $0.1 million of expenses related to employee termination benefits in conjunction with the margin improvement program that BWC announced in 2014. In the six months ended June 30, 2014, we incurred $6.0 million of expenses related to employee termination benefits and $0.8 million of consulting and other administrative costs related to the margin improvement program.

An analysis of our restructuring liabilities for the six months ended June 30, 2015 and 2014 follows:

	Six months ended
	June 30,	June 30,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$5,086	$5,213
Special charges for restructuring activities(1)	1,199	7,124
Payments	(4,102)	(5,727)

Balance at the end of the period	$2,183	$6,610

(1)	Excludes non-cash charges of $6.5 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively, which did not impact the restructuring liability.

At June 30, 2015, unpaid restructuring charges totaled $1.7 million for employee termination benefits and $0.5 million for consulting and administrative costs. At June 30, 2014, unpaid restructuring charges totaled $6.6 million for employee termination benefits.

Spin-off transaction costs

In the three and six months ended June 30, 2015, we incurred $0.9 million of costs directly related to the spin-off of BW from BWC, included in selling, general and administrative expenses.

NOTE 6 – PENSION PLANS AND POSTRETIREMENT BENEFITS

Components of net periodic benefit cost included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$3,384	$3,242	$6,774	$6,481	$—	$—	$—	$—
Interest cost	11,911	12,818	23,764	25,604	249	255	499	503
Expected return on plan assets	(16,677)	(15,857)	(33,355)	(31,710)	—	—	—	—
Amortization of prior service cost (credit)	100	125	200	250	—	—	—	—

Net periodic benefit cost	$(1,282)	$328	$(2,617)	$625	$249	$255	$499	$503

We made contributions to our pension and postretirement benefit plans totaling $4.5 million and $6.6 million during the three and six months ended June 30, 2015, respectively, as compared to $2.0 million and $4.1 million in the three and six months ended June 30, 2014, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Investigations and Litigation

Berlin Station

Our subsidiary, Babcock & Wilcox Construction Co., Inc. (“BWCC”), is currently in a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerns material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs, extra work, withheld payments, improper draws on letters of credit, withheld contract-retention amounts, as well as fraud and misrepresentation. The customer has made nine partial draws totaling approximately $11.0 million under letters of credit that were outstanding in connection with the project. These draws correspond to a total of approximately $11.9 million in alleged liquidated damages for delay (“Delay LDs”) on the project.

Following the customer’s denial of BWCC’s change order request relating to schedule delays, delay costs and extra work incurred up to that time, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million (the “Ohio suit”). On or about January 30, 2014, BWCC’s customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts (the “New Hampshire suit”) which was subsequently transferred to the New Hampshire business/commercial court division. On June 26, 2014, the Ohio suit was dismissed on jurisdictional and forum non conveniens grounds. On August 29, 2014, BWCC filed its Answer, Affirmative Defenses and Counterclaim in the New Hampshire suit seeking recovery of damages. Damages claimed and incurred to date are at least $70 million in connection with all matters currently in dispute.

Given the customer’s prior wrongful acts, there is a risk that the customer will attempt to call all or part of the remaining $21.9 million of letters of credit during the pendency of this matter. We believe any such call would be wrongful and entitle us to a return of the funds drawn and other damages. We have made provisions in our financial statements as disclosed in Note 1 for Delay LDs called to date against the letters of credit and have not recorded offsetting claims revenue related to these calls in our financial statements.

We believe BWCC has sound legal and factual bases for its claims. BWCC intends to aggressively pursue recovery on its claims, including recovery of the wrongful calls against BWCC’s letters of credit. However, it is premature to predict the outcome of this matter. The litigation could be lengthy, and if BWCC’s customer were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.

ARPA

On February 28, 2014, Arkansas River Power Authority (“ARPA”) filed suit against Babcock & Wilcox Power Generation Group, Inc. (“PGG OpCo”) in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of PGG OpCo’s delivery of a circulating fluidized bed (“CFB”) boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract.

In 2009, PGG OpCo informed ARPA that the boiler would require a selective non-catalytic reduction system in order to achieve contractual emissions guarantees, which PGG OpCo supplied in 2010. PGG OpCo recommended additional modifications in 2011 and 2012 to ensure the boiler would meet contractual emissions guarantees; however, ARPA has not installed all of the recommended modifications. ARPA has not confirmed whether it intends to complete and commission the Lamar plant.

On April 16, 2014, PGG OpCo filed an Answer asserting numerous defenses, including waiver, prevention of performance and failure to mitigate damages and Counterclaims alleging bad faith, breach of contract and unjust enrichment. ARPA filed an Answer to the Counterclaims on May 7, 2014. The District Court granted leave for ARPA to amend its Complaint, and ARPA’s First Amended Complaint was accepted on March 20, 2015. PGG OpCo filed its Answer to the First Amended Complaint on April 1, 2015. Discovery is ongoing and a trial date has not been set.

We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. We also believe most of the alleged damages are expressly waived and/or capped in enforceable provisions of the 2005 contract. We cannot estimate the possible loss at this time. However, in addition to establishing other relevant sub-caps and including an explicit waiver of a broad range of damages, including consequential damages, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. ARPA has alleged various theories of possible liability and damages that would lead to vastly different measures of damages, making it impracticable to estimate a range of possible outcomes; however, ARPA’s damage claims total approximately $170 million. PGG OpCo does not believe it is probable that ARPA will be successful in any of its claims. PGG OpCo believes it has strong defenses and intends to aggressively defend this matter and pursue its counterclaims. However, if ARPA were to prevail on all or any significant portion of its claims in this matter, the outcome could have a material adverse effect on our financial condition.

Other Litigation and Settlements

On December 17, 2014, an unfavorable jury verdict was delivered against BWC, PGG OpCo, Babcock & Wilcox Nuclear Energy, Inc. (a subsidiary of BWC that is not part of BW), and Babcock & Wilcox Canada Ltd (a BWC subsidiary that is not part of BW) (collectively, the “BWC Parties”) in a case entitled AREVA NP, INC. f/k/a Framatome ANP, Inc. v. The Babcock & Wilcox Company, et. al.

in the amount of approximately $16 million. The BWC Parties strongly disagree with the verdict and believe the plaintiff’s claims are without merit. The BWC Parties have filed a post-trial motion requesting that the verdict be set aside or a new trial granted. On March 5, 2015, the trial court denied a post-trial motion requesting that the verdict be set aside or a new trial granted. The BWC Parties have filed a notice of appeal with the Virginia Supreme Court. The case was filed August 26, 2011 in the Circuit Court for the City of Lynchburg, Commonwealth of Virginia and alleged that the BWC Parties to the suit owed royalties on certain commercial nuclear contracts performed by BWC and certain of its subsidiaries since 2004. Under the terms of the spin-off, the former Parent has agreed to indemnify BW in full from any losses in this matter.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Our global operations give rise to exposure to market risks from changes in foreign currency exchange (“FX”) rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities’ functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated and combined balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders’ equity as a component of accumulated other comprehensive income until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative’s change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other – net on our condensed consolidated and combined statements of operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings as a component of other– net in our condensed consolidated and combined statements of operations.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2015, we had deferred approximately $0.3 million of net losses on these derivative financial instruments in accumulated other comprehensive income. Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.

At June 30, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $114.3 million at June 30, 2015, with maturities extending to August 30, 2017. These instruments consist primarily of contracts to purchase or sell euros. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility. The effect of counterparty non-performance on the fair value of derivative financial instruments included in our financial statements is not material.

The following tables summarize our derivative financial instruments at June 30, 2015 and December 31, 2014:

	Asset and Liability Derivatives
	June 30,	December 31,
	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$132	$88
Other assets	6	—
Accounts payable	8	89
Other liabilities	7	—
Derivatives Not Designated as Hedges:
FX Forward Contracts:
Location
Accounts receivable-other	$374	$175
Other assets	8	—
Accounts payable	—	284

The effects of derivatives on our financial statements are outlined below:

	The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Derivatives Designated as Hedges:
Cash Flow Hedges:
FX Forward Contracts:
Amount of gain (loss) recognized in other comprehensive income	$(3,382)	$(61)	$(455)	$(52)
Gain (loss) reclassified from accumulated other comprehensive income into earnings: effective portion
Location
Revenues	$(40)	$13	$22	$23
Cost of operations	(2)	(5)	98	(5)
Other-net	(33)	—	(32)	—
Gain (loss) recognized in income: portion excluded from effectiveness testing
Location
Other-net	$(136)	$(462)	$1,009	$(174)
Derivatives Not Designated as Hedges:
FX Forward Contracts:
Gain (loss) recognized in income
Location
Other-net	$181	$211	$398	$278

NOTE 9 – FAIR VALUE MEASUREMENTS

Investments

The following is a summary of our available-for-sale securities measured at fair value at June 30, 2015 (in thousands):

	6/30/15	Level 1	Level 2	Level 3
Commercial paper	$3,598	$—	$3,598	$—
Certificates of deposit	1,500	—	1,500	—
Mutual funds	1,111	—	1,111	—

Total	$6,209	$—	$6,209	$—

The following is a summary of our available-for-sale securities measured at fair value at December 31, 2014 (in thousands):

	12/31/14	Level 1	Level 2	Level 3
Commercial paper	$1,607	$—	$1,607	$—
Asset-backed securities and collateralized mortgage obligations	214	—	214	—

Total	$1,821	$—	$1,821	$—

We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms.

Derivatives

Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At June 30, 2015 and December 31, 2014, we had forward contracts outstanding to purchase or sell foreign currencies, primarily euros, with a total fair value of $0.5 million and $(0.1) million, respectively.

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated and combined balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2015 and December 31, 2014.

NOTE 10 – STOCK-BASED COMPENSATION

Prior to the spin-off, executive officers, key employees, members of the board of directors and consultants of BW were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the “BWC Plan”). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of BW will be eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the “Plan”). The Plan permits grants of nonqualifed stock options, incentive stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The number of shares available for award grants under the Plan totals 5,800,000.

In connection with the spin-off, outstanding stock options and restricted stock units granted under the BWC Plan prior to 2015 will be replaced with both an adjusted BWC award and a new BW stock award. These awards, when combined, will have terms that were intended to preserve the values of the original awards. Outstanding performance share awards originally issued under the BWC Plan granted prior to 2015 will generally be converted into unvested rights to receive the value of deemed target performance in unrestricted shares of a combination of BWC common stock and BW common stock, determined by reference to the ratio of one share of BW common stock being distributed for every two shares of BWC common stock in the spin-off, in each case with the same vesting terms as the original awards.

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2015 totaled $1.2 million and $2.0 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2015 totaling $0.4 million and $0.7 million, respectively.

Total stock-based compensation expense for all of our plans recognized for the three and six months ended June 30, 2014 totaled $0.7 million and $0.8 million, respectively, with associated tax benefit recognized for the three and six months ended June 30, 2014 totaling $0.3 million.

NOTE 11 – SEGMENT REPORTING

As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
REVENUES:
Global Power	$157,373	$109,693	$281,259	$219,985
Global Services	236,720	214,086	468,894	415,872
Industrial Environmental	43,392	3,600	84,487	3,600

	$437,485	$327,379	$834,640	$639,457

GROSS PROFIT:
Global Power	$26,676	$19,472	$47,104	$34,719
Global Services	46,308	48,356	99,595	89,960
Industrial Environmental	8,900	1,200	18,582	1,200

	81,884	69,028	165,281	125,879
Research and development costs	(3,962)	(4,281)	(8,480)	(8,293)
Losses on asset disposals and impairments, net	(9,009)	(1,457)	(9,027)	(1,457)
Selling, general and administrative expenses	(59,709)	(53,040)	(116,802)	(102,252)
Special charges for restructuring activities	(5,312)	(7,513)	(7,666)	(8,991)
Equity in income of investees	967	433	(1,104)	2,799

Total Operating Income	$4,859	$3,170	$22,202	$7,685

NOTE 12 – EARNINGS PER SHARE

On June 30, 2015, 53,719,878 shares of our common stock were distributed to BWC shareholders to complete our spin-off transaction. The basic and diluted weighted average shares outstanding were based on the weighted average number of BWC common shares outstanding for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 adjusted for a distribution ratio of one share of BW common stock for every two shares of BWC common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except per share amounts)
Amounts attributable to Babcock & Wilcox Enterprises, Inc.
Income from continuing operations	$4,069	$1,539	$15,373	$8,686
Income from discontinued operations, net of tax	1,418	3,397	2,803	7,339

Net income attributable to Babcock & Wilcox Enterprises, Inc.	$5,487	$4,936	$18,176	$16,025

Weighted average common shares used to calculate basic earnings per common share	53,560	54,883	53,474	55,051
Effect of dilutive securities:
Stock options, restricted stock and performance shares(1)	227	175	206	200

Weighted average common shares used to calculate diluted earnings per common share	53,787	55,058	53,680	55,251

Basic earnings per common share:
Continuing operations	$0.08	$0.03	$0.29	$0.16
Discontinued operations	0.02	0.06	0.05	0.13

Basic earnings per common share	$0.10	$0.09	$0.34	$0.29

Diluted earnings per common share:
Continuing operations	$0.07	0.03	$0.29	0.16
Discontinued operations	0.03	0.06	0.05	0.13

Diluted earnings per common share	$0.10	$0.09	$0.34	$0.29

(1)	At June 30, 2015 and 2014, we have excluded from our diluted share calculation 1,204,003 and 686,544 shares respectively, related to stock options, as their effect would have been antidilutive.

NOTE 13 – RELATED PARTY TRANSACTIONS

In connection with the spin-off, BWC changed its name to BWX Technologies, Inc. We are a party to transactions with our former Parent and its subsidiaries in the normal course of operations. These transactions include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Sales to our former Parent	$(286)	$(1,312)	$(911)	$(4,220)
Corporate administrative expense	$17,332	$18,332	$35,343	$36,664

Guarantees

As of June 30, 2015, our former Parent has outstanding performance guarantees for various projects executed by us. These projects are all in the normal course of business. These guarantees, based on original contract value, total $1,670.3 million and range in expiration dates from 2015 to 2035. We are contractually obligated to use our commercially reasonable efforts to terminate all existing guarantees by one party of obligations relating to the business of the other party, including financial performance and other guarantee obligations.

Net transfers (to) from former Parent

Net transfers (to) from former Parent represent the change in our former Parent’s historical investment in us. It primarily includes the net effect of cost allocations from transactions with our former Parent, sales to our former Parent, and the net transfers of cash and assets to our former Parent.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Sales to former Parent	$(286)	$(1,312)	$(911)	$(4,220)
Corporate administrative expenses	17,332	18,332	35,343	36,664
Income tax allocation	7,441	(2,439)	11,872	(6,484)
Acquisition of business, net of cash acquired	—	127,704	—	127,704
Cash pooling and general financing activities	(44,129)	16,584	(91,015)	61,598
Cash contribution received at spin-off	125,300	—	125,300	—

Net transfer from former Parent per statement of cash flows	$105,658	$158,869	$80,589	$215,262
Non-cash items:
Net transfer of assets and liabilities	44,706	—	44,706	—
Distribution of Nuclear Energy segment	(47,839)	—	(47,839)	—

Net transfer from former Parent per statement of shareholders’ equity	$102,525	$158,869	$77,456	$215,262

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the cautionary statements included in this report and the factors set forth under “Risk Factors” in our registration statement on Form 10 (as amended, the “Form 10”) filed with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We assume no obligation to revise or update any forward-looking statement included in this report for any reason, except as required by law.

OVERVIEW

In this quarterly report on Form 10-Q, unless the context otherwise indicates, “BW,” “we,” “us” and “our” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) (“BWC” or the “former Parent”) approved the spin-off of BW through the distribution of shares of BW common stock to holders of common stock. The distribution of BW common stock was made on June 30, 2015, and consisted of one share of BW common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of BW common stock. On June 30, 2015, BW became a separate publicly traded company, and BWC did not retain any ownership interest in BW. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015. The spin-off is further described in Note 1 to the condensed consolidated and combined financial statements.

As a new and independent company, BW continues to be a leading technology-based provider of advanced fossil and renewable power generation equipment with a broad suite of new build boiler and environmental products, and continues to provide a comprehensive platform of aftermarket services to a large global installed base of power generation facilities. In addition, BW is a leading provider of technology and services in the growing market for industrial environmental systems. Across all of our capabilities, we continue to specialize in engineering, manufacturing, procurement and erection of equipment and technology for a large and global customer base. We operate in three segments: Global Power, Global Services and Industrial Environmental. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues.

Our strategy as an independent company focuses on four important areas:

•	enhancing our operating model and asset base to optimize our approach to profitable organic growth and enhanced free cash flow across our range of global markets;

•	pursuing growth opportunities in the international power generation market by expanding our market and operation presences in regions around the world where we expect continued demand growth for both our traditional and new, renewable technology and services;

•	seeking and executing additional strategic acquisitions that focus on expanding our existing capabilities as well as entering adjacent markets; and

•	maintaining our commitment to safety and exceeding our customer expectations.

Global Power Segment

Our Global Power segment consists of our worldwide new build boiler and environmental products businesses. Through this segment, we engineer, manufacture, procure, construct and commission steam generating and environmental systems and other related equipment. Our boilers are designed for utility and industrial applications, fired with fossil and renewable fuels and include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators, waste heat boilers and solar thermal power systems. Our environmental systems offer air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions and include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally. This segment’s activity is dependent on the capital expenditures and operations and maintenance expenditures of global electric power generating companies and other steam-using industries with environmental compliance needs.

We see opportunities for growth in revenues in this segment relating to a variety of factors including the following:

•	emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•	a global need for renewable and carbon neutral power applications requiring steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass;

•	industrial products such as heat recovery and steam generators, and natural gas- and oilfired package boilers due to lower fuel prices; and

•	increasing environmental regulation.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We are actively researching, developing and deploying a range of products to serve this opportunity, including lower-carbon technologies that enable clean use of fossil fuels, such as ultra-supercritical boilers; carbon-neutral technologies, such as biomass-fueled boilers and gasifiers; and gas-fired package boiler technologies.

We expect the recent growth in backlog, which relates primarily to recent international coal boiler and renewable bookings, will provide revenue growth in this segment, although the rate of backlog growth is dependent on many external factors described above and may vary from period to period.

Global Services Segment

Our Global Services segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment for power generation. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. We deliver these aftermarket products and services to a large installed base for our and our competitors’ power generation and industrial plants globally through our extensive network of regionally located service centers, technical support personnel, and global sourcing capabilities. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally. This segment’s activity is dependent on the demand for electricity and ultimately the capacity utilization and associated operations and maintenance expenditures of power generating companies and other steam-using industries.

While there is overall industry pressure on sales associated with the U.S. coal utility market, we continue to see opportunities for growth and margin expansion in this segment relating to a variety of factors including the following:

•	consolidating and repositioning our infrastructure to meet the substantial recurring aftermarket products and services opportunity with a strategically efficient and cost competitive operating model;

•	continued customer investment in existing power plants, particularly in North America, to enhance utilization and operating efficiency levels, improve reliability and extend the useful life of existing plants;

•	leveraging our relationship network of strategic partners, particularly in North America, to expand our market opportunity to supply aftermarket parts and services to installed units delivered by other original equipment suppliers; and

•	targeted repositioning of our global sales network in strategic countries to serve the aftermarket refurbishment and maintenance of existing facilities outside North America.

We expect that our large installed base of power generation equipment will provide a solid foundation for a recurring revenue stream.

Industrial Environmental Segment

Our Industrial Environmental segment provides environmental products and services to numerous industrial end markets through MEGTEC, which we acquired on June 20, 2014. Through this segment, we design, engineer and manufacture products including oxidizers, solvent and distillation systems, wet electrostatic precipitators, fabric filter baghouses, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems, coating lines and equipment. Our suite of technologies for pollution abatement include systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. We serve a diverse set of industrial end markets with a current emphasis on the chemical, pharmaceutical, energy storage, packaging, and automotive markets. This segment’s activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We see opportunities for growth in revenues in this segment relating to a variety of factors. Our new equipment customers purchase equipment as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Economic recovery, particularly in the United States, as well as major investments in global chemical markets have strengthened demand for MEGTEC equipment, while tightening environmental regulations in China, India and developing countries are creating new opportunities. Long-term trends toward increased environmental controls for industrial manufacturers around the world are expected to provide revenue growth in this segment. We will continue to seek acquisitions to expand our market presence and technology offerings. Additionally, the results of the segment will benefit from the end of the one-year amortization period as of June 30, 2015 of the $10.4 million backlog intangible asset that was established in purchase accounting.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2015 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2014

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
REVENUES:
Global Power	$157,373	$109,693	$47,680	$281,259	$219,985	$61,274
Global Services	236,720	214,086	22,634	468,894	415,872	53,022
Industrial Environmental	43,392	3,600	39,792	84,487	3,600	80,887

	$437,485	$327,379	$110,106	$834,640	$639,457	$195,183

GROSS PROFIT:
Global Power	$26,676	$19,472	$7,204	$47,104	$34,719	$12,385
Global Services	46,308	48,356	(2,048)	99,595	89,960	9,635
Industrial Environmental	8,900	1,200	7,700	18,582	1,200	17,382

	81,884	69,028	12,856	165,281	125,879	39,402

Research and development costs	(3,962)	(4,281)	319	(8,480)	(8,293)	(187)
Losses on asset disposals and impairments, net	(9,009)	(1,457)	(7,552)	(9,027)	(1,457)	(7,570)
Selling, general and administrative expenses	(59,709)	(53,040)	(6,669)	(116,802)	(102,252)	(14,550)
Special charges for restructuring activities	(5,312)	(7,513)	2,201	(7,666)	(8,991)	1,325
Equity in income (loss) of investees	967	433	534	(1,104)	2,799	(3,903)

Operating income	$4,859	$3,170	$1,689	$22,202	$7,685	$14,517

Consolidated and Combined Results of Operations

Three Months Ended June 30, 2015 vs. 2014

Consolidated and combined revenues increased by 33.6%, or $110.1 million, to $437.5 million in the three months ended June 30, 2015 as compared to $327.4 million for the corresponding period in 2014, due primarily to increased revenues from our Global Power and Global Services segments of $47.7 million and $22.6 million, respectively. The MEGTEC acquisition, which was completed on June 20, 2014 and comprises the Industrial Environmental segment, contributed an additional $39.8 million of revenues over the 2014 period.

Gross profit increased by 18.6%, or $12.9 million, to $81.9 million in the three months ended June 30, 2015 as compared to $69.0 million for the corresponding period in 2014, primarily due to increases in revenues from the Global Power segment and the MEGTEC acquisition.

The performance drivers of each segment as well as other operating costs are discussed in more detail below.

Six Months Ended June 30, 2015 vs. 2014

Consolidated revenues and combined revenues increased by 30.5%, or $195.2 million, to $834.6 million in the six months ended June 30, 2015 as compared to $639.5 million for the corresponding period in 2014, due primarily to increased revenues from our Global Power and Global Services segments of $61.3 million and $53.0 million, respectively. The MEGTEC acquisition, which was completed on June 20, 2014 and comprises the Industrial Environmental segment, contributed an additional $80.9 million of revenues over the 2014 period.

Gross profit increased by 31.3%, or $39.4 million, to $165.3 million in the six months ended June 30, 2015 as compared to $125.9 million for the corresponding period in 2014, primarily due to increases in revenues from the Global Power and Global Services segments and the MEGTEC acquisition.

The performance drivers of each segment as well as other operating costs are discussed in more detail below.

Global Power

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$157,373	$109,693	$47,680	$281,259	$219,985	$61,274
Gross profit	26,676	19,472	7,204	47,104	34,719	12,385
% of revenues	17.0%	17.8%		16.7%	15.8%

Three Months Ended June 30, 2015 vs. 2014

Revenues increased 43.5%, or $47.7 million, to $157.4 million in the three months ended June 30, 2015, compared to $109.7 million in the corresponding 2014 period. This increase was due to higher new build steam generation systems revenues of $43.4 million primarily related to recently awarded utility and renewable energy boiler projects. In addition, we experienced an increase in new build environmental revenues of $4.3 million primarily due to the level of activities on various projects.

Gross profit increased $7.2 million to $26.7 million in the three months ended June 30, 2015, compared to $19.5 million in the corresponding 2014 period, primarily due to the increase in revenues discussed above. In addition, the prior year period contained an additional loss provision recorded on the Berlin Station project of $4.0 million which had a favorable comparison impact on gross profit as a percentage of revenues of 3.7% for the three months ended June 30, 2015 when compared to the corresponding 2014 period. This increase was offset by a lower level of net project improvements as compared to the prior year period.

Six Months Ended June 30, 2015 vs. 2014

Revenues increased 27.9%, or $61.3 million, to $281.3 million in the six months ended June 30, 2015, compared to $220.0 million in the corresponding 2014 period. This increase was due to higher new build steam generation systems revenues of $65.0 million primarily related to recently awarded utility and renewable energy boiler projects. This increase was partially offset by a decline in new build environmental revenues of $3.7 million as projects related to the previously enacted environmental rules and regulations near completion.

Gross profit increased $12.4 million to $47.1 million in the six months ended June 30, 2015, compared to $34.7 million in the corresponding 2014 period, primarily due to the increase in revenues discussed above. In addition, the prior year period contained an additional loss provision recorded on the Berlin Station project of $11.6 million which had a favorable comparison impact on gross profit as a percentage of revenues of 5.3% for the six months ended June 30, 2015 when compared to the corresponding 2014 period. This increase was offset by a lower level of net project improvements as compared to the prior year period.

Global Services

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$236,720	$214,086	$22,634	$468,894	$415,872	$53,022
Gross profit	46,308	48,356	(2,048)	99,595	89,960	9,635
% of revenues	19.6%	22.6%		21.2%	21.6%

Three Months Ended June 30, 2015 vs. 2014

Revenues increased 10.6%, or $22.6 million, to $236.7 million in the three months ended June 30, 2015, compared to $214.1 million in the corresponding 2014 period. This increase was primarily attributable to increased activity in projects and construction services from a couple of larger service projects.

Gross profit decreased $2.0 million to $46.3 million in the three months ended June 30, 2015, compared to $48.4 million in the corresponding 2014 period. The gross profit related to the increased revenues discussed above was more than offset by lower gross profit from our operations and maintenance activities. The 2015 period gross profit was affected by a planned maintenance outage at one of the facilities we operate and the prior year period was favorably impacted by settlements on contracts for facilities that we no longer operate.

Six Months Ended June 30, 2015 vs. 2014

Revenues increased 12.7%, or $53.0 million, to $468.9 million in the six months ended June 30, 2015, compared to $415.9 million in the corresponding 2014 period. This increase was primarily attributable to increased activity in projects and construction services from various service projects.

Gross profit increased $9.6 million to $99.6 million in the six months ended June 30, 2015, compared to $90.0 million in the corresponding 2014 period, primarily related to the increase in revenues above. The increase in gross profit was negatively affected by the operations and maintenance items discussed above in the three month period, but with partial offsets from project improvements and cost savings from our margin improvement initiatives.

Industrial Environmental

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$43,392	$3,600	$39,792	$84,487	$3,600	$80,887
Gross profit	8,900	1,200	7,700	18,582	1,200	17,382
% of revenues	20.5%	33.3%		22.0%	33.3%

Three Months Ended June 30, 2015 vs. 2014

This segment contains the operating results of MEGTEC, which was acquired on June 20, 2014. Revenues and gross profit contributed by this segment totaled $43.4 million and $8.9 million, respectively, for the three months ended June 30, 2015 as compared to revenues and gross profit of $3.6 million and $1.2 million, respectively, in the corresponding 2014 period. The 2015 period includes amortization of intangible assets which had a $3.1 million unfavorable impact on gross profit for the three months ended June 30, 2015, primarily related to a $10.4 million backlog intangible asset that completed its one-year amortization period as of June 30, 2015.

Six Months Ended June 30, 2015 vs. 2014

Revenues and gross profit contributed by this segment totaled $84.5 million and $18.6 million, respectively, for the six months ended June 30, 2015 as compared to revenues and gross profit of $3.6 million and $1.2 million, respectively, in the corresponding 2014 period. The 2015 period includes amortization of intangible assets which had a $5.8 million unfavorable impact on gross profit for the six months ended June 30, 2015, primarily related to a $10.4 million backlog intangible asset that completed its one-year amortization period as of June 30, 2015.

Backlog

Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog. These unconsolidated joint ventures are primarily included in our Global Power segment.

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In millions)
Global Power	$1,185	$946
Global Services	1,162	1,229
Industrial Environmental	96	72

Backlog	$2,443	$2,247

Of the June 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(Unaudited)
	(In approximate millions)
Global Power	$322	$448	$415	$1,185
Global Services	297	236	629	1,162
Industrial Environmental	67	29	—	96

Backlog	$686	$713	$1,044	$2,443

Research and development:

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were relatively unchanged at $4.0 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $8.3 million for the six months ended June 30, 2015 and 2014, respectively.

Gain (loss) on asset disposal and impairment-net:

Gain (loss) on asset disposal and impairment-net increased to $9.0 million and for the three and six months ended June 30, 2015, as compared to $1.5 million for the three and six months ended June 30, 2014. In the three months ended June 30, 2015, the company recognized a $9.0 million impairment charge primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined during the quarter ended June 30, 2015 to not be commercially viable.

Selling, general and administrative:

Selling, general and administrative expenses increased by $6.7 million to $59.7 million for the three months ended June 30, 2015, as compared to $53.0 million for the corresponding period in 2014. Selling, general and administrative expenses increased by $14.6 million to $116.8 million for the six months ended June 30, 2015, as compared to $102.3 million for the corresponding period in 2014. Cost savings from restructuring activities were offset by an increase in selling, general and administrative expenses of $8.6 million and $16.9 million in the three and six months ended June 30, 2015 associated with the MEGTEC business that was acquired on June 20, 2014.

The costs to operate our business as an independent public entity may exceed the historical allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management and the related cost of insurance. We estimate that we will incur annual incremental costs that will range from $14 million to $16 million to replace both the services previously provided by BWC as well as other stand-alone costs, such as costs to create separate accounting, legal, senior management and tax teams. Due to the scope and complexity of these activities, the amount and timing of these incremental costs could vary and initial run rates could be slightly higher than the expected annual increase.

Special charges for restructuring activities and spin-off costs:

Global Competitiveness Initiative and Other Restructuring Activities

Prior to contemplating the spin-off, we launched the Global Competitiveness Initiative (“GCI”) in the third quarter of 2012 to enhance competitiveness, better position us for growth, and improve profitability. A wide range of cost reduction activities were identified, including operational and functional efficiency improvements, organizational design changes and manufacturing optimization. Savings from these initiatives have been phased in since 2012, and once fully executed we expect annual savings to total approximately $50 million. The majority of the expected annual savings are from efficiency improvements that were completed in 2013 and 2014. The balance of the cost savings relates to manufacturing initiatives that are expected to be completed in 2015. We have incurred $21.5 million of costs associated with the GCI program through June 30, 2015. This includes $0.8 million and $2.3 million of costs associated with GCI incurred in the three and six months ended June 30, 2014, respectively. We have not recognized significant costs related to GCI in the three and six months ended June 30, 2015 as this initiative is nearing completion.

We are also targeting additional structural change initiatives that we expect, in conjunction with our GCI initiatives, to drive further margin improvement in our Global Power and Global Services segments. We expect to incur total restructuring charges (cash and non-cash), as well as produce annual savings once these additional initiatives are fully implemented, in the range of $35 million to $50 million. We have incurred $24.6 million of costs associated with the margin improvement program through June 30, 2015. This includes $5.3 million of costs associated with these additional initiatives incurred in the three months ended June 30, 2015. In addition, for the six months ended June 30, 2015 and 2014, we incurred costs totaling $7.7 million and $6.8 million, respectively, associated with these margin improvement initiatives. The costs incurred in the three and six months ended June 30, 2015 were primarily related to non-cash accelerated depreciation and impairments for facility consolidation and consulting fees.

In addition, cost savings from these programs are expected to make our offerings more cost-competitive through both direct and overhead cost reductions, allowing us to more aggressively pursue new business opportunities and other initiatives to increase stockholder value.

Spin-off Transaction Costs

In the three and six months ended June 30, 2015, we incurred $0.9 million of costs directly related to the spin-off of BW from BWC, retention stock awards were granted and have a remaining fair value of $3.1 million with a one-year vesting period. Expense related to these awards will be presented as a spin-off cost.

Equity in income (loss) of investees:

Equity in income (loss) of investees increased by $0.5 million to income of $1.0 million for the three months ended June 30, 2015, as compared to $0.4 million for the corresponding period in 2014, primarily attributable to favorable project performance in China causing an increase of $1.8 million in the three months ended June 30, 2015 over the corresponding 2014 period. This increase was partially offset by the near completion of a U.S. environmental project joint venture that generated $1.6 million less operating income in the three months ended June 30, 2015 as compared to 2014.

Equity in income (loss) of investees decreased $3.9 million to a loss of $1.1 million for the six months ended June 30, 2015, as compared to income of $2.8 million for the corresponding period in 2014. This was primarily attributable to the near completion of a U.S. environmental project joint venture that generated $2.9 million less operating income in the six months ended June 30, 2015 as compared to 2014. Also, in the six months ended June 30, 2014, equity in income (loss) of investees included income from our interest in Ebensburg Power Company, in which we purchased the remaining outstanding equity in May 2014 and now consolidate into the Global Services segment.

Provision for Income Taxes

	Three months ended June 30,			Six months ended June 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Income from continuing operations before provision for income taxes	$5,042	$3,457	$1,585	$22,090	$9,712	$12,378
Income tax provision	919	1,841	(922)	6,611	833	5,778
Effective tax rate	18.2%	53.3%		29.9%	8.6%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with effective tax rates of approximately 26%, 24% and 20%, respectively. Income from continuing operations before provision for income taxes generated in the United States and foreign locations for the three and six months ended June 30, 2015 and 2014 is presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
U.S.	$(3,275)	$(106)	$10,328	$8,373
Other than U.S.	8,317	3,563	11,762	1,339

Income from continuing operations before provision for income taxes	$5,042	$3,457	$22,090	$9,712

Our effective tax rate for the three months ended June 30, 2015 was approximately 18.2% as compared to 53.3% for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income. Our effective tax rate for the three months ended June 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

Our effective tax rate for the six months ended June 30, 2015 was approximately 29.9% as compared to 8.6% for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income. Our effective tax rate for the six months ended June 30, 2014 was lower than our statutory rate primarily due to the receipt of a favorable ruling from the Internal Revenue Service that allowed us to amend prior year U.S. income tax returns to exclude distributions of certain of our foreign joint ventures from domestic taxable income.

Liquidity and Capital Resources

At June 30, 2015, we had: cash and cash equivalents of $307.6 million, including $125.3 million received from the former Parent at the time of the spin-off; investments with a fair value of $6.2 million, primarily held by our captive insurer; and restricted cash and cash equivalents of $35.5 million, of which $4.1 million was held in restricted foreign cash accounts and $31.4 million was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.

Approximately $175.7 million, or 57% of our total unrestricted cash and cash equivalents at June 30, 2015, is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.

Our investment portfolio consists primarily of investments in highly liquid money market instruments. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income.

We are currently exploring growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities by cash on hand, external financing (including debt), equity or some combination thereof. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity to be sufficient to meet our liquidity needs for at least twelve months from the date of this filing.

Our net cash provided by operations was $55.6 million in the six months ended June 30, 2015, compared to cash used in operations of $57.9 million for the six months ended June 30, 2014. This increase in cash provided by operations was primarily attributable to improved contract in progress and advance billings positions due to the recent award of several large new build projects.

Our net cash used in investing activities decreased by $112.2 million to $17.2 million in the six months ended June 30, 2015 from $129.4 million in the six months ended June 30, 2014. This decrease in net cash used in investing activities was primarily attributable to the 2014 acquisition of MEGTEC. We expect capital expenditures to be higher than historical spend at approximately $40 million in the full year 2015 related to the completion of a manufacturing facility in Mexico as part of our Global Competitiveness Initiative and investment in our information technology systems in order to fully operate as a separate company.

Our net cash provided by financing activities was $80.6 million in the six months ended June 30, 2015, compared to cash provided by in financing activities of $214.0 million for the six months ended June 30, 2014. This net cash provided by financing activities in the six months ended June 30, 2015 includes $125.3 million of cash received from the former parent in the spin-off transaction, partially offset by cash transferred to the former Parent during the period. Net cash provided by financing activities in the six months ended June 30, 2014 includes $142.8 million of net cash transferred from the former Parent inclusive of the purchase price of MEGTEC. The remainder of the difference primarily relates to net transfers to the former Parent in the normal course of business.

Credit Facility

On June 30, 2015, the new credit agreement (“New Credit Agreement”) that we entered into on May 11, 2015 closed in connection with the spin-off. The New Credit Agreement provides for senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the New Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available for the issuance of letters of credit.

The New Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto.

The New Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The New Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The New Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, but such prepayments will not require us to reduce the commitments under the New Credit Agreement.

Loans outstanding under the New Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent’s prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee varies between 0.250% and 0.350% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.

The New Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the New Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At June 30, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $109.1 million of letters of credit issued under the New Credit Agreement, we had approximately $383.9 million available for borrowings or to meet letter of credit requirements.

The New Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the New Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At June 30, 2015, we were in compliance with all of the covenants set forth in the New Credit Agreement.

Other Credit Arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of June 30, 2015 was $160.9 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety’s discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $514.0 million.

Long-term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $281.3 million at June 30, 2015. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the six months ended June 30, 2015, we made contributions to our pension and postretirement benefit plans totaling $3.9 million. We expect to make contributions to these plans totaling $1.5 million for the remainder of 2015.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see “Critical Accounting Policies” in the Form 10. There have been no material changes to our policies during the six months ended June 30, 2015, except as disclosed in Note 1 to our unaudited condensed consolidated and combined financial statements included in this report.

Accounting for Contracts

As of June 30, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-priced contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the six months ended June 30, 2015 and 2014, we recognized net changes in estimate related to long-term contracts accounted for on the percentage-of-completion basis, which increased operating income by approximately $9.4 million and $15.7 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10 filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 7 to the unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Form 10. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Mine Safety Disclosures

We own, manage and operate Ebensburg Power Company, an independent power company that produces alternative electrical energy. Through one of our subsidiaries, Revloc Reclamation Service, Inc., Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the “Revloc Sites”). At the Revloc Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this quarterly report on
Form 10-Q.

Item 6. Exhibits

2.1*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.2	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company

10.8	2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.

10.9	Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan

10.10	Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan

10.11	Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc.

10.12	Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan

10.13	Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC

10.14	Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company

10.15	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp.

10.16	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc.

10.17	Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.18	Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto

10.19	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized
Representative)

August 4, 2015

Exhibit Index

Exhibit Number	Exhibit Description

2.1*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.2	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company

10.8	2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.

10.9	Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan

10.10	Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan

10.11	Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc.

10.12	Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan

10.13	Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC

10.14	Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company

10.15	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp.

10.16	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc.

10.17	Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc.

10.18	Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto

10.19	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.