Form 10-Q
period 2015-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2015-11-03
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-36876
_______________________________________________________
BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

DELAWARE	47-2783641
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

THE HARRIS BUILDING
13024 BALLANTYNE CORPORATE PLACE
SUITE 700
CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (704) 625-4900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at October 30, 2015 was 53,613,117.

BABCOCK & WILCOX ENTERPRISES, INC.
INDEX - FORM 10-Q

PART I
BABCOCK & WILCOX ENTERPRISES, INC.
FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands, except per share amounts)
Revenues	$419,977	$402,016	$1,254,617	$1,041,473
Costs and expenses:
Cost of operations	342,055	313,646	1,011,414	827,224
Research and development costs	3,977	4,502	12,457	12,795
Losses on asset disposals and impairments, net	10	19	9,037	1,476
Selling, general and administrative expenses	62,637	58,414	178,539	160,666
Restructuring and spin transaction costs	2,713	2,752	11,279	11,743
Total costs and expenses	411,392	379,333	1,222,726	1,013,904
Equity in income of investees	1,047	2,859	(57)	5,658
Operating income	9,632	25,542	31,834	33,227
Other income (expense):
Interest income	138	242	420	919
Interest expense	(389)	(181)	(673)	(385)
Other – net	(1,326)	63	(1,436)	1,617
Total other income (expense)	(1,577)	124	(1,689)	2,151
Income from continuing operations before provision for income taxes	8,055	25,666	30,145	35,378
Provision for income taxes	1,770	12,894	8,381	13,727
Income from continuing operations	6,285	12,772	21,764	21,651
Income from discontinued operations, net of tax	—	(7,102)	2,803	237
Net income	6,285	5,670	24,567	21,888
Net income attributable to noncontrolling interest	(116)	(61)	(222)	(254)
Net Income attributable to Babcock & Wilcox Enterprises, Inc.	$6,169	$5,609	$24,345	$21,634
Amounts attributable to Babcock & Wilcox Enterprises, Inc.
Income from continuing operations	$6,169	$12,711	$21,542	$21,397
Income from discontinued operations, net of tax	—	(7,102)	2,803	237
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$6,169	$5,609	$24,345	$21,634
Basic earnings per common share:
Continuing operations	$0.11	$0.24	$0.40	0.39
Discontinued operations	—	(0.14)	0.05	0.01
Basic earnings per common share	$0.11	$0.10	$0.45	$0.40
Diluted earnings per common share:
Continuing operations	$0.11	0.24	$0.40	0.39
Discontinued operations	—	(0.14)	0.05	0.01
Diluted earnings per common share	$0.11	$0.10	$0.45	$0.40
Shares used in the computation of earnings per common share:
Basic	53,758	53,553	53,569	54,552
Diluted	53,787	53,722	53,716	54,741
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income	$6,285	$5,670	$24,567	$21,888
Other comprehensive income (loss):
Currency translation adjustments	(7,685)	(6,834)	(16,394)	(13,975)

Derivative financial instruments:
Unrealized gains (losses) arising during the period	4,360	(1,501)	1,363	(1,693)
Tax provision (benefit)	(1,023)	386	(245)	436
Total unrealized gains (losses) on derivative financial instruments, net of taxes	3,337	(1,115)	1,118	(1,257)
Reclassification adjustment for (gains) losses included in net income	(474)	1,086	1,672	1,026
Tax provision (benefit)	115	(279)	(453)	(266)
Total reclassification adjustment for (gains) losses included in net income, net of taxes	(359)	807	1,219	760

Benefit obligations:
Amortization of benefit plan costs	1,139	3,082	1,368	3,631
Tax provision (benefit)	(1,048)	(787)	(1,140)	(964)
Total amortization of benefit plan costs, net of taxes	91	2,295	228	2,667

Investments:
Unrealized losses arising during the period	(65)	(15)	(50)	(2)
Tax provision (benefit)	35	5	30	1
Total unrealized losses arising during the period, net of taxes	(30)	(10)	(20)	(1)
Reclassification adjustment for losses included in net income	—	16	3	1
Tax provision (benefit)	—	(6)	(1)	(1)
Total reclassification adjustments for losses included in net income, net of taxes	—	10	2	—

Other comprehensive loss	(4,646)	(4,847)	(13,847)	(11,806)
Total comprehensive income	1,639	823	10,720	10,082
Comprehensive loss attributable to noncontrolling interest	(38)	(60)	(169)	(249)
Comprehensive income attributable to Babcock & Wilcox Enterprises, Inc.	$1,601	$763	$10,551	$9,833
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited, in thousands)
Current assets:
Cash and cash equivalents	$334,150	$218,659
Restricted cash and cash equivalents	40,293	26,311
Investments	750	1,607
Accounts receivable – trade, net	274,679	265,456
Accounts receivable – other	59,337	36,147
Contracts in progress	113,431	107,751
Inventories	96,358	98,711
Deferred income taxes	39,900	36,601
Other current assets	22,124	11,347
Current assets of discontinued operations	—	46,177
Total current assets	981,022	848,767
Property, plant and equipment - gross	330,230	335,761
Accumulated depreciation	(184,956)	(200,525)
Net property, plant and equipment	145,274	135,236
Investments	1,055	214
Goodwill	201,870	209,277
Deferred income taxes	130,149	115,111
Investments in unconsolidated affiliates	86,785	109,248
Intangible assets	38,479	50,646
Other assets	27,040	9,227
Non-current assets of discontinued operations	—	38,828
TOTAL ASSETS	$1,611,674	$1,516,554
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2015	December 31, 2014
	(Unaudited, in thousands, except share and per share amounts)
Current liabilities:
Notes payable and current maturities of long-term debt	$3,140	$3,215
Accounts payable	151,178	160,606
Accrued employee benefits	44,783	39,464
Advance billings on contracts	200,932	148,098
Accrued warranty expense	38,643	37,735
Accrued liabilities – other	81,094	54,827
Current liabilities of discontinued operations	—	44,145
Total current liabilities	519,770	488,090
Accumulated postretirement benefit obligation	28,947	28,347
Pension liability	243,532	253,763
Other liabilities	42,862	42,929
Non-current liabilities of discontinued operations	—	15,988
TOTAL LIABILITIES	835,111	829,117
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued 53,690,776 and 0 shares at September 30, 2015 and December 31, 2014, respectively	537	—
Preferred stock, par value $0.01 per share, authorized 20,000,000 shares; no shares issued	—	—
Capital in excess of par value	786,264	—
Treasury stock at cost, 126,409 shares at September 30, 2015	(2,372)	—
Retained earnings	6,169	—
Accumulated other comprehensive income (loss)	(14,975)	10,374
Former net parent investment	—	676,036
Stockholders' equity – Babcock & Wilcox Enterprises, Inc.	775,623	686,410
Noncontrolling interest	940	1,027
TOTAL STOCKHOLDERS' EQUITY	776,563	687,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,611,674	$1,516,554
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock		Capital In Excess of	Treasury	Retained	Other Comprehensive	Former Parent	Noncontrolling	Total Stockholders'
	Shares	Par	Par Value	Stock	Earnings	Income (Loss)	Investment	Interest	Equity
	(Unaudited, in thousands)
December 31, 2014	—	$—	$—	$—	$—	$10,374	$676,036	$1,027	$687,437
Net income	—	—	—	—	6,169	—	18,176	222	24,567
Currency translation adjustments	—	—	—	—	—	(16,341)	—	(53)	(16,394)
Derivative financial instruments	—	—	—	—	—	2,337	—	—	2,337
Defined benefit obligations	—	—	—	—	—	228	—	—	228
Available-for-sale investments	—	—	—	—	—	(18)	—	—	(18)
Stock-based compensation	42	1	3,572	(1,097)	—	—	6	—	2,482
Repurchased shares	(71)	(1)	—	(1,275)	—	—	—	—	(1,276)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(256)	(256)
Net transfer (to) from former Parent	—	—	—	—	—	—	125,295	—	125,295
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	—	(11,555)	(36,284)	—	(47,839)
Reclassification of former Parent investment to capital in excess of par value and common stock	53,720	537	782,692	—	—	—	(783,229)	—	—
September 30, 2015 (unaudited)	53,691	$537	786,264	$(2,372)	$6,169	$(14,975)	$—	$940	$776,563

Balance December 31, 2013	—	$—	$—	$—	$—	$35,339	$489,381	$924	$525,644
Net income	—	—	—	—	21,634	—		254	21,888
Defined benefit obligations	—	—	—	—	—	2,667	—	—	2,667
Available-for-sale investments	—	—	—	—	—	(1)	—	—	(1)
Currency translation adjustments	—	—	—	—	—	(13,970)	—	(5)	(13,975)
Derivative financial instruments	—	—	—	—	—	(497)	—	—	(497)
Net transfer (to) from Parent	—	—	—	—	—	—	244,475	—	244,475
Stock-based compensation	—	—	—	—	—	—	148	—	148
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(222)	(222)
September 30, 2014 (unaudited)	—	$—	$—	$—	$21,634	$23,538	$734,004	$951	$780,127
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,567	$21,888
Non-cash items included in net income:
Depreciation and amortization	28,885	21,193
Income of equity method investees	57	(5,641)
Losses on asset disposals and impairments	11,335	4,644
Write-off of accrued claims receivable, net	7,832	—
Recognition of losses for pension and postretirement plans	300	462
Stock-based compensation charges and excess tax benefits	2,482	(12)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,247)	16,452
Accounts payable	(7,823)	(42,709)
Contracts in progress and advance billings on contracts	48,549	(128,077)
Inventories	528	2,303
Income taxes	(13,720)	10,154
Accrued and other current liabilities	26,872	14,869
Pension liability, accrued postretirement benefit obligation and employee benefits	(7,075)	(19,680)
Other, net	(6,494)	1,716
NET CASH PROVIDED FROM OPERATING ACTIVITIES	93,048	(102,438)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and cash equivalents	1,627	1,270
Purchases of property, plant and equipment	(21,931)	(11,467)
Acquisition of business, net of cash acquired	—	(127,705)
Purchase of intangible assets	—	(722)
Purchases of available-for-sale securities	(9,935)	(2,845)
Sales and maturities of available-for-sale securities	5,997	9,834
Proceeds from asset disposals	(796)	137
Investment in equity method investees	—	(4,900)
NET CASH FROM INVESTING ACTIVITIES	(25,038)	(136,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowing and long-term debt	—	(4,424)
Increase in short-term borrowing	—	2,855
Net transfers from former Parent	80,589	244,174
Repurchase of shares of common stock	(1,275)	—
Excess tax benefits from stock-based compensation	—	12
Other	(256)	129
NET CASH PROVIDED FROM FINANCING ACTIVITIES	79,058	242,746
Effects of exchange rate changes on cash	(6,360)	(7,642)
CASH FLOW FROM CONTINUING OPERATIONS	140,708	(3,732)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows from discontinued operations, net	(25,194)	(5,486)
Investing cash flows from discontinued operations, net	(23)	(864)
Effects of exchange rate changes on cash	—	1,286
NET CASH FLOWS PROVIDED FROM DISCONTINUED OPERATIONS	(25,217)	(5,064)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,491	(8,796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218,659	191,318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$334,150	$182,522
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes (net of refunds)	$4,540	$6,120
SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Accrued capital expenditures included in accounts payable	$1,576	$826
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Babcock & Wilcox Enterprises, Inc. ("BW", "we", "us" or "our") operates in three business segments as described below and was wholly owned by The Babcock & Wilcox Company ("BWC" or the "former Parent") until June 30, 2015 when BWC distributed 100% of our outstanding common stock to the BWC shareholders through a tax-free spin-off transaction (the "spin-off"). BWC is now known as BWX Technologies, Inc. On and prior to June 30, 2015 our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to BW. In addition, BW PGG also includes certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC. We have treated the assets and liabilities and results of operations of NE as a discontinued operation in our condensed consolidated and combined financial statements. See Note 3 for further information.
Our condensed consolidated and combined balance sheet as of September 30, 2015 consists of the consolidated balances of BW, while our condensed consolidated and combined balance sheet as of December 31, 2014 consists of the combined balances of BW PGG. Our condensed consolidated and combined statements of operations and our condensed consolidated and combined cash flows consist of the combined results of BW PGG for periods June 30, 2015 and prior and the consolidated results of BW after June 30, 2015.
On June 8, 2015, BWC's Board of Directors approved the spin-off of BW through the distribution of shares of BW common stock to holders of BWC common stock. The distribution of BW common stock was made on June 30, 2015 and consisted of one share of BW common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of BW common stock. On June 30, 2015, BW became a separate publicly-traded company, and BWC did not retain any ownership interest in BW. A registration statement on Form 10 describing the spin-off was filed by BW with the Securities and Exchange Commission and was declared effective on June 16, 2015 (as amended through the time of such effectiveness, the "Form 10").
We have presented our condensed consolidated and combined financial statements in U.S. Dollars in accordance with the interim reporting requirements of Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States ("GAAP"). Certain financial information and disclosures normally included in our financial statements prepared annually have been condensed or omitted. Readers of these financial statements should, therefore, refer to the combined consolidated financial statements and notes in our Form 10. We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation. We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.
Certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. The majority of these allocations of management and support services costs are based on specific identification methods such as direct usage and level of effort. The remainder is allocated on the basis of a three-factor formula that considered proportional revenue generated, payroll and fixed assets. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the spin-off from BWC, we have been performing these functions using internal resources or purchased services, certain of which have been provided by BWC pursuant to a transition services agreement. Refer to Note 13 for a detailed description of transactions with other affiliates of BWC.
We have reclassified amounts previously reported to conform to the presentation as of and for the three and nine months ended September 30, 2015 and 2014, attributable to the treatment of NE as a discontinued operation.
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

•
Our Global Services segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment for power generation. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. We deliver these aftermarket products and services to a large installed base for our and our competitors' power generation and industrial plants globally through our extensive network of regionally located service centers, technical support personnel, and global sourcing capabilities. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally.

•
Our Industrial Environmental segment provides environmental products and services to numerous industrial end markets through Babcock & Wilcox MEGTEC Holdings, Inc. ("MEGTEC"), which we acquired on June 20, 2014. Through this segment, we design, engineer and manufacture products including oxidizers, solvent and distillation systems, wet and dry electrostatic precipitators, fabric filter baghouses, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems, coating lines and equipment. Our suite of technologies for pollution abatement include systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. We serve a diverse set of industrial end markets with a current emphasis on the chemical, pharmaceutical, energy storage, packaging and automotive markets.

See Note 11 for further information regarding our segments.
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the combined financial statements and the related footnotes included in the Form 10.
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
For contracts as to which we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.
Our policy is to account for fixed-price contracts under the completed-contract method if we believe that we are unable to reasonably forecast cost to complete at start-up. Under the completed-contract method, income is recognized only when a contract is completed or substantially complete. For parts orders, certain industrial equipment and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.
Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At September 30, 2015 and December 31, 2014, we recognized accrued claims totaling $2.3 million and $8.2 million, respectively.
Comprehensive Income
The components of accumulated other comprehensive income (loss) included in stockholders' equity are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Currency translation adjustments	$(16,388)	$11,551
Net unrealized gain on investments	(40)	(22)
Net unrealized gain on derivative financial instruments	2,651	(123)
Unrecognized prior service cost on benefit obligations	(1,198)	(1,032)
Accumulated other comprehensive income (loss)	$(14,975)	$10,374
The amounts reclassified out of accumulated other comprehensive income (loss) by component and the affected condensed consolidated and combined statements of operations line items are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2015	2014	2015	2014	Line Item Presented
	(In thousands)
Realized (losses) gains on derivative financial instruments	$407	$(18)	$429	$5	Revenues
	53	1	151	(4)	Cost of operations
	14	—	(18)	—	Other-net
	474	(17)	562	1	Total before tax
	(115)	4	(120)	—	Provision for income taxes
	359	(13)	442	1	Net income
Amortization of prior service cost on benefit obligations	(1,139)	(212)	(1,339)	(462)	Cost of operations
	1,048	50	1,128	150	Provision for income taxes
	(91)	(162)	(211)	(312)	Net income
Realized gain on investments	—	(16)	(3)	(1)	Other-net
	—	6	1	1	Provision for income taxes
	—	(10)	(2)	—	Net income
Total reclassifications	$268	$(185)	$229	$(311)

Inventories
The components of inventories are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$69,894	$71,604
Work in progress	9,014	9,831
Finished goods	17,450	17,276
Total inventories	$96,358	$98,711
Cash and Cash Equivalents
Our cash equivalents are highly liquid investments, with maturities of three months or less then we purchase them. Of our $334.2 million of unrestricted cash and cash equivalents at September 30, 2015, approximately $194.4 million is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.
Restricted Cash and Cash Equivalents
At September 30, 2015, we had restricted cash and cash equivalents totaling $40.3 million, $4.2 million of which was held in restricted foreign cash accounts and $36.1 million of which was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.
Goodwill
The following summarizes the changes in the carrying amount of goodwill:

	Global Power	Global Services	Industrial Environmental	Total
	(In thousands)
Balance at December 31, 2014	$37,991	$62,486	$108,800	$209,277
Final purchase price allocation for MEGTEC	—	—	(4,492)	(4,492)
Foreign currency translation adjustments and other	(766)	(2,149)	—	(2,915)
Balance at September 30, 2015	$37,225	$60,337	$104,308	$201,870
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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$37,735	$38,968
Additions	14,250	8,972
Acquisition of MEGTEC	—	4,692
Expirations and other changes	(1,311)	(681)
Payments	(11,241)	(9,218)
Translation and other	(790)	(375)
Balance at end of period	$38,643	$42,358
Research and Development
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge research and development costs unrelated to specific contracts as they are incurred. Research and development activities totaled $4.0 million and $4.5 million in the three months ended September 30, 2015 and 2014 respectively, and $12.5 million and $12.8 million in the nine months ended September 30, 2015 and 2014, respectively.
In the nine months ended September 30, 2015, we recognized a $9.0 million impairment charge primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined during the nine months ended September 30, 2015 to not be commercially viable. The impairment is included in losses on asset disposals and impairments, net in our condensed consolidated and combined statements of operations.
Provision for Income Taxes
We are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. We provide for income taxes based on the enacted tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to nominal rates and the basis on which these rates are applied. This variation, along with changes in our mix of income within these jurisdictions, can contribute to changes in our effective tax rate from period to period. We classify interest and penalties related to taxes (net of any applicable tax benefit) as a component of provision for income taxes on our condensed consolidated and combined statements of operations.
Our effective tax rate for the three months ended September 30, 2015 was approximately 22.0% as compared to 50.2% for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was lower than our statutory rate due to the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items offset by additional tax withholding on a distribution from one of our foreign joint ventures. Our effective tax rate for the three months ended September 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income and losses.
Our effective tax rate for the nine months ended September 30, 2015 was approximately 27.8% as compared to 38.8% for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items offset by additional tax withholding on a distribution from one of our foreign joint ventures. Our effective tax rate for the nine months ended September 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.
As of September 30, 2015, we have gross unrecognized tax benefits of $1.6 million, which, if recognized, would lower our effective tax rate from continuing operations.

New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective retrospectively for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. In August 2015, ASU No. 2015-03 was updated by ASU No. 2015-15, Imputation of Interest. ASU No. 2015-15 adds paragraphs pursuant to the Securities and Exchange Commission Staff Announcement permitting companies to continue to record debt issuance costs associated with a line-of-credit as an asset. This ASU was effective upon issuance. We have elected to early adopt these standards and debt issuance costs related to our Credit Facility are included in other assets on the condensed consolidated and combined balance sheets.
In April 2015, the FASB issued ASU 2015-05 – Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of this ASU is to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective prospectively for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating the impact of this standard.

NOTE 2 – MEGTEC ACQUISITION
On June 20, 2014, we acquired the outstanding stock of industrial processes solutions provider MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating/drying equipment for a variety of industrial applications.The purchase price of the acquisition has been allocated among assets acquired and liabilities assumed at estimates of fair value with the excess purchase price recorded as goodwill. Our purchase price allocation, finalized in the second quarter of 2015, is as follows:

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
Our Industrial Environmental segment is comprised of MEGTEC, and its results of operations since acquisition can be found in Note 11. Additionally, the following unaudited pro forma financial information presents our results of operations for the nine months ended September 30, 2014 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information should not be taken as representative of our future consolidated results of operations.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$402,015	$1,121,805
Net Income Attributable to Babcock & Wilcox Enterprises, Inc.	$7,558	$26,771
Basic Earnings per Common Share	$0.14	$0.49
Diluted Earnings per Common Share	$0.14	$0.49
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $(2.4) million and $(1.1) million for the three and nine months ended September 30, 2014, respectively, and $2.8 million and $8.4 million for the three and nine months ended September 30, 2013, respectively.

•
Elimination of historical interest expense of approximately $0.9 million for the nine months ended September 30, 2014, and $1.0 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.

•
Additional interest expense associated with the incremental borrowings that would have been incurred to acquire MEGTEC as of January 1, 2013 of approximately $1.2 million for the nine months ended September 30, 2014, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.

•	Elimination of $0.6 million and $13.1 million, respectively, in acquisition related costs recognized in the three and nine months ended September 30, 2014 that are not expected to be recurring.
NOTE 3 – DISCONTINUED OPERATIONS
As discussed in Note 1, we distributed assets and liabilities totaling $47.8 million associated with our NE segment to BWC in conjunction with the spin-off. We received corporate allocations from the former Parent as described in Note 1, which included $1.3 million for the three months ended September 30, 2014 and $2.7 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.
The following table presents selected financial information regarding the results of operations of our former NE segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues	$—	$14,114	$53,064	$82,263
Income (loss) before provision for income taxes	—	(16,504)	3,358	(6,286)
Provision (benefit) for income taxes	—	(9,402)	555	(6,523)
Income (loss) from discontinued operations, net of tax	$—	$(7,102)	$2,803	$237

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
NOTE 4 – CREDIT FACILITY
On June 30, 2015, the new credit agreement ("New Credit Agreement") that we entered into on May 11, 2015 closed in connection with the spin-off. The New Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the New Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available for the issuance of letters of credit.
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
Loans outstanding under the New Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee varies between 0.250% and 0.350% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.
The New Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the New Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At September 30, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $120.1 million of letters of credit issued under the New Credit Agreement, we had approximately $364.6 million available for borrowings or to meet letter of credit requirements.
The New Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the New Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At September 30, 2015, we were in compliance with all of the covenants set forth in the New Credit Agreement.

NOTE 5 – RESTRUCTURING AND SPIN TRANSACTION COSTS
Global Competitiveness Initiative
Previously announced restructuring initiatives intended to better position us for growth and profitability have included facility consolidation, consulting fees and reductions in the number of our employees. An analysis of the change in our restructuring liabilities for the nine months ended September 30, 2015 and 2014 is as follows:

	Nine months ended
	September 30, 2015	September 30, 2014
	(In thousands)
Accrued liabilities at the beginning of the period	$5,086	$5,213
Restructuring expense(1)	2,476	8,672
Payments	(7,063)	(10,081)
Accrued liabilities at the end of the period	$499	$3,804

(1)
Excludes non-cash charges for accelerated depreciation and long-lived asset impairment of $6.3 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively, which did not impact the restructuring liability.

At September 30, 2015 and 2014, the remaining unpaid restructuring liabilities relate to employee termination benefits.

Spin transaction costs
In the three and nine months ended September 30, 2015, we incurred $1.6 million and $2.5 million of costs, respectively, directly related to the spin-off from BWC. The costs were primarily attributable to stock-based compensation. Spin-related transaction costs were included in selling, general and administrative expenses in the three and six months ended June 30, 2015, and have been reclassified to special charges for restructuring activities and spin transaction costs in the the condensed consolidated and combined statements of operations this quarter.
NOTE 6 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost (benefit) included in net income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$2,555	$3,243	$9,329	$9,724	$—	$—	$—	$—
Interest cost	12,253	12,765	36,017	38,369	249	240	748	743
Expected return on plan assets	(16,631)	(15,861)	(49,986)	(47,571)	—	—	—	—
Amortization of prior service cost (credit)	99	125	299	375	—	—	—	—
Net periodic benefit cost (benefit)	$(1,724)	$272	$(4,341)	$897	$249	$240	$748	$743
We made contributions to our pension and postretirement benefit plans totaling $0.2 million and $6.7 million during the three and nine months ended September 30, 2015, respectively, as compared to $4.5 million and $8.6 million in the three and nine months ended September 30, 2014, respectively.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Berlin Station
Our subsidiary, Babcock & Wilcox Construction Co., Inc. ("BWCC"), has settled a dispute with a customer in connection with a 75MW biomass-energy power plant that BWCC designed and built in Berlin, New Hampshire. The dispute primarily concerned material claims by BWCC against its customer for contract changes relating to schedule delays, delay costs, extra work, withheld payments, improper draws on letters of credit, withheld contract-retention amounts, as well as fraud and misrepresentation. The customer made nine partial draws totaling approximately $11.0 million under letters of credit that were outstanding in connection with the project. These draws corresponded to a total of approximately $11.9 million in alleged liquidated damages for delay ("Delay LDs") on the project. Following the customer's denial of BWCC's change order request relating to schedule delays, delay costs and extra work incurred up to that time, on January 16, 2014, BWCC filed suit against the customer in the Court of Common Pleas, Summit County, Ohio, Case No. 2014 01 0208, seeking damages in excess of $37 million (the "Ohio suit"). On or about January 30, 2014, BWCC's customer filed suit against BWCC in the Superior Court of Coos County, New Hampshire, Case No. 214-2014-CV-14 alleging breach of contract and seeking unspecified amounts (the "New Hampshire suit"), which was subsequently transferred to the New Hampshire business/commercial court division. On June 26, 2014, the Ohio suit was dismissed on jurisdictional and forum non conveniens grounds. On August 29, 2014, BWCC filed its Answer, Affirmative Defenses and Counterclaim in the New Hampshire suit seeking recovery of damages of at least $66 million.
Given the customer's prior draws, the settlement removes any risk that the customer would attempt to call all or part of the remaining $21.9 million of letters of credit, which have now been canceled. While we continue to believe that BWCC had sound legal and factual bases for its claims, the settlement also avoids protracted litigation which would have entailed substantial legal fees and expenses, as well as significant management distraction. Further, it was not clear that we would ultimately be able to recover all amounts due from our customer in the event we prevailed in the litigation.
In the three months ended September 30, 2015, we incurred $9.6 million of costs associated with the legal settlement, which included $1.8 million of legal costs included in selling, general and administrative and the reversal of $7.8 million of revenue in the Global Power segment related to the release of an accrued claims receivable, net of other remaining contract liabilities.
Previously, we made provisions totaling $11.6 million in the nine months ended September 30, 2014, for Delay LDs called to date against the letters of credit. We have not recorded offsetting claims revenue related to these calls in our financial statements.
ARPA
On February 28, 2014, Arkansas River Power Authority ("ARPA") filed suit against Babcock & Wilcox Power Generation Group, Inc. (now known as The Babcock & Wilcox Company) ("PGG OpCo") in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of PGG OpCo's delivery of a circulating fluidized bed ("CFB") boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract.
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
On April 16, 2014, PGG OpCo filed an Answer asserting numerous defenses, including waiver, prevention of performance and failure to mitigate damages and Counterclaims alleging bad faith, breach of contract and unjust enrichment. ARPA filed an Answer to the Counterclaims on May 7, 2014. The District Court granted leave for ARPA to amend its Complaint, and ARPA's First Amended Complaint was accepted on March 20, 2015. PGG OpCo filed its Answer to the First Amended Complaint on April 1, 2015.
On August 24, 2015, PGG OpCo filed a summary judgment motion seeking dismissal of seven of the eight claims asserted by ARPA. On the same day, ARPA filed its motion for summary judgment on two of its claims and on the counterclaims asserted by PGG OpCo. Briefing on the summary judgment motions should be completed by the end of October 2015. There is no deadline for the Court to rule on the pending motions for summary judgment, and we cannot predict when they will be resolved. Discovery should also be completed by the end of October 2015, after which we expect the Court to set a trial date.

We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. Most of the alleged damages are expressly waived and/or capped in provisions of the 2005 contract that we believe are enforceable. Whether they are enforceable is the subject of PGG OpCo and ARPA's pending motions to dismiss. We cannot estimate the possible loss from the ARPA lawsuit at this time. However, in addition to establishing other relevant sub-caps and including an explicit waiver of a broad range of damages, including consequential damages, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. ARPA has alleged various theories of possible liability and damages that would lead to vastly different measures of damages, making it impracticable to estimate a range of possible outcomes; however, ARPA's damage claims total approximately $170 million. PGG OpCo does not believe it is probable that ARPA will be successful in any of its claims. PGG OpCo believes it has strong defenses and intends to aggressively defend this matter and pursue its counterclaims. However, if ARPA were to prevail on all or any significant portion of its claims in this matter, the outcome could have a material adverse effect on our financial condition.
NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS
Our global operations expose us to changes in foreign currency exchange ("FX") rates. We use derivative financial instruments, primarily FX forward contracts, to reduce the impact of changes in FX rates on our operating results. We use these instruments primarily to hedge our exposure associated with revenues or costs on our long-term contracts that are denominated in currencies other than our operating entities' functional currencies. We do not hold or issue derivative financial instruments for trading or other speculative purposes.
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our condensed consolidated and combined balance sheets. Depending on the hedge designation at the inception of the contract, the related gains and losses on these contracts are either deferred in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, or offset against the change in fair value of the hedged firm commitment through earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness are immediately recognized in other – net on our condensed consolidated and combined statements of operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings as a component of other– net in our condensed consolidated and combined statements of operations.

We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2015, we had deferred approximately $2.7 million of net gains on these derivative financial instruments in accumulated other comprehensive income (loss). Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At September 30, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $95.3 million at September 30, 2015, with maturities extending to August 30, 2017. These instruments consist primarily of contracts to purchase or sell euros. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility. The effect of counterparty non-performance on the fair value of derivative financial instruments included in our financial statements is not material.
The following tables summarize our derivative financial instruments at September 30, 2015 and December 31, 2014:

	Asset and Liability Derivatives
	September 30, 2015	December 31, 2014
	(In thousands)
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$1,815	$88
Other assets	1,316	—
Accounts payable	14	89
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$166	$175
Accounts payable	28	284
The effects of derivatives on our financial statements are outlined below:

	The Effects of Derivative Instruments on our Financial Statements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
FX forward contracts designated as hedges:
Amount of gain (loss) recognized in other comprehensive income	$4,360	$11	$4,001	$(41)
Effective portion of gain (loss) reclassified from accumulated other comprehensive income into earnings by location:
Revenues	407	(18)	429	5
Cost of operations	53	1	151	(4)
Other-net	14	—	(18)	—
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(157)	(165)	852	(339)
FX forward contracts not designated as hedges:
Gain (loss) recognized in income by location:
Other-net	$(188)	(333)	$210	$(55)

NOTE 9 – FAIR VALUE MEASUREMENTS
Investments
We estimate the fair value of investments based on quoted market prices. For investments for which there are no quoted market prices, we derive fair values from available yield curves for investments of similar quality and terms. Fair values are as follows:

September 30, 2015	Level 2
(in thousands)
Commercial paper	$750
Mutual funds	1,055
Total fair value of available-for-sale securities	$1,805

December 31, 2014	Level 2
(in thousands)
Commercial paper	$1,607
Asset-backed securities and collateralized mortgage obligations	214
Total fair value of available-for-sale securities	$1,821
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At September 30, 2015 and December 31, 2014, we had forward contracts outstanding to purchase or sell foreign currencies, primarily British pound sterling and euros, with a total fair value of $3.3 million and $(0.1) million, respectively.
Other Financial Instruments
We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:

•
Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated and combined balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

•
Long-term and short-term debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2015 and December 31, 2014.

NOTE 10 – STOCK-BASED COMPENSATION
Prior to the spin-off, executive officers, key employees, members of the board of directors and consultants of BW were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the "BWC Plan"). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of BW are eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the "Plan"). The Plan permits grants of nonqualifed stock options, incentive stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The number of shares available for award grants under the Plan totals 5,800,000.
In connection with the spin-off, outstanding stock options and restricted stock units granted under the BWC Plan prior to 2015 were replaced with both an adjusted BWC award and a new BW stock award. These awards, when combined, had terms that were intended to preserve the values of the original awards. Outstanding performance share awards originally issued under the BWC Plan granted prior to 2015 were generally converted into unvested rights to receive the value of deemed target performance in unrestricted shares of a combination of BWC common stock and BW common stock, determined by reference to the ratio of one share of BW common stock being distributed for every two shares of BWC common stock in the spin-off, in each case with the same vesting terms as the original awards.
Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2015 totaled $4.2 million and $6.2 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2015 totaling $1.0 million and $1.7 million, respectively. Of the total stock-based compensation, $1.0 million in the three and nine months ended September 30, 2015 related to retention awards and was included in special charges for restructuring activities and spin transaction costs as described in Note 5.
Total stock-based compensation expense for all of our plans recognized for the three and nine months ended September 30, 2014 totaled $0.9 million and $1.7 million, respectively, with associated tax benefit recognized for the three and nine months ended September 30, 2014 totaling $0.3 million and $0.6 million, respectively.
NOTE 11 – SEGMENT REPORTING
As described in Note 1, our operations are assessed based on three reportable segments. An analysis of our operations by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Global Power	$160,004	$123,905	$441,263	$343,890
Global Services	221,077	229,209	689,971	645,081
Industrial Environmental(1)	38,896	48,902	123,383	52,502
	$419,977	$402,016	$1,254,617	$1,041,473
Gross profit:
Global Power	$25,780	$29,718	$72,884	$64,437
Global Services	38,925	47,680	138,521	137,640
Industrial Environmental(1)	13,217	10,972	31,798	12,172
	77,922	88,370	243,203	214,249
Research and development costs	(3,977)	(4,502)	(12,457)	(12,795)
Losses on asset disposals and impairments, net	(10)	(19)	(9,037)	(1,476)
Selling, general and administrative expenses	(62,637)	(58,414)	(178,539)	(160,666)
Special charges for restructuring activities and spin costs	(2,713)	(2,752)	(11,279)	(11,743)
Equity in income of investees	1,047	2,859	(57)	5,658
Operating income	$9,632	$25,542	$31,834	$33,227

(1)
Our Industrial Environmental segment is composed of our MEGTEC business, which was acquired on June 20, 2014 as described in Note 2. Amounts reported for this segment in the nine months ended September 30, 2014 include only a partial period.

NOTE 12 – EARNINGS PER SHARE
On June 30, 2015, 53,719,878 shares of our common stock were distributed to BWC shareholders to complete our spin-off transaction. The basic and diluted weighted average shares outstanding were based on the weighted average number of BWC common shares outstanding for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 adjusted for a distribution ratio of one share of BW common stock for every two shares of BWC common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Income from continuing operations	$6,169	$12,711	$21,542	$21,397
Income from discontinued operations, net of tax	—	(7,102)	2,803	237
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$6,169	$5,609	$24,345	$21,634

Weighted average common shares used to calculate basic earnings per common share	53,758	53,553	53,569	54,552
Dilutive effect of stock options, restricted stock and performance shares(1)	30	169	147	189
Weighted average common shares used to calculate diluted earnings per common share	53,787	53,722	53,716	54,741

Basic earnings per common share:
Continuing operations	$0.11	$0.24	$0.40	$0.39
Discontinued operations	—	(0.14)	0.05	0.01
Basic earnings per common share	$0.11	$0.10	$0.45	$0.40

Diluted earnings per common share:
Continuing operations	$0.11	0.24	$0.40	0.39
Discontinued operations	—	(0.14)	0.05	0.01
Diluted earnings per common share	$0.11	$0.10	$0.45	$0.40

(1)	At September 30, 2015 and 2014, we have excluded from our diluted share calculation 51,640 and 671,212 shares respectively, related to stock options, as their effect would have been antidilutive.
NOTE 13 – RELATED PARTY TRANSACTIONS
In connection with the spin-off, BWC changed its name to BWX Technologies, Inc. We were a party to transactions with our former Parent and its subsidiaries in the normal course of operations. These transactions prior to the June 30, 2015 spin-off included the following:

	Six Months Ended June 30, 2015 (1)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands)
Sales to our former Parent	$911	$1,192	$5,412
Corporate administrative expense	$35,343	$18,332	$54,996
(1) After the spin-off transaction on June 30, 2015, we no longer consider the former Parent to be a Related Party.
Guarantees
As of September 30, 2015, our former Parent has outstanding performance guarantees for various projects executed by us. These projects are all in the normal course of business. These guarantees, based on original contract value, total approximately $1.3 billion and range in expiration dates from 2015 to 2035. We are contractually obligated to use our commercially reasonable efforts to terminate all existing guarantees by one party of obligations relating to the business of the other party, including financial, performance and other guarantee obligations.

Net transfers from former Parent
Net transfers from former Parent represent the change in our former Parent's historical investment in us. It primarily includes the net effect of cost allocations from transactions with our former Parent, sales to our former Parent, and the net transfers of cash and assets to our former Parent prior to the spin-off. After the spin-off transaction on June 30, 2015, there have been no significant transfers to or from our former Parent.

	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2014	2014
	(In thousands)
Sales to former Parent	$911	$1,192	$5,412

Corporate administrative expenses	35,343	18,332	54,996
Income tax allocation	11,872	3,610	(2,874)
Acquisition of business, net of cash acquired	—	—	127,704
Cash pooling and general financing activities	(91,015)	8,162	69,760
Cash contribution received at spin-off	125,300	—	—
Net transfer from former Parent per statement of cash flows	$80,589	$28,912	$244,174
Non-cash items:
Net transfer of assets and liabilities	44,706	301	301
Distribution of Nuclear Energy segment	(47,839)	—	—
Net transfer from former Parent per statement of shareholders’ equity	$77,456	$29,213	$244,475
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in the Form 10 filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "forecast," "estimate," "may," "should," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the cautionary statements included in this report and the factors set forth under "Risk Factors" in our registration statement on Form 10 (as amended, the "Form 10") filed with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We assume no obligation to revise or update any forward-looking statement included in this report for any reason, except as required by law.
OVERVIEW
In this quarterly report on Form 10-Q, unless the context otherwise indicates, "BW," "we," "us" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.
On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) ("BWC" or the "former Parent") approved the spin-off of BW through the distribution of shares of BW common stock to holders of BWC common stock. The distribution of BW common stock was made on June 30, 2015, and consisted of one share of BW common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of BW common stock. On June 30, 2015, BW became a separate publicly traded company, and BWC did not retain any ownership interest in BW. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015. The spin-off is further described in Note 1 to the condensed consolidated and combined financial statements.
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
Global Power Segment
Our Global Power segment consists of our worldwide new build boiler and environmental products businesses. Through this segment, we engineer, manufacture, procure, construct and commission steam generating and environmental systems and other related equipment. Our boilers are designed for utility and industrial applications, fired with fossil and renewable fuels and include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators, waste heat boilers and solar thermal power systems. Our environmental systems offer air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions and include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally. This segment's activity is dependent on the capital expenditures and operations and maintenance expenditures of global electric power generating companies and other steam-using industries with environmental compliance needs.
We see opportunities for growth in revenues in this segment relating to a variety of factors including the following:

•	emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•	a global need for renewable and carbon neutral power applications requiring steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass;

•	industrial products such as heat recovery and steam generators, and natural gas and oil fired package boilers due to lower fuel prices; and

•	increasing environmental regulation.
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
We expect the recent growth in backlog, which relates primarily to recent international coal boiler and renewable bookings, will provide revenue growth in this segment, although the rate of backlog growth is dependent on many external factors described above and in the Form 10 and may vary from period to period.
Global Services Segment
Our Global Services segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment for power generation. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. We deliver these aftermarket products and services to a large installed base for our and our competitors' power generation and industrial plants globally through our extensive network of regionally located service centers, technical support personnel, and global sourcing capabilities. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally. This segment's activity is dependent on the demand for electricity and ultimately the capacity utilization and associated operations and maintenance expenditures of power generating companies and other steam-using industries.
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

Industrial Environmental Segment
Our Industrial Environmental segment provides environmental products and services to numerous industrial end markets through Babcock & Wilcox MEGTEC Holdings, Inc. ("MEGTEC"), which we acquired on June 20, 2014. Through this segment, we design, engineer and manufacture products including oxidizers, solvent and distillation systems, wet electrostatic precipitators, fabric filter baghouses, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems, coating lines and equipment. Our suite of technologies for pollution abatement include systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. We serve a diverse set of industrial end markets with a current emphasis on the chemical, pharmaceutical, energy storage, packaging, and automotive markets. This segment's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.
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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues:
Global Power	$160,004	$123,905	$36,099	$441,263	$343,890	$97,373
Global Services	221,077	229,209	(8,132)	689,971	645,081	44,890
Industrial Environmental(1)	38,896	48,902	(10,006)	123,383	52,502	70,881
	$419,977	$402,016	$17,961	$1,254,617	$1,041,473	$213,144
Gross profit:
Global Power	$25,780	$29,718	$(3,938)	$72,884	$64,437	$8,447
Global Services	38,925	47,680	(8,755)	138,521	137,640	881
Industrial Environmental(1)	13,217	10,972	2,245	31,798	12,172	19,626
	77,922	88,370	(10,448)	243,203	214,249	28,954
Research and development costs	(3,977)	(4,502)	525	(12,457)	(12,795)	338
Losses on asset disposals and impairments, net	(10)	(19)	9	(9,037)	(1,476)	(7,561)
Selling, general and administrative expenses	(62,637)	(58,414)	(4,223)	(178,539)	(160,666)	(17,873)
Special charges for restructuring activities	(2,713)	(2,752)	39	(11,279)	(11,743)	464
Equity in income (loss) of investees	1,047	2,859	(1,812)	(57)	5,658	(5,715)
Operating income	$9,632	$25,542	$(15,910)	$31,834	$33,227	$(1,393)

(1)
Our Industrial Environmental segment is composed of our MEGTEC business, which was acquired on June 20, 2014 as described in Note 2. Amounts reported for this segment in the nine months ended September 30, 2014 include only a partial period.

Consolidated and Combined Results of Operations
Three Months Ended September 30, 2015 vs. 2014
Consolidated and combined revenues increased by 4.5%, or $18.0 million, to $420.0 million in the three months ended September 30, 2015 as compared to $402.0 million for the corresponding period in 2014, due primarily to increased revenues from our Global Power segment of $36.1 million, partly offset by decreases in revenues from our Global Services and Industrial Environmental segments of $8.1 million and $10.0 million, respectively.
Gross profit decreased by 11.8%, or $10.4 million to $77.9 million in the three months ended September 30, 2015 as compared to $88.4 million for the corresponding period in 2014, primarily due to a legal settlement within the Global Power segment and lower net project performance in the Global Services segment, which offset higher volume in the Global Power segment. As described in Note 7 and below, the legal settlement negatively affected our overall results by $9.6 million, of which $7.8 million was reflected as a revenue reversal in the Global Power segment from the release of an accrued claims receivable, net of other remaining contract liabilities, and $1.8 million of legal costs included in selling, general and administrative.
The performance drivers of each segment as well as other operating costs are discussed in more detail below.
Nine Months Ended September 30, 2015 vs. 2014
Consolidated revenues and combined revenues increased by 20.5%, or $213.1 million, to $1.25 billion in the nine months ended September 30, 2015 as compared to $1.04 billion for the corresponding period in 2014, due primarily to increased revenues from each of our segments. Our Industrial Environmental segment is made up of MEGTEC, which was acquired on

June 20, 2014. Our Industrial Environmental segment contributed $123.4 million of revenues in the nine months ended September 30, 2015 versus only $52.5 million in the corresponding period 2014, which represents a partial year.
Gross profit increased by 13.5%, or $29.0 million, to $243.2 million in the nine months ended September 30, 2015 as compared to $214.2 million for the corresponding period in 2014, primarily due to increases in revenues and gross profit from the Global Power segment and the MEGTEC acquisition.
The performance drivers of each segment as well as other operating costs are discussed in more detail below.
Global Power

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$160,004	$123,905	$36,099	$441,263	$343,890	$97,373
Gross profit	25,780	29,718	(3,938)	72,884	64,437	8,447
% of revenues	16.1%	24.0%		16.5%	18.7%
Three Months Ended September 30, 2015 vs. 2014
Revenues increased 29.1%, or $36.1 million, to $160.0 million in the three months ended September 30, 2015, compared to $123.9 million in the corresponding 2014 period. This increase was due to higher new build steam generation systems revenues of $46.1 million primarily related to recently awarded utility, industrial and renewable energy boiler projects. This increase was partially offset by a decline in new build environmental revenues of $10.0 million primarily due to lower level of activity on particulate control projects. The three months ended September 30, 2015 also included a $7.8 million revenue reversal from releasing our accrued claims receivable as part of a legal settlement of the Berlin Station project described in Note 7.
Gross profit decreased $3.9 million to $25.8 million in the three months ended September 30, 2015, compared to $29.7 million in the corresponding 2014 period. Gross profit from the increase in revenues discussed above was offset by a $7.8 million loss associated with the Berlin Station legal settlement. The legal settlement had an unfavorable impact on gross profit as a percentage of revenues of 4.9% compared to the corresponding 2014 period.
Nine Months Ended September 30, 2015 vs. 2014
Revenues increased 28.3%, or $97.4 million to $441.3 million in the nine months ended September 30, 2015, compared to $343.9 million in the corresponding 2014 period. This increase was due to higher new build steam generation systems revenues of $111.1 million primarily related to recently awarded utility, industrial and renewable energy boiler projects. This increase was partially offset by a decline in new build environmental revenues of $13.7 million as projects related to the previously enacted environmental rules and regulations near completion and a $7.8 million revenue reversal from releasing our accrued claims receivable as part of a legal settlement of the Berlin Station project described in Note 7.
Gross profit increased $8.4 million to $72.9 million in the nine months ended September 30, 2015, compared to $64.4 million in the corresponding 2014 period. Gross profit from the increase in revenues discussed above was partially offset by a lower level of net project improvements as compared to the prior period. In addition, we recorded a $7.8 million loss associated with the release of an accrued claim as part of a legal settlement of the Berlin Station project as compared to an $11.6 million loss provision in the corresponding period of 2014, which had a favorable comparison impact on gross profit as a percentage of revenues of 1.6% for the nine months ended September 30, 2015 when compared to the corresponding 2014 period.
Global Services

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$221,077	$229,209	$(8,132)	$689,971	$645,081	$44,890
Gross profit	38,925	47,680	(8,755)	138,521	137,640	881
% of revenues	17.6%	20.8%		20.1%	21.3%

Three Months Ended September 30, 2015 vs. 2014
Revenues decreased 3.5%, or $8.1 million, to $221.1 million in the three months ended September 30, 2015, compared to $229.2 million in the corresponding 2014 period. This decrease was primarily attributable to lower boiler auxiliary equipment sales in China and parts and technical services sales, which were partially offset by a higher level of construction activities.
Gross profit decreased $8.8 million to $38.9 million in the three months ended September 30, 2015, compared to $47.7 million in the corresponding 2014 period. Gross profit is lower due to an $8.4 million contract loss accrual based on an updated forecast cost to complete a large construction services project that reflected unfavorable labor productivity and other cost adjustments. The gross profit impacts of the volume decrease and revenue mix described above were mostly offset by improved margins on parts and projects.
Nine Months Ended September 30, 2015 vs. 2014
Revenues increased 7.0%, or $44.9 million, to $690.0 million in the nine months ended September 30, 2015, compared to $645.1 million in the corresponding 2014 period. This increase was primarily attributable to increased activity in projects and construction services from various retrofit projects partially offset by lower boiler auxiliary and parts sales.
Gross profit increased $0.9 million to $138.5 million in the nine months ended September 30, 2015, compared to $137.6 million in the corresponding 2014 period. Gross profit is lower due to an $8.4 million contract loss accrual based on an updated forecast cost to complete on a large construction services project that reflected unfavorable labor productivity and other cost adjustments. The lower gross profit from the large construction services project is more than offset by the increased volume described above and improved margins on parts and projects.
Industrial Environmental

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Revenues	$38,896	$48,902	$(10,006)	$123,383	$52,502	$70,881
Gross profit	13,217	10,972	2,245	31,798	12,172	19,626
% of revenues	34.0%	22.4%		25.8%	23.2%
Three Months Ended September 30, 2015 vs. 2014
Revenues decreased 20.5%, or $10.0 million, to $38.9 million in the three months ended September 30, 2015, compared to $48.9 million in the corresponding 2014 period. Revenues decreased primarily due to lower volume of aftermarket sales and timing of product delivery.
Gross profit increased $2.2 million to $13.2 million in the three months ended September 30, 2015, compared to $11.0 million in the corresponding 2014 period. Gross profit increased primarily as a result of $2.6 million lower amortization as a result of the backlog intangible asset completing its amortization period at June 30, 2015.
Nine Months Ended September 30, 2015 vs. 2014
This segment contains the operating results of MEGTEC, which was acquired on June 20, 2014. Amounts reported for this segment in the nine months ended September 30, 2014 include only a partial period. The 2015 period includes amortization of intangible assets which had a $5.8 million unfavorable impact on gross profit for the nine months ended September 30, 2015, primarily related to a $10.4 million backlog intangible asset that completed its one-year amortization period as of June 30, 2015.
Backlog
Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue in our backlog when we receive written confirmation from our customers. Backlog may not be indicative of future operating results and projects in our backlog may be canceled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog.

	September 30, 2015	December 31, 2014	September 30, 2014
	(Unaudited, in millions)
Global Power	$1,253	$946	$795
Global Services	1,097	1,229	1,260
Industrial Environmental	92	72	79
Backlog	$2,442	$2,247	$2,134
Of the September 30, 2015 backlog, we expect to recognize revenues as follows:

	2015	2016	Thereafter	Total
	(Unaudited, in approximate millions)
Global Power	$175	$519	$559	$1,253
Global Services	193	254	650	1,097
Industrial Environmental	51	41	—	92
Backlog	$419	$814	$1,209	$2,442
Research and Development
Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were relatively unchanged at $4.0 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively. These expenses were $12.5 million and $12.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Gain (Loss) on Asset Disposal and Impairment - Net
Gain (loss) on asset disposal and impairment-net in 2015 relates to $9.0 million of impairment charges in the three months ended June 30, 2015 related primarily to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable.
Selling, General and Administrative
Selling, general and administrative expenses increased by $4.2 million to $62.6 million for the three months ended September 30, 2015, as compared to $58.4 million for the corresponding period in 2014, primarily due to approximately $4.5 million of additional stand-alone costs for administrative functions that were shared with the former Parent before the June 30, 2015 spin-off and $1.8 million of legal expenses associated with the Berlin Station settlement, partly offset by other cost savings. The stand-alone costs to operate our business as an independent public entity are expected to exceed the historical allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management and the related cost of insurance. We estimate that we will incur annual incremental costs that will range from $14 million to $16 million to replace both the services previously provided by BWC as well as other stand-alone costs, such as costs to create separate accounting, legal, senior management and tax teams. Due to the scope and complexity of these activities, the amount and timing of these incremental costs could vary and initial run rates could be slightly higher than the expected annual increase.
Selling, general and administrative expenses increased by $17.9 million to $178.5 million for the nine months ended September 30, 2015 as compared to $160.7 million for the corresponding period in 2014. Cost savings from restructuring activities were offset by an increase in selling, general and administrative expenses of $18.7 million in the nine months ended September 30, 2015 associated with the MEGTEC business that was acquired on June 20, 2014, legal expenses associated with the Berlin Station settlement and stand-alone costs that began in the three months ended September 30, 2015.
Restructuring
In 2014, we started our current restructuring initiatives that are expected to phase in annual savings totaling $35-50 million when fully implemented. Through September 30, 2015, we have realized approximately $10 million of savings, and we expect to realize approximately $15 million in 2016 and an additional $15 million in 2017. These activities included manufacturing facility consolidation and outsourcing, reductions in force, consulting and other costs. We expect the total cost of these restructuring initiatives to be in the range of $35-50 million, of which we have incurred $24.6 million through September 30, 2015, including $1.1 million and $2.8 million in the three months ended September 30, 2015 and 2014, respectively, and $8.7 million and $11.7 million in the nine months ended September 30, 2015 and 2014, respectively. Of the costs incurred through September 30, 2015, $13.5 million were non-cash costs related to accelerated depreciation and impairment, including $0.0 million and $0.9 million in the three months ended September 30, 2015 and 2014, respectively, and $6.3 million and $2.8 million in the nine months ended September 30, 2015 and 2014, respectively.
Prior to contemplating the spin-off beginning in 2012, our former Parent had also implemented restructuring activities to enhance competitiveness and to better position the combined company, BWC, for growth and improved profitability. These activities included operational and functional efficiency improvements, organizational design changes and manufacturing optimization that were substantially complete prior to the spin-off. A substantial part of these activities benefited us, primarily related to activities in 2013 and 2014. Annual savings from these activities totaled more than $50 million for BWC as a whole. A total of $21.5 million of costs associated with these previous restructuring activities were recognized through June 30, 2015, including $0.8 million and $2.3 million in the three and nine months ended September 30, 2014, respectively. We have not recognized costs related to these prior restructuring activities in the three and nine months ended September 30, 2015.
Spin-off Transaction Costs
In the three and nine months ended September 30, 2015, we incurred $1.6 million and $2.5 million of costs directly related to the spin-off of BW from BWC, primarily related to retention stock awards that had a remaining fair value of $3.1 million and a one-year vesting period as of the June 30, 2015 date of the spin-off.
Equity in Income (Loss) of Investees
Equity in income (loss) of investees decreased by $1.8 million to income of $1.0 million for the three months ended September 30, 2015, as compared to $2.9 million for the corresponding period in 2014, primarily attributable to lower volume in China.
Equity in income (loss) of investees decreased $5.7 million to a loss of $0.1 million for the nine months ended September 30, 2015, as compared to income of $5.7 million for the corresponding period in 2014. This was primarily attributable to the near completion of a U.S. environmental project joint venture that generated $3.6 million less operating income in the nine months ended September 30, 2015 as compared to 2014. Also in the nine months ended September 30, 2014, equity in income (loss) of investees included income from our interest in Ebensburg Power Company, in which we purchased the remaining outstanding equity in May 2014 and now consolidate into the Global Services segment.
Provision for Income Taxes

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	$ Change	2015	2014	$ Change
	(In thousands)
Income from continuing operations before provision for income taxes	$8,055	$25,666	$(17,611)	$30,145	$35,378	$(5,233)
Income tax provision	1,770	12,894	(11,124)	8,381	13,727	(5,346)
Effective tax rate	22.0%	50.2%		27.8%	38.8%
We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with effective tax rates of approximately 26%, 24% and 20%, respectively. Income from continuing operations before provision for income taxes generated in the United States and foreign locations for the three and nine months ended September 30, 2015 and 2014 is presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
U.S.	$(5,780)	$9,654	$7,218	$18,027
Other than U.S.	13,835	16,012	22,927	17,351
Income from continuing operations before provision for income taxes	$8,055	$25,666	$30,145	$35,378
Our effective tax rate for the three months ended September 30, 2015 was approximately 22% as compared to 50.2% for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items offset by additional tax withholding on a distribution from one of our foreign joint ventures. Our effective tax rate for the three months ended September 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income and losses.
Our effective tax rate for the nine months ended September 30, 2015 was approximately 27.8% as compared to 38.8% for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items offset by additional tax withholding on a distribution from one of our foreign joint ventures. Our effective tax rate for the nine months ended September 30, 2014 was higher than our statutory rate primarily due to the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.
Liquidity and Capital Resources
Cash and cash equivalents increased by $26.6 million during the third quarter of 2015. At September 30, 2015, we had: cash and cash equivalents of $334.2 million, including $125.3 million received from the former Parent at the time of the spin-off; investments with a fair value of $1.8 million, primarily held by our captive insurer; and restricted cash and cash equivalents of $40.3 million, of which $4.2 million was held in restricted foreign cash accounts and $36.1 million was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.
Of our $334.2 million of unrestricted cash and cash equivalents at September 30, 2015, approximately $194.4 million, or 58% is related to foreign operations. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as the liquidity generated by our U.S. operations is sufficient to meet the cash requirements of our U.S. operations.
Our investment portfolio consists primarily of investments in highly liquid money market instruments. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss).
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
Our net cash provided by operations was $93.0 million in the nine months ended September 30, 2015, compared to cash used in operations of $102.4 million for the nine months ended September 30, 2014. This increase in cash provided by operations was primarily attributable to improved contract in progress and advance billings positions due to the recent award of several large international new build projects in our Global Power segment.
Our net cash used in investing activities decreased by $111.4 million to $25.0 million in the nine months ended September 30, 2015 from $136.4 million in the nine months ended September 30, 2014. This decrease in net cash used in investing activities was primarily attributable to the 2014 acquisition of MEGTEC. We expect capital expenditures to be higher than historical spend at approximately $40 million in the full year 2015 related to the completion of the expansion of a manufacturing facility in Mexico as part of our Global Competitiveness Initiative and investment in our information technology systems in order to fully operate as a separate company.
Our net cash provided by financing activities was $79.1 million in the nine months ended September 30, 2015, compared to cash provided by financing activities of $242.7 million for the nine months ended September 30, 2014. This net cash provided by financing activities in the nine months ended September 30, 2015 includes $125.3 million of cash received from the former Parent in the spin-off transaction, partially offset by cash transferred to the former Parent during the period. Net cash provided by financing activities in the nine months ended September 30, 2014 includes $142.8 million of net cash transferred from the former Parent inclusive of the purchase price of MEGTEC. The remainder of the difference primarily relates to net transfers to the former Parent in the normal course of business.
Credit Facility
On June 30, 2015, the new credit agreement ("New Credit Agreement") that we entered into on May 11, 2015 closed in connection with the spin-off. The New Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the New Credit

Agreement are available for working capital needs and other general corporate purposes, and the full amount is available for the issuance of letters of credit.
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
Loans outstanding under the New Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee varies between 0.250% and 0.350% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.
The New Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the New Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At September 30, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $120.1 million of letters of credit issued under the New Credit Agreement, we had approximately $364.6 million available for borrowings or to meet letter of credit requirements.
The New Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the New Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the New Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At September 30, 2015, we were in compliance with all of the covenants set forth in the New Credit Agreement.
Other Credit Arrangements
Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of September 30, 2015 was $186.1 million. Included in these guarantees are $12 million related to loans undertaken by our Indian joint venture, which we expect will be repaid with funds from their future operations.
We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $513.5 million.

Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $278.4 million at September 30, 2015. These long-term liabilities are expected to require use of Company resources to satisfy our future funding obligations. For the nine months ended September 30, 2015, we made contributions to our pension and postretirement benefit plans totaling $6.7 million. We expect to make contributions to these plans totaling $1.3 million for the remainder of 2015.
CRITICAL ACCOUNTING POLICIES
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see "Critical Accounting Policies" in the Form 10. There have been no material changes to our policies during the nine months ended September 30, 2015, except as disclosed in Note 1 to our unaudited condensed consolidated and combined financial statements included in this report.
Accounting for Contracts
As of September 30, 2015, in accordance with the percentage-of-completion method of accounting, we have provided for our estimated costs to complete all of our ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. A principal risk on fixed-price contracts is that revenue from the customer is insufficient to cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. In some instances, we guarantee completion dates related to our projects or provide performance guarantees. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated results of operations, financial condition and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated results of operations, financial condition and cash flows. In the nine months ended September 30, 2015 , we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis which decreased operating income by $2.0 million. In the nine months ended September 30, 2014, we recognized net changes in estimates related to long-term contracts accounted for on the percentage-of-completion method which increased operating income by $13.2 million.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing investigations and litigation, see Note 7 to the unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in the Form 10. There have been no material changes to such risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2015. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1, 2015 - July 31, 2015	51,008	$—	—	$100,000
August 1, 2015 - August 31, 2015	29,422	$18.69	25,027	$99,532
September 1, 2015 - September 30, 2015	45,979	$17.66	45,614	$98,727
Total	126,409	$18.03	70,641

(1)
Includes 51,008, 4,395 and 365 shares repurchased during July, August and September 2015, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On August 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100 million in the open market during a two-year period ending June 8, 2017.

Item 4. Mine Safety Disclosures
We own, manage and operate Ebensburg Power Company, an independent power company that produces alternative electrical energy. Through one of our subsidiaries, Revloc Reclamation Service, Inc., Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the "Revloc Sites"). At the Revloc Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this quarterly report on Form 10-Q.
Item 6. Exhibits

2.1*
Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

3.1*
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

10.1†	Restricted Stock Grant Agreement (Spin-off Award)

10.2†	Restricted Stock Units Grant Agreement

10.3†	Stock Option Grant Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)
November 3, 2015

Exhibit Index

Exhibit Number	Exhibit Description

2.1*
Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

3.1*
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-36876))

10.1†	Restricted Stock Grant Agreement (Spin-off )

10.2†	Restricted Stock Units Grant Agreement

10.3†	Stock Option Grant Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.