Form 10-K
period 2015-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2016-02-25
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-36876
BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
THE HARRIS BUILDING 13024 BALLANTYNE CORPORATE PLACE SUITE 700 CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (704) 625-4900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2015) was approximately $1.1 billion.
The number of shares of the registrant's common stock outstanding at January 31, 2016 was 51,992,669.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BABCOCK & WILCOX ENTERPRISES, INC.
INDEX - FORM 10-K

i

ii

PART I

Item 1.    BUSINESS
Overview
In this annual report on Form 10-K, unless the context otherwise indicates, "B&W," "we," "us," the "Company" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated and combined subsidiaries.
On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) ("BWC" or the "former Parent") approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock. The distribution of B&W common stock was made on June 30, 2015, and consisted of one share of B&W common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of B&W common stock. On June 30, 2015, B&W became a separate publicly traded company, and BWC did not retain any ownership interest in B&W. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015. The spin-off is further described in Note 1 to the consolidated and combined financial statements included in Item 8.
B&W is a leading technology-based provider of advanced fossil and renewable power generation and environmental equipment that includes a broad suite of boiler products and environmental systems, and services for power and industrial uses. We specialize in technology and engineering for power generation and various other industries, the related procurement, erection and specialty manufacturing of equipment, and the provision of related services, including:

•	high-pressure equipment for energy conversion, such as boilers fueled by coal, oil, bitumen, natural gas, and renewables including municipal solid waste and biomass fuels;

•
environmental control systems for both power generation and industrial applications to incinerate, filter, capture, recover and/or purify air, liquid and vapor-phase effluents from a variety of power generation and specialty manufacturing processes;

•
aftermarket support for the global installed base of operating plants with a wide variety of products and technical services including replacement parts, retrofit and upgrade capabilities, field engineering, construction, inspection, operations and maintenance, condition assessment and other technical support; and

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, soot blowers and ash and material handling systems.
We operate in three reportable segments: Global Power, Global Services and Industrial Environmental. Through our Global Power segment, we engineer, manufacture, procure, construct and commission boilers fueled by fossil fuels and renewables in addition to environmental systems and related auxiliary equipment primarily to steam generating customers globally. Through our Global Services segment, we provide aftermarket products and services to steam generating utilities worldwide and numerous industrial customers globally. We have supplied the boilers for approximately 35% of the coal-fired electric generating capacity in the United States. We also provide aftermarket services for global installed units delivered by other original equipment suppliers. Through our Industrial Environmental segment, we provide a range of environmental technology and services to numerous industrial end markets globally. We established the operations constituting this segment through Babcock & Wilcox MEGTEC Holdings, Inc. ("MEGTEC"), which we acquired on June 20, 2014. See Note 17 in our consolidated and combined financial statements included in Item 8 for additional information about our segments.
Our overall activity depends significantly on the capital expenditures and operations and maintenance expenditures of global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance needs. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution including the cost of fuel within the United States or internationally;

•	demand for electricity and other end products of steam-generating facilities;

•	requirements for environmental improvements;

•	impact of potential United States and international requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	environmental policies which include waste-to-energy or biomass as options to meet legislative requirements and clean energy portfolio standards;

•	level of capacity utilization at operating power plants and other industrial uses of steam production;

•	requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage;

•	overall strength of the industrial industry; and

•	ability of electric power generating companies and other steam users to raise capital.
Customer demand is heavily affected by the variations in our customers' business cycles and by the overall economies and energy and environmental policies of the countries in which they operate.
Our Business Strategies
As a new and independent company, B&W continues to be a leading technology-based provider of advanced fossil and renewable power generation equipment with a broad suite of new build boiler and environmental products, and continues to provide a comprehensive platform of aftermarket services to a large global installed base of power generation facilities. In addition, B&W is a leading provider of technology and services in the growing market for industrial environmental systems. Across all of our capabilities, we continue to specialize in engineering, specialty manufacturing, procurement and erection of equipment and technology for a large and global customer base.
We operate in three segments: Global Power, Global Services and Industrial Environmental. In general, we operate in capital-intensive industries and rely on large contracts for a substantial amount of our revenues.
Our strategy as an independent company focuses on four important areas:

•	enhancing the efficiency of our operating model and asset base to optimize our approach to profitable organic growth and enhanced free cash flow across our range of global markets;

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
Business Segments
Global Power
Our Global Power segment represents our worldwide new build boiler and environmental products businesses that serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. Our boilers include utility boilers and industrial boilers fired with coal and natural gas as well as renewables including biomass and municipal solid waste. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.
Our environmental systems offerings include air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions, including carbon dioxide capture and sequestration technologies, wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation.
We also receive license fees and royalty payments through licensing agreements on our proprietary technologies.
Our Global Power segment generated revenues of $640.0 million, $471.9 million and $712.5 million in 2015, 2014 and 2013, respectively, which was 36.4%, 31.8% and 40.3% of our total revenues in those years, respectively.
Global Services
Our Global Services segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.
Our Global Services segment generated revenues of $933.6 million, $908.7 million and $1,055.2 million in 2015, 2014 and 2013, respectively, which was 53.1%, 61.1% and 59.7% of our total revenues in those years, respectively.
Industrial Environmental
Our Industrial Environmental segment represents our environmental products and services business serving numerous industrial end markets such as the chemical, pharmaceutical, energy storage, packaging, and automotive markets. The segment designs, engineers and manufactures products including oxidizers, solvent and distillation systems, wet and dry electrostatic precipitators, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems and equipment.
Our Industrial Environmental segment generated revenues of $183.7 million and $105.4 million in 2015 and 2014, respectively, which was 10.5% and 7.1% of our total revenues in those years, respectively.
Acquisition
In June 2014, we completed the acquisition of MEGTEC for $142.8 million, net of cash acquired. MEGTEC designs, engineers, manufactures and services air pollution control systems and coating / drying equipment for a variety of industrial applications and complements our environmental products and solutions offerings. See Note 3 to our consolidated and combined financial statements included in Item 8 for additional information.
Joint Ventures
We participate in the ownership of a variety of entities with third parties, primarily through corporations, limited liability companies and partnerships, which we refer to as "joint ventures." We enter into joint ventures primarily for specific market access and to enhance our manufacturing, design and global production operations as well as reduce operating and financial risk profiles. We generally account for our investments in joint ventures under the equity method of accounting. Our unconsolidated joint ventures are described below.

•
Babcock & Wilcox Beijing Company, Ltd. ("BWBC") We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. BWBC was formed in 1986 and is located in Beijing, China. Its main activities are the design, manufacture, production and sale of various power plant and industrial boilers. BWBC expands our markets internationally and provides additional capacity to our boiler products.

•
Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") In June 2010, one of our subsidiaries and Thermax Ltd., a boiler manufacturer based in India, formed a joint venture to build subcritical and highly efficient supercritical boilers and pulverizers for the Indian utility boiler market. We have licensed to TBWES our technology for subcritical boilers 300 MW and larger, highly efficient supercritical boilers and coal pulverizers. In 2013, TBWES finalized construction of a facility in India designed to produce parts for up to 3,000 MW of utility boiler capacity per year.

•
Halley & Mellowes Pty. Ltd. ("HMA") Diamond Power International, Inc., one of our wholly owned subsidiaries, owns an interest in this Australian company, which was formed in 1984. HMA manufactures, sells and services a wide range of capital plant equipment to a diverse range of industries. These include the mining, processing, materials handling, water management, power generation, and oil and gas industries. HMA offers complete service, from equipment selection to installation to commissioning and maintenance, with offices and service facilities located in and serving Australia, New Zealand, Indonesia and South Africa.

•
Other Project Related Ventures From time to time, we partner with other companies to better meet the needs of our customers, which can result in project-related joint venture entities. Examples of this include BWM Ottumwa Environmental Partners, where we formed a joint venture with Burns & McDonnell Engineering Company, Inc., to engineer, procure, and construct environmental control systems for the Ottumwa Generating Station, a United States based project that was substantially completed in 2014. We also formed BWL Energy Ltd. with Lagan to complete the construction of the Teeside waste wood fired boiler project in the United Kingdom. This joint venture combines our expertise in the waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer.

Contracts
We execute our contracts through a variety of methods, including fixed-price, cost-plus, target price cost incentive, cost-reimbursable or some combination of these methods. Contracts are usually awarded through a competitive bid process. Factors that customers may consider include price, technical capabilities of equipment and personnel, plant or equipment availability, efficiency, safety record and reputation.
Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. For further specification see "Risk Factors Related to Our Business – We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses" as outlined in Item 1A of this report.
We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such changes, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices.
We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material.
Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts, which may involve significant amounts for contract security.
In the event of a contract deferral or cancellation, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.
Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed.
Backlog
Backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some projects are awarded and completed within the same fiscal period.
Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. Additionally, because we operate globally, our backlog is impacted by changes in foreign currencies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. Accordingly, we exclude from backlog orders or arrangements that have been awarded but that we have not been authorized to begin performance.
We do not include the value of our unconsolidated joint venture contracts in backlog. See Note 4 to the consolidated and combined financial statements included in this annual report for financial information on our equity method investments.
Our backlog at December 31, 2015 and 2014 was as follows:

(Dollars in millions)	December 31, 2015		December 31, 2014
Global Power	$1,118	48%	$946	42%
Global Services	1,143	49%	1,229	55%
Industrial Environmental	66	3%	72	3%
Total backlog	$2,328	100%	$2,248	100%
Of the December 31, 2015 backlog, we expect to recognize approximate revenues as follows:

(Dollars in millions)	2016	2017	Thereafter	Total
Global Power	$548	$229	$341	$1,118
Global Services	445	96	603	1,143
Industrial Environmental	65	—	2	66
Total backlog	$1,058	$325	$946	$2,328
Foreign Operations
Our Canadian operations serve the Canadian electric utility, industrial power and oil production markets. Our operations in Denmark provide comprehensive services to companies in the waste-to-energy sector of the power generation market, primarily in Europe. Our joint ventures in China and India primarily serve the power generation needs of their local domestic and other utility markets, but both joint ventures participate as manufacturing partners on certain of our foreign projects. We also expanded a manufacturing facility in Mexico during 2015 to serve the North American market. The functional currency of these entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. For additional information on the geographic distribution of our revenues, see Note 17 to our consolidated and combined financial statements included in Item 8 of this annual report.
Customers
We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world.We have no customers that individually accounted for more than 10% of our consolidated and combined revenues in the years ended December 31, 2015, 2014 or 2013.
Competition
With 149 years of experience and having supplied more than 300,000 MW of equivalent steam-generating capacity in more than 800 facilities in over 90 countries and some of the world's largest and most efficient steam-generating systems, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base in North America also yields competitive advantages in the Global Services segment, although this segment of the market is highly competitive and price sensitive. We compete with a number of domestic and foreign-based companies specializing in steam generating systems technology, equipment and services, including GE, Doosan, Babcock Power, Inc., Amec Foster Wheeler, CNIM Group, Hitachi Zosen Corporation and MH Power Systems, Ltd.; a variety of engineering and construction companies with respect to the installation of steam generating systems; a number of additional companies in the markets for environmental control equipment and related specialized industrial equipment; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam generating systems. The primary bases of competition are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

Raw Materials and Suppliers
Our operations use raw materials such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time.
Employees
At December 31, 2015, we had approximately 5,700 employees worldwide, not including 2,500 joint venture employees. Of our hourly employees, approximately 1,200 are union-affiliated, covered by seven union agreements related to active facilities in Ohio, Mississippi, Wisconsin, Mexico, Denmark, and Scotland, of which two expire in 2016 and the remainder in 2017 or 2018. We consider our relationships with our employees and unions to be in good standing.
Patents and Licenses
We currently hold a large number of United States and foreign patents and have patent applications pending. We have acquired patents and technology licenses and granted technology licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application of know-how, rather than patents and licenses, in the conduct of our various businesses.
Research and Development Activities
Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. We charge to research and development cost the costs of research and development unrelated to specific contracts as incurred. Research and development activities totaled $16.5 million $18.5 million and $21.0 million in the years ended December 31, 2015, 2014 and 2013, respectively.
Permits and Licenses
We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. The kinds of permits, licenses and certificates required in our operations depend upon a number of factors. We are not aware of any material noncompliance and believe our operations and certifications are currently in compliance with all relevant permits, licenses and certifications.
Environmental
We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our combined financial condition, results of operations or cash flows in any given year.
Executive Officers of Registrant
For a listing of our executive officers, see Part III, Item 10 of this annual report.
***** Cautionary Statement Concerning Forward-Looking Information *****
This annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. Statements that include the words "expect," "intend," "plan," "believe," "project," "forecast," "estimate," "may," "should," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements.
These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting; our ability to obtain and maintain surety bonds, letters of credit and similar financing; the risks associated with integrating businesses we acquire; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; our limited ability to influence and direct the operations of our joint ventures; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; and the other risks set forth under Part I, Item 1A "Risk Factors" in this annual report.
These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this annual report for any reason, except as required by law.
Available Information
Our website address is www.babcock.com. We make available through the Investor Relations section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; By-laws; and charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board.
Item 1A.    RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this annual report. Some of these risks relate principally to our spin-off from our former Parent, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. If any of these risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline.

Risks Relating to Our Industry and Our Business
We derive substantial revenues from electric power generating companies and other steam-using industries, with demand for our products and services depending on spending in these historically cyclical industries. Additionally, recent legislative and regulatory developments relating to clean air legislation are affecting industry plans for spending on coal-fired power plants within the United States and elsewhere.
The demand for power generation products and services depends primarily on the spending of electric power generating companies and other steam-using industries and expenditures by original equipment manufacturers. These expenditures are influenced by such factors as:

•	prices for electricity, along with the cost of production and distribution;

•	prices for natural resources such as coal and natural gas;

•	demand for electricity and other end products of steam-generating facilities;

•	availability of other sources of electricity or other end products;

•	requirements of environmental legislation and regulations, including potential requirements applicable to carbon dioxide emissions;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization and associated operations and maintenance expenditures of power generating companies and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and other steam-using facilities to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.
We estimate that 50%, 57% and 64% of our consolidated revenues in 2015, 2014 and 2013, respectively, was related to coal-fired power plants. A material decline in spending by electric power generating companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, as well as upgrades to existing power plants.
Demand for our products and services is vulnerable to economic downturns and industry conditions.
Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to: the cyclical nature of our industry, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.
Unfavorable economic conditions may lead customers to delay, curtail or cancel proposed or existing projects, which may decrease the overall demand for our products and services and adversely affect our results of operations.
In addition, our customers may find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Also, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our accounts receivable and potentially to increased write-offs of uncollectible invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate.
Our backlog is subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings.
There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project cancellations or changes in project scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate the revenues and profits that we actually realize from projects in backlog.
Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.
We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.
We are engaged in a highly competitive industry, and we have priced a number of our projects on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•
difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•	our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers providing deficient design or engineering information or equipment or materials;

•	requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and

•
difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in project delays and cause us to incur additional costs.

Our use of the percentage-of-completion method of accounting could result in volatility in our results of operations.
We generally recognize revenues and profits under our long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

If our co-venturers fail to perform their contractual obligations on a project or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation and reduced profit on the project.
We often perform projects jointly with third parties. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large projects. Success on these joint projects depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any such performance issues, then our customer may exercise its right to terminate a joint project, exposing us to legal liability, loss of reputation and reduced profit.
Our collaborative arrangements also involve risks that participating parties may disagree on business decisions and strategies. These disagreements could result in delays, additional costs and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.
Changes in our effective tax rate and tax positions may vary.
We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.
Our business could be negatively impacted by security threats, including physical and cybersecurity threats, and other disruptions.
We face various security threats, including cyber threats, threats to the physical security of our facilities and infrastructure, and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent security threats from materializing.
We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems. A cyber-based attack could include attempts to gain unauthorized access to our proprietary information and attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
In order to address risks to our information systems, we continue to make investments in technologies and training of Company personnel. From time to time we may replace and/or upgrade current financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition, results of operations and stock price.
We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business.
Our success depends, in part, on our ability to protect our proprietary information and other intellectual property. Our intellectual property could be stolen, challenged, invalidated, circumvented or rendered unenforceable. In addition, effective intellectual property protection may be limited or unavailable in some foreign countries where we operate.
Our failure to protect our intellectual property rights may result in the loss of valuable technologies or adversely affect our competitive business position. We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter or prevent misappropriation of our confidential information. In the event of an infringement of our intellectual property rights, a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to protect our intellectual property. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from other aspects of our business. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
In some instances, we have augmented our technology base by licensing the proprietary intellectual property of third parties. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms, which could have a material adverse effect on our operations.
Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on and win various contracts.
In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we had $302.7 million in letters of credit and bank guarantees and $541.7 million in surety bonds outstanding.
Our credit facility could restrict our operations.
The terms of our credit agreement impose various restrictions and covenants on us that could have adverse consequences, including:

•	limiting our flexibility in planning for, or reacting to, changes in our business or economic, regulatory and industry conditions;

•	limiting our ability to invest in joint ventures or acquire other companies;

•	limiting our ability to pay dividends to our stockholders;

•	limiting our ability to repurchase shares of our common stock; and

•	limiting our ability to borrow additional funds.

Our business strategy includes acquisitions to support our growth. Acquisitions of other businesses can create risks and uncertainties.
We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. Moreover, we may incur asset impairment charges related to acquisitions that reduce our profitability.
Business acquisitions involve risks, including:

•	difficulties relating to the assimilation of personnel, services and systems of an acquired business and the assimilation of marketing and other operational capabilities;

•	challenges resulting from unanticipated changes in customer relationships after the acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of liabilities of an acquired business, including liabilities that were unknown at the time the acquisition transaction was negotiated;

•	diversion of management's attention from day-to-day operations;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations; and

•	potential impairment of goodwill or other intangible assets resulting from the overpayment for an acquisition.
Acquisitions may be funded by the issuance of additional equity or debt financing, which may not be available on attractive terms, or at all. Our ability to secure such financing will depend in part on prevailing capital market conditions, as well as conditions in our business and operating results. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on potential credit and bonding capacity.
Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have historically experienced. Any of these factors could affect our sales, financial condition, and results of operations.
Our business strategy includes development and commercialization of new technologies to support our growth, which requires significant investment and involves various risks and uncertainties. These new technologies may not achieve desired commercial or financial results.
Our future growth will depend, in part, on our ability to continue to innovate by developing and commercializing new product and service offerings. Investments in new technologies involve varying degrees of uncertainties and risk. Commercial success depends on many factors, including the levels of innovation, the development costs and the availability of capital resources to fund those costs, the levels of competition from others developing similar or other competing technologies, our ability to obtain or maintain government permits or certifications, our ability to license or purchase new technologies from third parties, the effectiveness of production, distribution and marketing efforts, and the costs to customers to deploy and provide support for the new technologies. We may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and, even if they are profitable, our operating margins from new products and services may not be as high as the margins we have experienced historically. In addition, new technologies may not be patentable and, as a result, we may face increased competition.

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
We engineer, construct and perform services in large industrial facilities where accidents or system failures can have significant consequences. Risks inherent in our operations include:

•	accidents resulting in injury or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	adverse weather conditions;

•	mechanical failures;

•	property losses;

•	business interruption due to political action in foreign countries or other reasons; and

•	labor stoppages.
Any accident or failure at a site where we have provided products or services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. We have been, and in the future we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as those listed above.
We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), professional liability/errors and omissions coverage, the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
Our wholly owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.
Additionally, upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the United States Bankruptcy Code, to channel to the asbestos trust all asbestos-related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.
We are subject to government regulations that may adversely affect our future operations.
Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and manufacturing power generation products;

•	currency conversions and repatriation;

•	clean air and other environmental protection legislation;

•	taxation of foreign earnings;

•	transactions in or with foreign countries or officials; and

•	use of local employees and suppliers.
In addition, a substantial portion of the demand for our products and services is from electric power generating companies and other steam-using customers. The demand for power generation products and services can be influenced by governmental legislation setting requirements for utilities related to operations, emissions and environmental impacts. The legislative process is unpredictable and includes a platform that continuously seeks to increase the restrictions on power producers. Potential legislation limiting emissions from power plants, including carbon dioxide, could affect our markets and the demand for our products and services related to power generation.
We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
Regulations related to "conflict minerals" may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the SEC adopted new requirements for companies that use minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. Under these requirements, companies that are subject to the rules conduct due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of components incorporated in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that the components of our products either may not originate from the Democratic Republic of Congo and adjoining countries or must be certified as conflict free.

Our business and our customers' businesses are required to obtain, and to comply with, national, state and local government permits and approvals.
Our business and our customers' businesses are required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•	failure to comply with environmental and safety laws and regulations or permit conditions;

•	local community, political or other opposition;

•	executive action; and

•	legislative action.
In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Our inability or our customers' inability to obtain, and to comply with, the permits and approvals required for our business could have a material adverse effect on us.
Our operations are subject to various environmental laws and legislation that may become more stringent in the future.
Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws at the time such acts were performed.
We cannot predict all of the environmental requirements or circumstances that will exist in the future but anticipate that environmental control and protection standards will become increasingly stringent and costly. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or financial condition as a result of future compliance with existing environmental laws and regulations. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which may be material. Accordingly, we can provide no assurance that we will not incur significant environmental compliance costs in the future.
Our operations involve the handling, transportation and disposal of hazardous materials, and environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flows.
Our operations involve the handling, transportation and disposal of hazardous materials. Failure to properly handle these materials could pose a health risk to humans or wildlife and could cause personal injury and property damage (including environmental contamination). If an accident were to occur, its severity could be significantly affected by the volume of the materials and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an accident could result in significant costs.
Governmental requirements relating to the protection of the environment, including solid waste management, air quality, water quality and cleanup of contaminated sites, have in the past had a substantial impact on our operations. These requirements are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of others or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require us to make material expenditures or subject us to liabilities that we currently do not anticipate. Such expenditures and liabilities may adversely affect our business, financial condition, results of operations and cash flows. In addition, some of our operations and the operations of predecessor owners of some of our properties have exposed us to civil claims by third parties for liability resulting from alleged contamination of the environment or personal injuries caused by releases of hazardous substances into the environment.
In our contracts, we seek to protect ourselves from liability associated with accidents, but there can be no assurance that such contractual limitations on liability will be effective in all cases or that our or our customers' insurance will cover all the liabilities we have assumed under those contracts. The costs of defending against a claim arising out of a contamination incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.
We maintain insurance coverage as part of our overall risk management strategy and due to requirements to maintain specific coverage in our financing agreements and in many of our contracts. These policies do not protect us against all liabilities associated with accidents or for unrelated claims. In addition, comparable insurance may not continue to be available to us in the future at acceptable prices, or at all.
We could be adversely affected by violations of the United States Foreign Corrupt Practices Act.
The United States Foreign Corrupt Practices Act (the "FCPA") generally prohibits companies and their intermediaries from making improper payments to non-United States government officials. Our training program and policies mandate compliance with the FCPA. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in some circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.
We conduct a portion of our operations through joint venture entities, over which we may have limited ability to influence.
We currently have equity interests in several significant joint ventures, which contributed $(0.2) million, $8.7 million and $18.4 million to equity in income (loss) of investees for the years ended December 31, 2015, 2014 and 2013, respectively, and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.
Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to business practices, projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures that could adversely affect our ability to respond to requests or contractual obligations to customers or to meet the internal control requirements to which we are otherwise subject.
Our joint ventures located in countries outside of the United States are subject to various risks and uncertainties associated with emerging markets, including bribery and corruption, changes in laws, rules and regulations, fluctuations in demand, labor unrest, and the impact of regional and global business conditions generally. To the extent any of these factors has a material adverse impact on the joint venture or its future operations, our investment may become impaired. With respect to each joint venture, we, or our joint venture partner, may decide to change the strategic direction of the joint venture, which could adversely affect its sales, financial condition, and results of operations. In addition, our arrangements involving joint ventures may restrict us from gaining access to the cash flows or assets of these entities. In some cases, our joint ventures have governmentally imposed restrictions on their abilities to transfer funds to us. At December 31, 2015, our total investment in joint ventures was $92.2 million, which included $14.9 million related to a joint venture in India and $61.0 million related to a joint venture in China. In the third quarter of 2014, we issued a letter of credit with a four year term totaling approximately $10 million in support of a bank loan borrowed by TBWES. TBWES is an unconsolidated affiliate and the letter of credit can be drawn if TBWES defaults on the loan.

We may not be able to compete successfully against current and future competitors.
Some of our competitors or potential competitors have greater financial or other resources than we have and in some cases are government supported. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other public companies, which may impair our ability to compete against competitors or potential competitors.
The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel in the future, could disrupt our operations and result in loss of revenues.
Our success depends on the continued active participation of our executive officers and key operating personnel. The unexpected loss of the services of any one of these persons could adversely affect our operations.
Our operations require the services of employees having the technical training and experience necessary to obtain the proper operational results. As such, our operations depend, to a considerable extent, on the continuing availability of such personnel. If we should suffer any material loss of personnel to competitors, retirement or other reasons, or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our business, our operations could be adversely affected. While we believe our wage rates are competitive and our relationships with our employees are satisfactory, a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in wage rates, or both. Additionally, we froze pension plan benefit accruals at the end of 2015, which could also result in incremental turnover in our workforce. If any of these events occurred for a significant period of time, our financial condition, results of operations and cash flows could be adversely impacted.
Negotiations with labor unions and possible work stoppages and other labor problems could divert management's attention and disrupt operations. In addition, new collective bargaining agreements or amendments to existing agreements could increase our labor costs and operating expenses.
A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management attention. New union contracts could result in increased operating costs, as a result of higher wages or benefit expenses, for both union and nonunion employees. If nonunion employees were to unionize, we would experience higher ongoing labor costs.
Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations.
A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. In addition, our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2015, our defined benefit pension and postretirement benefit plans were underfunded by approximately $314.0 million. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 8 to the consolidated and combined financial statements included in Item 8 in this annual report for additional information regarding our pension and postretirement benefit plan obligations.
Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.
We derive a substantial portion of our revenues and equity in income of investees from international operations, and we intend to continue to expand our international operations and customer base as part of our growth strategy. Our revenues derived from operations located outside of the United States represented approximately 41%, 37% and 35% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include:

•	risks of war, terrorism and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	overlap of different tax structures; and

•	risk of changes in foreign currency exchange rates.
Various foreign jurisdictions have laws limiting the right and ability of foreign subsidiaries and joint ventures to pay dividends and remit earnings to affiliated companies. Our international operations sometimes face the additional risks of fluctuating currency values, hard currency shortages and controls of foreign currency exchange. If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. These and other factors may have a material impact on our international operations or our business as a whole.
Natural disasters or other events beyond our control could adversely impact our business.
Natural disasters, such as earthquakes, tsunamis, hurricanes, floods, tornadoes, or other events could adversely impact demand for or supply of our products. In addition, natural disasters could also cause disruption to our facilities, systems or projects, which could interrupt operational processes and performance on our contracts and adversely impact our ability to manufacture our products and provide services and support to our customers. We operate facilities in areas of the world that are exposed to natural disasters, such as, but not limited to, hurricanes, floods and tornadoes.
War, other armed conflicts or terrorist attacks could have a material adverse effect on our business.
War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we operate. Threats of war or other armed conflict may cause further disruption to financial and commercial markets. In addition, continued unrest could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets. Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future.
Risks Relating to our 2015 Spin-Off from our Former Parent
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from BWC.
As an independent public company, we believe that we are able to more effectively focus on our operations and growth strategies than we could as a segment of BWC prior to the spin-off. However, following our separation from BWC in the spin-off, there is a risk that our results of operations and cash flows may be susceptible to greater volatility due to fluctuations in our business levels and other factors that may adversely affect our operating and financial performance. In addition, as a segment of BWC, we previously benefitted from BWC's financial resources. Because BWC's other operations will no longer be available to offset any volatility in our results of operations and cash flows and BWC's financial and other resources will no longer be available to us, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent public company.
Our historical audited consolidated and combined financial information is not necessarily indicative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.
The historical audited consolidated and combined financial information included in this annual report for periods prior to July 1, 2015 does not necessarily reflect what our financial condition, results of operations or cash flows would have been as an independent public company during such periods and is not necessarily indicative of our future financial condition, future results of operations or future cash flows. This is primarily a result of the following factors:

•
the historical audited consolidated and combined financial results reflect allocations of expenses for services historically provided by BWC, and those allocations may be different than the comparable expenses we would have incurred as an independent company;

•	our cost of debt and other capitalization may be different from that reflected in our historical audited consolidated and combined financial statements;

•
the historical audited consolidated and combined financial information does not reflect the changes that will occur in our cost structure, management, financing arrangements and business operations as a result of our separation from BWC, including the costs related to being an independent company; and

•
the historical audited consolidated and combined financial information does not reflect the effects of some of the liabilities that have been assumed by B&W and does reflect the effects of some of the assets that have been transferred to, and liabilities that have been assumed by, BWC, including the assets and liabilities associated with BWC's Nuclear Energy segment, which were previously part of B&W and were transferred to BWC prior to the spin-off.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7, and the consolidated and combined financial statements included in Item 8 of this annual report.
We have no history operating as an independent public company, we may encounter difficulties in making the changes necessary to operate as an independent public company, and we may incur greater costs as an independent public company.
We have historically used BWC's infrastructure to support our business functions, including the following functions:

•	accounting and financial reporting;

•	information technology and communications;

•	legal;

•	human resources and employee benefits;

•	procurement and supply chain management;

•	tax administration; and

•	treasury and corporate finance.
As a result of the June 30, 2015 spin-off, we no longer have access to BWC's infrastructure, and have established our own business functions. However, we currently pay BWC for certain services on a cost-allocation basis. BWC continues to provide some of these services to us on a transitional basis, pursuant to transition services agreements we entered into with BWC. At the end of this transition period, which will be no longer than 18 months, we will need to perform these services ourselves or hire third parties to perform these services on our behalf. The costs associated with performing or outsourcing these services may exceed those charged by BWC when we were part of BWC or during the transition period. A significant increase in the costs of performing or outsourcing these services could adversely affect our business, financial condition, results of operations and cash flows.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the spin-off and may strain our resources.
Our financial results were included within the consolidated results of BWC, and we believe that our reporting and control systems are appropriate for a public company. However, prior to the spin-off, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of the spin-off, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we are in the process of upgrading our information technology and reporting systems and procedures, implementing additional financial and management controls, and hiring additional accounting and finance staff. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to continuing contingent liabilities of BWC following the spin-off.
As a result of the spin-off, there are several significant areas where the liabilities of BWC may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the "Code") and the related rules and regulations, each corporation that was a member of BWC consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We entered into a tax sharing agreement with BWC in connection with the spin-off that allocates the responsibility for prior period taxes of BWC consolidated tax reporting group between us and BWC and its subsidiaries. However, if BWC were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. The other contingent liabilities include personal injury claims or environmental liabilities related to BWC's historical nuclear operations. For example, BWC has agreed to indemnify us for personal injury claims and environmental liabilities associated with radioactive materials related to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania. To the extent insurance providers and third party indemnitors do not cover those liabilities, and BWC was unable to pay, we could be required to pay for them.
The spin-off could result in substantial tax liability.
The spin-off was conditioned on BWC's receipt of an opinion of counsel, in form and substance satisfactory to BWC, substantially to the effect that, for United States federal income tax purposes, the spin-off qualifies under Section 355 of the Code, and certain transactions related to the spin-off qualify under Sections 355 and/or 368 of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by BWC and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the United States Internal Revenue Service ("IRS") or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.
We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off were determined not to qualify under Section 355 of the Code, each United States holder of BWC common stock who received shares of our common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of our common stock received. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable asset sales and/or distributions.
Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we and BWC generally share responsibility for any taxes imposed on us or BWC and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or BWC, we or BWC, respectively, would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.
Potential liabilities associated with obligations under the tax sharing agreement cannot be precisely quantified at this time.
Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we are generally responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the date of the spin-off. We and BWC generally share responsibility for all taxes imposed on us or BWC and its subsidiaries in the event the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or BWC, we or BWC, respectively would be responsible for all such taxes. Our liabilities under the tax sharing agreement could have a material adverse effect on us. At this time, we cannot precisely quantify the amount of liabilities we may have under the tax sharing agreement and there can be no assurances as to their final amounts.

Under some circumstances, we could be liable for any resulting adverse tax consequences from engaging in significant strategic or capital raising transactions.
Even if the spin-off otherwise qualifies as a tax-free distribution under Section 355 of the Code, the spin-off and certain related transactions may result in significant United States federal income tax liabilities to us under Section 355(e) and other applicable provisions of the Code if 50% or more of BWC's stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the spin-off. Any acquisitions of BWC stock or our stock (or similar acquisitions), or any understanding, arrangement or substantial negotiations regarding such an acquisition of BWC stock or our stock (or similar acquisitions), within two years before or after the spin-off are subject to special scrutiny. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case.
Under the terms of the tax sharing agreement we entered into in connection with the spin-off, BWC generally is liable for any such tax liabilities. However, we are required to indemnify BWC against any such tax liabilities that result from actions taken or failures to act by us. As a result of these rules and contractual provisions, we may be unable, within the two year period following the spin, to engage in strategic or capital raising transactions that our stockholders might consider favorable, or to structure potential transactions in the manner most favorable to us, without certain adverse tax consequences.
Potential indemnification liabilities to BWC pursuant to the master separation agreement could materially adversely affect B&W.
The master separation agreement with BWC provides for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between B&W and BWC with respect to and resulting from the spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make B&W financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as those obligations of BWC assumed by us pursuant to the master separation agreement. If we are required to indemnify BWC under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities.
In connection with our separation from BWC, BWC has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWC's ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the master separation agreement, BWC has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that BWC agreed to retain, and there can be no assurance that the indemnity from BWC will be sufficient to protect us against the full amount of such liabilities, or that BWC will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from BWC any amounts for which we are held liable, we may be temporarily required to bear these losses.
Several members of our board and management may have conflicts of interest because of their ownership of shares of common stock of BWC (now known as BWX Technologies, Inc).
Several members of our board and management own shares of common stock of BWC and/or options to purchase common stock of BWC because of their current or prior relationships with BWC. In addition, five of the current members of our board of directors were members of the BWC board of directors. This share ownership by these five directors could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for B&W and BWC.
Risks Relating to Ownership of Our Common Stock
As a new public company, the market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers or competitors;

•	the depth and liquidity of the market for B&W common stock;

•	changes in laws or regulations that adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of our common stock by our stockholders;

•	future issuances of our common stock by us;

•	our ability to pay dividends in the future; and

•	the other factors described in these "Risk Factors" and other parts of this annual report.
Substantial sales of our common stock could cause our stock price to decline and issuances by us may dilute our common stockholders' ownership in B&W.
As of December 31, 2015, we have an aggregate of approximately 53.5 million shares of common stock outstanding. Any sales of substantial amounts of our common stock could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Further, if we were to issue additional equity securities to raise additional capital, our stockholders' ownership interests in B&W will be diluted and the value of our common stock may be reduced.
We do not currently pay regular dividends on our common stock, so holders of our common stock may not receive funds without selling their shares of our common stock.
We have no current intent to pay a regular dividend. Our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of applicable law, contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Accordingly, our stockholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.
Provisions in our corporate documents and Delaware law could delay or prevent a change in control of B&W, even if that change may be considered beneficial by some stockholders.
The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of B&W that a stockholder may consider favorable.
In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.
We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make B&W immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of B&W and our stockholders.
We may issue preferred stock that could dilute the voting power or reduce the value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
The following table provides the segment name, location and general use of each of our principal properties at December 31, 2015 that we own or lease.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Global Power / Global Services
Barberton, Ohio	Administrative office / research and development	Owned(1)
West Point, Mississippi(2)	Manufacturing facility	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Dumbarton, Scotland	Manufacturing facility	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2018)
Jingshan, Hubei, China	Manufacturing facility	Owned
Ebensburg, Pennsylvania	Power generation	Owned(1)
Industrial Environmental
De Pere, Wisconsin	Manufacturing facility / administrative office	Owned(1)
Shanghai, China	Manufacturing facility	Owned
Corporate
Charlotte, North Carolina	Administrative office	Leased (2019)
(1) These properties are encumbered by liens under existing credit facilities.
(2) Scheduled for closure during 2016.
We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.
Item 3.    LEGAL PROCEEDINGS
The information set forth under the heading "Investigations and Litigation" in Note 11 to our consolidated and combined financial statements included in Item 8 is incorporated by reference into this Item 3.
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
The Revloc Sites are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and this Item is included in exhibit 95 to this annual report.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol BW. High and low common stock prices by quarter in the year ended December 31, 2015 were as follows:
Year ended December 31, 2015

	Share Price		Dividends
Quarter ended	High	Low	Per Share
June 30, 2015	$22.31	$17.12	$—
September 30, 2015	$21.95	$16.40	$—
December 31, 2015	$21.67	$15.86	$—
As of January 31, 2016, there were approximately 1,958 record holders of our common stock.
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
October 1, 2015 - October 31, 2015	84,071	$16.69	84,071	$97,324
November 1, 2015 - November 30, 2015	565,248	$17.22	562,604	$87,638
December 1, 2015 - December 31, 2015	600,498	$19.78	600,498	$75,761
Total	1,249,817		1,247,173

(1)	Includes 2,644 shares repurchased during November pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On August 4, 2015, we announced that our board of directors authorized us to repurchase an indeterminate number of shares of our common stock in the open market at an aggregate market value of up to $100 million during a two-year period ending June 8, 2017.

The following graph provides a comparison of our cumulative total shareholder return through December 31, 2015 to the return of the S&P 500 and our custom peer group.

(1)	Assumes initial investment of $100 on June 30, 2015.
The peer group used for the six-month comparison beginning with June 30, 2015 is comprised of the following companies:

Actuant Corp.	Crane Co.	Itron Inc.
AMETEK Inc.	Curtiss-Wright Corp.	MasTec Inc.
CECO Environmental Corp.	Dycom Industries Inc.	Primoris Services Corp.
Chart Industries Inc.	Flowserve Corp.	SPX Corp.
CIRCOR Int. Inc.	Harsco Corp.
Covanta Holding Corp.	Idex Corp.

Item 6.    SELECTED FINANCIAL DATA

(In thousands, except for per share amounts)	For the Years Ended
	2015	2014	2013	2012	2011
Revenues	$1,757,295	$1,486,029	$1,767,651	$1,992,899	$1,532,134
Income (loss) from continuing operations	$16,534	$(11,890)	$140,478	$128,809	$19,983
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$19,141	$(26,528)	$174,527	$140,753	$58,733
Basic earnings per common share:
Income (loss) from continuing operations per common share	$0.31	$(0.23)	$2.51	$2.17	$0.34
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$0.36	$(0.49)	$3.12	$1.97	$(0.32)
Total assets (as of year end)	$1,663,045	$1,516,554	$1,290,228	$1,413,420	$1,648,305
We purchased MEGTEC on June 20, 2014. MEGTEC, which comprises our Industrial Environmental operating segment generated revenues of $183.7 million and $105.4 million and gross profit of $48.9 million and $25.0 million in the years ended December 31, 2015 and 2014, respectively.
We recognize actuarial gains (losses) related to our pension and postretirement benefit plans in earnings in the fourth quarter each year as a component of net periodic benefit cost. The effect of these adjustments for 2015, 2014, 2013, 2012 and 2011 on pre-tax income was a gain (loss) of $(40.2) million, $(101.3) million, $92.1 million, $(8.4) million and $(105.9) million, respectively.
In each of the past four years, we recognized contract losses for additional estimated costs to complete our Global Power segment's Berlin Station project. This project experienced unforeseen worksite conditions and fuel specification issues that caused schedule delays, resulting in us filing suit against the customer in January 2014. The dispute was settled during the third quarter of 2015. The contract losses reduced pre-tax income (loss) from continuing operations by $9.6 million, $11.6 million, $35.6 million and $16.9 million in 2015, 2014, 2013 and 2012, respectively.
Restructuring and spin-off transaction costs were $14.9 million, $20.2 million and $18.3 million in 2015, 2014 and 2013, respectively. Subsequent to the June 30, 2015 spin-off transaction, we incurred $8.5 million of incremental stand-alone costs to operate our business as an independent public entity. These stand-alone costs, included in selling, general and administrative expenses on our consolidated and combined statements of operations, include expenses associated with legal matters, accounting, information technology, compliance with the Sarbanes-Oxley Act, insurance and other corporate governance matters.
In the year ended December 31, 2015, we also recognized a $14.6 million impairment charge, primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined to not be commercially viable and other equipment primarily related to pilot testing capabilities that are no longer viable for current or future research and development efforts.
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
In this annual report, unless the context otherwise indicates, "B&W," "we," "us" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.
Spin-Off Transaction: On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) ("BWC" or the "former Parent") approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock. The distribution of B&W common stock was made on June 30, 2015, and consisted of one share of B&W common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of B&W common stock. On June 30, 2015, B&W became a separate publicly traded company, and BWC did not retain any ownership interest in B&W. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015. The spin-off is further described in Note 1 to the consolidated and combined financial statements included in Item 8 of this annual report.
Executive Summary of Results: In 2015, our revenues, gross profit and operating income all increased compared to 2014. The increase in revenues and gross profit is primarily attributable the increase in projects awarded to our Global Power segment and to a full year of the MEGTEC business, which we acquired on June 20, 2014. Our results also benefited from cost savings from our restructuring initiatives and research and development activities, partially offset by increases in selling, general and administrative costs that were mainly driven by the incremental costs of being a stand-alone public company and the inclusion of a full year of our MEGTEC business.
The following items also have a meaningful effect on our results of operations:

•
Mark to market ("MTM") adjustments for our pension and other postretirement benefit plans were gains (losses) of $(40.2) million, $(101.3) million and $92.1 million in 2015, 2014 and 2013, respectively. These gains and losses are based on actual plan asset returns and changes in assumptions in the measurement of the related benefit plan liabilities, which are more fully described in Note 8 to the consolidated and combined financial statements included in Item 8.

•
Restructuring costs totaled $11.7 million, $20.2 million and $18.3 million in 2015, 2014 and 2013, respectively, for a number of both completed and ongoing initiatives designed to phase in savings and make our products more competitive. Restructuring costs include accelerated depreciation and other activities related to manufacturing facility consolidation and outsourcing as well as reductions in force, consulting and other costs. In addition to savings already realized, we expect to realize savings of approximately $15 million in 2016 and an additional $15 million in 2017. The expected costs to achieve these savings are more fully described below.

•
Asset impairments totaling $14.6 million were recognized in 2015 related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable and other equipment primarily related to pilot testing capabilities that are no longer viable for current or future research and development efforts.

•
Litigation settlement charges of $9.6 million were incurred in 2015, including $1.8 million of legal costs and a $7.8 million reversal of Global Power segment revenue associated with the release of an accrued claims receivable as part of the Berlin Station project legal settlement.

•	Spin-off transaction costs were $3.3 million in 2015, primarily related to retention stock awards that had a one-year vesting period.

•
Selling, general and administrative costs ("SG&A") include the incremental costs of being a separate stand-alone public company, such as costs to create separate accounting, legal, senior management and tax teams. We estimate that we will incur annual incremental costs of $14 million to $16 million, of which we incurred approximately $8.5 million in the second half of 2015. Due to the scope and complexity of these activities, the amount and timing of these incremental costs could vary and initial run rates could be slightly higher than the expected annual increase. Prior to the spin, we received allocations from BWC that were included in our SG&A. These pre-spin allocations also included $2.7 million, $5.3 million and $9.8 million in 2015, 2014 and 2013 related to the Nuclear Energy segment that was transferred to BWC at the time of the spin-off. The Nuclear Energy segment is treated as discontinued operations in our financial statements, but these related cost allocations remain in the selling, general and administrative costs of our continuing operations.

Our segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
Consolidated and Combined Results of Operations

	Year Ended December 31,
(In thousands)	2015	2014	2013
REVENUES
Global Power	$639,970	$471,929	$712,461
Global Services	933,630	908,682	1,055,190
Industrial Environmental(1)	183,695	105,418	—
	$1,757,295	$1,486,029	$1,767,651

GROSS PROFIT
Global Power	$111,309	$94,647	$126,275
Global Services	192,241	193,629	225,434
Industrial Environmental(1)	48,914	24,961	—
Mark to market adjustment included in cost of operations	$(44,307)	$(94,204)	$84,772
	$308,157	$219,033	$436,481

Selling, general and administrative expenses	(244,065)	(218,038)	(211,401)
Mark to market adjustment included in selling, general and administrative expenses	4,097	(7,233)	7,331
Research and development costs	(16,543)	(18,483)	(21,043)
Losses on asset disposal and impairments, net	(14,597)	(1,752)	(1,181)
Equity in income (loss) of investees	(242)	8,681	18,387
Restructuring and spin-off transaction costs	(14,946)	(20,183)	(18,343)
Total operating income (loss)	$21,861	$(37,975)	$210,231
(1) Our Industrial Environmental segment is composed of our MEGTEC business, which was acquired on June 20, 2014 as described in Note 3 to the consolidated and combined financial statements included in Item 8. Results of the Industrial Environmental segment in 2014 include only a partial period.
2015 vs 2014 Consolidated and Combined Results: Revenues increased 18.3%, or $271.3 million, to $1.76 billion in 2015 compared to $1.49 billion in 2014 due to increases in revenues from our Global Power, Global Services and Industrial Environmental segments of $168.0 million, $24.9 million and $78.3 million, respectively. The MEGTEC acquisition, which was completed on June 20, 2014, contributed $183.7 million of revenues in 2015 compared to $105.4 million in 2014.
Gross profit increased $89.1 million to $308.2 million in 2015 from $219.0 million in 2014. Excluding the MTM charges shown above, gross profit increased $39.2 million to $352.5 million in 2015 from $313.2 million in 2014 primarily due to the inclusion of our MEGTEC business for a full year and increases in the volume of utility, industrial and renewable energy boiler projects in our Global Power segment.
Operating income increased $59.8 million to $21.9 million in 2015 from an operating loss of $38.0 million in 2014. Operating income includes significant charges for MTM, restructuring and spin-off transaction costs and asset impairments that are each illustrated above and described in more detail below. Excluding these items, 2015 operating income would have increased $6.2 million from 2014 primarily from the gross margin improvements described above partially offset by increases in selling, general and administrative increases from inclusion of a full year of our MEGTEC business and the incremental stand-alone costs to operate our business as an independent public entity since the spin-off. Operating income in 2015 also decreased due to a $8.9 million decrease in equity in income of investees described below.
The performance drivers of each segment as well as other operating costs are discussed in more detail below.
2014 vs 2013 Consolidated and Combined Results: Revenues decreased 15.9%, or $281.6 million, to $1.49 billion in 2014 compared to $1.77 billion in 2013 due primarily to decreases in revenues from our Global Power and Global Services segments of $240.5 million and $146.5 million, respectively, partially offset the June 20, 2014 acquisition of MEGTEC, which contributed revenues of $105.4 million in our Industrial Environmental segment.
Gross profit decreased $217.4 million to $219.0 million in the year ended December 31, 2014 from $436.5 million in 2013. Excluding the MTM charges shown above, gross profit decreased $38.5 million to $313.2 million in 2014 from $351.7 million in 2013 primarily due the revenue decreases from our Global Power and Global Services segments, partially offset by the June 20, 2014 acquisition of of MEGTEC, which comprises our Industrial Environmental segment. This decline was partially offset due to a lower loss provision of $11.6 million on the Berlin Station project in 2014 as compared to a loss provision of $35.6 million 2013. The Berlin Station project was completed in 2014.
Operating income (loss) decreased $248.2 million to a loss of $38.0 million in the year ended December 31, 2014 compared to operating income of $210.2 million in 2013. Operating income includes significant charges for MTM, restructuring and spin-off transaction costs and asset impairments that are each illustrated above and described in more detail below. Excluding these items, 2014 operating income would have decreased $52.3 million from 2013 primarily from the gross margin decreases described above and from a $9.7 million decrease in equity in income of investees described below.
Segment Descriptions and Results
We operate in three segments: Global Power, Global Services and Industrial Environmental.
Global Power Segment Description
Our Global Power segment consists of our worldwide new build boiler and environmental products businesses. Through this segment, we engineer, manufacture, procure, construct and commission steam generating and environmental systems and other related equipment. Our boilers are designed for utility and industrial applications, fired with fossil and renewable fuels and include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers. Our utility-scale environmental systems offer air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions and include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally. This segment's activity is dependent on the capital expenditures and operations and maintenance expenditures of global electric power generating companies and other steam-using industries with environmental compliance needs, as well as electric load growth and renewable incentives in various countries around the world.
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
We expect the recent growth in backlog, which relates primarily to recent international coal boiler and renewable waste to energy bookings, will provide revenue growth in this segment, although the rate of backlog growth is dependent on many external factors described above.

Global Power Results

	Year Ended December 31,			Year Ended December 31,
(In thousands, except percentages)	2015	2014	$ Change	2014	2013	$ Change
Revenues	$639,970	$471,929	$168,041	$471,929	$712,461	$(240,532)
Gross Profit	111,309	94,647	16,662	94,647	126,275	(31,628)
% of Revenues	17.4%	20.1%		20.1%	17.7%
2015 vs 2014 Global Power Results: Revenues increased 35.6%, or $168.0 million, to $640.0 million in 2015 from $471.9 million in 2014. The increase was due to higher new build steam generation systems revenues primarily related to utility, industrial and renewable energy boiler projects of $188.3 million, which is net of a $7.8 million revenue reversal from releasing our accrued claims receivable as part of the Berlin Station project legal settlement reached during 2015. The increase in revenues was partially offset by a decline in new build environmental equipment revenues of $20.3 million as projects related to previously enacted environmental rules and regulations near completion.
Gross profit increased $16.7 million to $111.3 million in 2015 from $94.6 million in 2014. Gross profit improvement was primarily a result of the increase in revenues discussed above, partially offset by a lower level of net project improvements in 2015 when compared to 2014. The projects nearing completion in 2014 had a more favorable mix of gross profit than in 2015. In addition, we recorded a $7.8 million loss in the year ended December 31, 2015 associated with the release of an accrued claims receivable as part of the Berlin Station project legal settlement as compared to an $11.6 million loss recorded for the same project in 2014.
2014 vs 2013 Global Power Results: Revenues decreased 33.8%, or $240.5 million, to $471.9 million in 2014 from $712.5 million in 2013. A decrease in our new build steam generation activities contributed $101.4 million of this decline, which was primarily due to a lower level of activity on renewable energy and industrial boiler projects. Another $139.2 million of the revenue decline was primarily attributable to new build environmental activities from lower levels of engineering, procurement and construction activities as projects related to the previously enacted environmental rules and regulations neared completion and uncertainties continued regarding the ultimate outcome of environmental regulations.
Gross profit decreased $31.6 million to $94.6 million in 2014 from $126.3 million in 2013, primarily due to the decreased revenues discussed above. This decline was partially offset due to a lower loss provision of $11.6 million on the Berlin Station project in 2014 as compared to a loss provision of $35.6 million 2013.
Global Services Segment Description
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
 While there is industry pressure on sales associated with the United States coal utility aftermarket, we continue to see opportunities for growth and margin expansion in this segment relating to a variety of factors including the following:

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

•	targeted repositioning of our global sales network in strategic countries to serve the aftermarket refurbishment and maintenance of existing facilities outside North America; and

•	selling parts and maintenance services to industrial boiler customers and expanding our customer base for parts and maintenance services in waste-to-energy as new builds come online.
We expect that our large installed base of power generation equipment will provide a solid foundation for a recurring revenue stream.
Global Services Results

	Year Ended December 31,			Year Ended December 31,
(In thousands, except percentages)	2015	2014	$ Change	2014	2013	$ Change
Revenues	$933,630	$908,682	$24,948	$908,682	$1,055,190	$(146,508)
Gross Profit	192,241	193,629	(1,388)	193,629	225,434	(31,805)
% of Revenues	20.6%	21.3%		21.3%	21.4%
2015 vs 2014 Global Services Results: Revenues increased 2.7%, or $24.9 million to $933.6 million in 2015 from $908.7 million in 2014. The increase was primarily related to a $49.1 million increase in revenue from project and construction services related to retrofit projects as utilities and other industrial customers invested in their power generation assets. The increase was partially offset by a $28.9 million decrease in boiler and auxiliary parts revenue due to lower maintenance spending as low natural gas prices and moderate temperatures impacted the level of coal fired power generation. In addition, revenues from operation & maintenance services increased $4.7 million primarily due to the new waste-to-energy facility in Palm Beach County which began commercial operations in 2015.
Gross profit decreased $1.4 million to $192.2 million in 2015 from $193.6 million in 2014. Gross margin from the increase in revenues discussed above, generally positive performance on service projects and improved margins on sales of parts were offset by a $12.9 million contract loss accrual associated with an updated forecast of the cost to complete a large construction services project, which has experienced unfavorable labor productivity and costs that exceeded our expectations.
2014 vs 2013 Global Services Results: Revenues decreased 13.9%, or $146.5 million, to $908.7 million in 2014 from $1.06 billion in 2013. This decrease was primarily attributable to lower service project revenues due mainly to a large boiler retrofit that was completed in 2013 and a decrease in construction services environmental project revenues.
Gross profit decreased $31.8 million to $193.6 million in 2014 from $225.4 million in 2013, primarily due to the decrease in revenues discussed above.
Industrial Environmental Segment Description
Our Industrial Environmental segment provides environmental products and services to numerous industrial end markets through MEGTEC, which was acquired on June 20, 2014. Through this segment, we design, engineer and manufacture products including oxidizers, solvent and distillation systems, wet electrostatic precipitators, scrubbers and heat recovery systems. The segment also provides specialized industrial process systems, coating lines and equipment. Our suite of technologies for pollution abatement includes systems that control volatile organic compounds and air toxics, particulate, nitrogen oxides and acid gas air emissions from industrial processes. We serve a diverse set of industrial end markets with a current emphasis on the chemical, pharmaceutical, energy storage, packaging, and automotive markets. This segment's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.
We see opportunities for growth in revenues in this segment relating to a variety of factors. Our new equipment customers purchase equipment as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Major investments in global chemical markets have strengthened demand for MEGTEC equipment, while tightening environmental regulations in the United States, China, India and other developing countries are creating new opportunities. We foresee long-term trends toward increased environmental controls for industrial manufacturers around the world. Finally, we will continue to seek acquisitions to expand our market presence and technology offerings.

Industrial Environmental Results

	Year Ended December 31,
(In thousands, except percentages)	2015	2014	$ Change
Revenues	$183,695	$105,418	$78,277
Gross Profit	48,914	24,961	23,953
% of Revenues	26.6%	23.7%
2015 vs 2014 Industrial Environmental Results: The year-over-year comparison reflects twelve months of revenues and gross profit in 2015 compared to approximately six months in 2014.
Revenues increased 74.3%, or $78.3 million, to $183.7 million in 2015 from $105.4 million in 2014.
Gross profit increased 96.0%, or $24.0 million, to $48.9 million in the year ended December 31, 2015, compared to $25.0 million in 2014. Gross profit in 2015 also benefited from lower amortization expense as a result of our backlog intangible asset becoming fully amortized as of June 30, 2015. See additional information on these intangible assets in Notes 2 and 3 to the consolidated and combined financial statements included in Item 8.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $14.7 million to $240.0 million in 2015 from $225.3 million in 2014 due primarily to including a full year of SG&A expenses associated with MEGTEC and the incremental costs of operating as a stand-alone public entity. The stand-alone costs to operate our business as an independent public entity are expected to exceed the pre-spin allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management and the related cost of insurance. We estimate that we will incur annual incremental costs of $14 million to $16 million, of which we incurred approximately $8.5 million in the second half of 2015, to replace both the services previously provided by BWC as well as other stand-alone costs, such as costs to create separate accounting, legal, senior management and tax teams. Due to the scope and complexity of these activities, the amount and timing of these incremental costs could vary and initial run rates could be slightly higher than the expected annual increase.
SG&A expenses increased $21.2 million to $225.3 million in 2014 from $204.1 million in 2013. The increase in SG&A expenses in 2014 is primarily attributable to $17.5 million of SG&A expenses associated with MEGTEC, which was acquired on June 20, 2014.
Also, as discussed in Note 1 to the consolidated and combined financial statements included in Item 8, we distributed assets and liabilities totaling $47.8 million associated with our NE segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent which totaled $2.7 million, $5.3 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of selling, general and administrative expenses in the results from our continuing operations because allocations are not eligible for inclusion in discontinued operations.
Research and Development Costs
Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $16.5 million, $18.5 million and $21.0 million in 2015, 2014 and 2013, respectively.
Losses on Asset Disposal and Impairment
We experienced losses on asset disposals and impairments totaling $14.6 million, $1.8 million and $1.2 million in 2015, 2014 and 2013, respectively. The impairment charges recorded in 2015 were related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable and other equipment primarily related to pilot testing capabilities that are no longer viable for current or future research and development efforts. The impairment charges recorded in 2014 and 2013 were related to the cancellation of operations and maintenance services contracts.

Equity in Income (Loss) of Investees
Our equity method investees include joint ventures in China and India, each of which manufactures boiler parts, and a joint venture in Australia that sells and services industrial equipment and other project-related joint ventures. Additionally, in 2014, equity in income (loss) of investees included income from our interest in Ebensburg Power Company, in which we purchased the remaining outstanding equity in May 2014 and now consolidate into the Global Services segment.
Equity in income of investees decreased $8.9 million to a loss of $0.2 million in 2015, as compared to income of $8.7 million in 2014 primarily due to adverse market conditions in China and Australia and start-up costs relating to a new manufacturing facility in India. Additionally, in 2014, we recognized income from a United States environmental project joint venture that was substantially complete in 2014 and did not contribute equity income in 2015.
Equity in income of investees decreased $9.7 million to $8.7 million of income in 2014 from $18.4 million of income in 2013 primarily due to adverse market conditions in China and Australia, new facility start-up costs in India and the near completion of a United States environmental project joint venture that generated more operating income in the corresponding period in 2013.
Restructuring
In 2014, we started our current restructuring initiatives that are expected to phase in annual savings totaling $35 million to $50 million when fully implemented. Through December 31, 2015, we have realized approximately $10 million of savings, and we expect to realize approximately $15 million in 2016 and an additional $15 million in 2017. These activities included manufacturing facility consolidation and outsourcing as well as reductions in force, consulting and other costs. We expect the total cost of these restructuring initiatives to be in the range of $35 million to $50 million, of which we have incurred $11.7 million and $20.2 million in 2015 and 2014, respectively. Included in total restructuring costs are non-cash charges related to accelerated depreciation and impairment, which were $6.7 million and $7.0 million in the years ended December 31, 2015 and 2014, respectively.
Prior to contemplating the spin-off, beginning in 2012, our former Parent had also implemented restructuring activities to enhance competitiveness and to better position the combined company, BWC, for growth, improved profitability and to help offset increasingly competitive market conditions. These activities included operational and functional efficiency improvements, organizational design changes and manufacturing optimization that were substantially complete prior to the spin-off. A substantial part of these activities benefited us, primarily related to activities in 2013 and 2014. Annual savings from these activities totaled more than $50 million for BWC as a whole. A total of $21.5 million of costs associated with these previous restructuring activities were recognized through June 30, 2015, including $2.1 million and $18.3 million in 2014 and 2013, respectively. We have not recognized costs related to these prior restructuring activities in 2015.
Spin-off Transaction Costs
In the year ended December 31, 2015, we incurred $3.3 million of costs directly related to the spin-off of B&W from BWC, primarily related to retention stock awards that had a one-year vesting period as of the June 30, 2015 date of the spin-off.
Mark to Market Adjustments For Pension and Other Postretirement Benefit Plans
We recognize actuarial gains and losses for our pension and other postretirement benefit plans into earnings as a component of net periodic benefit cost, which affect both our cost of operations and SG&A. These mark to market ("MTM") adjustments for our pension and other postretirement plans were gains (losses) of $(40.2) million, $(101.3) million and $92.1 million, in 2015, 2014 and 2013, respectively, and the effect on cost of operations and SG&A are detailed above and in Note 8 to the consolidated and combined financial statements included in Item 8. The MTM loss in 2015 was primarily related to actual return on assets that fell short of the expected return, offset by an increase in the discount rate used to measure our benefit plans liabilities. The MTM loss in 2014 was primarily related to a $46.9 million loss recognized on the adoption of a new mortality assumption and a decline in the discount rate, offset by actual return on assets that exceeded the expected return. The MTM gain of $92.1 million in 2013, primarily related to an increase in interest rates and actual return on assets that exceeded our expected return.

Provision for Income Taxes

	Year Ended December 31,
(In thousands, except percentages)	2015	2014	2013
Income (loss) from continuing operations before provision for income taxes	$20,205	$(36,618)	$212,489
Income tax provision	3,671	(24,728)	72,011
Effective tax rate	18.2%	67.5%	33.9%
We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with tax rates of approximately 27%, 24% and 20%, respectively. Our jurisdictional mix of income (loss) before tax is also significantly affected by MTM adjustments for our pension and postretirement plans, which are primarily in the United States. Income (loss) before provision for income taxes generated in the United States and foreign locations for the years ended December 31, 2015, 2014 and 2013 is presented in the table below.

	Year Ended December 31,
(In thousands)	2015	2014	2013
United States	$(20,748)	$(64,084)	$135,966
Other than the United States	40,953	27,466	76,523
Income (loss) before provision for (benefit from) income taxes	20,205	(36,618)	212,489
In addition to jurisdictional mix of earnings, our income tax provision and our effective tax rate are also affected by discrete items that do not occur in each period. In 2015, we had net unfavorable discrete items, primarily related to revaluing our state deferred taxes, which increased the effective tax rate in 2015. In 2014, we had net favorable discrete items primarily related to the receipt of a favorable ruling from the United States Internal Revenue Service that enabled us to amend prior year United States income tax returns for 2010 to 2012 to exclude distributions of several of our foreign joint ventures from domestic taxable income. Because 2014 was a loss year, this benefit resulted in an increase to the effective tax rate in 2014.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $146.5 million in 2015. At December 31, 2015, we had: cash and cash equivalents of $365.2 million, including $80.6 million received from the former Parent at the time of the spin-off, net of settlement of intercompany balances with our former Parent; investments with a fair value of $5.1 million, primarily held by our captive insurer; and restricted cash and cash equivalents of $37.1 million, of which $3.7 million was held in restricted foreign cash accounts and $33.4 million was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.
Of our $365.2 million of unrestricted cash and cash equivalents at December 31, 2015, approximately $221.2 million, or 60.6% is held outside of the United States and relates to foreign operations, though it is primarily held in U.S. dollars to mitigate foreign exchange risk. In general, these resources are not available to fund our United States operations unless the funds are repatriated to the United States, which could expose us to taxes we presently have not accrued in our financial statements. We presently have no plans to repatriate these funds to the United States as the liquidity generated by our United States operations is sufficient to meet the cash requirements of our United States operations.
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
Our net cash provided by operations was $170.4 million in 2015, compared to cash used in operations of $24.2 million in 2014. In addition to improvements in our operating income before MTM charges as discussed above, this increase in cash provided by operations was also attributable to improved advance billings on various contracts in progress in our Global Power segment and the operating results of our Global Services segment. Our long-term contracts are generally structured to limit cash flow risk by billing in advance of incurring cash outflows. Particularly for larger contracts, this results in cash generation at the beginning of the contract and cash outflow at the end of the contract as the work is completed.
Our net cash used in investing activities decreased by $102.8 million to $45.9 million in 2015 from $148.6 million in 2014 primarily because we acquired MEGTEC in 2014. We expect capital expenditures to be approximately $30 million to $32 million in 2016, which is lower than 2015 capital expenditures of $35.4 million due primarily to the near completion of the expansion of a manufacturing facility in Mexico during 2015. Once the manufacturing facility in Mexico is complete, we expect capital expenditures to reduce to approximately $25 million annually for our existing business.
Our net cash provided by financing activities was $53.6 million in 2015, compared to $211.7 million in 2014. Net cash provided by financing activities in 2015 includes $80.6 million of cash received from the former Parent in the spin-off transaction, partially offset by $24.3 million used to repurchase 1.3 million shares in the second half of 2015. In August 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our common stock, under which we repurchased an additional 1.2 million shares of our common stock for $23.3 million in the period from January 1, 2016 through February 25, 2016. We are authorized to repurchase up to $52.4 million more of our common stock during the remainder of 2016. Net cash provided by financing activities in 2014 includes $142.8 million of net cash transferred from the former Parent inclusive of the purchase price of MEGTEC.
Credit Agreement
On June 30, 2015, our new credit agreement ("Credit Agreement") closed in connection with the spin-off transaction. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit.
The Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto.
The Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, but such prepayments will not require us to reduce the commitments under the Credit Agreement.
Loans outstanding under the Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee varies between 0.25% and 0.35% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio. Based on our leverage ratio at December 31, 2015, the applicable margin for LIBOR and base rate loans was 1.375% and 0.375%, respectively. The commitment fee for the unused portions of the revolving credit facility was 0.25% and the letter of credit fees for financial and performance letters of credit was 1.375% and 0.825%, respectively.
The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $109.6 million of letters of credit issued under the Credit Agreement, we had approximately $373 million available for borrowings or to meet letter of credit requirements.
The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At December 31, 2015, we were in compliance with all of the covenants set forth in the Credit Agreement.
Other Credit Arrangements
Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2015 was $193.1 million.
We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $541.7 million.
Long-term Benefit Obligations
Our unfunded pension and postretirement benefit obligations totaled $314.0 million at December 31, 2015. These long-term liabilities are expected to require use of our resources to satisfy our future funding obligations. For the year ended December 31, 2015, we made required contributions to our pension plans totaling $8.7 million and to our postretirement plans of $3.8 million. See additional information on our long-term benefit obligations in Note 8 to our consolidated and combined financial statements included in Item 8 of this annual report.
Off-Balance Sheet Arrangements
In the third quarter of 2014, we issued a letter of credit with a 4 year term totaling approximately $10 million in support of a Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") working capital bank loan. TBWES is an unconsolidated affiliate in India and the letter of credit can be drawn if TBWES defaults on the working capital bank loan. The estimated fair value of this guarantee is $1.7 million, which was measured at inception and recorded in other liabilities on our combined balance sheet, with an associated increase to our investments in unconsolidated affiliates.
TBWES also has long-term bank debt it secured in 2011, the proceeds from which were used to finance the construction of the manufacturing facility it operates in India. At December 31, 2015, the long-term bank debt balance was $59.7 million and was secured by TBWES' assets including land, building and equipment. Under the terms of our joint venture operating agreement, we could be required to repay up to 49% of TBWES' long-term bank debt.
Contractual Obligations
Our cash requirements as of December 31, 2015 under current contractual obligations were as follows:

(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating lease payments	$16,428	$5,443	$7,522	$3,126	$337
Capital lease payments	$2	$2	$—	$—	$—
The table above excludes cash payments for self-insured claims, litigation and funding of our pension and postretirement benefit plans because we are uncertain as to the timing and amount of any associated cash payments that will be required. For example, expected pension contributions are subject to potential contributions that may be required in connection with acquisitions, dispositions or plan mergers. Also, estimated pension and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets and health care costs. Additionally, the table above excludes deferred income taxes recorded on our balance sheets because cash payments for income taxes are determined primarily on future taxable income. We have no long-term debt at December 31, 2015.
Our contingent commitments under letters of credit, bank guarantees and surety bonds outstanding at December 31, 2015 expire as follows:

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
		(In thousands)
$844,409	$464,862	$318,288	$48,034	$13,225
We do not expect significant cash payments associated with the contingent commitments included in the table above because we expect to fulfill the performance commitments related to the underlying contracts.
EFFECTS OF INFLATION AND CHANGING PRICES
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, using historical United States dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the United States dollar, especially during times of significant and continued inflation.
In order to minimize the negative impact of inflation on our operations, we attempt to cover the increased cost of anticipated changes in labor, material and service costs, either through an estimate of those changes, which we reflect in the original price, or through price escalation clauses in our contracts. However, there can be no assurance we will be able to cover all changes in cost using this strategy.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
Contracts and Revenue Recognition
We determine the appropriate accounting method for each of our long-term contracts before work on the project begins. We generally recognize contract revenues and related costs on a percentage-of-completion ("POC") method for individual contracts or combinations of contracts based on a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenues and resulting income based on costs incurred to date as a percentage of total estimated costs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.
In the years ended December 31, 2015, 2014 and 2013, we recognized net changes in estimates related to long-term contracts accounted for on the POC basis which increased operating income by $0.4 million, $26.3 million and $8.8 million, respectively. As of December 31, 2015, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to project performance or unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

We recognize income from contract change orders or claims when formally agreed with the customer. We regularly assess the collectability of contract revenues and receivables from customers. We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe the following accounting criteria have been met:

a)	The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.

b)	Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.

c)	Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.

d)	The evidence supporting the claim is objective and verifiable, not based on management's feel for the situation or on unsupported representations.
At December 31, 2015 and December 31, 2014, we recognized accrued claims totaling $2.3 million and $8.2 million, respectively.
Investments in Unconsolidated Affiliates
We use the equity method of accounting for affiliates in which our investment ownership ranges from 20% to 50%, unless significant economic or governance considerations indicate that we are unable to exert significant influence, in which case the cost method is used. The equity method is also used for affiliates in which our investment ownership is greater than 50% but we do not have a controlling interest. Currently, all of our material investments in affiliates that are not included in our consolidated and combined financial statements are recorded using the equity method. Our primary equity method investees include joint ventures in China, India and Australia. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.
We assess our investments in unconsolidated affiliates for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other than temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. If an other-than-temporary-impairment were to occur, we would measure our investment in the unconsolidated affiliate at fair value.
Our total investment in equity method investees is $92.2 million, including a $14.9 million investment in a start-up venture in India, TBWES, that completed construction of its manufacturing facility intended primarily for new build coal boiler projects in India in 2014. While TBWES has not yet recorded a profit, we have determined that an other-than-temporary-impairment is not present based on the expected cash flows and strategy for TBWES. Continuing future losses or changes in the strategy of TBWES or other joint ventures could affect future assessments of other-than-temporary-impairment.
Pension Plans and Postretirement Benefits
We utilize actuarial and other assumptions in calculating the cost and benefit obligations of our pension and postretirement benefits. The assumptions utilized in the determination of our benefit cost and obligations include assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends. The assumptions utilized represent our best estimates based on historical experience and other factors.
Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We recognize net actuarial gains and losses into earnings in the fourth quarter of each year, or as interim remeasurements are required, as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual and expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated and combined financial condition.
For 2016, we will change our approach to setting the discount rate from a single equivalent discount rate to an alternative spot rate method. This change in estimate will be applied prospectively in developing our annual discount rate, which will result in a lower interest and service cost in 2016. The impact of the change in estimate did not change our pension and other postretirement benefits liability as of December 31, 2015, because any change is completely offset in the net actuarial gain (loss) recorded in the annual mark to market adjustment. This new method was adopted because it more accurately applies each year’s spot rates to the projected cash flows.
In 2014, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for our experience. The impact of the change in this assumption caused a $46.9 million increase in our pension liability.
The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2015:

(In millions)	.25% increase	.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost(1)	$(29.6)	$31.1
Effect on project benefit obligation	(31.8)	33.4
Return on assets:
Effect on ongoing net periodic benefit cost	$(2.3)	$2.3
(1) Excludes effect of annual mark to market adjustment.
A 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2015 individually or in the aggregate, excluding the impact of any annual mark to market adjustments we record annually.
Loss Contingencies
We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 11 to the consolidated and combined financial statements included in Item 8 for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.
Goodwill and Long-Lived Asset Impairment
Each year, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to believe a qualitative test is no longer appropriate.
When we determine that it is appropriate to test goodwill for impairment utilizing a quantitative test, the first step of the test compares the fair value of a reporting unit to its carrying amount, including goodwill. We utilize both the income and market valuation approaches to provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants.
Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ materially from our projections. Some assumptions, such as future revenues, costs and changes in working capital are company driven and could be affected by a loss of one or more significant contracts or customers; failure to control costs on certain contracts; or a decline in demand based on changing economic, industry or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.
Under the market valuation approach, we employ both the guideline publicly traded company method and the similar transactions method. The guideline publicly traded company method indicates the fair value of the equity of each reporting unit by comparing it to publicly traded companies in similar lines of business. The similar transactions method considers recent prices paid for business in our industry or related industries. After identifying and selecting guideline companies and similar transactions, we analyze their business and financial profiles for relative similarity. Factors such as size, growth, risk and profitability are analyzed and compared to each of our reporting units. Assumptions include the selection of our peer companies and use of market multiples, which could deteriorate or increase based on the profitability of our competitors and performance of their stock, which is often dependent on the performance of the stock market and general economy as a whole.
Adverse changes in these assumptions utilized within the first step of our impairment test could cause a reduction or elimination of excess fair value over carrying value, resulting in potential recognition of impairment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.
We completed our annual review of goodwill for each of our reporting units for the year ended December 31, 2015, which indicated that we had no impairment of goodwill. The fair value of our reporting units was substantially in excess of carrying value.
We carry our property, plant and equipment at depreciated cost, reduced by provisions to recognize economic impairment when we determine impairment has occurred. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect our business and result in future asset impairments.
In the twelve months ended December 31, 2015, we recognized a $14.6 million impairment charge. The impairment charge was related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable and other equipment primarily related to pilot testing capabilities that are no longer viable for current or future research and development efforts. The impairment is included in losses on asset disposals and impairments, net in our consolidated and combined financial statements included in Item 8 of this annual report.
Income Taxes
Income tax expense for federal, foreign, state and local income taxes is calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Before the spin-off transaction, we were included in the consolidated United States federal and certain consolidated/combined state tax returns filed by BWC. After the spin-off, we file our own federal and state income tax returns. Both prior to and after the spin-off, our foreign subsidiaries operate and file tax returns in various foreign jurisdictions. For both the pre-spin and post-spin periods, we compute the provision for income taxes on a separate tax return basis as if we filed our own tax returns. For the pre-spin period, we deem the amounts that we would have paid or received from the United States Internal Revenue Service and certain state jurisdictions had we not been a member of BWC's consolidated tax group to be immediately settled with BWC. We entered into a tax sharing agreement with BWC in connection with the spin-off that allocates the responsibility for prior period taxes of BWC consolidated tax reporting group between us and BWC and its subsidiaries. However, if BWC were unable to pay, we could be required to pay the entire amount of such taxes.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated and combined financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of the provision for income taxes in our consolidated and combined statements of operations.

Warranty
We accrue estimated expense included in cost of operations on our consolidated and combined statements of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Such changes could have a material effect on our consolidated and combined financial condition, results of operations and cash flows.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in United States Government obligations and highly liquid money market instruments denominated in United States dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are classified as available-for-sale.
We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations.
We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.
Interest Rate Sensitivity
The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2015, Principal Amount by Expected Maturity					Fair Value at December 31, 2015
	Years Ending December 31,
(In thousands, except percentages)	2016	2017 - 2021	Thereafter	Total
Investments	$3,996	$—	$1,172	$5,169	$5,089
Average Interest Rate	0.36%	—%	—%	0.28%	—
Debt	$2,005	$—	$—	$2,005	$2,014
Average Interest Rate	5.1%	—%	—%	5.1%	—

At December 31, 2014, Principal Amount by Expected Maturity					Fair Value at December 31, 2014
	Years Ending December 31,
(In thousands, except percentages)	2015	2016 - 2020	Thereafter	Total
Investments	$1,607	$—	$214	$1,820	$1,820
Average Interest Rate	0.22%	—%	2.57%	0.49%	—
Debt	$3,215	$—	$—	$3,215	$3,219
Average Interest Rate	6.3%	—%	—%	6.3%	—

Exchange Rate Sensitivity
The following table provides information about our FX forward contracts outstanding at December 31, 2015 and presents such information in United States dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in United States Dollars
(In thousands)	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2016	December 31, 2015	Exchange Rate
British pound sterling	$1,626	$(68)	1.5464
British pound sterling (Selling Euro)	$2,369	$(33)	0.7286
Danish krone	$773	$(17)	6.6047
Euro (Selling British pound sterling)	$39,846	$1,346	0.7162
United States dollar (Selling British pound sterling)	$856	$36	1.5460
United States dollar (Selling Canadian dollar)	$5,108	$198	1.3303
United States dollar (Selling Euro)	$1,215	$36	1.1266

(In thousands)	Year Ending	Fair Value at	Average Contractual
Foreign Currency	December 31, 2017	December 31, 2015	Exchange Rate
Euro (Selling British pound sterling)	$22,472	$688	0.7257
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Babcock & Wilcox Enterprises, Inc.:
We have audited the accompanying consolidated and combined balance sheets of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Babcock & Wilcox Enterprises, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The Board of Directors of The Babcock & Wilcox Company (“BWC”) approved the spin-off of the Company through the distribution of common stock of the Company on June 30, 2015 to existing shareholders of BWC. See Note 1 to the consolidated and combined financial statements.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 25, 2016

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues	$1,757,295	$1,486,029	$1,767,651
Costs and expenses
Cost of operations	1,449,138	1,266,996	1,331,170
Research and development costs	16,543	18,483	21,043
Losses on asset disposals and impairments	14,597	1,752	1,181
Selling, general and administrative expenses	239,968	225,271	204,070
Restructuring activities and spin-off transaction costs	14,946	20,183	18,343
Total costs and expenses	1,735,192	1,532,685	1,575,807
Equity in income (loss) of investees	(242)	8,681	18,387
Operating income (loss)	21,861	(37,975)	210,231
Other income (expense)
Interest income	618	1,060	1,276
Interest expense	(1,059)	(492)	(462)
Other, net	(1,215)	789	1,444
Total other income (expense)	(1,656)	1,357	2,258
Income (loss) before income tax expense (benefit)	20,205	(36,618)	212,489
Income tax expense (benefit)	3,671	(24,728)	72,011
Income (loss) from continuing operations	16,534	(11,890)	140,478
Income (loss) from discontinued operations, net of tax	2,803	(14,272)	34,338
Net income (loss)	19,337	(26,162)	174,816
Net income attributable to noncontrolling interest	(196)	(366)	(289)
Net income (loss) attributable to shareholders	$19,141	$(26,528)	$174,527
Amounts attributable to Babcock & Wilcox Enterprises, Inc. shareholders
Income (loss) from continuing operations	16,338	(12,256)	140,189
Income (loss) from discontinued operations, net of tax	2,803	(14,272)	34,338
Net income (loss) attributable to shareholders	$19,141	$(26,528)	$174,527

Basic earnings (loss) per common share
Continuing operations	$0.31	$(0.23)	$2.51
Discontinued operations	0.05	(0.26)	0.61
Basic earnings (loss) per common share:	$0.36	$(0.49)	$3.12
Diluted earnings (loss) per common share
Continuing operations	$0.30	$(0.23)	$2.49
Discontinued operations	0.06	(0.26)	0.61
Diluted earnings (loss) per common share:	$0.36	$(0.49)	$3.10
Shares used in the computation of earnings per share (Note 18)
Basic	53,487,071	54,238,631	55,950,875
Diluted	53,708,983	54,238,631	56,342,709
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$19,337	$(26,162)	$174,816
Other comprehensive income (loss):
Currency translation adjustments	(19,459)	(26,895)	(2,529)

Derivative financial instruments:
Unrealized gains (losses) arising during the period	282	(3,184)	(3,885)
Income taxes	57	824	990
Total unrealized gains (losses) on derivative financial instruments, net of tax	339	(2,360)	(2,895)
Reclassification adjustment for losses included in net income	1,557	2,169	3,137
Income taxes	(424)	(559)	(773)
Total reclassification adjustment for losses included in net income (loss), net of tax	1,133	1,610	2,364

Benefit obligations:
Amortization of benefit plan costs	1,504	3,650	277
Income taxes	(1,180)	(1,005)	(155)
Total amortization of benefit plan costs, net of tax	324	2,645	122

Investments:
Unrealized gains (losses) arising during the period	(65)	(2)	37
Income taxes	16	—	11
Total unrealized gains (losses) arising during the period, net of tax	(49)	(2)	48
Reclassification adjustment for losses included in net income	42	—	—
Income taxes	(15)	—	—
Total reclassification adjustments for losses included in net income, net of tax	27	—	—

Other comprehensive income (loss)	(17,685)	(25,002)	(2,890)
Total comprehensive income (loss)	1,652	(51,164)	171,926
Comprehensive income (loss) attributable to noncontrolling interest	(183)	(329)	(255)
Comprehensive income (loss) attributable to shareholders	$1,469	$(51,493)	$171,671
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

ASSETS

	December 31,
	2015	2014
	(In thousands)
Current assets
Cash and cash equivalents	$365,192	$218,659
Restricted cash and cash equivalents	37,144	26,311
Investments	3,996	1,607
Accounts receivable – trade, net	291,242	265,456
Accounts receivable – other	44,765	36,147
Contracts in progress	128,174	107,751
Inventories	90,119	98,711
Deferred income taxes	—	36,601
Other current assets	17,552	11,347
Assets of discontinued operations	—	46,177
Total current assets	978,184	848,767
Net property, plant and equipment	145,717	135,237
Investments	1,093	214
Goodwill	201,069	209,277
Deferred income taxes	190,656	115,111
Investments in unconsolidated affiliates	92,196	109,248
Intangible assets	37,844	50,646
Other assets	16,286	9,226
Assets of discontinued operations	—	38,828
TOTAL ASSETS	$1,663,045	$1,516,554

See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2015	2014
	(In thousands, except share and per share amounts)
Current liabilities
Short-term line of credit	$2,005	$3,215
Accounts payable	175,170	160,606
Accrued employee benefits	51,476	39,464
Advance billings on contracts	229,390	148,098
Accrued warranty expense	39,847	37,735
Other accrued liabilities	63,464	54,827
Liabilities of discontinued operations	—	44,145
Total current liabilities	561,352	488,090
Accumulated postretirement benefit obligation	27,768	28,347
Pension liability	282,133	253,763
Other liabilities	43,365	42,929
Liabilities of discontinued operations	—	15,988
TOTAL LIABILITIES	914,618	829,117
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, par value $0.01 per share, authorized 200,000,000 shares; issued 52,480,630 and 0 shares at December 31, 2015 and December 31, 2014, respectively	540	—
Preferred stock, par value $0.01 per share, authorized 20,000,000 shares; no shares issued	—	—
Capital in excess of par value	790,464	—
Treasury stock at cost, 1,376,226 shares at December 31, 2015	(25,408)	—
Retained earnings	965	—
Accumulated other comprehensive income (loss)	(18,853)	10,374
Former net parent investment	—	676,036
Stockholders' equity attributable to shareholders	747,708	686,410
Noncontrolling interest	719	1,027
TOTAL STOCKHOLDERS' EQUITY	748,427	687,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,663,045	$1,516,554
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS’ EQUITY

			Capital In Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Former Parent Investment	Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
		(In thousands, except share and per share amounts)
Balance December 31, 2012	—	$—	$—	$—	$—	$38,647	$267,286	$783	$306,716
Net income	—	—	—	—	—	—	174,527	289	174,816
Increase in note receivable	—	—	—	—	—	—	47,408	—	47,408
Currency translation adjustments	—	—	—	—	—	(2,495)	—	(34)	(2,529)
Derivative financial instruments	—	—	—	—	—	(531)	—	—	(531)
Defined benefit obligations	—	—	—	—	—	123	—	—	123
Available-for-sale investments	—	—	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	160	—	160
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(114)	(114)
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	—	(453)	—	—	(453)
Balance December 31, 2013	—	$—	$—	$—	$—	$35,339	$489,381	$924	$525,644

Net income (loss)	—	—	—	—	—	—	(26,528)	366	(26,162)
Currency translation adjustments	—	—	—	—	—	(26,858)	—	(37)	(26,895)
Derivative financial instruments	—	—	—	—	—	(750)	—	—	(750)
Defined benefit obligations	—	—	—	—	—	2,645	—	—	2,645
Available-for-sale investments	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Net transfers from former Parent	—	—	—	—	—	—	213,075	—	213,075
Balance December 31, 2014	—	$—	$—	$—	$—	$10,374	$676,036	$1,027	$687,437

Net income	—	—	—	—	965	—	18,176	196	19,337
Currency translation adjustments	—	—	—	—	—	(19,446)	—	(13)	(19,459)
Derivative financial instruments	—	—	—	—	—	1,472	—	—	1,472
Defined benefit obligations	—	—	—	—	—	324	—	—	324
Available-for-sale investments	—	—	—	—	—	(22)	—	—	(22)
Stock-based compensation	137	17	7,772	(1,143)	—	—	6	—	6,652
Repurchased shares	(1,376)	(14)	—	(24,265)	—	—	—	—	(24,279)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(491)	(491)
Net transfers from former Parent	—	—	—	—	—		125,295	—	125,295
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	—	(11,555)	(36,284)	—	(47,839)
Reclassification of former Parent investment to capital in excess of par value and common stock	53,720	537	782,692	—	—	—	(783,229)	—	—
Balance December 31, 2015	52,481	$540	$790,464	$(25,408)	$965	$(18,853)	$—	$719	$748,427
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,337	$(26,162)	$174,816
Non-cash items included in net income (loss):
Depreciation and amortization	34,932	32,436	23,030
Income of investees, net of dividends	242	8,743	1,995
Losses on asset disposals and impairments	16,881	5,989	2,580
Write-off of accrued claims receivable	7,832	—	—
Provision for (benefit from) deferred taxes	(32,121)	(42,023)	56,107
Recognition of (gains) losses for pension and other postretirement plans	40,611	101,792	(91,358)
Stock-based compensation and thrift plan expense	7,773	(11)	(172)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,977)	(13,797)	4,898
Accounts payable	17,863	(8,860)	(13,354)
Contracts in progress and advance billings on contracts	62,971	(99,192)	(97,360)
Inventories	6,060	4,309	10,769
Income taxes	9,275	10,123	(23,309)
Accrued and other current liabilities	11,464	9,660	(22,520)
Pension liability, accrued postretirement benefit obligation and employee benefits	(2,336)	(17,259)	(20,053)
Other, net	3,592	10,028	10,331
NET CASH FROM OPERATING ACTIVITIES	170,399	(24,224)	16,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	6,298	(5,646)	11,419
Purchases of property, plant and equipment	(35,397)	(15,475)	(11,588)
Acquisition of businesses, net of cash acquired	—	(127,705)	—
Purchase of intangible assets	—	(722)	—
Purchase of available-for-sale securities	(14,008)	(4,450)	(11,111)
Sales and maturities of available-for-sale securities	5,266	10,118	3,973
Proceeds from (cost of) asset disposals	(587)	149	507
Investment in equity and cost method investees	(7,424)	(4,900)	(6,884)
NET CASH FROM INVESTING ACTIVITIES	(45,852)	(148,631)	(13,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term borrowings and long-term debt	(1,080)	(4,538)	(212)
Payment of debt issuance costs	—	2,967	484
Net transfers from former Parent	80,589	213,137	47,445
Repurchase of common shares	(25,408)	—	—
Excess tax benefits from stock-based compensation	—	11	172
Other	(491)	89	(114)
NET CASH FROM FINANCING ACTIVITIES	53,610	211,666	47,775
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(6,407)	(12,573)	(4,024)
CASH FLOWS FROM CONTINUING OPERATIONS	171,750	26,238	46,467
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows from discontinued operations, net	(25,194)	(191)	(28,723)
Investing cash flows from discontinued operations, net	(23)	(1,729)	(4,974)
Effects of exchange rate changes on cash	—	3,023	3,012
NET CASH FLOWS FROM DISCONTINUED OPERATIONS	(25,217)	1,103	(30,685)
NET CHANGE IN CASH AND CASH EQUIVALENTS	146,533	27,341	15,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	218,659	191,318	175,536
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365,192	$218,659	$191,318
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2015
NOTE 1 – BASIS OF PRESENTATION
Babcock & Wilcox Enterprises, Inc. ("B&W", "we", "us" or "our") operates in three business segments as described below and was wholly owned by The Babcock & Wilcox Company ("BWC" or the "former Parent") until June 30, 2015 when BWC distributed 100% of our outstanding common stock to the BWC shareholders through a tax-free spin-off transaction (the "spin-off"). BWC is now known as BWX Technologies, Inc. On and prior to June 30, 2015 our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also includes certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our consolidated and combined financial statements. See Note 13 for further information.
Our consolidated and combined balance sheet as of December 31, 2015 consists of the consolidated balances of B&W, while our consolidated and combined balance sheet as of December 31, 2014 consists of the combined balances of BW PGG. Our consolidated and combined statements of operations and our consolidated and combined statements of cash flows consist of the combined results of BW PGG for periods June 30, 2015 and prior and the consolidated results of B&W after June 30, 2015.
On June 8, 2015, BWC's board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock. The distribution of B&W common stock was made on June 30, 2015 and consisted of one share of B&W common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of B&W common stock. On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. A registration statement on Form 10 describing the spin-off was filed by B&W with the Securities and Exchange Commission and was declared effective on June 16, 2015 (as amended through the time of such effectiveness, the "Form 10").
We have presented our consolidated and combined financial statements in United States dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). We have included all adjustments, in the opinion of management, consisting only of normal recurring adjustments, necessary for a fair presentation. We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We present the notes to our consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.
Through June 30, 2015, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. The majority of these allocations of management and support services costs are based on specific identification methods such as direct usage and level of effort. The remainder is allocated on the basis of a three-factor formula that considered proportional revenue generated, payroll and fixed assets. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the spin-off from BWC, we have been performing these functions using internal resources or purchased services, certain of which have been provided by BWC pursuant to a transition services agreement. Refer to Note 8 for a detailed description of transactions with other affiliates of BWC.
We have reclassified amounts previously reported to conform to the presentation as of and for the years ended December 31, 2015 and 2014, attributable to the treatment of NE as a discontinued operation.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Reportable Segments
We operate in three reportable segments: Global Power, Global Services, and Industrial Environmental. Our reportable segments are further described as follows:

•
Our Global Power segment represents our worldwide new build boiler and environmental products operations. Through this segment, we engineer, manufacture, procure, construct and commission steam generating and environmental systems and other related equipment. Our boilers are designed for utility and industrial applications, fired with fossil and renewable fuels and include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, biomass-fired boilers, waste-to-energy boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers. Our environmental systems offer air pollution control systems and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions and include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation. Our customers consist of a wide range of utilities, independent power producers and industrial companies globally.

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

For financial information about our segments, see Note 17 to our consolidated and combined financial statements.
Use of Estimates
We use estimates and assumptions to prepare our financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible assets and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.
Earnings Per Share
We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met.
Investments
Our investments, primarily highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We classify investments available for current operations in the consolidated and combined balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other - net in our consolidated and combined statements of operations. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.
Foreign Currency Translation
We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in other - net transaction gains (losses) of $(0.1) million, $1.8 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of December 31, 2015, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.
We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe the following accounting criteria have been met:

a)	The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.

b)	Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.

c)	Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.

d)	The evidence supporting the claim is objective and verifiable, not based on management's feel for the situation or on unsupported representations.

At December 31, 2015 and December 31, 2014, we recognized accrued claims totaling $2.3 million and $8.2 million, respectively. In the years ended December 31, 2015, 2014 and 2013, we recognized changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Increases in estimates for percentage-of-completion contracts	$36,653	$50,565	$49,154
Decreases in estimates for percentage-of-completion contracts	(36,235)	(24,234)	(40,315)
Net changes in estimates for percentage-of-completion contracts	$418	$26,331	$8,839
During 2015, a $12.9 million contract loss accrual associated with an updated forecast of the cost to complete a large Global Services segment construction project that experienced unfavorable labor productivity and costs that have exceeded our expectations was the primary driver of the decrease illustrated above. Additionally, In each of the past three years, we recognized contract losses for additional estimated costs to complete our Global Power segment's Berlin Station project. This project experienced unforeseen worksite conditions and fuel specification issues that caused schedule delays, resulting in us filing suit against the customer in January 2014. The dispute was settled during the third quarter of 2015. The contract losses reduced pre-tax income (loss) from continuing operations by $9.6 million, $11.6 million and $35.6 million in the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
(In thousands)	2015	2014
Included in contracts in progress:
Costs incurred less costs of revenue recognized	$9,966	$33,685
Revenues recognized less billings to customers	118,208	74,066
Contracts in progress	$128,174	$107,751
Included in advance billings on contracts:
Billings to customers less revenues recognized	$221,244	$143,904
Costs of revenue recognized less cost incurred	8,146	4,194
Advance billings on contracts	$229,390	$148,098
The following amounts represent retainages on contracts:

	December 31,
(In thousands)	2015	2014
Retainages expected to be collected within one year	$24,906	$19,978
Retainages expected to be collected after one year	5,329	7,360
Total retainages	$30,235	$27,338
We have included retainages expected to be collected in 2016 in accounts receivable – trade, net. Retainages expected to be collected after one year are included in other assets. Of the long-term retainages at December 31, 2015, we anticipate collecting $0 million in 2016, $3.9 million in 2017 and $1.2 million in 2018.

Comprehensive Income
The components of accumulated other comprehensive income (loss) included in stockholders' equity are as follows:

	December 31,
(In thousands)	2015	2014	2013
Currency translation adjustments	$(19,493)	$11,551	$38,409
Net unrealized gain on available-for-sale investments	(44)	(22)	(20)
Net unrealized gain (loss) on derivative financial instruments	1,786	(123)	627
Unrecognized prior service cost on benefit obligations	(1,102)	(1,032)	(3,678)
Accumulated other comprehensive income (loss)	$(18,853)	$10,374	$35,338
The amounts reclassified out of accumulated other comprehensive income (loss) by component and the affected consolidated statements of operations line items are as follows:

Accumulated Other Comprehensive Income Component Recognized	Year ended December 31,			Line Item Presented
	2015	2014	2013
	(In thousands)
Realized (loss) gain on derivative financial instruments	$546	$(53)	$(285)	Revenues
	155	13	—	Cost of operations
	(24)	(6)	143	Other-net
	677	(46)	(142)	Total before tax
	(149)	11	2	Provision for income taxes
	528	(35)	(140)	Net income

Amortization of prior service cost on benefit obligations	(1,475)	(457)	(772)	Cost of operations
	1,168	183	281	Provision for income taxes
	(307)	(274)	(491)	Net income

Realized gains on investments	(42)	—	—	Other-net
	15	—	—	Provision for income taxes
	(27)	—	—	Net income
Total reclassification for the period	$194	$(309)	$(631)
Warranty Expense
We accrue estimated expense included in cost of operations on our consolidated and combined statements of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of accrued warranty expense:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$37,735	$38,968	$58,339
Additions	19,310	13,726	16,468
Acquisition of MEGTEC	—	4,693	—
Expirations and other changes	(982)	(4,052)	(15,728)
Payments	(15,215)	(14,787)	(20,185)
Translation and other	(1,001)	(813)	74
Balance at end of period	$39,847	$37,735	$38,968
Research and Development
Our research and development activities are related to the development and improvement of new and existing products, services and equipment. Research and development activities totaled $16.5 million, $18.5 million, and $21.0 million in the years ended December 31, 2015, 2014, and 2013, respectively.
In the twelve months ended December 31, 2015, we recognized a $14.6 million impairment charge primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable and other equipment primarily related to pilot testing capabilities that are no longer viable for current or future research and development efforts. The impairment is included in losses on asset disposals and impairments in the consolidated and combined statements of operations.
Pension Plans and Postretirement Benefits
We sponsor various defined benefit pension and postretirement plans covering certain employees of our United States and international subsidiaries. We utilize actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations utilize significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.
We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. For 2016, we will change our approach to setting the discount rate from a single equivalent discount rate to an alternative spot rate method. This change in estimate will be applied prospectively in developing our annual discount rate, which will result in a lower interest and service cost in 2016. The impact of the change in estimate did not change our pension and other postretirement benefits liability as of December 31, 2015, because any change is completely offset in the net actuarial gain (loss) recorded in the annual mark to market adjustment. This new method was adopted because it more accurately applies each year’s spot rates to the projected cash flows.
In 2014, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for our experience. The impact of the change in this assumption caused a $46.9 million increase in our pension liability. The expected rate of return on plan assets assumption is based on capital market assumptions of the long-term expected returns for the investment mix of assets currently in the portfolio. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio. Expected health care cost trends represent expected annual rates of change in the cost of health care benefits and are estimated based on analysis of health care cost inflation. For the years ended December 31, 2015 and 2014, we adjusted the mortality assumption for our domestic plans to reflect mortality improvements identified by the Society of Actuaries, adjusted for our experience.
The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost (mark to market adjustment). Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the consolidated and combined balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. See Note 8 for a detailed description of our plan assets.
Income Taxes
Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Before the spin-off, we were included in the consolidated United States federal and certain consolidated/combined state tax returns filed by BWC. After the spin-off, we file our own federal and state income tax returns. Both prior to and after the spin-off, our foreign subsidiaries operate and file tax returns in various foreign jurisdictions. For both the pre-spin and post-spin periods, we compute the provision for income taxes on a separate tax return basis as if we filed our own tax returns. For the pre-spin period, we deem the amounts that we would have paid or received from the United States Internal Revenue Service and certain state jurisdictions had we not been a member of BWC's consolidated tax group to be immediately settled with BWC.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated and combined statements of operations.
Inventories
We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Global Services segment, for which we use the last-in, first-out ("LIFO") method. We determined the cost of approximately 20% and 18% of our total inventories using the LIFO method at December 31, 2015 and 2014, respectively, and our total LIFO reserve at December 31, 2015 and 2014 was approximately $7.7 million and $7.9 million, respectively. The components of inventories are summarized below:

	December 31,
(In thousands)	2015	2014
Raw materials and supplies	$68,684	$71,604
Work in progress	7,025	9,831
Finished goods	14,410	17,276
Total inventories	$90,119	$98,711
Property, Plant and Equipment
We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $23.5 million, $22.3 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Property, plant and equipment is stated at cost and is set forth below:

	December 31,
(In thousands)	2015	2014
Land	$7,460	$6,937
Buildings	104,963	114,088
Machinery and equipment	181,064	201,912
Property under construction	36,534	12,824
	330,021	335,761
Less accumulated depreciation	184,304	200,524
Net property, plant and equipment	$145,717	$135,237
Investments in Unconsolidated Affiliates
We use the equity method of accounting for affiliates in which we are able to exert significant influence. Currently, substantially all of our material investments in affiliates that are not consolidated are recorded using the equity method. Affiliates in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost.
Goodwill
Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we utilize a two-step quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.
The following summarizes the changes in the carrying amount of goodwill:

(In thousands)	Global Power	Global Services	Industrial Environmental	Total
Balance at December 31, 2013	$38,921	$65,709	$—	$104,630
Goodwill resulting from acquisition of MEGTEC (Note 3)	—	—	108,800	108,800
Currency translation adjustments	(930)	(3,223)		(4,153)
Balance at December 31, 2014	37,991	62,486	108,800	209,277
Purchase price adjustment related to MEGTEC acquisition	—	—	(4,492)	(4,492)
Currency translation adjustments	(1,076)	(2,640)	—	(3,716)
Balance at December 31, 2015	$36,915	$59,846	$104,308	$201,069
Intangible Assets
Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by quantitatively determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

Our intangible assets are as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Definite-lived intangible assets:
Customer relationships	$35,729	$36,749
Unpatented technology	4,033	4,072
Patented technology	2,532	2,521
Tradename	9,909	9,957
Acquired backlog	10,400	10,600
All other	7,504	7,565
Gross value of definite-lived intangible assets	70,107	71,464
Customer relationships	$(12,509)	$(8,775)
Unpatented technology	(1,471)	(582)
Patented technology	(1,406)	(1,122)
Tradename	(2,883)	(1,984)
Acquired backlog	(10,400)	(5,300)
All other	(4,899)	(4,360)
Accumulated amortization	(33,568)	(22,123)
Net definite-lived intangible assets	$36,539	$49,341
Indefinite-lived intangible assets:
Trademarks and trade names	1,305	1,305
Total indefinite-lived intangible assets	$1,305	$1,305
The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
(In thousands)	2015	2014
Balance at beginning of period	$50,646	$18,246
Business acquisitions and adjustments	500	44,972
Amortization expense	(11,445)	(9,880)
Impairment charge	—	(1,730)
Currency translation adjustments and other	(1,857)	(962)
Balance at end of period	$37,844	$50,646
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2016	$5,944
2017	$5,822
2018	$5,549
2019	$5,195
2020	$4,176
Cash and Cash Equivalents and Restricted Cash
Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.
We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. At December 31, 2015, we had restricted cash and cash equivalents totaling $37.1 million, $3.7 million of which was held in restricted foreign cash accounts and $33.4 million of which was held to meet reinsurance reserve requirements of our captive insurer.
Supplemental Cash Flow Information
During the years ended December 31, 2015, 2014 and 2013, we paid the following amounts for income taxes:

(In thousands)	2015	2014	2013
Income taxes (net of refunds)	$15,008	$7,951	$21,929
During the years ended December 31, 2015, 2014 and 2013, we recognized the following non-cash activity in our consolidated and combined financial statements:

(In thousands)	2015	2014	2013
Accrued capital expenditures included in accounts payable	$568	$1,680	$2,607
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
We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated and combined balance sheets and defer the related gains and losses in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated and combined statements of operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated and combined statements of operations.
Self-Insurance
We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated and combined balance sheets are reserves for self-insurance totaling $24.1 million and $25.3 million at December 31, 2015 and 2014, respectively.
Loss Contingencies
We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 10. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.
Stock-Based Compensation
We expense stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model ("Black-Scholes"). For performance shares or units granted in the year ended December 31, 2015 that contain a Relative Total Shareholder Return vesting criteria, we utilize a Monte Carlo simulation to determine the grant date fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.
Under the provisions of this FASB topic, we recognize expense, net of an estimated forfeiture rate, for all share-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. This topic requires compensation expense to be recognized, net of an estimate for forfeitures, such that compensation expense is recorded only for those awards expected to vest. We review the estimate for forfeitures periodically and record any adjustments deemed necessary for each reporting period. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Additionally, this FASB topic amended FASB Topic Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards.
See Note 10 for a further discussion of stock-based compensation.
Recently Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This revised guidance is effective retrospectively for annual reporting periods beginning after December 15, 2015, and related interim periods with early adoption permitted. In August 2015, ASU No. 2015-03 was updated by ASU No. 2015-15, Imputation of Interest. ASU No. 2015-15 adds paragraphs pursuant to the Securities and Exchange Commission Staff Announcement permitting companies to continue to record debt issuance costs associated with a line-of-credit as an asset. This ASU was effective upon issuance. We have elected to early adopt these standards and debt issuance costs related to our Credit Facility are included in other assets on the consolidated and combined balance sheets.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU required companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. Because early adoption is permitted, we adopted the standard upon issuance and have prospectively reflected the Company's deferred tax assets and liabilities as non-current in our December 31, 2015 consolidated balance sheet. Deferred taxes on our December 31, 2014 consolidated balance sheet have not been reclassified to conform with the 2015 presentation of deferred tax balances.
New Accounting Standards
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The objective of this ASU is to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective prospectively for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. We are currently evaluating the impact of adopting this standard.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU outlines the principles companies must apply to measure and recognize revenue and the corresponding cash flows it expects to be entitled to for the transfer of promised goods or services to customers. The update becomes effective for reporting periods (interim and annual) beginning after December 15, 2017. We are currently evaluating the impact of adopting this standard.

NOTE 3 – BUSINESS ACQUISITION
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

(In thousands)	MEGTEC
Cash and cash equivalents	$14,232
Accounts receivable	23,054
Inventories	5,395
Other current assets	6,326
Property, plant and equipment	13,348
Goodwill	104,308
Intangible assets	43,150
Total assets acquired	209,813
Accounts payable	13,402
Advance billings on contracts	11,144
Other current liabilities	18,089
Pension liability	5,041
Deferred income taxes	4,994
Other liabilities	130
Total liabilities assumed	52,800
Net assets acquired	157,013
Cash and cash equivalents acquired	14,232
Net assets acquired, net of unrestricted cash acquired	142,781
Amount of tax deductible goodwill	$34,583
The intangible assets included above consist of the following (dollar amounts in thousands):

(In thousands)	Amount	Amortization Period
Customer relationships	$23,500	8 years
Backlog	$10,400	1 year
Trade names / trademarks	$6,000	11 years
Developed technology	$3,250	5 years

Our consolidated and combined financial statements for the year ended December 31, 2014 includes $105.4 million of revenues and $3.3 million of net income related to MEGTEC operations occurring from the acquisition date to December 31, 2014. Additionally, the following unaudited pro forma financial information presents our results of operations for the years ended December 31, 2014 and 2013 had the acquisition of MEGTEC occurred on January 1, 2013. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2013. This information is presented for comparative purposes only and should not be taken as representative of our future consolidated and combined results of operations.

(Dollar amounts in thousands)	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013
Revenues	$1,566,361	$1,944,040
Net Income (Loss) Attributable to Babcock & Wilcox Enterprises, Inc.	$(19,559)	$170,221
Basic Earnings per Common Share	$(0.36)	$3.04
Diluted Earnings per Common Share	$(0.36)	$3.02
The unaudited pro forma results include the following pre-tax adjustments to the historical results presented above:

•
Increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of approximately $(3.9) million and $12.6 million for the years ended December 31, 2014 and 2013, respectively.

•	Elimination of historical interest expense of approximately $0.9 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively.

•	Elimination of $13.4 million in acquisition related costs recognized in the year ended December 31, 2014 that are not expected to be recurring.
NOTE 4 – EQUITY METHOD INVESTMENTS
We have investments in entities that we account for using the equity method. Our equity method investees include joint ventures in China and India, each of which manufactures boiler parts, and a joint venture in Australia that sells and services industrial equipment and other project-related joint ventures. In the year ended December 31, 2014, we purchased the remaining outstanding equity of a coal-fired power plant that was previously an equity method investee. Additionally, in the year ended December 31, 2014 and 2013, we recognized income from a United States environmental project joint venture. The United States environmental project was substantially completed in 2014 and did not contribute equity income in 2015.

The undistributed earnings of our equity method investees were $63.4 million and $76.0 million at December 31, 2015 and 2014, respectively. Summarized below is consolidated and combined balance sheet and statement of operations information for investments accounted for under the equity method:

	December 31,
(In thousands)	2015	2014
Current assets	$446,283	$528,950
Noncurrent assets	168,411	181,517
Total assets	614,694	710,467
Current liabilities	314,390	403,484
Noncurrent liabilities	140,349	97,419
Owners' equity	159,955	209,564
Total liabilities and equity	$614,694	$710,467

	Year Ended December 31,
(In thousands)	2015	2014	2013
Revenues	$475,459	$645,481	$592,755
Gross profit	69,021	85,378	97,226
Income before provision for income taxes	3,072	22,909	39,033
Provision for income taxes	4,500	6,159	8,603
Net income	$(1,428)	$16,750	$30,430
Our investment in equity method investees was $5.8 million more than our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2015. These differences were primarily related to the timing of distribution of dividends and various adjustments under GAAP. The following table summarizes the investments in unconsolidated entities by segment reflected in our consolidated and combined balance sheets:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Global Power	$75,946	$93,389	$99,013
Global Services	16,250	15,859	45,462
Total investment in unconsolidated affiliates	$92,196	$109,248	$144,475
The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. For some of our United States investees, United States income taxes are the responsibility of the respective owners, which is primarily the reason for the provision for income taxes being low in relation to income before provision for income taxes.
Reconciliation of net income in the statement of operations of our investees to equity in income of investees in our consolidated and combined statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Equity income based on stated ownership percentages	$(542)	$8,563	$15,280
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	300	118	3,107
Equity in income of investees	$(242)	$8,681	$18,387

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Sales to	$18,014	$70,566	$70,793
Purchases from	45,397	5,623	4,646
Dividends received	20,830	17,407	20,382
Capital contributions, net of returns	7,424	4,900	6,884
Our accounts receivable-other includes receivables from these unconsolidated affiliates of $7.9 million and $7.0 million at December 31, 2015 and December 31, 2014 , respectively.
NOTE 5 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS
Restructuring Activities
Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily included facility consolidation and reductions in the number of our employees. An analysis of the change in our restructuring liabilities for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Liability balance at the beginning of the period	$5,086	$5,601
Special charges for restructuring activities(1)	5,014	13,146
Payments	(9,360)	(13,661)
Liability balance at the end of the period	$740	$5,086

(1)
Excludes non-cash charges related to accelerated depreciation and impairment charges of $6.7 million and $7.0 million for the years ended December 31, 2015 and 2014, respectively, which did not impact the restructuring liability.

At December 31, 2015, unpaid restructuring charges totaled $0.4 million for employee termination benefits and $0.3 million related to consulting and administrative costs.
Spin-off Transaction Costs
We incurred $3.3 million of costs in the year ended December 31, 2015 directly related to the spin-off from BWC. The costs were primarily attributable to stock-based compensation, and are included in restructuring activities and spin-off transaction costs in the consolidated and combined statements of operations.
NOTE 6 – INCOME TAXES
We are subject to U.S. federal income tax and income tax of multiple state and international jurisdictions. Before the spin-off transaction, we were included in the consolidated United States federal and certain consolidated/combined state tax returns filed by our former Parent. After the spin-off transaction, we file our own federal and state income tax returns. Both prior to and after the spin-off, our foreign subsidiaries operate and file tax returns in various foreign jurisdictions. For both the pre-spin and post-spin periods, we compute the provision for income taxes on a separate tax return basis as if we filed our own tax returns. For the pre-spin period, we deem the amounts that we would have paid to or received from the United States Internal Revenue Service and certain state jurisdictions had we not been a member of BWC's consolidated tax group to be immediately settled with BWC. We entered into a tax sharing agreement with BWC in connection with the spin-off that allocates the responsibility for prior period taxes of BWC consolidated tax reporting group between us and BWC and its subsidiaries. However, if BWC were unable to pay, we could be required to pay the entire amount of such taxes.
We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.

We are currently under audit by various state and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2010. The United States Internal Revenue Service has completed its examination of the 2010 through 2012 federal tax returns of BWC, and all matters arising from such examination have been resolved.
We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Balance at beginning of period	$3,321	$1,190	$1,204
Increases based on tax positions taken in the current year	88	213	—
Increases based on tax positions taken in the prior years	248	2,268	276
Decreases based on tax positions taken in the prior years	(1,161)	—	(290)
Decreases due to settlements with tax authorities	(1,355)	(350)	—
Decreases due to lapse of applicable statute of limitation	—	—	—
Balance at end of period	$1,141	$3,321	$1,190
All of the $1.1 million balance of unrecognized tax benefits at December 31, 2015 would reduce our effective tax rate if recognized.
We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2015, we recorded a decrease in our accruals of less than $0.1 million, resulting in recorded liabilities of approximately $0.3 million for the payment of tax-related interest and penalties. At December 31, 2014 and 2013, our recorded liabilities for the payment of tax-related interest and penalties totaled approximately $0.3 million and $0.1 million, respectively.
It is unlikely that our previously unrecognized tax benefits will change significantly in the next twelve months.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Pension liability	$107,748	$97,447
Accrued warranty expense	12,589	10,700
Accrued vacation pay	4,482	4,635
Accrued liabilities for self-insurance (including postretirement health care benefits)	14,280	17,979
Accrued liabilities for executive and employee incentive compensation	14,255	3,582
Investments in joint ventures and affiliated companies	14,100	7,472
Long-term contracts	6,963	6,622
Net operating loss carryforward	13,544	13,044
State tax net operating loss carryforward	14,409	14,617
Foreign tax credit carryforward	2,378	2,959
Other	9,206	11,272
Total deferred tax assets	213,954	190,329
Valuation allowance for deferred tax assets	(10,077)	(9,216)
Net, total deferred tax assets	203,877	181,113

Deferred tax liabilities:
Property, plant and equipment	3,379	6,136
Long-term contracts	9,084	17,932
Intangibles	13,158	8,484
Undistributed foreign earnings	1,000	500
Goodwill	1,167	5,696
Other	1,317	3,200
Total deferred tax liabilities	29,105	41,948
Net deferred tax assets	$174,772	$139,165
At December 31, 2015, we had a valuation allowance of $10.1 million for deferred tax assets, which we expect may not be realized through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and our estimate of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated and combined financial statements. The following is an analysis of our valuation allowance for deferred tax assets:

(In thousands)	Beginning Balance	Charges To Costs and Expenses	Charged To Other Accounts	Ending Balance
Year Ended December 31, 2015	$(9,216)	(861)	—	$(10,077)
Year Ended December 31, 2014	(6,980)	(2,236)	—	(9,216)
Year Ended December 31, 2013	(9,709)	—	2,729	(6,980)

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with tax rates of approximately 27%, 24% and 20%, respectively. Income before provision for income taxes was as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
U.S.	$(20,748)	$(64,084)	$135,966
Other than U.S.	40,953	27,466	76,523
Income before provision for income taxes	$20,205	$(36,618)	$212,489
The provision for income taxes consisted of

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current:
U.S. – federal	$24,084	$1,834	$21,956
U.S. – state and local	3,458	1,544	3,053
Other than U.S.	8,250	13,917	(9,105)
Total current	35,792	17,295	15,904
Deferred:
U.S. – Federal	(35,888)	(32,910)	26,648
U.S. – State and local	(111)	(572)	3,354
Other than U.S.	3,878	(8,541)	26,105
Total deferred (benefit) provision	(32,121)	(42,023)	56,107
Provision for income taxes	$3,671	$(24,728)	$72,011
The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	13.8	4.1	3.9
Foreign rate differential	(13.1)	16.6	(3.0)
Tax credits	(14.7)	7.5	(4.0)
Dividends and deemed dividends from affiliates	1.7	5.7	3.3
Valuation allowances	4.3	(6.1)	(1.3)
Uncertain tax positions	(6.6)	(6.7)	0.1
Non-deductible expenses	2.4	(2.4)	0.5
Manufacturing deduction	(2.5)	11.6	(0.4)
Other	(2.1)	2.2	(0.2)
Effective tax rate	18.2%	67.5%	33.9%
We have foreign net operating loss benefits after tax of $12.8 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss benefits, $0.5 million is scheduled to expire in 2017 to 2020. The remaining net operating loss benefits have unlimited lives. We are carrying a valuation allowance of $0.3 million against the deferred tax asset related to the foreign loss carryforwards.
We have foreign tax credit carryovers of $2.4 million, which will not expire until 2018. We have state net operating loss benefits after tax of $14.4 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2016. We are carrying a valuation allowance of $9.8 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2015, the undistributed earnings of these subsidiaries were $396.4 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $59.7 million would be payable upon distribution of these earnings. We have provided tax of $1.0 million on earnings we intend to remit. All other earnings are considered permanently reinvested.
NOTE 7 – CREDIT FACILITIES
Short-Term Line of Credit
Our short-term line of credit represents borrowings by one of our subsidiaries. The short-term line of credit balance was $2.0 million and $3.2 million at December 31, 2015 and 2014, respectively. This facility is renewable annually and the interest rate associated with this line of credit was 5.1% and 6.3% per annum at December 31, 2015 and 2014, respectively.
Credit Agreement
The new credit agreement ("Credit Agreement") that we entered into on May 11, 2015 closed in connection with the spin-off transaction. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available for the issuance of letters of credit.
The Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto.
The Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, but such prepayments will not require us to reduce the commitments under the Credit Agreement.
Loans outstanding under the Credit Agreement bear interest at our option at either the LIBOR rate plus a margin ranging from 1.375% to 1.875% per year or the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0% and the administrative agent's prime rate) plus a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portion of the revolving credit facility, and that fee varies between 0.25% and 0.35% per year. Additionally, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit issued, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit issued. The applicable rates for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio. The applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio. Based on our leverage ratio at December 31, 2015, the applicable margin for LIBOR and base rate loans was 1.375% and 0.375%, respectively. The commitment fee for the unused portions of the revolving credit facility was 0.25% and the letter of credit fees for financial and performance letters of credit was 1.375% and 0.825%, respectively.
The Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio is 3.00 to 1.00, which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition. The minimum consolidated interest coverage ratio is 4.00 to 1.00. In addition, the Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2015, we had no borrowings outstanding under the revolving credit facility, and after giving effect to the leverage ratio and $109.6 million of letters of credit issued under the Credit Agreement, we had approximately $373 million available for borrowings or to meet letter of credit requirements.

The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At December 31, 2015, we were in compliance with all of the covenants set forth in the Credit Agreement.
Other Credit Arrangements
Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of December 31, 2015 was $193.1 million.
We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2015, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $541.7 million.
NOTE 8 – PENSION PLANS AND POSTRETIREMENT BENEFITS
We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Company Plan"), a noncontributory plan. As of 2006, the Company Plan was closed to new salaried plan entrants. In October 2012, we notified employees that, effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the Company Plan will cease. Furthermore, effective January 1, 2016, we will make service-based, cash contributions to a defined contribution plan for those employees impacted by the plan freeze.
Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. This amendment to the Canadian Plans is reflected as a curtailment in 2014. As part of the spin-off transaction, we are splitting the Canadian defined benefit plans from BWC, but as of December 31, 2015, that split is not complete. We have not presented these plans as multi-employer plans because our portion is separately identifiable and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.
We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued.
We make available other benefits which include postretirement health care and life insurance benefits to certain salaried and union retirees based on their union contracts, and on a limited basis, to future retirees.
Obligations and Funded Status

	Pension Benefits Year Ended December 31,		Other Postretirement Benefits Year Ended December 31,
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$1,253,278	$1,099,717	$34,909	$36,422
Service cost	13,677	13,558	24	18
Interest cost	49,501	51,181	1,143	1,087
Plan participants’ contributions	156	175	276	777
Curtailments	—	(146)	—	—
Settlements	—	(2,170)	—	—
Transfers /Acquisition	15,992	4,426	234	—
Amendments	244	—	—	—
Actuarial loss (gain)	(47,098)	156,058	(296)	1,804
Loss (gain) due to transfer	(523)	—	—	—
Foreign currency exchange rate changes	(11,450)	(5,575)	(367)	(592)
Benefits paid	(68,614)	(63,946)	(4,034)	(4,607)
Benefit obligation at end of period	$1,205,163	$1,253,278	$31,889	$34,909
Change in plan assets:
Fair value of plan assets at beginning of period	$999,515	$935,652	$—	$—
Actual return on plan assets	(19,623)	124,934	—	—
Employer contribution	8,711	8,452	3,757	3,830
Plan participants' contributions	156	175	276	777
Settlements	—	(2,168)	—	—
Transfers	13,974	(178)	—	—
Foreign currency exchange rate changes	(11,089)	(3,406)	—	—
Benefits paid	(68,614)	(63,946)	(4,034)	(4,607)
Fair value of plan assets at the end of period	923,030	999,515	—	—
Funded status	$(282,133)	$(253,763)	$(31,889)	$(34,909)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,927)	$(1,269)	$(4,620)	$(4,856)
Accumulated postretirement benefit obligation	—	—	(27,269)	(30,053)
Pension liability	(281,711)	(253,664)	—	—
Prepaid pension	1,505	1,170	—	—
Accrued benefit liability, net	$(282,133)	$(253,763)	$(31,889)	$(34,909)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$1,976	$2,131	$—	$—
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,175,511	$1,235,100	$—	$—
Accumulated benefit obligation	$1,172,591	$1,228,085	$31,889	$34,909
Fair value of plan assets	$891,873	$979,834	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$29,652	$18,178	$—	$—
Accumulated benefit obligation	$29,652	$17,178	$—	$—
Fair value of plan assets	$31,157	$19,681	$—	$—

	Pension Benefits Year Ended December 31,			Other Postretirement Benefits Year Ended December 31,
(In thousands)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$13,677	$13,558	$15,287	$24	$18	$—
Interest cost	49,501	51,181	46,266	1,143	1,087	1,046
Expected return on plan assets	(68,709)	(64,023)	(62,481)	—	—	—
Amortization of prior service cost	307	274	491	—		—
Recognized net actuarial loss (gain)	41,574	99,090	(88,012)	(1,364)	2,245	(4,064)
Net periodic benefit cost (income)	$36,350	$100,080	$(88,449)	$(197)	$3,350	$(3,018)
Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments and the difference between the actual return on plan assets and the expected return on plan assets. Total mark to market adjustments for our pension and other postretirement benefit plans were gains (losses) of $(40.2) million, $(101.3) million and $92.1 million in the years ending December 31, 2015, 2014 and 2013, respectively. In 2015, the mark to market adjustment reflects a $4.1 million reduction in our pension and other postretirement benefit liabilities related to the correction of prior period census data. In 2014, we adjusted our mortality assumption, resulting in a $46.9 million increase in our pension liability. As discussed in Note 17, we have excluded the recognized net actuarial loss (gain) from our reportable segments and such amount has been reflected in Note 17 as the mark to market adjustment in the reconciliation of reportable segment income to consolidated operating income (loss). The recognized net actuarial loss (gain) and the affected consolidated and combined statements of operations line items are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cost of operations	$44,307	$94,204	$(84,772)
Selling, general and administrative expenses	(4,097)	7,233	(7,331)
Other-net	—	(102)	27
Total	$40,210	$101,335	$(92,076)
Additional Information
In 2015, we have recognized expense (income) in other comprehensive income (loss) as a component of net periodic benefit cost of approximately $0.4 million and $1.0 million for our pension benefits and other postretirement benefits, respectively. In 2016, we do not expect to recognize any significant expense or income in other comprehensive income (loss) as a component of net periodic benefit cost for our pension benefits and other postretirement benefits.
Assumptions

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.98%	3.99%	3.41%	3.40%
Rate of compensation increase	2.51%	2.56%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.99%	3.99%	3.40%	3.40%
Expected return on plan assets	6.98%	7.00%	—%	—%
Rate of compensation increase	2.56%	2.56%	—	—
The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We are using an expected return on plan assets assumption of 7.2% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2015).

	2015	2014
Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	8.50%	7.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2024	2021
Assumed health care cost trend rates have a significant effect on the amounts we report for our health care plan. A one-percentage-point change in our assumed health care cost trend rates would have the following effects:

(In thousands)	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	$22	$(21)
Effect on postretirement benefit obligation	1,502	(898)
Investment Goals
General: The overall investment strategy of the pension trusts is to achieve long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long term. The specific investment goals that have been set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk.
Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both our domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plans' overall investment objectives. The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the trust and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.
The investment performance of total portfolios, as well as asset class components, is periodically measured against commonly accepted benchmarks, including the individual investment manager benchmarks. In evaluating investment manager performance, consideration is also given to personnel, strategy, research capabilities, organizational and business matters, adherence to discipline and other qualitative factors that may impact the ability to achieve desired investment results.
Domestic Plans: We sponsor the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations domestic defined benefit plan. The assets of this plan are commingled for investment purposes with the Company's other sponsored domestic defined benefit plans and held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2015 and 2014, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately (2)% and 14%, respectively.
The following is a summary of the asset allocations for the Master Trust at December 31, 2015 and 2014 by asset category:

	2015	2014
Asset Category:
Fixed Income (excluding United States Government Securities)	33%	38%
Commingled and Mutual Funds	37%	33%
United States Government Securities	18%	15%
Equity Securities	7%	7%
Partnerships with Security Holdings	—%	5%
Derivatives	4%	—%
Other	1%	2%

The target asset allocation for the domestic defined benefit plans is 55% fixed income and 45% equities.
Foreign Plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the "Diamond UK Plan").
The combined weighted average asset allocations of these plans at December 31, 2015 and 2014 by asset category were as follows:

	2015	2014
Asset Category:
Equity Securities and Commingled Mutual Funds	48%	46%
Fixed Income	51%	53%
Other	1%	1%
The target allocation for 2015 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	20%	12%
Global Equity	30%	14%
Fixed Income	50%	74%
Fair Value of Plan Assets
See Note 16 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2015:

(In thousands)	12/31/2015	Level 1	Level 2	Level 3
Fixed income	$347,269	$—	$347,269	$—
Equities	79,761	79,761	—	—
Commingled and mutual funds	330,216	—	330,216	—
U.S. government securities	155,975	155,975	—	—
Cash and accrued items	9,809	539	9,270	—
Total pension and other postretirement benefit assets	$923,030	$236,275	$686,755	$—
The following is a summary of total investments for our plans measured at fair value at December 31, 2014:

(In thousands)	12/31/2014	Level 1	Level 2	Level 3
Fixed Income	$385,348	$—	$385,348	$—
Equities	63,109	63,109	—	—
Commingled and Mutual Funds	334,071	4,665	329,406	—
U.S. Government Securities	144,609	137,783	6,826	—
Partnerships with Security Holdings	48,967	—	—	48,967
Real Estate	2,141	—	—	2,141
Cash and Accrued Items	21,265	19,242	2,023	—
Total pension and other postretirement benefit assets	$999,510	$224,799	$723,603	$51,108

The following is a summary of the changes in the Plans' Level 3 instruments measured on a recurring basis for the years ended December 31, 2015 and 2014:

	Year ended December 31,
(In thousands)	2015	2014
Balance at beginning of period	$51,108	$55,188
Issuances and acquisitions	1,266	4,633
Dispositions	(53,417)	(16,306)
Realized gain	3,915	10,996
Unrealized gain	(2,872)	(3,403)
Balance at end of period	$—	$51,108
Our Level 3 instruments included assets with no market price but rather calculations of net asset values per share or its equivalent. When appropriate, we adjusted these net asset values for contributions and distributions, if any, made during the period beginning on the latest net asset value valuation date and ending on our measurement date. We also considered available market data, relevant index returns, preliminary estimates from our investees and other data obtained through research and consultation with third party advisors in determining the fair value of our Level 3 instruments. All of our Level 3 assets were transferred to our former Parent during the spin-off transaction.
Cash Flows

	Domestic Plans		Foreign Plans
(In thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2016	$1,129	$4,500	$3,243	$144
Expected benefit payments:
2016	$65,997	$4,496	$2,503	$144
2017	67,633	3,516	3,247	148
2018	68,981	3,336	3,383	151
2019	70,165	3,125	3,508	154
2020	71,202	2,921	3,595	158
2021-2025	361,313	11,152	20,119	745
Defined Contribution Plans
We provide benefits under the B&W Thrift Plan. The B&W Thrift Plan generally provides for matching employer contributions of 50% of participants' contributions up to 6% of compensation. These matching employer contributions are typically made in cash. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $8.9 million, $7.4 million and $7.5 million in 2015, 2014 and 2013, respectively.
We also provide benefits under the MEGTEC Union and Non-union plans, both of which are defined contribution plans. The total employer contribution expense for the Union plan was approximately $0.3 million in each of the years ended 2015, 2014 and 2013. For the Non-union plan, the employer contribution expense was approximately $1.1 million, $1.2 million, and $1.1 million in 2015, 2014 and 2013, respectively.
Effective January 1, 2012, a defined contribution component was added to those Canadian Plans previously offering defined benefits to salaried employees. As of and in the periods following January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.1 million, $0.6 million and $0.6 million in 2015, 2014 and 2013, respectively.

Multiemployer Plans
One of our subsidiaries in the Global Services segment contributes to various multiemployer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary.
The following table summarizes our contributions to multiemployer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

					2015	2014	2013
		2015	2014		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$20.3	$16.0	$19.0	No	Described Below
All Other					4.6	4.6	11.9
					$24.9	$20.6	$30.9
Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust (the "Boilermaker Plan") is under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the Boilermaker Plan. All other contributions expense for all periods included in this report represents multiple amounts to various plans that, individually, are deemed to be insignificant.
NOTE 9 – RELATED PARTY TRANSACTIONS
In connection with the spin-off, BWC changed its name to BWX Technologies, Inc. We were party to transactions with our former Parent and its subsidiaries in the normal course of operations. These transactions prior to the June 30, 2015 spin-off included the following:

	Year ended December 31,
(In thousands)	2015 (1)	2014	2013
Sales to our former Parent	$911	$5,896	$37,552
Corporate administrative expense	35,343	73,329	76,739
(1) After the spin-off transaction on June 30, 2015, we no longer consider the former Parent to be a Related Party.
Guarantees
As of December 31, 2015, our former Parent has outstanding performance guarantees for various projects executed by us. These projects are all in the normal course of business. These guarantees total $1.0 billion and range in expiration dates from 2015 to 2040. The master separation agreement requires that we and our former Parent use our commercially reasonable efforts to terminate all existing guarantees by one party of obligations relating to the business of the other party, including financial, performance and other guarantee obligations. Subsequent to December 31, 2015, our former Parent has been released from all but approximately $90 million of the performance guarantees.

Net Transfers from our former Parent
Net transfers from our former Parent represent the change in our former Parent's historical investment in us. It primarily includes the net effect of cost allocations from transactions with our former Parent, sales to our former Parent, and net transfers of cash and assets to our former Parent prior to the spin-off. After the spin-off transaction on June 30, 2015, there have been no significant transfers to or from our former Parent.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Sales to former Parent	$911	$5,896	$37,552

Corporate administrative expenses	35,343	73,329	76,739
Income tax allocation	11,872	3,378	21,956
Acquisition of business, net of cash acquired	—	127,704	—
Cash pooling and general financing activities	(91,015)	14,261	(13,698)
Cash contribution received at spin-off	125,300	—	—
Net transfer from former Parent per statement of cash flows	80,589	213,137	47,445

Non-cash items:
Net transfer of assets and liabilities	44,706	(62)	(37)
Distribution of Nuclear Energy segment	(47,839)	—	—
Net transfer from former Parent per statement of shareholders’ equity	$77,456	$213,075	$47,408
NOTE 10 – STOCK-BASED COMPENSATION
2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.
Prior to the spin-off, executive officers, key employees, members of the board of directors and consultants of B&W were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the "BWC Plan"). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of B&W are eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the "Plan"). The Plan permits grants of nonqualifed stock options, incentive stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The number of shares available for award grants under the Plan totals 5.8 million, of which 2.0 million remain available as of December 31, 2015.
In connection with the spin-off, outstanding stock options and restricted stock units granted under the BWC Plan prior to 2015 were replaced with both an adjusted BWC award and a new B&W stock award. These awards, when combined, had terms that were intended to preserve the values of the original awards. Outstanding performance share awards originally issued under the BWC Plan granted prior to 2015 were generally converted into unvested rights to receive the value of deemed target performance in unrestricted shares of a combination of BWC common stock and B&W common stock, determined by reference to the ratio of one share of B&W common stock being distributed for every two shares of BWC common stock in the spin-off, in each case with the same vesting terms as the original awards.
Company Stock Options
The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.38%	0.97%	0.56%
Expected volatility	28%	30%	33%
Expected life of the option in years	3.96	3.76	3.93
Expected dividend yield	—%	1.22%	1.19%

The risk-free interest rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero in 2015 because we did not expect to pay dividends on the dates the 2015 stock options were awarded.
The following table summarizes activity for our stock options for the post-spin period from July 1, 2015 through December 31, 2015

(Share data in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,747	$17.42
Granted	52	19.90
Exercised	(433)	14.58
Cancelled/expired/forfeited	(6)	19.12
Outstanding at end of period	2,360	$17.99	6.78	$6,803.3
Exercisable at end of period	759	$17.15	3.66	$2,821.6
The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.
The weighted-average fair value of the stock options granted in the years ended December 31, 2015, 2014 and 2013 was $4.80, $7.03 and $6.07, respectively.
During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $2.3 million, $0.9 million and $1.0 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2015 were not significant.
Company Restricted Stock Units
Nonvested restricted stock units for the post-spin period from July 1, 2015 through December 31, 2015 were as follows:

(Share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,103	$19.53
Granted	56	19.88
Vested	(159)	19.73
Cancelled/forfeited	(1)	21.59
Nonvested at end of period	999	$19.30
The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2015 were $1.1 million.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Investigations and Litigation
ARPA: On February 28, 2014, Arkansas River Power Authority ("ARPA") filed suit against Babcock & Wilcox Power Generation Group, Inc. ("PGG OpCo") in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of PGG OpCo's delivery of a circulating fluidized bed boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract.
In 2009, PGG OpCo informed ARPA that the boiler would require a selective non-catalytic reduction system in order to achieve contractual emissions guarantees, which PGG OpCo supplied in 2010. PGG OpCo recommended additional modifications in 2011 and 2012 to ensure the boiler would meet contractual emissions guarantees; however, ARPA has not installed all of the recommended modifications. ARPA has not announced whether it intends to complete and commission the Lamar plant.
On April 16, 2014, PGG OpCo filed an Answer asserting numerous defenses, including waiver, prevention of performance and failure to mitigate damages and Counterclaims alleging bad faith, breach of contract and unjust enrichment. ARPA filed an Answer to the Counterclaims on May 7, 2014. The District Court granted leave for ARPA to amend its Complaint, and ARPA's First Amended Complaint was accepted on March 20, 2015. PGG OpCo filed its Answer to the First Amended Complaint on April 1, 2015. Discovery is substantially completed and a trial date has been set for June 2016.
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
Other Litigation: Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things:

•	performance- or warranty-related matters under our customer and supplier contracts and other business arrangements; and

•	workers' compensation claims, premises liability claims and other claims.
Based upon our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Insurance: Upon the February 22, 2006 effectiveness of the settlement relating to the Chapter 11 proceedings involving several of our subsidiaries, most of our subsidiaries contributed substantial insurance rights to the asbestos personal injury trust, including rights to (1) certain pre-1979 primary and excess insurance coverages and (2) certain of our 1979-1986 excess insurance coverage. These insurance rights provided coverage for, among other things, asbestos and other personal injury claims, subject to the terms and conditions of the policies. The contribution of these insurance rights was made in exchange for the agreement on the part of the representatives of the asbestos claimants, including the representative of future claimants, to the entry of a permanent injunction, pursuant to Section 524(g) of the United States Bankruptcy Code, to channel to the asbestos trust all asbestos-related claims against our subsidiaries and former subsidiaries arising out of, resulting from or attributable to their operations, and the implementation of related releases and indemnification provisions protecting those subsidiaries and their affiliates from future liability for such claims. Although we are not aware of any significant, unresolved claims against our subsidiaries and former subsidiaries that are not subject to the channeling injunction and that relate to the periods during which such excess insurance coverage related, with the contribution of these insurance rights to the asbestos personal injury trust, it is possible that we could have underinsured or uninsured exposure for non-derivative asbestos claims or other personal injury or other claims that would have been insured under these coverages had the insurance rights not been contributed to the asbestos personal injury trust.

NOTE 12 – OPERATING LEASES
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2016	$5,443
2017	$4,394
2018	$3,128
2019	$1,968
2020	$1,158
Thereafter	$337
Total rental expense for the years ended December 31, 2015, 2014 and 2013 was $13.5 million, $6.9 million and $6.3 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.
NOTE 13 – DISCONTINUED OPERATIONS
As discussed in Note 1, we distributed assets and liabilities totaling $47.8 million associated with our NE segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent as described in Note 1, which totaled $2.7 million, $5.3 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of selling, general and administrative expenses in the results from our continuing operations because allocations are not eligible for inclusion in discontinued operations.
The following table presents selected financial information regarding the results of operations of our former NE segment:

	Six Months Ended June 30,	Twelve Months Ended December 31,
(In thousands)	2015	2014	2013
Revenues	$53,064	$103,690	$153,313
Income (loss) before provision for income taxes	3,358	(19,072)	44,532
Income tax provision (benefit)	555	(4,800)	10,195
Income from discontinued operations, net of tax	$2,803	$(14,272)	$34,337

The following table presents the carrying values of the major accounts of discontinued operations that are included in our December 31, 2014 consolidated and combined balance sheet:

(In thousands)	December 31, 2014
Current Assets:
Cash and cash equivalents	$426
Accounts receivable – trade, net	14,041
Accounts receivable – other	1,411
Contracts in progress	22,953
Inventories	1,306
Deferred income taxes	48
Other current assets	5,992
Total current assets of discontinued operations	46,177
Net property, plant and equipment	23,721
Goodwill	10,055
Deferred income taxes	2,375
Intangible assets	980
Other assets	1,697
Total assets of discontinued operations	$85,005
Current Liabilities:
Accounts payable	$7,954
Accrued employee benefits	7,895
Advance billings on contracts	5,475
Accrued warranty expense	5,469
Accrued liabilities – other	17,352
Total current liabilities of discontinued operations	44,145
Accumulated postretirement benefit obligation	7,835
Pension liability	7,082
Other liabilities	1,071
Total liabilities of discontinued operations	$60,133

NOTE 14 – INVESTMENTS
The following is a summary of our investments at December 31, 2015:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,997	$—	$(1)	$3,996
Mutual funds	1,172	—	(79)	1,093
Total	$5,169	$—	$(80)	$5,089
The following is a summary of our investments at December 31, 2014:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,607	$—	$—	$1,607
Asset-backed securities and collateralized mortgage obligations	248	—	(34)	214
Total	$1,855	$—	$(34)	$1,821

Proceeds, gross realized gains and gross realized losses on sales of available-for-sale securities is as follows:

(In thousands)	Proceeds	Gross Realized Gains	Gross Realized Losses
Year Ended December 31, 2015	$(5,265)	$49	$(15)
Year Ended December 31, 2014	(10,119)	15	(2)
Year Ended December 31, 2013	(3,974)	—	—
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
We have designated all of our FX forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2015, we had deferred approximately $1.8 million of net gains on these derivative financial instruments in accumulated other comprehensive income (loss). Assuming market conditions continue, we expect to recognize substantially all of this amount in the next twelve months.
At December 31, 2015, our derivative financial instruments consisted of FX forward contracts. The notional value of our FX forward contracts totaled $74.3 million at December 31, 2015, with maturities extending to August 2017. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions included in our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments at December 31, 2015 and 2014:

	Asset and Liability Derivatives December 31,
(In thousands)	2015	2014
Derivatives Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	$1,545	$88
Other assets	688	—
Accounts payable	17	89
Other liabilities	$—	—
Derivatives Not Designated as Hedges:
Foreign Exchange Contracts:
Location
Accounts receivable-other	72	175
Other assets	—	—
Accounts payable	101	284

The effects of derivatives on our financial statements are outlined below:

	December 31,
(In thousands)	2015	2014
Derivatives Designated as Hedges:
Cash Flow Hedges
Foreign Exchange Contracts
Amount of loss recognized in other comprehensive income	$2,920	$(47)
Location
Revenues	546	(53)
Cost of operations	155	13
Other-net	(24)	(6)
Location
Other-net	252	(339)
Derivatives Not Designated as Hedges:
Forward Contracts
Location
Other-net	$206	$(184)
NOTE 16 – FAIR VALUE MEASUREMENTS
FASB Topic Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. This topic also sets forth the disclosure requirements regarding fair value and establishes a hierarchy for valuation inputs that emphasizes the use of observable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy established by this topic is as follows:

•	Level 1 – inputs are based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The following sections describe the valuation methodologies we use to measure the fair values of our investments, derivatives and nonrecurring fair value measurements.
Available-for-Sale Securities
Investments primarily include money market funds and commercial paper. In general, and where applicable, we principally use a composite of observable prices and quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 and Level 2 investments. Based on our analysis of these investments, we believe that none of our available-for-sale securities were other than temporarily impaired at December 31, 2015.

Fair Value Measurements
The following is a summary of our available-for-sale securities measured at fair value at December 31, 2015:

(In thousands)	12/31/2015	Level 1	Level 2	Level 3
Commercial paper	$3,996	$—	$3,996	$—
Mutual funds	1,093	—	1,093	—
Total	$5,089	$—	$5,089	$—
The following is a summary of our available-for-sale securities measured at fair value at December 31, 2014:

(In thousands)	12/31/2014	Level 1	Level 2	Level 3
Commercial paper	$1,607	$—	$1,607	$—
Asset-backed securities and collateralized mortgage obligations	214	—	214	—
Total	$1,821	$—	$1,821	$—
Derivatives
Level 2 derivative assets and liabilities currently consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. At December 31, 2015 and 2014, we had forward contracts outstanding to purchase or sell foreign currencies, primarily Euros and British pounds sterling, with a total fair value of $2.2 million and $(0.1) million, respectively.
Other Financial Instruments
We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments, as follows:
Cash and cash equivalents and restricted cash and cash equivalents: The carrying amounts that we have reported in the accompanying consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
Guarantee: In the third quarter of 2014, B&W issued a letter of credit with a 4 year term totaling approximately $10 million in support of a bank loan borrowed by Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"). TBWES is an unconsolidated affiliate and the letter of credit can be drawn if TBWES defaults on the loan. We recognized the fair value of this guarantee totaling $1.7 million in other liabilities on our consolidated and combined balance sheets at December 31, 2015 and 2014 with an associated increase to our investments in unconsolidated affiliates.
NOTE 17 – SEGMENTS AND OTHER FINANCIAL INFORMATION
Reportable segments
Our reportable segments are based on three reportable segments, as described in Note 2.
The operations of our segments are managed separately and each has unique technology, services and customers. We account for intersegment sales at prices that we generally establish by reference to similar transactions with unaffiliated customers. Reportable segments are measured based on gross profit.

Segment financial information

	Year Ended December 31,
(In thousands)	2015	2014	2013
REVENUES
Global Power:
New Build Environmental Equipment	$150,920	$171,175	$310,327
New Build Steam Generation Systems	489,050	300,754	402,134
	639,970	471,929	712,461
Global Services:
Parts and Technical Services	282,369	311,294	304,598
Projects	297,567	286,094	406,196
Construction Services	279,969	242,295	279,997
Operations and Maintenance	73,725	68,999	64,399
	933,630	908,682	1,055,190
Industrial Environmental:
Environmental Solutions	90,343	48,938	—
Engineered Equipment	32,002	21,190	—
Aftermarket Services	61,350	35,290	—
	183,695	105,418	—
	$1,757,295	$1,486,029	$1,767,651

(In thousands)	Year Ended December 31,
	2015	2014	2013
GROSS PROFIT
Global Power	$111,309	$94,647	$126,275
Global Services	192,241	193,629	225,434
Industrial Environmental	48,914	24,961	—
Mark to market adjustment included in costs of operations	(44,307)	(94,204)	84,772
	$308,157	$219,033	$436,481

Selling, general and administrative	(244,065)	(218,038)	(211,401)
Research and development	(16,543)	(18,483)	(21,043)
Loss on asset disposal and impairments	(14,597)	(1,752)	(1,181)
Equity in income of investees	(242)	8,681	18,387
Restructuring activities	(14,946)	(20,183)	(18,343)
Mark to market adjustment included in selling, general and administrative expenses	4,097	(7,233)	7,331
Operating income (loss)	$21,861	$(37,975)	$210,231
Included in operating income (loss) above are the following:

(In thousands)	Year Ended December 31,
	2015	2014	2013
EQUITY IN INCOME OF INVESTEES
Global Power	$(3,295)	$(1,717)	$7,097
Global Services	3,054	10,398	11,290
	$(242)	$8,681	$18,387

(In thousands)	Year Ended December 31,
	2015	2014	2013
DEPRECIATION AND AMORTIZATION
Global Power	$4,424	$3,988	$3,917
Global Services	12,655	15,806	17,950
Industrial Environmental	10,345	8,197	—
Segment depreciation and amortization	27,424	27,991	21,867
Corporate	7,508	4,445	1,163
Total depreciation and amortization	$34,932	$32,436	$23,030
We do not separately identify or report our Company's assets by segment as the majority of our assets are shared by the Global Power and Global Services segments. Additionally, our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

Information about our consolidated operations in different geographic areas

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
REVENUES(1)
United States	$1,034,653	$934,397	$1,144,853
Canada	134,276	136,382	235,815
United Kingdom	126,285	61,972	20,042
Denmark	116,064	65,436	56,336
Dominican Republic	82,916	27,399	473
Vietnam	46,803	3,829	1,946
China	41,921	53,005	52,932
Chile	19,503	15,686	9,240
Germany	19,233	22,792	22,869
Sweden	18,302	29,786	37,823
India	13,108	5,070	4,670
France	6,377	6,188	2,173
Finland	6,113	4,926	—
Poland	5,437	3,343	1,748
Columbia	4,904	8,037	44,622
Italy	4,671	3,540	2,532
Netherlands	4,651	1,441	8,099
Thailand	4,606	8,113	2,650
South Africa	4,486	3,137	2,208
South Korea	4,358	14,149	5,926
Saudi Arabia	4,220	8,003	8,200
Greenland	3,172	920	—
Mexico	2,933	2,344	3,461
Australia	2,817	2,540	1,808
Spain	2,311	1,102	640
Brazil	2,176	3,156	2,751
Malaysia	2,173	706	1,808
Taiwan	2,141	1,007	1,144
Tunisia	1,868	169	—
Indonesia	1,730	5,324	6,227
Other Countries	33,087	52,130	84,655
	$1,757,295	$1,486,029	$1,767,651

(1)	We allocate geographic revenues based on the location of the customer's operations.

NET PROPERTY, PLANT AND EQUIPMENT
United States	$88,840	$82,209	$77,993
Canada	1,201	3,757	6,581
China	13,956	12,356	10,980
Mexico	24,643	12,106	8,312
United Kingdom	8,070	8,638	9,414
Denmark	6,265	6,963	8,715
Germany	1,270	1,536	2,060
Other Countries	1,472	7,672	6,852
	$145,717	$135,237	$130,907
NOTE 18 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(In thousands, except shares and per share amounts)	2015	2014	2013
Income (loss) from continuing operations	$16,338	$(12,256)	$140,189
Income (loss) from discontinued operations, net of tax	2,803	(14,272)	34,338
Net income (loss) attributable to Babcock & Wilcox Enterprises, Inc.	$19,141	$(26,528)	$174,527

Weighted average common shares used to calculate basic earnings per common share	53,487,071	54,238,631	55,950,875
Dilutive effect of stock options, restricted stock and performance shares(1)	221,912	—	391,834
Weighted average common shares used to calculate diluted earnings per common share	53,708,983	54,238,631	56,342,709

Basic earnings (loss) per common share:
Continuing operations	$0.31	$(0.23)	$2.51
Discontinued operations	$0.05	(0.26)	0.61
Basic earnings (loss) per common share	$0.36	$(0.49)	$3.12

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$(0.23)	$2.49
Discontinued operations	$0.06	(0.26)	0.61
Diluted earnings (loss) per common share	$0.36	$(0.49)	$3.10

(1)	At December 31, 2015 and 2013, we excluded from the diluted share calculation 1,286,102 and 221,113 shares, respectively, related to stock options, as their effect would have been anti-dilutive.
NOTE 19 – SHARE REPURCHASES
On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during 2015, and 1.2 million shares of our common stock for $23.3 million in the period from January 1, 2016 through February 25, 2016. We are authorized to repurchase up to $52.4 million more of our common stock through June 8, 2017.
Any shares purchased that were not part of our publicly announced plan are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

(In thousands, except per share amounts)	Year Ended December 31, 2015 Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Revenues	$397,155	$437,485	$419,977	$502,678
Gross profit	$83,397	$81,884	$77,922	$64,954
Operating income (loss) (1)	$17,343	$4,859	$9,632	$(9,973)
Equity in income (loss) of investees	$(2,071)	$967	$1,047	$(185)
Net income (loss) attributable to Babcock & Wilcox Enterprises, Inc.	$12,689	$5,487	$6,169	$(5,204)
Earnings per common share
Basic
Continuing	$0.21	$0.08	$0.11	$(0.10)
Discontinued	$0.03	$0.02	$—	$—
Diluted
Continuing	$0.21	$0.08	$0.11	$(0.10)
Discontinued	$0.03	$0.02	$—	$—

(1)	Includes equity in income of investees.

(In thousands, except per share amounts)	Year Ended December 31, 2014 Quarter Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Revenues	$312,078	$327,379	$402,016	$444,556
Gross profit	$56,851	$69,028	$88,370	$4,784
Operating income (loss) (1)	$4,515	$3,170	$25,542	$(71,202)
Equity in income (loss) of investees	$2,366	$433	$2,859	$3,023
Net income (loss) attributable to Babcock & Wilcox Enterprises, Inc.	$11,089	$4,936	$5,609	$(48,162)
Earnings per common share
Basic
Continuing	$0.13	$0.03	$0.24	$(0.63)
Discontinued	$0.07	$0.06	$(0.14)	$(0.27)
Diluted
Continuing	$0.13	$0.03	$0.24	$(0.63)
Discontinued	$0.07	$0.06	$(0.14)	$(0.27)

(1)	Includes equity in income of investees.

We recognize actuarial gains and losses for our pension and postretirement benefit plans into earnings in the fourth quarter of each year as a component of net periodic benefit cost. The effect of these adjustments on pre-tax income in the quarters ended December 31, 2015 and 2014 were $40.2 million and $99.3 million, respectively. Additionally, in the quarter ended September 30, 2014, we recognized a pre-tax loss of $2.0 million because of the interim remeasurement requirement resulting from settlements of certain Canadian pension obligations.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item  9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2016 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our web site,

www.babcock.com under "Investor Relations – Corporate Governance – Highlights." We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.
EXECUTIVE OFFICERS

Name	Age	Position
Jenny L. Apker	58	Senior Vice President and Chief Financial Officer
Mark A. Carano	46	Senior Vice President, Corporate Development and Treasurer
E. James Ferland	49	Chairman and Chief Executive Officer
Elias Gedeon	56	Senior Vice President and Chief Business Development Officer
Peter J. Goumas	52	Senior Vice President, Operations
J. André Hall	50	Senior Vice President, General Counsel and Corporate Secretary
Daniel W. Hoehn	37	Vice President, Controller and Chief Accounting Officer
Mark S. Low	59	Senior Vice President, Global Services
Wendy S. Radtke	46	Senior Vice President and Chief Human Resource Officer
D. Paul Scavuzzo	51	Senior Vice President, Global Power
Kenneth Zak	57	Senior Vice President, Industrial Environmental
Jenny L. Apker serves as our Senior Vice President and Chief Financial Officer. Prior to the spin-off, Ms. Apker served as Vice President, Treasurer and Investor Relations of BWC since August 2012 and, prior to that time, served as Vice President and Treasurer since joining BWC in June 2010. Previously, Ms. Apker served as Vice President and Treasurer with Dex One Corporation (formerly R.H. Donnelley Corporation), a marketing services company, from May 2003 until June 2010.
Mark A. Carano serves as our Senior Vice President, Corporate Development and Treasurer. Prior to the spin-off, Mr. Carano served as Senior Vice President and Chief Corporate Development Officer of BWC since August 2013. Prior to joining BWC in June 2013, Mr. Carano served as a Managing Director in the Investment Banking Group of Bank of America Merrill Lynch since 2006. Mr. Carano also previously held positions with the Investment Banking Group of Deutsche Bank.
E. James Ferland serves as our Chairman and Chief Executive Officer. Prior to the spin-off, Mr. Ferland was President and Chief Executive Officer of BWC since April 2012. Prior to joining BWC, Mr. Ferland served as President of the Americas division for Westinghouse Electric Company, LLC, a nuclear energy company and group company of Toshiba Corporation, from 2010 through March 2012. From 2007 to 2010, Mr. Ferland worked for PNM Resources, Inc., a holding company of utilities providing electricity and energy products and services, where he held positions as Senior Vice President of Utility Operations and Senior Vice President of Energy Resources. Previously, Mr. Ferland held various senior management and engineering positions at Westinghouse Electric Company, Louisiana Energy Services/URENCO, Duke Engineering and Services, Carolina Power & Light and General Dynamics. Mr. Ferland has also served on the board of directors of Actuant Corporation since August 2014.
Elias Gedeon serves as our Senior Vice President and Chief Business Development Officer. Prior to the spin-off, Mr. Gedeon served as Senior Vice President and Chief Business Development Officer of BWC since May 2014. Mr. Gedeon has more than 30 years of experience in the power generation industry and has held various sales, operations and P&L leadership positions in the U.S. and overseas. He joined BWC from Alstom Power, Inc., a subsidiary of energy and transport manufacturer Alstom, where he served as Vice President, Global Sales and Marketing - Boiler Group since 2009 and previously as Vice President of Sales, Americas. Prior to joining Alstom, Mr. Gedeon served in sales and operations roles of increasing responsibility with Foster Wheeler Power Group, Inc., including Executive Vice President, Global Sales & Marketing.
Peter J. Goumas serves as our Senior Vice President, Operations. From October 2013 to June 2015, Mr. Goumas served as Vice President and General Manager of Operations of BWC. Prior to that, he served in a number of positions with Babcock & Wilcox Nuclear Operations Group, Inc. (“B&W NOG”), including from August 2011 to September 2013 as Vice President, Programs, Contracts and Business Development, where he was responsible for all project management, procurement and contracting across the operations, as well as the business development and strategic planning activities. From May 2010 to July 2011, Mr. Goumas served as Vice President, Manufacturing and Business Development, responsible for B&W NOG’s business units in Barberton and Euclid, Ohio, and Mt. Vernon, Indiana.
J. André Hall serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to the spin-off, Mr. Hall served as Assistant General Counsel, Transactions and Compliance of BWC since August 2013. Prior to joining BWC, Mr.

Hall served in various roles of increasing responsibility with Goodrich Corporation, an aerospace manufacturing company, most recently as Vice President of Business Conduct and Chief Ethics Officer from October 2009 until July 2012 when it was acquired by United Technologies Corporation. For the five years prior to becoming Chief Ethics Officer, Mr. Hall served as the segment general counsel for one of Goodrich Corporation’s multibillion dollar operating segments.
Daniel W. Hoehn serves as our Vice President, Controller and Chief Accounting Officer. Mr. Hoehn joined BWC in March 2015. Formerly, Mr. Hoehn was Vice President and Controller at Chiquita Brands International, Inc., responsible for financial reporting for Chiquita’s operations across three continents. From 2010 to 2013, he was Assistant Corporate Controller, after serving as Manager, Financial Reporting, from 2007 to 2010. Prior to joining Chiquita, Mr. Hoehn was a senior manager in the audit practice at KPMG, LLP.
Mark S. Low serves as our Senior Vice President, Global Services segment. Prior to the spinoff, Mr. Low was Vice President and General Manager of BWC’s Global Services Division from 2013 to March 2015. Previously, from 2012 to 2013, he was Vice President and General Manager of BWC’s Environmental Products and Services Division, responsible for all aspects of our environmental products and services business. From 2007 to 2012, he served as Vice President, Service Projects, in which he led all technical and commercial aspects of our service projects business including project management, forecasting, costing, cost forecasting, and warranty resolution.
Wendy S. Radtke serves as our Senior Vice President and Chief Human Resources Officer. Prior to the spin-off, Ms. Radtke joined BWC in April 2015 to lead the global Human Resources function. From 2012-2015, Ms. Radtke served as Vice President of Talent Management at The Goodyear Tire & Rubber Company, and from 2009 to 2012, she was Vice President, Asia Pacific Human Resources at Goodyear, located in Shanghai, China. Before joining Goodyear, Ms. Radtke spent eight years at Honeywell International where she held a variety of positions with increasing responsibility, including her last role as Vice President of Asia Pacific Human Resources for the Automation Control Solutions business located in Shanghai, China. Previously, Ms. Radtke held various human resource roles at 3M Corp and The Pepsi Bottling Group.
D. Paul Scavuzzo serves as our Senior Vice President, Global Power segment. He is currently responsible for directing our new-boiler and environmental product lines in North America and internationally. Mr. Scavuzzo is also responsible for our Denmark-based subsidiary, Babcock & Wilcox Volund A/S, our joint venture operations in China and India, as well as our research & development and licensing activities. From March 2012 to March 2015, Mr. Scavuzzo was Vice President and General Manager of the Global Power Division of BWC. Previously, from 2009 to 2012, he was Vice President, Steam Generating Systems, responsible for leading the utility and industrial boiler business segment.
Kenneth Zak serves as our Senior Vice-President, Industrial Environmental segment, taking this position on July 1, 2015. From December 2012 through June 2015, Mr. Zak served as the Senior Vice-President for Business Operations for MEGTEC where he was responsible for MEGTEC’s Environmental Solutions business worldwide as well as sales and business development for the Engineered Products business. Previously, from 2003 to 2012, Mr. Zak was Vice President of the Industrial & Environmental Products Group for MEGTEC, responsible for business teams in the Americas and Asia and drove strategy deployment activities and annual improvement priorities on a global basis. Mr. Zak also previously held business development and marketing positions at W. R. Grace & Co. and Owens-Corning Fiberglass.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information on our equity compensation plans as of December 31, 2015:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,407,964	$18.32	2,022,397
The other information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2015" in the Proxy Statement for our 2016 Annual Meeting of Stockholders.
PART IV
Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report or incorporated by reference:
1.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated and Combined Balance Sheets as of December 31, 2015 and 2014
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated and Combined Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated and Combined Financial Statements for the Years Ended December 31, 2015, 2014 and 2013
2.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made of the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or because the required information is included in the financial statements or the related footnotes contained in this report.
3.    EXHIBITS

Exhibit Number	Description

2.1*
Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))
10.1
Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.2
Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.3
Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.4
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.5
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.6
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.7
Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.8†
2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.8 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.9†
Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.10†
Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.11†
Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.12†
Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.13
Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.14
Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.15
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.16
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.17
Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.18
Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.19†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers (incorporated by reference to Exhibit 10.19 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.20†
Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.21†
Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.22†
Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.23†	Form of Performance Restricted Stock Unit Agreement
10.24	Form of Director and Officer Indemnification Agreement
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Chief Financial Officer
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

/s/ E. James Ferland
February 25, 2016	By:	E. James Ferland
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ E. James Ferland	Chairman and Chief Executive Officer (Principal Executive Officer)
E. James Ferland

/s/ Jenny L. Apker	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Jenny L. Apker

/s/ Daniel W. Hoehn	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Daniel W. Hoehn

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Cynthia S. Dubin	Director
Cynthia S. Dubin

/s/ Brian K. Ferraioli	Director
Brian K. Ferraioli

/s/ Stephen G. Hanks	Director
Stephen G. Hanks

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

/s/ Larry L. Weyers	Director
Larry L. Weyers
February 25, 2016