Form 10-Q
period 2016-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2016-05-10
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at April 29, 2016 was 50,675,051.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(Unaudited, in thousands, except per share amounts)	2016	2015
Revenues	$404,116	$397,155
Costs and expenses:
Cost of operations	323,960	313,758
Research and development costs	2,842	4,518
Selling, general and administrative expenses	58,714	57,111
Restructuring activities and spin-off transaction costs	4,010	2,354
Total costs and expenses	389,526	377,741
Equity in income (loss) of investees	2,676	(2,071)
Operating income	17,266	17,343
Other income (expense):
Interest income	290	156
Interest expense	(399)	(140)
Other – net	62	(311)
Total other income (expense)	(47)	(295)
Income before income tax expense	17,219	17,048
Income tax expense	6,626	5,692
Income from continuing operations	10,593	11,356
Income from discontinued operations, net of tax	—	1,385
Net income	10,593	12,741
Net income attributable to noncontrolling interest	(86)	(52)
Net income attributable to shareholders	$10,507	$12,689
Amounts attributable to shareholders:
Income from continuing operations	$10,507	$11,304
Income from discontinued operations, net of tax	—	1,385
Net income attributable to shareholders	$10,507	$12,689

Basic earnings per share - continuing operations	$0.20	$0.21
Basic earnings per share - discontinued operations	—	0.03
Basic earnings per share	$0.20	$0.24

Diluted earnings per share - continuing operations	$0.20	0.21
Diluted earnings per share - discontinued operations	—	0.03
Diluted earnings per share	$0.20	$0.24
Shares used in the computation of earnings per share:
Basic	51,627	53,388
Diluted	52,221	53,573
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Unaudited, in thousands)	2016	2015
Net income	$10,593	$12,741
Other comprehensive income (loss):
Currency translation adjustments	1,740	(10,923)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	3,210	(389)
Income taxes	(634)	174
Unrealized gains (losses) on derivative financial instruments, net of taxes	2,576	(215)
Derivative financial instrument (gains) losses reclassified into net income	(1,304)	2,599
Income taxes	301	(683)
Reclassification adjustment for (gains) losses included in net income, net of taxes	(1,003)	1,916

Benefit obligations:
Unrealized losses on benefit obligations	(61)	—
Income taxes	—	—
Unrealized losses on benefit obligations, net of taxes	(61)	—
Amortization of benefit plan costs	(404)	114
Income taxes	465	(43)
Amortization of benefit plan costs, net of taxes	61	71

Investments:
Unrealized gains (losses) on investments	42	(1)
Income taxes	(24)	—
Unrealized gains (losses) on investments, net of taxes	18	(1)
Investment losses reclassified into net income	1	1
Income taxes	—	—
Reclassification adjustments for losses included in net income, net of taxes	1	1

Other comprehensive loss	3,332	(9,151)
Total comprehensive income	13,925	3,590
Comprehensive loss attributable to noncontrolling interest	(39)	(70)
Comprehensive income attributable to shareholders	$13,886	$3,520
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$286,817	$365,192
Restricted cash and cash equivalents	37,242	37,144
Accounts receivable – trade, net	272,931	291,242
Accounts receivable – other	50,160	44,765
Contracts in progress	158,045	128,174
Inventories	91,026	90,119
Other current assets	28,090	21,548
Total current assets	924,311	978,184
Property, plant and equipment - gross	335,311	330,021
Accumulated depreciation	(186,831)	(184,304)
Net property, plant and equipment	148,480	145,717
Goodwill	201,750	201,069
Deferred income taxes	187,707	190,656
Investments in unconsolidated affiliates	92,804	92,196
Intangible assets	36,734	37,844
Other assets	18,311	17,379
Total assets	$1,610,097	$1,663,045

Short-term line of credit	$3,074	$2,005
Accounts payable	164,316	175,170
Accrued employee benefits	40,241	51,476
Advance billings on contracts	213,098	229,390
Accrued warranty expense	42,232	39,847
Other accrued liabilities	63,002	63,464
Total current liabilities	525,963	561,352
Accumulated postretirement benefit obligations	28,409	27,768
Pension liabilities	279,089	282,133
Other liabilities	45,658	43,365
Total liabilities	879,119	914,618
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 50,945 and 52,481 shares at March 31, 2016 and December 31, 2015, respectively	509	540
Capital in excess of par value	795,413	790,464
Treasury stock at cost, 3,213 and 1,376 shares at March 31, 2016 and December 31, 2015, respectively	(61,692)	(25,408)
Retained earnings	11,479	965
Accumulated other comprehensive income (loss)	(15,521)	(18,853)
Stockholders' equity attributable to shareholders	730,188	747,708
Noncontrolling interest	790	719
Total stockholders' equity	730,978	748,427
Total liabilities and stockholders' equity	$1,610,097	$1,663,045
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited, in thousands)	2016	2015
Cash flows from operating activities:
Net income	$10,593	$12,741
Non-cash items included in net income:
Depreciation and amortization	6,293	11,592
(Income) loss of equity method investees, net of dividends	(2,676)	2,071
Provision for deferred taxes	35	4,289
Recognition of (gains) losses for pension and postretirement plans	(9)	100
Stock-based compensation charges	4,918	—
Changes in assets and liabilities:
Accounts receivable	17,493	18,274
Accounts payable	(16,024)	(21,579)
Contracts in progress and advance billings on contracts	(46,113)	33,196
Inventories	(998)	(604)
Income taxes	(400)	(6,073)
Accrued and other current liabilities	1,340	1,429
Pension, accrued postretirement and employee benefits	(14,977)	(6,993)
Other, net	2,581	3,989
Net cash from operating activities	(37,944)	52,432
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	(98)	2,215
Purchase of property, plant and equipment	(4,043)	(5,776)
Intangible assets additions	(275)	—
Purchases of available-for-sale securities	(7,982)	(4,417)
Sales and maturities of available-for-sale securities	6,543	274
Cost of asset disposals	(305)	—
Net cash from investing activities	(6,160)	(7,704)
Cash flows from financing activities:
Increase in short-term borrowings	1,065	—
Net transfers to former Parent	—	(25,069)
Repurchase of shares of common stock	(36,284)	—
Other	(2)	(1)
Net cash from financing activities	(35,221)	(25,070)
Effects of exchange rate changes on cash	950	(6,919)
Cash flow from continuing operations	(78,375)	12,739
Cash flows from discontinued operations:
Operating cash flows from discontinued operations, net	—	(4,723)
Investing cash flows from discontinued operations, net	—	(111)
Net cash flows from discontinued operations	—	(4,834)
Net increase (decrease) in cash and equivalents	(78,375)	7,905
Cash and equivalents, beginning of period	365,192	218,659
Cash and equivalents, end of period	$286,817	$226,564
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016

NOTE 1 – BASIS OF PRESENTATION
These interim financial statements of Babcock & Wilcox Enterprises, Inc. ("B&W", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.
On June 8, 2015, The Babcock & Wilcox Company's ("BWC" or "former Parent") board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. On and prior to June 30, 2015, our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also included certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC in connection with the spin-off. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our condensed consolidated and combined financial statements. Refer to Note 8 for more information about our discontinued operations.
Through June 30, 2015, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying condensed consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the spin-off from BWC, we have been performing these functions using internal resources or purchased services, certain of which have been provided by BWC pursuant to a transition services agreement. Refer to Note 19 for a detailed description of transactions with other affiliates of BWC.
We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated and combined financial statements on the basis of continuing operations, unless otherwise stated.
NOTE 2 – CONTRACTS AND REVENUE RECOGNITION
Variations from estimated contract performance could result in material adjustments to operating results for any quarter or year. We include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. During the year ended December 31, 2015, we recognized accrued claims revenue of $2.3 million. Additional claims revenue was not recognized during the quarter ended March 31, 2016.
NOTE 3 – EARNINGS PER SHARE
On June 30, 2015, 53,719,878 shares of our common stock were distributed to BWC shareholders to complete our spin-off transaction. The basic and diluted weighted average shares outstanding were based on the weighted average number of BWC common shares outstanding for the quarter ended March 31, 2015, adjusted for a distribution ratio of one share of B&W common stock for every two shares of BWC common stock.

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Income from continuing operations	$10,507	$11,304
Income from discontinued operations, net of tax	—	1,385
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$10,507	$12,689

Weighted average shares used to calculate basic earnings per share	51,627	53,388
Dilutive effect of stock options, restricted stock and performance shares	594	185
Weighted average shares used to calculate diluted earnings per share	52,221	53,573

Basic earnings per share:
Continuing operations	$0.20	$0.21
Discontinued operations	—	0.03
Basic earnings per share	$0.20	$0.24

Diluted earnings per share:
Continuing operations	$0.20	$0.21
Discontinued operations	—	0.03
Diluted earnings per share	$0.20	$0.24
NOTE 4 – SHARE REPURCHASES
On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during 2015, 1.8 million shares of our common stock for $34.7 million during the first quarter of 2016 and an additional 0.3 million shares of our common stock for $6.9 million dollars during the month of April 2016. We are authorized to repurchase up to $34.1 million more of our common stock through June 8, 2017.
Any shares purchased that were not part of our publicly announced plan are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
NOTE 5 – SEGMENT REPORTING
Our operations are assessed based on three reportable segments:

•	Global Power: Design and supply new build steam generation equipment for fossil fuel and renewable fuel sources and utility-scale environmental systems.

•
Global Services: Comprehensive mix of services for utility and industrial steam generation and related environmental solutions that includes aftermarket parts and technical services, service projects including design and engineering, construction, and utility operations and maintenance.

•	Industrial Environment: Original equipment and related maintenance and aftermarket parts for industrial air pollution control systems and coating and drying equipment for a wide range of industries.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Revenues:
Global Power	$130,483	$123,886
Global Services	241,167	232,174
Industrial Environmental	32,466	41,095
	404,116	397,155
Gross profit:
Global Power	24,370	20,428
Global Services	48,193	53,288
Industrial Environmental	7,593	9,681
	80,156	83,397
Research and development costs	(2,842)	(4,518)
Selling, general and administrative expenses	(58,714)	(57,111)
Restructuring activities and spin-off transaction costs	(4,010)	(2,354)
Equity in income (loss) of investees	2,676	(2,071)
Operating income	$17,266	$17,343
NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS
Restructuring Activities
Previously announced restructuring initiatives intended to better position us for growth and profitability have included facility consolidation, consulting fees and reductions in the number of our employees. An analysis of the change in our restructuring liabilities during the first quarter is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Accrued liabilities at the beginning of the period	$740	$5,086
Restructuring expense(1)	2,147	63
Payments	(2,727)	(2,645)
Accrued liabilities at the end of the period	$160	$2,504

(1)	Excludes non-cash charges for accelerated depreciation and long-lived asset impairment of $2.3 million for quarter ended March 31, 2015, which did not impact the restructuring liability.
At March 31, 2016 and 2015, the remaining unpaid restructuring liabilities relate to employee termination benefits.
Spin-off transaction costs
In the quarter ended March 31, 2016, we incurred $1.9 million of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to employee retention awards. Costs associated with the spin-off that were incurred during the first quarter of 2015 were borne by our former Parent.
NOTE 7 – PROVISION FOR INCOME TAXES
Our effective tax rate for the quarter ended March 31, 2016 was approximately 38.5% as compared to 33.4% for the quarter ended March 31, 2015. Our effective tax rate for the quarter ended March 31, 2016 was higher than our statutory rate due to adjustments to deferred taxes for certain non-deductible spin-off related costs, offset by the jurisdictional mix of our income and losses. Our effective tax rate for the quarter ended March 31, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of income and losses.

NOTE 8 – DISCONTINUED OPERATIONS
We distributed assets and liabilities totaling $47.8 million associated with the NE segment to BWC in conjunction with the spin-off. We received corporate allocations from our former Parent of $1.4 million during the quarter ended March 31, 2015. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.
The following table presents selected financial information regarding the results of operations of our former NE segment:

(In thousands)	Three Months Ended March 31, 2015
Revenues	$22,687
Income before income tax expense	1,615
Income tax expense	230
Income from discontinued operations, net of tax	$1,385
NOTE 9 – COMPREHENSIVE INCOME
Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated and combined statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the quarters ended March 31, 2016 and 2015 were as follows:

(In thousands)	Currency translation gains (losses)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	$(17,753)	$(25)	$3,359	$(1,102)	$(15,521)

(In thousands)	Currency translation gains (losses)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2014	$11,551	$(22)	$(123)	$(1,032)	$10,374
Other comprehensive income (loss) before reclassifications	(10,923)	(1)	(215)	—	(11,139)
Amounts reclassified from AOCI to net income	—	1	1,916	71	1,988
Net current-period other comprehensive income	(10,923)	—	1,701	71	(9,151)
Balance at March 31, 2015	$628	$(22)	$1,578	$(961)	$1,223

The amounts reclassified out of AOCI by component and the affected condensed consolidated and combined statements of operations line items are as follows (in thousands):

AOCI Component	Line Items Affected by Reclassifications from AOCI in the Condensed Consolidated and Combined Statements of Operations	Three Months Ended March 31,
		2016	2015
Derivative financial instruments	Revenues	$1,323	$756
	Cost of operations	(23)	(3,356)
	Other-net	4	1
	Total before tax	1,304	(2,599)
	Provision for income taxes	(301)	683
	Net income	$1,003	$(1,916)

Amortization of prior service cost on benefit obligations	Cost of operations	$404	$(114)
	Provision for income taxes	(465)	43
	Net income	$(61)	$(71)

Realized gain on investments	Other-net	$(1)	$(1)
	Provision for income taxes	—	—
	Net income	$(1)	$(1)
NOTE 10 – CASH AND CASH EQUIVALENTS
The components of cash and cash equivalents are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Foreign operations	$210,770	$221,151
United States	76,046	144,041
Unrestricted cash and cash equivalents	$286,817	$365,192

Reinsurance reserve requirements	$32,353	$33,404
Restricted foreign accounts	4,889	3,740
Restricted cash and cash equivalents	$37,242	$37,144
NOTE 11 – INVENTORIES
The components of inventories are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials and supplies	$67,318	$68,684
Work in progress	5,180	7,025
Finished goods	18,528	14,410
Total inventories	$91,026	$90,119
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
We have designated all of our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2016 and 2015, we had deferred approximately $3.4 million and $1.6 million, respectively, of net gains on these derivative financial instruments in AOCI. We expect to recognize substantially all of this amount in the next twelve months.
At March 31, 2016, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $80.0 million and $74.3 million at March 31, 2016 and December 31, 2015, respectively, with maturities extending to August 2017. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.
The following tables summarize our derivative financial instruments:

	Asset and Liability Derivatives
(In thousands)	March 31, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$3,647	$1,545
Other assets	976	688
Accounts payable	360	17

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$63	$72
Accounts payable	295	101
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
(In thousands)	2016	2015
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$3,210	$(389)
Effective portion of gain (loss) reclassified from accumulated other comprehensive income into earnings by location:
Revenues	1,323	756
Cost of operations	(23)	(3,356)
Other-net	4	1
Portion of gain recognized in income that is excluded from effectiveness testing by location:
Other-net	582	1,028

Derivatives not designated as hedges:
Forward contracts
Gain (loss) recognized in income by location:
Other-net	$(110)	$217

NOTE 13 – FAIR VALUE MEASUREMENTS
The following table summarizes our financial assets and liabilities carried at fair value, all of which were valued using inputs based upon quoted prices for similar instruments in active markets (known as "Level 2" inputs in the fair value hierarchy established by the Financial Accounting Standards Board ("FASB") Topic Fair Value Measurements and Disclosures).

(in thousands)	March 31, 2016	December 31, 2015
Available-for-sale securities
Commercial paper	$5,490	$3,996
Mutual funds	1,094	1,093
Total fair value of available-for-sale securities	$6,584	$5,089

Derivatives
Forward contracts outstanding to purchase or sell foreign currencies	$4,032	$2,186
Available-for-sale securities
We estimate the fair value of available-for-sale securities based on quoted market prices. Our investments in available-for-sale securities are presented in other assets on our condensed consolidated and combined balance sheets.
Derivatives
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

•
Short-term line of credit. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2016 and December 31, 2015.

NOTE 14 – WARRANTY EXPENSE
We accrue in cost of operations on our condensed consolidated and combined statements of operations estimated expenses to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to differ from the accrued estimates. Such adjustments could have a material effect on our condensed consolidated financial condition, results of operations and cash flows.

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$39,847	$37,735
Additions	5,696	3,899
Expirations and other changes	(440)	494
Payments	(3,182)	(3,430)
Translation and other	311	(673)
Balance at end of period	$42,232	$38,025
NOTE 15 – PENSION PLANS AND POSTRETIREMENT BENEFITS
Components of net periodic benefit cost (benefit) included in net income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Service cost	$384	$4,197	$6	$64
Interest cost	10,576	13,726	211	323
Expected return on plan assets	(14,927)	(19,407)	—	—
Amortization of prior service cost (credit)	141	108	—	7
Net periodic benefit cost (benefit)	$(3,826)	$(1,376)	$217	$394
We made contributions to our pension and other postretirement benefit plans totaling $1.3 million and $2.1 million during the quarters ended March 31, 2016 and 2015, respectively.
NOTE 16 – CREDIT FACILITY
In connection with the spin-off, we entered into a credit agreement on May 11, 2015 (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs, issuance of letters of credit and other general corporate purposes. At March 31, 2016, we had no borrowings outstanding under the revolving credit facility and after giving effect to the leverage ratio and $109.2 million of letters of credit issued under the credit facility, we had approximately $340.5 million available for borrowings.
Our Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At March 31, 2016, we were in compliance with all of the covenants set forth in the Credit Agreement.
NOTE 17 – CONTINGENCIES
On February 28, 2014, the Arkansas River Power Authority filed suit against Babcock & Wilcox Power Generation Group, Inc. (now known as The Babcock & Wilcox Company and referred to herein as “BW PGG”) in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of BW PGG's delivery of a circulating fluidized bed boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract. We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. We also believe most of the alleged damages are expressly waived and/or capped in enforceable provisions of the 2005 contract. We cannot estimate the possible loss at this time; however, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. Discovery is substantially complete and there have been no substantive changes to our assessment of the outcome of this contingency during the first quarter of 2016. A trial date has been set for November 2016.
NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION
During the quarters ended March 31, 2016 and 2015, we paid the following for income taxes:

(in thousands)	2016	2015
Income taxes (net of refunds)	$7,118	$1,199
During the quarters ended March 31, 2016 and 2015, we recognized the following non-cash activity in our condensed consolidated and combined financial statements:

(in thousands)	2016	2015
Accrued capital expenditures in accounts payable	$4,500	$767
NOTE 19 – RELATED PARTY TRANSACTIONS
Prior to June 30, 2015, we were a party to transactions with our former Parent and its subsidiaries in the normal course of operations. After the spin-off, we no longer consider the former Parent to be a related party. These transactions included the following:

(In thousands)	Three Months Ended March 31, 2015
Sales to our former Parent	$625
Corporate administrative expenses	$18,011
Guarantees
Our former Parent had outstanding performance guarantees for various projects executed by us in the normal course of business. These guarantees, based on original contract value, totaled approximately $90 million at March 31, 2016. As of April 21, 2016, these guarantees had all been terminated.
Net transfers to former Parent
Net transfers to our former Parent represent the change in our former Parent's historical investment in us. It primarily includes the net effect of cost allocations from transactions with our former Parent, sales to our former Parent, and the net transfers of cash and assets to our former Parent prior to the spin-off. After the spin-off transaction on June 30, 2015, there have been no significant transfers to or from our former Parent. These transactions included the following:

(In thousands)	Three Months Ended March 31, 2015
Sales to former Parent	$625

Corporate administrative expenses	$18,011
Income tax allocation	$4,431
Cash pooling and general financing activities	$(46,886)
Net transfer to former Parent per statement of cash flows	$(25,069)
NOTE 20 – SUBSEQUENT EVENTS
In April 2016, both we and our joint venture partner increased our respective equity interests in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES”), our joint venture in India, for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost. B&W contributed approximately $26.2 million.

TBWES subsequently used the cash contributed by the joint venture partners to pay-off all of its existing debt, including the long-term bank debt obtained in 2011 to finance the construction of the manufacturing facility TBWES operates in India and the working capital bank loan supported by a letter of credit issued by B&W. In May 2016, the letter of credit was released by the Indian bank and canceled.
NOTE 21 – NEW ACCOUNTING STANDARDS
New accounting standards that could affect the Company's financial statements in the future are summarized as follows.
In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting standard is effective for the Company beginning in 2018, but early adoption is permitted. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. We do not expect the new accounting standard to have a significant impact on the Company’s financial results when adopted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The new accounting standard is effective for the Company beginning in 2019. We do not expect the new accounting standard to have a significant impact on the Company’s financial results when adopted.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The FASB amended its new revenue recognition guidance on determining whether an entity is a principal or an agent in an arrangement (i.e., whether it should report revenue gross or net). In addition, the FASB voted to propose eight technical corrections related to the revenue standard, the majority of which involve consequential amendments to other accounting topics affected by the revenue standard. The new accounting standards associated with revenue recognition are effective for the Company beginning in 2018. We are currently assessing the impact that adopting this new accounting standard will have on the Company's financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new accounting standard is effective for the Company beginning in 2017. We are currently assessing the impact that adopting this new accounting standard will have on the Company's financial statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "forecast," "estimate," "may," "should," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the cautionary statements included in this report and the factors set forth under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We assume no obligation to revise or update any forward-looking statement included in this report for any reason, except as required by law.

OVERVIEW OF RESULTS
In this report, unless the context otherwise indicates, "B&W," "we," "us" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.
Our results from continuing operations for the first quarter of 2016 were consistent with same period of 2015, even approximately $3 million of additional costs related to being a stand-alone public company. Our Global Power segment increased both revenue and gross margin, primarily due to volume of new-build renewable and utility steam generations projects. Equity in income of investees also improved as a result of increased new build steam generation activity. Our Global Services segment saw a change in its sales mix towards construction projects that increased revenue, but lowered the overall gross profit of the segment. Our Industrial Environmental segment experienced reduced revenues and margins compared to the same period in 2015 due to overall market pressures in the Americas.
Other items that affected comparisons to the first quarter of the prior year were restructuring activities and spin-off transaction costs that were $4.0 million and $2.4 million in the first quarters of 2016 and 2015, respectively. Also, our selling, general and administrative expenses ("SG&A") in the first quarter of 2015 include $1.4 million of pre-spin allocations from our former Parent related to the discontinued NE segment because allocations are not eligible for inclusion in the results of discontinued operations.
Our segment and other operating results are described in more detail below.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 VS. 2015
Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change
Revenues:
Global Power	$130,483	$123,886	$6,597
Global Services	241,167	232,174	8,993
Industrial Environmental	32,466	41,095	(8,629)
	404,116	397,155	6,961
Gross profit:
Global Power	24,370	20,428	3,942
Global Services	48,193	53,288	(5,095)
Industrial Environmental	7,593	9,681	(2,088)
	80,156	83,397	(3,241)
Research and development costs	(2,842)	(4,518)	1,676
Selling, general and administrative expenses	(58,714)	(57,111)	(1,603)
Restructuring activities and spin-off transaction costs	(4,010)	(2,354)	(1,656)
Equity in income (loss) of investees	2,676	(2,071)	4,747
Operating income	$17,266	$17,343	$(77)
Consolidated and combined results of operations
Three months ended March 31, 2016 vs. 2015
Revenues increased by 1.8%, or $7.0 million, to $404.1 million in the quarter ended March 31, 2016 as compared to $397.2 million for the corresponding quarter in 2015, due to increased revenues from our Global Services and Global Power segments of $9.0 million and $6.6 million, respectively, offset by a decrease in revenue from our Industrial Environmental segment of $8.6 million.

Gross profit decreased by 3.9%, or $3.2 million, to $80.2 million in the quarter ended March 31, 2016 as compared to $83.4 million for the corresponding quarter in 2015, primarily due to the unfavorable mix of construction and services activities in the Global Services segment and lower sales volume in the Industrial Environmental segment, which offset higher sales volume in the Global Power segment.
Equity in income of investees during the first quarter of 2016 increased $4.7 million to $2.7 million as compared to the $2.1 million loss in the first quarter of 2015. The increase in equity income of investees during the first quarter of 2016 is attributable primarily to their project performance and increased new-build steam generation volume.
The performance drivers of each segment as well as other operating costs are discussed in more detail below.
Global Power

	Three months ended March 31,
(In thousands)	2016	2015	$ Change
Revenues	$130,483	$123,886	$6,597
Gross profit	$24,370	$20,428	$3,942
% of revenues	18.7%	16.5%
Revenues increased 5.3%, or $6.6 million, to $130.5 million in the quarter ended March 31, 2016, compared to $123.9 million in the corresponding 2015 period. This increase was due to higher new build steam generation systems revenues primarily related to utility and renewable energy boiler projects of $21.5 million. The increase in revenues was partially offset by a decline in new build environmental equipment revenues of $14.9 million as projects related to previously enacted environmental rules and regulations near completion.
Gross profit increased 19.3%, or $3.9 million, to $24.4 million in the quarter ended March 31, 2016, compared to $20.4 million in the corresponding 2015 period. The improvement in gross profit was primarily a result of the increase in revenues discussed above and net project improvements resulting from a higher level of favorable milestone achievements during the first quarter of 2016 when compared to the first quarter of 2015.
Global Services

	Three months ended March 31,
(In thousands)	2016	2015	$ Change
Revenues	$241,167	$232,174	$8,993
Gross profit	$48,193	$53,288	$(5,095)
% of revenues	20.0%	23.0%
Revenues increased 3.9%, or $9.0 million, to $241.2 million in the quarter ended March 31, 2016, compared to $232.2 million in the corresponding 2015 period. The increase in revenue was primarily attributable to an increase in construction revenues of $16.2 million related to ongoing rebuild and retrofit service projects, partially offset by a $3.8 million decrease in revenues from material delivery on rebuild and retrofit projects and $4.4 million decrease in sales of replacement parts and technical services.
Gross profit decreased 9.6%, or $5.1 million, to $48.2 million in the quarter ended March 31, 2016, compared to $53.3 million in the corresponding 2015 period. Despite higher revenues during the first quarter of 2016, gross profit was lower due to the relative unfavorable mix of construction and services activities. In addition, the operations and maintenance services margins were negatively impacted by the demand for and pricing level of electricity sales at our only owned power plant in Ebensburg, Pennsylvania.
Industrial Environmental

	Three months ended March 31,
(In thousands)	2016	2015	$ Change
Revenues	$32,466	$41,095	$(8,629)
Gross profit	$7,593	$9,681	$(2,088)
% of revenues	23.4%	23.6%

Revenues decreased 21.0%, or $8.6 million, to $32.5 million in the quarter ended March 31, 2016, compared to $41.1 million in the corresponding quarter in 2015. Revenues decreased primarily due to lower environmental solutions product sales and the timing of installations.
Gross profit decreased 21.6%, or $2.1 million, to $7.6 million in the quarter ended March 31, 2016, compared to $9.7 million in the corresponding quarter in 2015. Gross profit benefited from $2.6 million less amortization expense during the first quarter of 2016 as our backlog intangible asset was fully amortized as of June 30, 2015. Excluding the impact of intangible amortization expense during 2015, the decrease in the gross profit as a percentage of revenues during the first quarter of 2016 was attributable to a decline in emission control equipment margins and the mix of sales of aftermarket parts and services where margins can vary by item.
Backlog
Backlog is not a measure recognized by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results and projects in our backlog may be canceled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog.

(In millions)	March 31, 2016	December 31, 2015	March 31, 2015
Global Power	$1,184	$1,118	$1,281
Global Services	1,073	1,143	1,213
Industrial Environmental	67	67	87
Backlog	$2,324	$2,328	$2,581
Of the March 31, 2016 backlog, we expect to recognize revenues as follows:

(In approximate millions)	2016	2017	Thereafter	Total
Global Power	$461	$302	$421	$1,184
Global Services	358	124	591	1,073
Industrial Environmental	65	—	2	67
Backlog	$884	$426	$1,014	$2,324
Research and development expenses
Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $2.8 million and $4.5 million for the quarters ended March 31, 2016 and 2015, respectively. The decrease in research and development was a result of timing and the level of project spending compared to the 2015 first quarter, and higher utilization of our resources on business support activities. The first quarter of 2016 also benefits from $0.5 million less depreciation expense resulting from the impairment of research and development equipment and facilities during 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.6 million to $58.7 million for the quarter ended March 31, 2016, as compared to $57.1 million for the corresponding period in 2015, primarily due to approximately $3.0 million of additional stand-alone costs for administrative functions that were shared with the former Parent before the June 30, 2015 spin-off, offset by a decrease in sales and other overhead costs. The stand-alone costs to operate our business as an independent public entity are expected to exceed the historical allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management and the related cost of insurance.
Also, as discussed in Note 1 to the condensed consolidated and combined financial statements, we distributed assets and liabilities totaling $47.8 million associated with our former NE segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent which totaled approximately $1.4 million during the first quarter of 2015. Though these allocations relate to our discontinued NE segment, they are included as part of selling, general and administrative expenses in the results from our continuing operations for the first quarter of 2015 because allocations are not eligible for inclusion in discontinued operations.

Restructuring
In 2014, we started our current restructuring initiatives that are expected to phase in annual savings totaling $35 million to $50 million when fully implemented, for which we expect the total cost to be in the range of $35 million to $50 million. Through March 31, 2016, we have incurred $34 million of restructuring costs, of which approximately $14 million was non-cash costs related to accelerated depreciation and impairment. In the first quarter of 2016, we incurred $2.1 million of restructuring costs for manufacturing consolidation including severance. In the first quarter of 2015, we incurred $2.4 million of restructuring costs, primarily related to non-cash accelerated depreciation and impairment of manufacturing facilities. Through March 31, 2016, we have realized approximately $13 million of cumulative annual savings, and we expect to realize approximately $15 million in the full year 2016 and an additional $15 million in 2017. These activities include manufacturing facility consolidation and outsourcing, reductions in force and other costs.
Spin-off transaction costs
In the quarter ended March 31, 2016, we incurred $1.9 million of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to employee retention awards. Costs associated with the spin-off that were incurred during the first quarter of 2015 were borne by our former Parent.
Provision for income taxes

	Three months ended March 31,
(In thousands)	2016	2015	$ Change
Income from continuing operations before income taxes	$17,219	$17,048	$171
Income tax provision	$6,626	5,692	$934
Effective tax rate	38.5%	33.4%
We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark and the United Kingdom with effective tax rates of approximately 26%, 22% and 20%, respectively. Income from continuing operations before provision for income taxes generated in the United States and foreign locations for the quarters ended March 31, 2016 and 2015 is presented in the table below.

	Three months ended March 31,
(In thousands)	2016	2015
United States	$10,928	$13,603
Other than United States	6,291	3,445
Income from continuing operations before income taxes	$17,219	$17,048
Our effective tax rate for the quarter ended March 31, 2016 was approximately 38.5% as compared to 33.4% for the quarter ended March 31, 2015. Our effective tax rate for the quarter ended March 31, 2016 was higher than our statutory rate due to adjustments to deferred taxes for certain non-deductible spin-off related costs, offset by the jurisdictional mix of our income and losses. Our effective tax rate for the quarter ended March 31, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of income and losses. We expect our effective tax rate for the full-year 2016 to be approximately 33%.
Liquidity and capital resources
Of our $286.8 million of unrestricted cash and cash equivalents at March 31, 2016, approximately $210.8 million, or 73%, is related to foreign operations. In general, these resources are not available to fund our United States operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the United States as the liquidity generated by our United States operations is sufficient to meet the cash requirements of our United States operations.
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

Our net cash used in operations was $37.9 million during the quarter ended March 31, 2016, compared to cash provided by operations of $52.4 million during the quarter ended March 31, 2015. The timing of contract billing milestones affects operating cash flow through accounts receivable, contracts in progress and advanced billings. In the first quarter of 2016, we worked down advanced bill positions across the segments, which used cash in operations. In the first quarter of 2015, we received a number of initial advanced payments on large projects, which boosted cash provided by operations. Each first quarter also includes annual incentive compensation payments based on the prior year's performance. We expect to generate positive operating cash flows for the full-year 2016.
Our net cash used in investing activities was $6.2 million in the quarter ended March 31, 2016 and $7.7 million in the quarter ended March 31, 2015. This decrease in net cash used in investing activities was primarily attributable to the timing of capital expenditures during the first quarter of 2016. We expect capital expenditures to be approximately $30 million to $32 million during the full-year 2016, and approximately $25 million annually for our existing business in future years.
Our net cash used in financing activities was $35.2 million in the quarter ended March 31, 2016, compared to $25.1 million for the quarter ended March 31, 2015. The net cash used in financing activities in the quarter ended March 31, 2016 was primarily for the repurchase of our shares of common stock during the period. The net cash used in financing activities in the quarter ended March 31, 2015 reflects the net cash transferred to our former Parent during the period. On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during 2015, 1.8 million shares of our common stock for $34.7 million during the first quarter of 2016 and an additional 0.3 million shares of our common stock for $6.9 million dollars during the month of April 2016. We are authorized to repurchase up to $34.1 million more of our common stock through June 8, 2017.
Credit facility
At March 31, 2016, we had no borrowings outstanding under our revolving credit facility, and after giving effect to the leverage ratio and $109.2 million of letters of credit issued under the revolving credit facility, we had approximately $340.5 million available for borrowings or to meet letter of credit requirements. At March 31, 2016, we were in compliance with all of the covenants set forth in our revolving credit facility.
Other credit arrangements
Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of March 31, 2016 was $209.3 million.
We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $562.4 million.
In April 2016, both we and our joint venture partner increased our respective equity interests in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), our joint venture in India, for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost. B&W contributed approximately $26.2 million. TBWES subsequently used the cash contributed by the joint venture partners to pay-off all of its existing debt, including the long-term bank debt obtained in 2011 to finance the construction of the manufacturing facility TBWES operates in India and the working capital bank loan supported by a letter of credit issued by B&W. In May 2016, the letter of credit was released by the Indian bank and canceled.
CRITICAL ACCOUNTING POLICIES
For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see "Critical Accounting Policies" in our Annual Report on Form 10-K. There have been no significant changes to our policies during the quarter ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 4. Controls and Procedures
Disclosure controls and procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting
During the quarter ended March 31, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing investigations and litigation, see Note 17 to the unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K. There have been no material changes to such risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1, 2016 - January 31, 2016	611,636	$19.61	608,898	$63,818
February 1, 2016 - February 29, 2016	638,933	$19.74	634,449	$51,294
March 1, 2016 - March 31, 2016	586,360	$20.01	511,683	$41,054
Total	1,836,929		1,755,030

(1)
Includes 2,738, 4,484, and 74,677 shares repurchased during January, February and March 2016, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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
The Revloc Sites are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this report.

Item 6. Exhibits

10.1	Form of Director Equity Grant Letter

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2016		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)