Form 10-Q
period 2016-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2016-08-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

THE HARRIS BUILDING
13024 BALLANTYNE CORPORATE PLACE, SUITE 700
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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at July 29, 2016 was 49,982,928.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$383,208	$437,485	$787,324	$834,640
Costs and expenses:
Cost of operations	357,156	355,601	681,116	669,359
Research and development costs	3,070	3,962	5,912	8,480
Losses (gains) on asset disposals and impairments, net	6	9,009	(15)	9,027
Selling, general and administrative expenses	63,329	58,809	122,064	115,902
Restructuring activities and spin-off transaction costs	31,616	6,212	35,626	8,566
Total costs and expenses	455,177	433,593	844,703	811,334
Equity in income (loss) of investees	(616)	967	2,060	(1,104)
Operating income (loss)	(72,585)	4,859	(55,319)	22,202
Other income (expense):
Interest income	251	126	541	282
Interest expense	(391)	(144)	(790)	(284)
Other – net	292	201	354	(110)
Total other income (expense)	152	183	105	(112)
Income (loss) before income tax expense	(72,433)	5,042	(55,214)	22,090
Income tax expense (benefit)	(9,033)	919	(2,407)	6,611
Income (loss) from continuing operations	(63,400)	4,123	(52,807)	15,479
Income from discontinued operations, net of tax	—	1,418	—	2,803
Net income (loss)	(63,400)	5,541	(52,807)	18,282
Net income attributable to noncontrolling interest	(90)	(54)	(176)	(106)
Net income (loss) attributable to shareholders	$(63,490)	$5,487	$(52,983)	$18,176
Amounts attributable to shareholders:
Income (loss) from continuing operations	$(63,490)	$4,069	$(52,983)	$15,373
Income from discontinued operations, net of tax	—	1,418	—	2,803
Net income (loss) attributable to shareholders	$(63,490)	$5,487	$(52,983)	$18,176

Basic earnings (loss) per share - continuing operations	$(1.25)	$0.08	$(1.04)	$0.29
Basic earnings per share - discontinued operations	—	0.02	—	0.05
Basic earnings (loss) per share	$(1.25)	$0.10	$(1.04)	$0.34

Diluted earnings (loss) per share - continuing operations	$(1.25)	0.08	$(1.04)	0.29
Diluted earnings per share - discontinued operations	—	0.02	—	0.05
Diluted earnings (loss) per share	$(1.25)	$0.10	$(1.04)	$0.34
Shares used in the computation of earnings per share:
Basic	50,603	53,560	51,115	53,474
Diluted	50,603	53,787	51,115	53,680
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, in thousands)	2016	2015	2016	2015
Net income (loss)	$(63,400)	$5,541	$(52,807)	$18,282
Other comprehensive income (loss):
Currency translation adjustments	(11,566)	2,214	(9,826)	(8,709)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	847	(2,608)	4,057	(2,997)
Income taxes	(69)	604	(703)	778
Unrealized gains (losses) on derivative financial instruments, net of taxes	778	(2,004)	3,354	(2,219)
Derivative financial instrument (gains) losses reclassified into net income	(693)	(453)	(1,997)	2,146
Income taxes	42	115	343	(568)
Reclassification adjustment for (gains) losses included in net income, net of taxes	(651)	(338)	(1,654)	1,578

Benefit obligations:
Unrealized gains (losses) on benefit obligations	37	—	(24)	—
Income taxes	—	—	—	—
Unrealized gains (losses) on benefit obligations, net of taxes	37	—	(24)	—
Amortization of benefit plan costs (benefits)	95	115	(309)	229
Income taxes	(37)	(49)	428	(92)
Amortization of benefit plan costs, net of taxes	58	66	119	137

Investments:
Unrealized gains (losses) on investments	(7)	16	35	15
Income taxes	—	(5)	(24)	(5)
Unrealized gains (losses) on investments, net of taxes	(7)	11	11	10
Investment losses reclassified into net income	—	2	1	3
Income taxes	—	(1)	—	(1)
Reclassification adjustments for losses included in net income, net of taxes	—	1	1	2

Other comprehensive loss	(11,351)	(50)	(8,019)	(9,201)
Total comprehensive income (loss)	(74,751)	5,491	(60,826)	9,081
Comprehensive loss attributable to noncontrolling interest	(113)	(61)	(152)	(131)
Comprehensive income (loss) attributable to shareholders	$(74,864)	$5,430	$(60,978)	$8,950
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$251,002	$365,192
Restricted cash and cash equivalents	34,130	37,144
Accounts receivable – trade, net	243,119	291,242
Accounts receivable – other	48,075	44,765
Contracts in progress	137,326	128,174
Inventories	93,587	90,119
Other current assets	36,709	21,548
Total current assets	843,948	978,184
Property, plant and equipment - gross	323,063	330,021
Accumulated depreciation	(187,946)	(184,304)
Net property, plant and equipment	135,117	145,717
Goodwill	200,730	201,069
Deferred income taxes	189,273	190,656
Investments in unconsolidated affiliates	113,670	92,196
Intangible assets	35,030	37,844
Other assets	13,816	17,379
Total assets	$1,531,584	$1,663,045

Short-term line of credit	$3,010	$2,005
Accounts payable	141,766	175,170
Accrued employee benefits	52,083	51,476
Advance billings on contracts	216,188	229,390
Accrued warranty expense	42,745	39,847
Other accrued liabilities	63,976	63,464
Total current liabilities	519,768	561,352
Accumulated postretirement benefit obligations	28,421	27,768
Pension liabilities	299,741	282,133
Other liabilities	37,959	43,365
Total liabilities	885,889	914,618
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 50,354 and 52,481 shares at June 30, 2016 and December 31, 2015, respectively	545	540
Capital in excess of par value	801,114	790,464
Treasury stock at cost, 3,906 and 1,376 shares at June 30, 2016 and December 31, 2015, respectively	(77,715)	(25,408)
Retained earnings (deficit)	(52,018)	965
Accumulated other comprehensive income (loss)	(26,872)	(18,853)
Stockholders' equity attributable to shareholders	645,054	747,708
Noncontrolling interest	641	719
Total stockholders' equity	645,695	748,427
Total liabilities and stockholders' equity	$1,531,584	$1,663,045
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited, in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(52,807)	$18,282
Non-cash items included in net income (loss):
Depreciation and amortization	12,441	21,458
(Income) loss of equity method investees, net of dividends	(2,060)	2,292
Losses on asset disposals and impairments	14,481	10,607
Provision for deferred taxes	(6,624)	—
Recognition of losses for pension and postretirement plans	29,986	200
Stock-based compensation charges	10,655	—
Changes in assets and liabilities:
Accounts receivable	49,476	31,332
Contracts in progress and advance billings on contracts	(21,684)	5,170
Inventories	(4,746)	663
Income taxes	(2,437)	(2,075)
Accounts payable	(36,784)	(11,369)
Accrued and other current liabilities	3,583	(7,735)
Pension liabilities, accrued postretirement benefits and employee benefits	(8,652)	(7,237)
Other, net	(657)	(5,958)
Net cash from operating activities	(15,829)	55,630
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	3,014	1,307
Investment in equity method investees	(26,220)	—
Purchase of property, plant and equipment	(13,607)	(15,215)
Purchases of available-for-sale securities	(16,743)	(4,919)
Sales and maturities of available-for-sale securities	11,724	1,647
Other	(562)	—
Net cash from investing activities	(42,394)	(17,180)
Cash flows from financing activities:
Increase in short-term borrowings	1,065	—
Net transfers from former Parent	—	80,589
Repurchase of shares of common stock	(52,307)	—
Other	(230)	(38)
Net cash from financing activities	(51,472)	80,551
Effects of exchange rate changes on cash	(4,495)	(4,881)
Cash flow from continuing operations	(114,190)	114,120
Cash flows from discontinued operations:
Operating cash flows from discontinued operations, net	—	(25,194)
Investing cash flows from discontinued operations, net	—	(23)
Net cash flows from discontinued operations	—	(25,217)
Net increase (decrease) in cash and equivalents	(114,190)	88,903
Cash and equivalents, beginning of period	365,192	218,659
Cash and equivalents, end of period	$251,002	$307,562
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016

NOTE 1 – BASIS OF PRESENTATION

These interim financial statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "we," "us," "our" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

On June 8, 2015, The Babcock & Wilcox Company's ("BWC" or "former Parent") board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. On and prior to June 30, 2015, our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also included certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC in connection with the spin-off. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our condensed consolidated and combined financial statements. Refer to Note 19 for more information about our discontinued operations.

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
Refer to Note 18 for a detailed description of transactions with other affiliates of BWC through June 30, 2015.

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

NOTE 2 – CONTRACTS AND REVENUE RECOGNITION

During the quarter ended June 30, 2016, we recorded a $31.7 million charge related to a change in estimate of the forecasted cost to complete a Global Power renewable energy contract in Europe that adversely affected revenue by $26.4 million during the quarter, including the reversal of $6.8 million of revenue that had been recognized through the first quarter of 2016. Management has concluded the second quarter change in estimate is a result of a deficiency in the piping design detected in late May 2016. This contract became a loss contract during the three months ended June 30, 2016. The project is approximately 73% complete as of June 30, 2016, and B&W's performance on this contract is expected to be completed by early 2017. The $6.4 million reserve for the estimated loss on this uncompleted contract is included in other accrued liabilities on our condensed consolidated and combined balance sheet at June 30, 2016. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by our performance and the performance of our subcontractors. Our estimated loss at completion as of June 30, 2016 represents our best estimate based on current information. As with all estimates to complete used to measure contract revenue, actual results could differ from our estimates.

We include claims for extra work or changes in scope of work in contract revenues to the extent of costs incurred and when we believe collection is probable. We recorded $1.2 million of claims revenue during the second quarter of 2016. At June 30, 2016 and December 31, 2015, we had accrued claims receivable of $3.5 million and $2.3 million, respectively.

NOTE 3 – EARNINGS PER SHARE

On June 30, 2015, 53,719,878 shares of our common stock were distributed to BWC shareholders to complete our spin-off transaction. The basic and diluted weighted average shares outstanding were based on the weighted average number of BWC common shares outstanding for the quarter ended June 30, 2015, adjusted for a distribution ratio of one share of B&W common stock for every two shares of BWC common stock.

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations	$(63,490)	$4,069	$(52,983)	$15,373
Income from discontinued operations, net of tax	—	1,418	—	2,803
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$(63,490)	$5,487	$(52,983)	$18,176

Weighted average shares used to calculate basic earnings per share	50,603	53,560	51,115	53,474
Dilutive effect of stock options, restricted stock and performance shares (1) (2)	—	227	—	206
Weighted average shares used to calculate diluted earnings per share	50,603	53,787	51,115	53,680

Basic earnings (loss) per share:
Continuing operations	$(1.25)	$0.08	$(1.04)	$0.29
Discontinued operations	—	0.02	—	0.05
Basic earnings (loss) per share	$(1.25)	$0.10	$(1.04)	$0.34

Diluted earnings (loss) per share:
Continuing operations	$(1.25)	$0.08	$(1.04)	$0.29
Discontinued operations	—	0.02	—	0.05
Diluted earnings (loss) per share	$(1.25)	$0.10	$(1.04)	$0.34
(1) We excluded 747 thousand and 670 thousand shares from the weighted average shares outstanding to calculate diluted EPS for the quarter and six months ended June 30, 2016, respectively, as the Company had a net loss during both periods.
(2) We excluded 1.2 million stock options from the diluted share calculation at June 30, 2015, as their effect would have been anti-dilutive.

NOTE 4 – SHARE REPURCHASES

On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during 2015, and 0.7 million and 2.5 million shares of our common stock for $15.1 million and $49.8 million during the three and six months ended June 30, 2016, respectively. We repurchased an additional 0.5 million shares of our common stock for $7.1 million during the period from July 1, 2016 through August 9, 2016. We are authorized to repurchase up to $18.8 million more of our common stock through June 8, 2017.

Any shares purchased that were not part of our publicly announced plan are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

NOTE 5 – SEGMENT REPORTING

Through June 30, 2016, our operations are assessed based on three reportable segments:

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

•	Industrial Environmental: Original equipment and related maintenance and aftermarket parts for industrial air pollution control systems and coating and drying equipment for a wide range of industries.

An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Global Power	$127,245	$157,373	$257,728	$281,259
Global Services	217,958	236,720	459,125	468,894
Industrial Environmental	38,005	43,392	70,471	84,487
	383,208	437,485	787,324	834,640
Gross profit (loss):
Global Power	(9,068)	26,676	15,302	47,104
Global Services	53,633	46,308	101,825	99,595
Industrial Environmental	10,986	8,900	18,580	18,582
Mark to market adjustment included in cost of operations	(29,499)	—	(29,499)	—
	26,052	81,884	106,208	165,281
Research and development costs	(3,070)	(3,962)	(5,912)	(8,480)
Losses (gains) on asset disposals and impairments, net	(6)	(9,009)	15	(9,027)
Selling, general and administrative expenses	(62,928)	(58,809)	(121,663)	(115,902)
Restructuring activities and spin-off transaction costs	(31,616)	(6,212)	(35,626)	(8,566)
Equity in income (loss) of investees	(616)	967	2,060	(1,104)
Mark to market adjustment included in selling, general and administrative expenses	(401)	—	(401)	—
Operating income (loss)	$(72,585)	$4,859	$(55,319)	$22,202

Beginning with the quarter ending September 30, 2016, we will reorganize our segments. We will consolidate our Global Services segment with the Global Power segment, exclusive of the Global Power segment's renewable business, into a single Power segment. All renewable energy related activities, including our subsidiary Babcock & Wilcox Vølund A/S, will be consolidated into a Renewable segment. This new structure will allow for a Power segment focus on efficiency and support for our traditional customer base, while the Renewable segment focuses solely on renewable project execution and worldwide growth. Our third segment, Industrial, will include the B&W MEGTEC and B&W SPIG businesses, each of which are focused on selling engineered solutions to industrial markets (the acquisition of SPIG occurred on July 1, 2016, see Note 20). Beginning with the quarter ending September 30, 2016, our historical financial results will be restated to conform with our new reportable segments.

As of June 30, 2016, we assessed our intangible assets for impairment, including goodwill, and concluded we did not have any intangible asset impairment based on our qualitative assessment that it is not more likely than not that the fair value of our intangible assets are less than their carrying amounts. We will perform our annual goodwill impairment test after the segment reorganization.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure the Company's power business in advance of significantly lower demand now projected for U.S. power generation from coal. The new organizational structure includes a redesigned work flow to provide an effective, flexible organization that can adapt to the changing market conditions and volumes. The $29.4 million charge we recorded for these second quarter restructuring activities is primarily related to employee severance of $13.5 million and non-cash impairment of the long-lived assets at B&W’s one coal power plant of $14.6 million. Other costs associated with the restructuring of $1.3 million are related to organizational realignment of personnel and processes. The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the now lower projected demand in the US coal-fired power generation market. The segments affected by these restructuring actions are primarily Global Services and the portions of Global Power that will become the new Power segment as described in Note 5. We also recognized changes in valuation allowances associated with our deferred tax assets as a result of the impact of these restructuring activities (see Note 7). We expect additional restructuring charges of up to $18 million primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 Restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $1.1 million and $5.3 million during the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $7.7 million for the six months ended June 30, 2016 and 2015, respectively. We expect additional restructuring charges of up to $9 million primarily related to facility demolition and consolidation activities, which will largely be completed during the second half of 2016. The full benefits of the pre-2016 restructuring activities may not be fully achieved based on the lower demand now projected in the coal-fired power generation market.

Restructuring liabilities

Activity related to the restructuring liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period(1)	$160	$2,504	$740	$5,086
Restructuring expense(2)	15,877	1,136	18,024	1,199
Payments	(4,053)	(1,457)	(6,780)	(4,102)
Balance at June 30	$11,984	$2,183	$11,984	$2,183

(1)
For the three month periods ended June 30, 2016 and 2015, the balance at the beginning of the period is as of March 31, 2016 and 2015, respectively. For the six month periods ended June 30, 2016 and 2015, the balance at the beginning of the period is as of December 31, 2015 and December 31, 2014, respectively.

(2)
Excludes charges for long-lived asset impairment of $14.6 million for the three and six months ended June 30, 2016. Accelerated depreciation and long-lived asset impairment charges of $4.2 million and $6.5 million were excluded from the three and six months ended June 30, 2015, respectively. These non-cash charges did not impact the restructuring liability.

At June 30, 2016 and 2015, the remaining unpaid restructuring liabilities relate to employee termination benefits.

Spin-off transaction costs

In the quarter and six months ended June 30, 2016, we incurred $1.1 million and $3.0 million, respectively, of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to employee retention awards.

In the quarter and six months ended June 30, 2015, we incurred $0.9 million of costs directly related to the spin-off from our former Parent.

NOTE 7 – PROVISION FOR INCOME TAXES

Our effective tax rate for the quarter ended June 30, 2016 was approximately 12.5% as compared to 18.2% for the quarter ended June 30, 2015. Our effective tax rate for the quarter ended June 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, which were recorded in connection with our restructuring activities announced June 28, 2016, and to the jurisdictional mix of our income and losses. Our effective tax rate for the quarter ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of income and losses.

Our effective tax rate for the six months ended June 30, 2016 was approximately 4.4% as compared to 29.9% for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate due to the same reasons noted above for the quarter ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated and combined statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters in 2016 and 2015 were as follows:

(In thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income (loss)	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	(17,753)	(25)	3,359	(1,102)	(15,521)
Other comprehensive income (loss) before reclassifications	(11,566)	(7)	778	37	(10,758)
Amounts reclassified from AOCI to net income (loss)	—	—	(651)	58	(593)
Net current-period other comprehensive income (loss)	(11,566)	(7)	127	95	(11,351)
Balance at June 30, 2016	$(29,319)	$(32)	$3,486	$(1,007)	$(26,872)

(In thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2014	$11,551	$(22)	$(123)	$(1,032)	$10,374
Other comprehensive income (loss) before reclassifications	(10,923)	(1)	(215)	—	(11,139)
Amounts reclassified from AOCI to net income (loss)	—	1	1,916	71	1,988
Net current-period other comprehensive income (loss)	(10,923)	—	1,701	71	(9,151)
Balance at March 31, 2015	628	(22)	1,578	(961)	1,223
Other comprehensive income (loss) before reclassifications	2,214	11	(2,004)	—	221
Amounts reclassified from AOCI to net income (loss)	—	1	(338)	66	(271)
Net current-period other comprehensive income (loss)	2,214	12	(2,342)	66	(50)
Balance at June 30, 2015	$2,842	$(10)	$(764)	$(895)	$1,173
The amounts reclassified out of AOCI by component and the affected condensed consolidated and combined statements of operations line items are as follows (in thousands):

AOCI Component	Line Items in the Condensed Consolidated and Combined Statements of Operations Affected by Reclassifications from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivative financial instruments	Revenues	$1,261	$(40)	$2,584	$22
	Cost of operations	10	(2)	33	98
	Other-net	(578)	(33)	(620)	(32)
	Total before tax	693	(75)	1,997	88
	Provision for income taxes	(42)	23	(343)	(5)
	Net income (loss)	$651	$(52)	$1,654	$83

Amortization of prior service cost on benefit obligations	Cost of operations	$(95)	$(100)	$309	$(200)
	Provision for income taxes	37	37	(428)	80
	Net income (loss)	$(58)	$(63)	$(119)	$(120)

Realized gain on investments	Other-net	$—	$(2)	$(1)	$(3)
	Provision for income taxes	—	1	—	1
	Net income (loss)	$—	$(1)	$(1)	$(2)

NOTE 9 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Held by foreign entities	$189,860	$221,151
Held by United States entities	61,142	144,041
Cash and cash equivalents	$251,002	$365,192

Reinsurance reserve requirements	$29,324	$33,404
Restricted foreign accounts	4,806	3,740
Restricted cash and cash equivalents	$34,130	$37,144

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials and supplies	$64,119	$68,684
Work in progress	9,676	7,025
Finished goods	19,792	14,410
Total inventories	$93,587	$90,119

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

We have designated all of our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2016 and 2015, we had deferred approximately $3.5 million and $(0.3) million, respectively, of net gains (losses) on these derivative financial instruments in AOCI. We expect to recognize substantially all of this amount in the next twelve months.

At June 30, 2016, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $109.5 million and $74.3 million at June 30, 2016 and December 31, 2015, respectively, with maturities extending to August 2017. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivatives
(In thousands)	June 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$4,742	$1,545
Other assets	729	688
Accounts payable	133	17

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$126	$72
Accounts payable	414	101
Other liabilities	15	—
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$847	$(3,382)	$4,057	$(455)
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	1,261	(40)	2,584	22
Cost of operations	10	(2)	33	98
Other-net	(578)	(33)	(620)	(32)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	1,219	(136)	1,801	1,009

Derivatives not designated as hedges:
Forward contracts
Gain (loss) recognized in income by location:
Other-net	$(303)	$181	$(413)	$398

NOTE 12 – FAIR VALUE MEASUREMENTS

The following table summarizes our financial assets and liabilities carried at fair value, all of which were valued using inputs based upon quoted prices for similar instruments in active markets (known as "Level 2" inputs in the fair value hierarchy established by the Financial Accounting Standards Board ("FASB") Topic Fair Value Measurements and Disclosures).

(in thousands)	June 30, 2016	December 31, 2015
Available-for-sale securities
Commercial paper	$8,012	$3,996
Certificates of deposit	1,000	—
Mutual funds	1,118	1,093
Total fair value of available-for-sale securities	$10,130	$5,089

Derivatives
Forward contracts outstanding to purchase or sell foreign currencies	$5,034	$2,186

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

Other financial instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•
Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated and combined balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

•
Short-term line of credit. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2016 and December 31, 2015.

NOTE 13 – WARRANTY EXPENSE

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$39,847	$37,735
Additions	9,788	8,432
Expirations and other changes	(1,219)	(202)
Payments	(5,707)	(8,535)
Translation and other	36	(435)
Balance at end of period	$42,745	$36,995

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$205	$3,384	$589	$6,774	$6	$—	$12	$—
Interest cost	10,228	11,911	20,804	23,764	212	249	423	499
Expected return on plan assets	(15,255)	(16,677)	(30,182)	(33,355)	—	—	—	—
Amortization of prior service cost (credit)	111	100	253	200	—	—	—	—
Recognized net actuarial loss	29,900	—	29,900	—	—	—	—	—
Net periodic benefit cost (benefit)	$25,189	$(1,282)	$21,364	$(2,617)	$218	$249	$435	$499

In May 2016, the closure of our West Point, MS manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 resulted in a $1.1 million plan settlement. Each of these events also resulted in interim mark to market accounting for the pension plans. Mark to market adjustments in the three months ended June 30, 2016 were $24.1 million and $2.9 million for our United States and Canadian pension plans, respectively, based on a weighted-average discount rate of 3.89% and higher than expected returns on pension plan assets. The effects of these charges and mark to market adjustments are reflected in the $29.9 million "Recognized net actuarial loss" in the table above.

As discussed in Note 5, we have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 5 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating income (loss). The recognized net actuarial loss and the affected condensed consolidated and combined statements of operations line items are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of operations	$29,499	$—	$29,499	$—
Selling, general and administrative expenses	401	—	401	—
Total	$29,900	$—	$29,900	$—

We made contributions to our pension and other postretirement benefit plans totaling $1.3 million and $2.6 million during the three and six months ended June 30, 2016, respectively, as compared to $4.5 million and $6.6 million during the three and six months ended June 30, 2015, respectively.

NOTE 15 – CREDIT FACILITY

In connection with the spin-off, we entered into a credit agreement on May 11, 2015 (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs, issuance of letters of credit and other general corporate purposes. At June 30, 2016, we had no borrowings outstanding under the revolving credit facility and after giving effect to the leverage ratio and $94.3 million of letters of credit issued under the credit facility, we had approximately $217.1 million available for borrowings based on trailing-twelve-months EBITDA, as defined in our Credit Agreement.

The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At June 30, 2016, we were in compliance with all of the covenants set forth in the Credit Agreement.

NOTE 16 – CONTINGENCIES

On February 28, 2014, the Arkansas River Power Authority ("ARPA") filed suit against Babcock & Wilcox Power Generation Group, Inc. (now known as The Babcock & Wilcox Company and referred to herein as “BW PGG”) in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of BW PGG's delivery of a circulating fluidized bed boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract. We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. We also believe most of the alleged damages are expressly waived and/or capped in enforceable provisions of the 2005 contract. We cannot estimate the possible loss at this time; however, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. Discovery is substantially complete and there have been no substantive changes to our assessment of the outcome of this contingency during the second quarter of 2016. A trial date has been set for November 2016.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2016 and 2015, we paid the following for income taxes:

(in thousands)	2016	2015
Income taxes (net of refunds)	$10,955	$4,038

During the six months ended June 30, 2016 and 2015, we recognized the following non-cash activity in our condensed consolidated and combined financial statements:

(in thousands)	2016	2015
Accrued capital expenditures in accounts payable	$3,920	$658

NOTE 18 – RELATED PARTY TRANSACTIONS

Prior to June 30, 2015, we were a party to transactions with our former Parent and its subsidiaries in the normal course of operations. After the spin-off, we no longer consider the former Parent to be a related party. Transactions with our former Parent prior to the spin-off included the following:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Sales to our former Parent	$286	$911
Corporate administrative expenses	17,332	35,343

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

(In thousands)	Six Months Ended June 30, 2015
Sales to former Parent	$911

Corporate administrative expenses	35,343
Income tax allocation	11,872
Cash pooling and general financing activities	(91,015)
Cash contribution received at spin-off	125,300
Net transfer from former Parent per statement of cash flows	$80,589

NOTE 19 – DISCONTINUED OPERATIONS

We distributed assets and liabilities totaling $47.8 million associated with the NE segment to BWC in conjunction with the spin-off. We received corporate allocations from our former Parent of $1.3 million and $2.7 million during the quarter and six months ended June 30, 2015, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.

The following table presents selected financial information regarding the results of operations of our former NE segment:

(In thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$30,377	$53,064

Income before income tax expense	1,743	3,358
Income tax expense	325	555
Income from discontinued operations, net of tax	$1,418	$2,803

NOTE 20 – SUBSEQUENT EVENTS

On July 1, 2016, the Company acquired SPIG S.p.A. ("SPIG"), an Arona, Italy-based global provider of custom-engineered cooling systems and services, for €155 million (or approximately $174 million) in an all-cash transaction, subject to customary adjustments related to differences in actual working capital and other net assets compared to pre-close estimates. We expect these adjustments will be made before the end of the third quarter of 2016. Purchase price adjustments associated with the SPIG acquisition are expected to be finalized in the second half of 2016.

SPIG provides comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services that are complementary to our core businesses in the industrial markets.

NOTE 21 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect the Company's financial statements in the future are summarized as follows:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize almost all leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The new accounting standard is effective for the Company beginning in 2019. We do not expect the new accounting standard to have a significant impact on the Company’s financial results when adopted.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The FASB amended its new revenue recognition guidance on determining whether an entity is a principal or an agent in an arrangement (i.e., whether it should report revenue gross or net). In addition, the FASB voted to propose eight technical corrections related to the revenue standard, the majority of which involve consequential amendments to other accounting topics affected by the revenue standard. In addition to ASU 2016-08, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This update finalized the guidance in the new revenue standards regarding collectability, noncash consideration, presentation of sales tax and transition for customer contracts. The new accounting standards associated with revenue recognition are effective for the Company beginning in 2018. We are currently assessing the impact that adopting this new accounting standard will have on the Company's financial statements.

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

OVERVIEW OF RESULTS

In this report, unless the context otherwise indicates, "B&W," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

Revenue in the second quarter of 2016 in each of our segments was lower due to volume and general market conditions in North America. In the Global Power segment, we recorded a $31.7 million loss from a change in estimate of the forecasted cost to complete a renewable energy contract in Europe related to a design deficiency that required re-engineering, on-site rework and delivery delay. The project is approximately 73% complete as of June 30, 2016, and B&W's performance on this contract is expected to be completed by early 2017. In our Global Services segment, we improved gross profit on lower revenue as construction services net project performance and project close-outs more than offset the lower volume in parts and other services caused by a decline in market demand from the coal-fired power generation industry. In our Industrial Environmental segment, gross profit increased because of lower amortization of intangible assets, strong execution and improved margins on aftermarket sales.

On June 28, 2016, we announced actions to restructure our business that serves the power generation market in advance of lower demand now projected for U.S. power generation from coal. This restructuring reduces the size of our organization that supports the coal market by approximately 20% and reorganizes how we support the power market. The new organizational structure includes a redesigned work flow to provide an effective, flexible organization that can adapt to the changing market conditions and volumes. The $29.4 million charge we recorded for these second quarter restructuring activities is primarily related to employee severance of $13.5 million and non-cash impairment of the long-lived assets at B&W’s one coal power plant of $14.6 million. Also related to these restructuring activities, we recorded non-cash income tax expense of $13.1 million related to increasing valuation allowances on deferred tax assets associated with our equity investment in a foreign joint venture and certain state net operating loss carryforwards.

On July 1, 2016, we acquired SPIG S.p.A. ("SPIG"), an Arona, Italy-based global provider of custom-engineered cooling systems and services, for €155 million (or approximately $174 million) in an all-cash transaction, subject to customary adjustments related to differences in actual working capital and other net assets compared to pre-close estimates. SPIG provides comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services that are complementary to our core businesses in the industrial markets.

Year-over-year comparisons of our results are also significantly affected by:

•
$29.9 million actuarially determined mark to market pension loss in the second quarter of 2016 triggered by the closure of our West Point, MS manufacturing facility in May 2016 that resulted in a curtailment in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 that resulted in a plan settlement. The impact of these charges plus the mark to market adjustments on our U.S. pension plan and Canadian pension plan were $25.9 million and $4.0 million, respectively.

•
$1.1 million and $3.2 million of restructuring costs related to pre-2016 initiatives in the quarter and six months ended June 30, 2016, respectively, compared to $5.3 million and $7.7 million in the quarter and six months ended June 30, 2015, respectively. These previously announced restructuring initiatives were intended to better position us for growth and profitability through facility consolidation and organizational efficiency initiatives.

•	$1.9 million of acquisition costs included in selling, general and administrative were incurred in the quarter ended June 30, 2016 related to the acquisition of SPIG.

•
$1.1 million and $3.0 million of costs directly related to the spin-off from our former Parent were incurred in the quarter and six months ended June 30, 2016, respectively, compared to $0.9 million in the quarter and six months ended June 30, 2015. The costs were primarily attributable to employee retention awards and other spin-related costs.

•
$9.0 million of impairment charges in the second quarter of 2015 primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable.

•
$1.3 million and $2.7 million of pre-spin allocations from our former Parent were included in selling, general and administrative expense in the quarter and six months ended June 30, 2015, respectively, related to the discontinued NE segment because allocations are not eligible for inclusion in the results of discontinued operations.

Beginning with the quarter ending September 30, 2016, we will reorganize our segments. We will consolidate our Global Services segment with the Global Power segment, exclusive of the Global Power segment's renewable business, into a single Power segment. All renewable energy related activities, including our subsidiary Babcock & Wilcox Vølund A/S, will be consolidated into a Renewable segment. This new structure will allow for a Power segment focus on efficiency and support for our traditional customer base, and a Renewable segment focus solely on renewable project execution and worldwide growth. Our third segment, Industrial, will include the B&W MEGTEC and B&W SPIG businesses, each of which are focused on selling engineered solutions to industrial markets (the acquisition of SPIG occurred on July 1, 2016, see Note 20). Beginning with the quarter ending September 30, 2016, our historical financial results will be restated to conform with our new reportable segments.

Through June 30, 2016, our operations are assessed based on three reportable segments:

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

•	Industrial Environmental: Original equipment and related maintenance and aftermarket parts for industrial air pollution control systems and coating and drying equipment for a wide range of industries.

Our second quarter and year to date segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2016 VS. 2015

Selected financial highlights are presented in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues:
Global Power	$127,245	$157,373	$(30,128)	$257,728	$281,259	$(23,531)
Global Services	217,958	236,720	(18,762)	459,125	468,894	(9,769)
Industrial Environmental	38,005	43,392	(5,387)	70,471	84,487	(14,016)
	383,208	437,485	(54,277)	787,324	834,640	(47,316)
Gross profit (loss):
Global Power	(9,068)	26,676	(35,744)	15,302	47,104	(31,802)
Global Services	53,633	46,308	7,325	101,825	99,595	2,230
Industrial Environmental	10,986	8,900	2,086	18,580	18,582	(2)
Mark to market adjustment included in cost of operations	(29,499)	—	(29,499)	(29,499)	—	(29,499)
	26,052	81,884	(55,832)	106,208	165,281	(59,073)
Research and development costs	(3,070)	(3,962)	892	(5,912)	(8,480)	2,568
Losses (gains) on asset disposals and impairments, net	(6)	(9,009)	9,003	15	(9,027)	9,042
Selling, general and administrative expenses	(62,928)	(58,809)	(4,119)	(121,663)	(115,902)	(5,761)
Restructuring activities and spin-off transaction costs	(31,616)	(6,212)	(25,404)	(35,626)	(8,566)	(27,060)
Equity in income (loss) of investees	(616)	967	(1,583)	2,060	(1,104)	3,164
Mark to market adjustment included in selling, general and administrative expenses	(401)	—	(401)	(401)	—	(401)
Operating income (loss)	$(72,585)	$4,859	$(77,444)	$(55,319)	$22,202	$(77,521)

Consolidated and combined results of operations

Three months ended June 30, 2016 vs. 2015

Revenues decreased by 12%, or $54.3 million, to $383.2 million in the quarter ended June 30, 2016 as compared to $437.5 million for the corresponding quarter in 2015 due primarily to a change in estimate of the forecasted cost to complete a Global Power renewable energy contract in Europe, which adversely affected revenue by $26.4 million and decreases in volumes in our Global Services and Industrial Environmental segments, as discussed in more detail in the following sections.

Gross profit decreased by 68%, or $55.8 million, to $26.1 million in the quarter ended June 30, 2016 as compared to $81.9 million for the corresponding quarter in 2015. The primary drivers of the decrease are the $31.7 million charge related to a change in estimate on a Global Power contract and a $29.5 million mark to market adjustment during the second quarter of 2016. These drivers are discussed in more detail in the "Global Power" and the "Mark to Market Adjustments For Pension and Other Postretirement Benefit Plans" sections below.

Equity in income (loss) of investees during the second quarter of 2016 decreased $1.6 million to a loss of $0.6 million compared to income of $1.0 million in the second quarter of 2015. The decrease in equity income of investees during the second quarter of 2016 is attributable primarily to our Chinese joint venture's performance this quarter.

Six months ended June 30, 2016 vs. 2015

Revenues decreased by 5.7%, or $47.3 million, to $787.3 million in the six months ended June 30, 2016 as compared to $834.6 million for the corresponding period in 2015, due primarily to a change in estimate of the forecasted cost to complete a

Global Power renewable energy contract in Europe, which adversely affected revenue by $26.4 million and decreases in volumes in our Global Services and Industrial Environmental segments, as discussed in more detail in the following sections.

Gross profit decreased by 35.7%, or $59.1 million, to $106.2 million in the six months ended June 30, 2016 as compared to $165.3 million for the corresponding period in 2015. The primary drivers of the decrease are the $31.7 million charge related to a change in estimate on a Global Power contract and a $29.5 million mark to market adjustment during the second quarter of 2016. These drivers are discussed in more detail in the "Global Power" and "Mark to Market Adjustments For Pension and Other Postretirement Benefit Plans" sections below.

Equity in income of investees during the first six months of 2016 increased $3.2 million to $2.1 million as compared to the $1.1 million loss in the corresponding period in 2015. The increase in equity income of investees is attributable primarily to their project performance and increased new-build steam generation volume.

The performance drivers of each segment as well as other operating costs are discussed in more detail below.

Global Power

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$127,245	$157,373	$(30,128)	$257,728	$281,259	$(23,531)
Gross profit (loss)	$(9,068)	$26,676	$(35,744)	$15,302	$47,104	$(31,802)
% of revenues	(7.1)%	17.0%		5.9%	16.7%

Three months ended June 30, 2016 vs. 2015

Revenues decreased 19.1%, or $30.1 million, to $127.2 million in the quarter ended June 30, 2016, compared to $157.4 million in the corresponding quarter in 2015. During the second quarter of 2016, we recorded a $31.7 million charge related to a change in estimate of the forecasted cost to complete a renewable energy contract in Europe, that adversely affected revenue by $26.4 million during the quarter, including the reversal of $6.8 million of revenue that had been recognized through the first quarter of 2016. The revenue decrease was also attributable to a $27.9 million decrease in sales of new build environmental and steam generation equipment, offset by a $24.0 million increase in revenue associated with other renewable energy projects.

Gross profit decreased 134.0%, or $35.7 million, to a loss of $9.1 million in the quarter ended June 30, 2016, compared to gross profit of $26.7 million in the corresponding quarter in 2015. The decrease in gross profit was primarily related to a $31.7 million charge discussed above and a $4.0 million decrease related to lower volumes of new build environmental and steam generation equipment and lower net project performance associated with other new build energy projects.

Six months ended June 30, 2016 vs. 2015

Revenues decreased 8.4%, or $23.5 million, to $257.7 million in the six months ended June 30, 2016, compared to $281.3 million in the corresponding period in 2015. During the six months ended June 30, 2016, we recorded a $31.7 million charge related to a change in estimate of the forecasted cost to complete a renewable energy contract in Europe, that adversely affected revenue by $26.4 million. The revenue decrease was also attributable to a $34.4 million decrease in sales of new build environmental and steam generation equipment, offset by a $37.1 million increase in revenue associated with renewable energy projects.

Gross profit decreased 67.5%, or $31.8 million, to $15.3 million in the six months ended June 30, 2016, compared to $47.1 million in the corresponding period in 2015. The decrease in gross profit was primarily related to the $31.7 million charge discussed above.

Global Services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$217,958	$236,720	$(18,762)	$459,125	$468,894	$(9,769)
Gross profit	$53,633	$46,308	$7,325	$101,825	$99,595	$2,230
% of revenues	24.6%	19.6%		22.2%	21.2%

Three months ended June 30, 2016 vs. 2015

Revenues decreased 7.9%, or $18.8 million, to $218.0 million in the quarter ended June 30, 2016, compared to $236.7 million in the corresponding quarter in 2015. The decrease in revenue was primarily attributable to a $16.5 million decrease in parts sales and an $11.0 million decrease in revenue from our Canadian oil sands contract, which was delayed past 2016 due to wildfires in the region. The decreases were offset by a $4.9 million increase in service project revenue and a $3.3 million increase in construction revenues.

Gross profit increased 15.8%, or $7.3 million, to $53.6 million in the quarter ended June 30, 2016, compared to $46.3 million in the corresponding quarter in 2015. The primary drivers of the increase in gross profit were the $15.3 million improvement in net project performance and project close-outs of construction services, which were partially offset by a $6.9 million decrease in gross profit from the mix of service projects and lower parts volumes during the quarter.

Six months ended June 30, 2016 vs. 2015

Revenues decreased 2.1%, or $9.8 million, to $459.1 million in the six months ended June 30, 2016, compared to $468.9 million in the corresponding period in 2015. The decrease in revenue was primarily attributable to a $20.1 million decrease in parts sales and an $11.0 million decrease in revenue from our Canadian oil sands contract, which were delayed past 2016 due to wildfires in the region. The decreases were offset by a $21.6 million increase in construction revenues due to the timing of project close-outs.

Gross profit increased 2.2%, or $2.2 million, to $101.8 million in the six months ended June 30, 2016, compared to $99.6 million in the corresponding period in 2015. The primary drivers of the increase in gross profit were the $14.7 million improvement in net project performance and project close-outs of construction services, which were offset by lower gross profit from the mix of service projects and lower parts volumes during the first six months of 2016.

Industrial Environmental

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$38,005	$43,392	$(5,387)	$70,471	$84,487	$(14,016)
Gross profit	$10,986	$8,900	$2,086	$18,580	$18,582	$(2)
% of revenues	28.9%	20.5%		26.4%	22.0%

Three months ended June 30, 2016 vs. 2015

Revenues decreased 12.4%, or $5.4 million, to $38.0 million in the quarter ended June 30, 2016, compared to $43.4 million in the corresponding quarter in 2015. Revenues decreased primarily due to $4.1 million lower engineered equipment sales volumes. The overall decrease in revenue is attributable to a decline in demand in the industrials market in the Americas during the quarter.

Gross profit increased 23.4%, or $2.1 million, to $11.0 million in the quarter ended June 30, 2016, compared to $8.9 million in the corresponding quarter in 2015. Gross profit benefited from $2.6 million less amortization expense during the second quarter of 2016 as our backlog intangible asset was fully amortized as of June 30, 2015. Excluding the impact of intangible amortization expense during 2015, gross profit decreased during the second quarter of 2016 primarily due to the decline in volume.

Six months ended June 30, 2016 vs. 2015

Revenues decreased 16.6%, or $14.0 million, to $70.5 million in the six months ended June 30, 2016, compared to $84.5 million in the corresponding period in 2015. Revenues decreased primarily due to a $9.9 million decline in environmental solutions product sales volumes and a $5.1 million reduction in engineered equipment sales volumes. The overall decrease in revenue is attributable to a decline in demand in the industrials market in the Americas during the first six months of 2016.

Gross profit of $18.6 million was flat in the six months ended June 30, 2016, compared to the corresponding period in 2015. Gross profit benefited from $5.1 million less amortization expense during the six months ended June 30, 2016 as our backlog intangible asset was fully amortized as of June 30, 2015. In addition to the impact of intangible amortization expense during 2015, the decrease in the gross profit during the first six months of 2016 was attributable to a $3.8 million decline in environmental solutions margins and a $2.1 million decline in engineered products volume.

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

(In approximate millions)	June 30, 2016	December 31, 2015	June 30, 2015
Global Power	$1,094	$1,118	$1,185
Global Services	1,000	1,143	1,163
Industrial Environmental	60	67	96
Backlog	$2,154	$2,328	$2,444

Of the backlog at June 30, 2016, we expect to recognize revenues as follows:

(In approximate millions)	2016	2017	Thereafter	Total
Global Power	$361	$332	$401	$1,094
Global Services	215	150	635	1,000
Industrial Environmental	53	5	2	60
Backlog	$629	$487	$1,038	$2,154

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $3.1 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $5.9 million and $8.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in research and development expenses was a result of our decision to reduce the level of spending in-line with the lower demand in the coal power generation market compared to the same periods in 2015. The second quarter and first six months of 2016 also benefited from $0.5 million and $1.0 million less depreciation expense, respectively, resulting from the impairment of research and development equipment and facilities during 2015.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses increased by $4.1 million to $62.9 million for the three months ended June 30, 2016, as compared to $58.8 million for the corresponding period in 2015, primarily due to $4.1 million of additional stand-alone costs partially offset by reduced incentive compensation accruals. SG&A expenses increased by $5.8 million to $121.7 million for the six months ended June 30, 2016, as compared to $115.9 million for the corresponding period in 2015 primarily due to additional stand-alone costs of approximately $7.8 million, partially offset by reduced incentive compensation accruals. Additional stand-alone costs were for administrative functions that were shared with the former Parent before the June 30, 2015 spin-off. The stand-alone costs to operate our business as an independent public entity are expected to exceed the historical allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management.

Also, as discussed in Note 1 to the condensed consolidated and combined financial statements, we distributed assets and liabilities totaling $47.8 million associated with our former NE segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent which totaled approximately $1.3 million and $2.7 million during the second quarter and six months ended June 30, 2015, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of SG&A expenses in the results from our continuing operations for the second quarter of 2015 because allocations are not eligible for inclusion in discontinued operations.

Restructuring

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure the Company's power business in advance of lower demand now projected for U.S. power generation from coal. The new organizational structure includes a redesigned work flow to provide an effective, flexible organization that can adapt to the changing market conditions and volumes. The $29.4 million charge we recorded for these second quarter restructuring activities is primarily related to employee severance of $13.5 million and non-cash impairment of the long-lived assets at B&W’s one coal power plant of $14.6 million. Other costs associated with the restructuring of $1.3 million are related to organizational realignment of personnel and processes. The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the now lower projected demand in the US coal-fired power generation market. We expect additional restructuring charges of up to $18 million primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 Restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $1.1 million and $5.3 million during the three months ended June 30, 2016 and 2015, respectively, and $3.0 million and $7.7 million for the six months ended June 30, 2016 and 2015, respectively. We expect additional restructuring charges of up to $9 million primarily related to facility demolition and consolidation activities, which will largely be completed during the second half of 2016. The full benefits of the pre-2016 restructuring activities may not be fully achieved based on lower market demand now projected in the coal-fired power generation market.

Spin-off Transaction Costs

In the quarter ended June 30, 2016, we incurred $1.1 million of costs directly related to the spin-off from our former Parent. For the six months ended June 30, 2016, we incurred $3.0 million of costs directly related to the spin-off from our former parent. The costs were primarily attributable to employee retention awards. Costs associated with the spin-off that were incurred during the first half of 2015 were borne by our former Parent.

Mark to Market Adjustments For Pension and Other Postretirement Benefit Plans

We recognize actuarial gains and losses for our pension and other postretirement benefit plans into earnings as a component of net periodic benefit cost, which affect both our cost of operations and SG&A. In May 2016, the closure of our West Point, MS manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 resulted in a $1.1 million plan settlement. Each of these events also resulted in interim mark to market accounting for the pension plans. Mark to market adjustments in the three months ended June 30, 2016 were $24.1 million and $2.9 million for our United States and Canadian pension plans, respectively, based on a weighted-average discount rate of 3.89% and higher than expected returns on pension plan assets. The effects of these charges and mark to market adjustments on our cost of operations and SG&A are detailed in Note 14 to the condensed consolidated and combined financial statements. We may have additional interim mark to market adjustments during the second half of 2016 as a result of remeasurement events such as plan settlements or amendments, the impact of which are dependent on future events and/or market inputs that are not reasonably estimable at this time. There was no mark to market gain or loss associated with our pension and other postretirement benefit plans in the first half of 2015. We exclude recognized actuarial gains and losses associated with our pension and other postretirement benefit plans from the results of our reportable segments.

Provision for income taxes

	Three months ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Income from continuing operations before income taxes	$(72,433)	$5,042	$(77,475)	$(55,214)	$22,090	$(77,304)
Income tax provision	$(9,033)	919	$(9,952)	$(2,407)	6,611	$(9,018)
Effective tax rate	12.5%	18.2%		4.4%	29.9%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Denmark, Canada, Sweden, Mexico, Germany and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. Income from continuing operations before provision for income taxes generated in the United States and foreign locations for the quarters ended June 30, 2016 and 2015 is presented in the table below.

	Three months ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
United States	$(40,754)	$(3,275)	$(29,826)	$10,328
Other than United States	(31,679)	8,317	(25,388)	11,762
Income from continuing operations before income taxes	$(72,433)	$5,042	$(55,214)	$22,090

Our effective tax rate for the quarter ended June 30, 2016 was approximately 12.5% as compared to 18.2% for the quarter ended June 30, 2015. Our effective tax rate for the quarter ended June 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to changes in the jurisdictional mix of our forecasted full year income and losses, which were significantly affected by the mid-year mark to market adjustments and the charge from the renewable energy contract in Europe. Our effective tax rate for the quarter ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our forecasted full year income and losses.

Our effective tax rate for the six months ended June 30, 2016 was approximately 4.4% as compared to 29.9% for the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to the jurisdictional mix of our forecasted full year income and losses, as described above. Our effective tax rate for the six months ended June 30, 2015 was lower than our statutory rate primarily due to the jurisdictional mix of our forecasted full year income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

Liquidity and capital resources

Of our $251.0 million of unrestricted cash and cash equivalents at June 30, 2016, approximately $189.9 million, or 76%, is held by foreign entities. On July 1, 2016, we disbursed approximately $174 million to acquire SPIG (see Note 20 to the condensed consolidated and combined financial statements). In general, the remaining foreign cash balances are not available to fund our United States operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the United States as our United States liquidity is sufficient to meet the cash requirements of our United States operations.

We continue to explore growth strategies across our segments through acquisitions to expand and complement our existing businesses. We would expect to fund these opportunities by cash on hand, external financing (including debt), equity or some combination thereof. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity to be sufficient to meet our liquidity needs for at least twelve months from the date of this filing.

Our net cash used in operations was $15.8 million during the six months ended June 30, 2016, compared to cash provided by operations of $55.6 million during the six months ended June 30, 2015. The change is primarily attributable to lower net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In addition, a $27.8 million net decrease in accounts receivable, contracts in progress and advanced billings largely due to timing of billings and stage of completion of large, ongoing projects in our Global Power segment contributed to the decrease in operating cash flows. Based on the timing of project billing milestones, we expect to generate positive operating cash flows for the full-year 2016.

Our net cash used in investing activities was $42.4 million in the six months ended June 30, 2016 and $17.2 million in the six months ended June 30, 2015. This increase in net cash used in investing activities was primarily attributable to the $26.2 million we contributed in April 2016 to increase our interest in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES”), our joint venture in India, for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost (our joint venture partner contributed the same amount to TBWES). TBWES subsequently used the cash contributed by the joint venture partners to pay-off all of its existing debt, including the long-term bank debt obtained in 2011 to finance the construction of the manufacturing facility TBWES operates in India and its working capital bank loan.

Our net cash used in financing activities was $51.5 million in the six months ended June 30, 2016, compared to $80.6 million provided by financing activities for the six months ended June 30, 2015. The net cash used in financing activities in the six months ended June 30, 2016 was primarily for the repurchase of our shares of common stock during the period. The net cash provided by financing activities in the six months ended June 30, 2015 reflects the net cash transferred from our former Parent during the period.

Credit facility

At June 30, 2016, we had no borrowings outstanding under our revolving credit facility, and after giving effect to the leverage ratio and $94.3 million of letters of credit issued under the revolving credit facility, we had approximately $217.1 million available for borrowings or to meet letter of credit requirements primarily based on trailing-twelve-months EBITDA, as defined in our Credit Agreement. At June 30, 2016, we were in compliance with all of the covenants set forth in our revolving credit facility.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of June 30, 2016 was $196.7 million.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $554.3 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see "Critical Accounting Policies" in our Annual Report on Form 10-K. There have been no significant changes to our policies during the quarter ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

We are in the process of implementing a new general ledger software system. The new system replaces the legacy system used by components of our Global Power and Global Services segments as part of the transition services arrangement we had with our former Parent. During the three months ended June 30, 2016, certain of our United States business components completed the implementation. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. We will implement additional information systems or modules including human resources and financial planning in a phased approach throughout the remainder of 2016.

Although the processes that constitute our internal control over financial reporting have been affected by the system implementation, we do not believe the implementation of the general ledger software system has had or will have a material adverse effect on our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has taken steps to ensure that appropriate internal controls are designed and implemented. The new system was subject to extensive testing and data reconciliation during implementation.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 16 to the unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1, 2016 - April 30, 2016	324,430	$21.32	322,551	$34,179
May 1, 2016 - May 31, 2016	194,704	$21.74	193,985	$29,962
June 1, 2016 - June 30, 2016	247,113	$20.98	190,500	$25,966
Total	766,247		707,036

(1)
Includes 1,879, 719 and 56,613 shares repurchased during April, May and June 2016, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

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

Item 6. Exhibits

2.1
Sale and Purchase Agreement, by and among SPIG Holding S.p.A., Ambienta Cooling Technology S.r.l., the Shareholders of SPIG, S.p.A., and Babcock & Wilcox Enterprises, Inc., dated as of May 20, 2016 (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on form 8-K filed July 5, 2016 (File No. 001-36876))

10.1
Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders Party thereto

10.2
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on form 8-K filed May 6, 2016 (File No. 001-36876))

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

August 9, 2016		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)