Form 10-Q
period 2016-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2016-11-02
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at October 28, 2016 was 48,685,410.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PAGE

PART I - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated and Combined Financial Statements	3

Condensed Consolidated and Combined Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	3

Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	4

Condensed Consolidated and Combined Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	5

Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 – Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	36

Item 1A – Risk Factors	36

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4 – Mine Safety Disclosures	36

Item 6 – Exhibits	37

SIGNATURES	37

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$410,955	$419,977	$1,198,279	$1,254,617
Costs and expenses:
Cost of operations	337,198	342,055	1,018,314	1,011,414
Research and development costs	2,361	3,977	8,273	12,457
Losses (gains) on asset disposals and impairments, net	(2)	10	(17)	9,037
Selling, general and administrative expenses	60,697	62,637	182,761	178,539
Restructuring activities and spin-off transaction costs	2,395	2,713	38,021	11,279
Total costs and expenses	402,649	411,392	1,247,352	1,222,726
Equity in income (loss) of investees	2,827	1,047	4,887	(57)
Operating income (loss)	11,133	9,632	(44,186)	31,834
Other income (expense):
Interest income	115	138	656	420
Interest expense	(379)	(389)	(1,169)	(673)
Other – net	(241)	(1,326)	113	(1,436)
Total other income (expense)	(505)	(1,577)	(400)	(1,689)
Income (loss) before income tax expense	10,628	8,055	(44,586)	30,145
Income tax expense (benefit)	1,617	1,770	(790)	8,381
Income (loss) from continuing operations	9,011	6,285	(43,796)	21,764
Income from discontinued operations, net of tax	—	—	—	2,803
Net income (loss)	9,011	6,285	(43,796)	24,567
Net income attributable to noncontrolling interest	(117)	(116)	(293)	(222)
Net income (loss) attributable to shareholders	$8,894	$6,169	$(44,089)	$24,345
Amounts attributable to shareholders:
Income (loss) from continuing operations	$8,894	$6,169	$(44,089)	$21,542
Income from discontinued operations, net of tax	—	—	—	2,803
Net income (loss) attributable to shareholders	$8,894	$6,169	$(44,089)	$24,345

Basic earnings (loss) per share - continuing operations	$0.18	$0.11	$(0.87)	$0.40
Basic earnings per share - discontinued operations	—	—	—	0.05
Basic earnings (loss) per share	$0.18	$0.11	$(0.87)	$0.45

Diluted earnings (loss) per share - continuing operations	$0.18	$0.11	$(0.87)	$0.40
Diluted earnings per share - discontinued operations	—	—	—	0.05
Diluted earnings (loss) per share	$0.18	$0.11	$(0.87)	$0.45
Shares used in the computation of earnings per share:
Basic	49,621	53,758	50,613	53,569
Diluted	49,857	53,787	50,613	53,716
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, in thousands)	2016	2015	2016	2015
Net income (loss)	$9,011	$6,285	$(43,796)	$24,567
Other comprehensive income (loss):
Currency translation adjustments	2,811	(7,685)	(7,015)	(16,394)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	1,419	4,360	5,476	1,363
Income taxes	287	1,023	990	245
Unrealized gains on derivative financial instruments, net of taxes	1,132	3,337	4,486	1,118
Derivative financial instrument (gains) losses reclassified into net income	(1,519)	(474)	(3,516)	1,672
Income taxes	(272)	(115)	(615)	453
Reclassification adjustment for (gains) losses included in net income, net of taxes	(1,247)	(359)	(2,901)	1,219

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(25)	31	(49)	31
Income taxes	—	—	—	—
Unrealized gains (losses) on benefit obligations, net of taxes	(25)	31	(49)	31
Amortization of benefit plan costs (benefits)	15	1,108	(294)	1,337
Income taxes	7	1,048	(421)	1,140
Amortization of benefit plan costs (benefits), net of taxes	8	60	127	197

Investments:
Unrealized gains (losses) on investments	18	(65)	53	(50)
Income taxes	—	(35)	24	(30)
Unrealized gains (losses) on investments, net of taxes	18	(30)	29	(20)
Investment gains reclassified into net income	—	—	1	3
Income taxes	—	—	—	1
Reclassification adjustments for losses included in net income, net of taxes	—	—	1	2

Other comprehensive income (loss)	2,697	(4,646)	(5,322)	(13,847)
Total comprehensive income (loss)	11,708	1,639	(49,118)	10,720
Comprehensive loss attributable to noncontrolling interest	(218)	(38)	(370)	(169)
Comprehensive income (loss) attributable to shareholders	$11,490	$1,601	$(49,488)	$10,551
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited, in thousands, except per share amount)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$65,068	$365,192
Restricted cash and cash equivalents	28,874	37,144
Accounts receivable – trade, net	304,425	291,242
Accounts receivable – other	66,750	44,765
Contracts in progress	168,647	128,174
Inventories	99,453	90,119
Other current assets	39,384	21,548
Total current assets	772,601	978,184
Property, plant and equipment - gross	336,946	330,021
Accumulated depreciation	(197,919)	(184,304)
Net property, plant and equipment	139,027	145,717
Goodwill	271,302	201,069
Deferred income taxes	185,525	190,656
Investments in unconsolidated affiliates	113,435	92,196
Intangible assets	82,025	37,844
Other assets	15,308	17,379
Total assets	$1,579,223	$1,663,045

Revolving debt	$44,703	$2,005
Accounts payable	190,214	175,170
Accrued employee benefits	46,908	51,476
Advance billings on contracts	169,188	229,390
Accrued warranty expense	44,964	39,847
Other accrued liabilities	65,576	63,464
Total current liabilities	561,553	561,352
Accumulated postretirement benefit obligations	28,347	27,768
Pension liabilities	293,621	282,133
Other liabilities	53,287	43,365
Total liabilities	936,808	914,618
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 48,685 and 52,481 shares at September 30, 2016 and December 31, 2015, respectively	544	540
Capital in excess of par value	804,359	790,464
Treasury stock at cost, 5,592 and 1,376 shares at September 30, 2016 and December 31, 2015, respectively	(103,799)	(25,408)
Retained earnings (deficit)	(43,124)	965
Accumulated other comprehensive loss	(24,175)	(18,853)
Stockholders' equity attributable to shareholders	633,805	747,708
Noncontrolling interest	8,610	719
Total stockholders' equity	642,415	748,427
Total liabilities and stockholders' equity	$1,579,223	$1,663,045
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited, in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(43,796)	$24,567
Non-cash items included in net income (loss):
Depreciation and amortization	27,413	28,885
(Income) loss of equity method investees, net of dividends	(4,887)	57
Losses on asset disposals and impairments	14,906	11,335
Write-off of accrued claims receivable, net	—	7,832
Provision (benefit from) for deferred taxes	(7,613)	(1,485)
Recognition of losses for pension and postretirement plans	30,646	300
Stock-based compensation charges	13,899	2,482
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	49,082	(23,247)
Accrued insurance receivable	(15,000)	—
Contracts in progress and advance billings on contracts	(53,983)	48,549
Inventories	(7,990)	528
Income taxes	6,296	(12,235)
Accounts payable	(32,390)	(7,823)
Accrued and other current liabilities	(3,733)	26,872
Pension liabilities, accrued postretirement benefits and employee benefits	(21,206)	(7,075)
Other, net	8,601	(6,494)
Net cash from operating activities	(39,755)	93,048
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	8,270	1,627
Purchase of property, plant and equipment	(20,376)	(21,931)
Acquisition of business, net of $26.0 million cash acquired	(142,980)	—
Investment in equity method investees	(26,220)	—
Purchases of available-for-sale securities	(30,738)	(9,935)
Sales and maturities of available-for-sale securities	20,986	5,997
Other	(556)	(796)
Net cash from investing activities	(191,614)	(25,038)
Cash flows from financing activities:
Borrowings under our revolving credit facilities	75,465	—
Repayments of our revolving credit facilities	(42,248)	—
Repayments of SPIG revolving credit facilities after acquisition	(18,289)	—
Net transfers from our former Parent	—	80,589
Repurchase of shares of our common stock	(78,391)	(1,275)
Other	(1,166)	(256)
Net cash from financing activities	(64,629)	79,058
Effects of exchange rate changes on cash	(4,126)	(6,360)
Cash flow from continuing operations	(300,124)	140,708
Cash flows from discontinued operations:
Operating cash flows from discontinued operations, net	—	(25,194)
Investing cash flows from discontinued operations, net	—	(23)
Net cash flows from discontinued operations	—	(25,217)
Net increase (decrease) in cash and equivalents	(300,124)	115,491
Cash and equivalents, beginning of period	365,192	218,659
Cash and equivalents, end of period	$65,068	$334,150
See accompanying notes to condensed consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016

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

On June 8, 2015, The Babcock & Wilcox Company's ("BWC" or "former Parent") board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. On and prior to June 30, 2015, our financial position, operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also included certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC in connection with the spin-off. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our condensed consolidated and combined financial statements. Refer to Note 21 for more information about our discontinued operations.

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
Refer to Note 20 for a detailed description of transactions with other affiliates of BWC through June 30, 2015.

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

NOTE 2 – CONTRACTS AND REVENUE RECOGNITION

During the three and nine months ended September 30, 2016, we recorded charges of $14.0 million and $45.7 million, respectively, related to changes in our estimate of forecasted costs to complete a Renewable energy contract in Europe. Management concluded the change in estimate was a result of a deficiency in the piping design detected during the second quarter of 2016, which caused the contract to become a loss contract. During the third quarter of 2016, complexities associated with the nature of the remediation, combined with lower than expected labor efficiencies, extended the anticipated schedule. The project is approximately 79% complete as of September 30, 2016. We expect B&W's construction on the project will be completed in early 2017, with remaining commissioning and turnover activities linked to the customer's operation of the facilities through mid-2017. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by our performance and the performance of our subcontractors. Our estimated loss at completion as of September 30, 2016 represents our best estimate based on current information. As with all estimates to complete used to measure contract revenue, actual results could differ from our estimates. The change in estimate required the reversal of $6.8 million of revenue that had been recognized through the first quarter of 2016. In other accrued liabilities on our condensed consolidated and combined balance sheet at September 30, 2016 is a $7.8 million reserve for the estimated loss on this uncompleted contract. During the third quarter of 2016, we determined it was probable that we would receive 100 million Danish Krones ("DKK") ($15.0 million) insurance recovery for a portion of the losses on this contract, which represents the full amount available under the insurance policy. Accordingly, we recognized the insurance recovery as a reduction in costs during the third quarter of 2016 and recorded the insurance receivable in accounts receivable - other in the condensed consolidated and combined balance sheet at September 30, 2016.

We include claims for extra work or changes in scope of work in contract revenues to the extent of costs incurred and when we believe collection is probable. We recorded $2.3 million of claims revenue during the third quarter of 2015 and $1.2 million and $2.3 million in the nine months ended September 30, 2016 and 2015, respectively. In our condensed consolidated and combined balance sheets, we had no accrued claims receivable at September 30, 2016 and $2.3 million of claims receivable at December 31, 2015.

NOTE 3 – EARNINGS PER SHARE

On June 30, 2015, 53,719,878 shares of our common stock were distributed to BWC shareholders to complete our spin-off transaction. The basic and diluted weighted average shares outstanding were based on the weighted average number of BWC common shares outstanding for the period ending June 30, 2015, adjusted for a distribution ratio of one share of B&W common stock for every two shares of BWC common stock.

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations	$8,894	$6,169	$(44,089)	$21,542
Income from discontinued operations, net of tax	—	—	—	2,803
Net income attributable to Babcock & Wilcox Enterprises, Inc.	$8,894	$6,169	$(44,089)	$24,345

Weighted average shares used to calculate basic earnings per share	49,621	53,758	50,613	53,569
Dilutive effect of stock options, restricted stock and performance shares (1)	236	30	—	147
Weighted average shares used to calculate diluted earnings per share	49,857	53,787	50,613	53,716

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.11	$(0.87)	$0.40
Discontinued operations	—	—	—	0.05
Basic earnings (loss) per share	$0.18	$0.11	$(0.87)	$0.45

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.11	$(0.87)	$0.40
Discontinued operations	—	—	—	0.05
Diluted earnings (loss) per share	$0.18	$0.11	$(0.87)	$0.45
(1) We excluded 526 thousand shares from the weighted average shares outstanding to calculate diluted EPS for the nine months ended September 30, 2016 as the Company had a net loss during the period.

NOTE 4 – SHARE REPURCHASES

On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during 2015, and 1.6 million and 4.1 million shares of our common stock for $25.9 million and $75.7 million during the three and nine months ended September 30, 2016, respectively, which completed this program.

On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of November 2, 2016, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Any shares purchased that were not part of our publicly announced plan are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

NOTE 5 – SPIG ACQUISITION
On July 1, 2016, we acquired all of the outstanding stock of SPIG S.p.A. ("SPIG") for €155 million (approximately $172.1 million) in an all-cash transaction, which was subject to post-closing adjustments. During September 2016, €2.6 million (approximately $2.9 million) of the transaction price was returned to B&W based on the difference between the actual working capital and pre-close estimates. Transaction costs included in the purchase price associated with closing the acquisition of SPIG on July 1, 2016 were approximately $0.3 million.

Based in Arona, Italy, SPIG is a global provider of custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services that are complementary to our core businesses in the industrial markets. In the three months ended September 30, 2016, SPIG contributed $38.3 million of revenue and $4.2 million of gross profit to the Industrial segment.

We accounted for the SPIG acquisition using the acquisition method. All of the assets acquired and liabilities assumed were recognized at their estimated fair value as of the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Several valuation methods were used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we used the income method, which required us to forecast the expected future net cash flows for each intangible asset. These cash flows were then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the projected cash flows. Some of the more significant estimates and assumptions inherent in the income method include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's economic life and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also required judgment as different types of intangible assets will have different useful lives, or indefinite useful lives.

The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed, is detailed below. B&W is in the process of finalizing the purchase price allocation associated with the valuation of certain intangible assets and deferred tax balances; thus, the provisional measurements of intangible assets, goodwill and deferred income tax balances are subject to change. Purchase price adjustments are expected to be finalized by December 31, 2016.

(in thousands)	Estimated Acquisition Date Fair Value
Cash	$25,994
Accounts receivable	58,843
Contracts in progress	61,155
Inventories	2,554
Other assets	7,341
Property, plant and equipment	6,104
Goodwill	69,862
Identifiable intangible assets	55,164
Deferred income tax assets	5,550
Revolving debt	(27,530)
Current liabilities	(55,873)
Advance billings on contracts	(15,226)
Other noncurrent liabilities	(379)
Deferred income tax liabilities	(16,831)
Noncontrolling interest in joint venture	(7,754)
Net acquisition cost	$168,974
The goodwill arising from the purchase price allocation of the SPIG acquisition is believed to be a result of the synergies created from combining its operations with B&W's, and the growth it can provide from its wide scope of engineered cooling and service offerings and customer base. None of this goodwill is expected to be deductible for tax purposes.
The intangible assets included above consist of the following (dollar amount in millions):

(in thousands)	Estimated Fair Value	Weighted Average Estimated Useful Life (in Years)
Customer relationships	$12,217	9
Backlog	17,769	2
Trade names / trademarks	8,885	20
Technology	14,438	10
Non-compete agreements	1,666	3
Internally-developed software	189	3
Total amortizable intangible assets	$55,164
The acquisition of SPIG added $7.1 million of intangible asset amortization expense during the three months ended September 30, 2016. Amortization of intangible assets is not allocated to segment results.

Approximately $0.8 million and $2.8 million of acquisition and integration related costs of SPIG were recorded as selling, general and administrative expenses in the condensed consolidated and combined statement of operations for the three and nine months ended September 30, 2016, respectively.

The following unaudited pro-forma financial information below represents our results of operations for the three months ended September 30, 2015, twelve months ended December 31, 2015 and nine months ended September 30, 2015 and 2016 had the SPIG acquisition occurred on January 1, 2015. The unaudited pro-forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information should not be taken as representative of our future consolidated results of operations.

	Three Months Ended September 30,	Twelve Months Ended December 31,	Nine Months Ended September 30,
(in thousands)	2015	2015	2016	2015
Revenues	$462,954	$1,941,987	$1,321,446	$1,362,864
Net income (loss) attributable to B&W	1,614	12,047	(48,168)	12,051
Basic earnings per common share	0.03	0.23	(0.95)	0.22
Diluted earnings per common share	0.03	0.22	(0.95)	0.22

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•
A net increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $3.1 million in the three months ended September 30, 2015, $18.6 million in the year ended December 31, 2015, $(1.9) million in the nine months ended September 30, 2016 and $16.3 million in the nine months ended September 30, 2015.

•
Elimination of the historical interest expense recognized by SPIG of $0.2 million in the three months ended September 30, 2015, $0.7 million in the year ended December 31, 2015, $0.6 million nine months ended September 30, 2016 and $0.5 million in the nine months ended September 30, 2015.

•	Elimination of $6.5 million and $0.2 million in transaction related costs recognized in the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

NOTE 6 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Definite-lived intangible assets
Customer relationships	$48,001	$35,729
Unpatented technology	18,478	4,033
Patented technology	2,563	2,532
Tradename	18,813	9,909
Backlog	28,170	10,400
All other	10,167	7,504
Gross value of definite-lived intangible assets	126,192	70,107
Customer relationships amortization	(15,958)	(12,509)
Unpatented technology amortization	(2,349)	(1,471)
Patented technology amortization	(1,501)	(1,406)
Tradename amortization	(3,525)	(2,883)
Acquired backlog amortization	(16,489)	(10,400)
All other amortization	(5,650)	(4,899)
Accumulated amortization	(45,472)	(33,568)
Net definite-lived intangible assets	$80,720	$36,539
Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended	Twelve months ended
(in thousands)	September 30, 2016	December 31, 2015
Balance at beginning of period	$37,844	$50,646
Business acquisitions and adjustments	55,438	500
Amortization expense	(11,904)	(11,445)
Currency translation adjustments and other	647	(1,857)
Balance at end of the period	$82,025	$37,844

The acquisition of SPIG added $7.1 million of intangible asset amortization expense during the three months ended September 30, 2016. Amortization of intangible assets is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Period ending	Amortization expense
Three months ending December 31, 2016	$7,890
Twelve months ending December 31, 2017	15,474
Twelve months ending December 31, 2018	10,637
Twelve months ending December 31, 2019	8,831
Twelve months ending December 31, 2020	7,526
Twelve months ending December 31, 2021	7,259
Thereafter	23,103

NOTE 7 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which changed beginning in the third quarter of 2016 with the purchase of SPIG as described in Note 5. Segment results for prior periods have been restated for comparative purposes.

•	Power: Focused on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial: Focused on custom-engineered cooling, environmental, and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Power	$209,802	$294,185	$757,406	$907,863
Renewable	124,344	86,896	293,593	223,371
Industrial	76,809	38,896	147,280	123,383
	410,955	419,977	1,198,279	1,254,617
Gross profit (loss):
Power	48,896	47,601	170,903	176,266
Renewable	18,592	17,453	14,468	36,565
Industrial	14,601	13,379	33,506	37,548
Intangible asset amortization	(7,752)	(511)	(8,833)	(7,176)
Mark to market adjustments	(580)	—	(30,079)	—
	73,757	77,922	179,965	243,203
Research and development costs	(2,361)	(3,977)	(8,273)	(12,457)
Losses (gains) on asset disposals and impairments, net	2	(10)	17	(9,037)
Selling, general and administrative expenses	(60,633)	(62,637)	(182,296)	(178,539)
Restructuring activities and spin-off transaction costs	(2,395)	(2,713)	(38,021)	(11,279)
Equity in income (loss) of investees	2,827	1,047	4,887	(57)
Mark to market adjustment included in SG&A	(64)	—	(465)	—
Operating income (loss)	$11,133	$9,632	$(44,186)	$31,834

NOTE 8 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of significantly lower demand now projected for U.S. power generation from coal. The new organizational structure includes a redesigned work flow to provide an efficient, flexible organization that can adapt to the changing market conditions and volumes. The costs associated with the restructuring activities were $1.4 million and $30.8 million in the three and nine months ended September 30, 2016, and were primarily related to employee severance of $14.0 million and non-cash impairment of the long-lived assets at B&W’s one coal power plant of $14.7 million. Other costs associated with the restructuring of $2.1 million are related to organizational realignment of personnel and processes. The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the lower projected demand in the US coal-fired power generation market. These restructuring actions are primarily in the Power segment. We also recognized changes in valuation allowances associated with our deferred tax assets as a result of the impact of these restructuring activities (see Note 9). We expect additional restructuring charges of up to $19 million primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 Restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $0.6 million and $1.0 million during the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $8.7 million for the nine months ended September 30, 2016 and 2015, respectively. We expect additional restructuring charges of up to $7.5 million primarily related to facility demolition and consolidation activities, which will largely be completed during the fourth quarter of 2016. The full benefits of the pre-2016 restructuring activities may not be fully achieved based on the lower demand now projected in the coal-fired power generation market.

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated and combined balance sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Balance at beginning of period(1)	$11,984	$2,183	$740	$5,086
Restructuring expense(2)	1,792	1,277	19,816	2,476
Payments	(10,422)	(2,961)	(17,202)	(7,063)
Balance at September 30	$3,354	$499	$3,354	$499

(1)
For the three month periods ended September 30, 2016 and 2015, the balance at the beginning of the period is as of June 30, 2016 and 2015, respectively. For the nine month periods ended September 30, 2016 and 2015, the balance at the beginning of the period is as of December 31, 2015 and December 31, 2014, respectively.

(2)
Excludes charges for long-lived asset impairment of $0.2 million and $14.8 million for the three and nine months ended September 30, 2016, respectively. Accelerated depreciation and long-lived asset impairment charges of $6.3 million were excluded from the nine months ended September 30, 2015. These non-cash charges did not impact the restructuring liability.

At September 30, 2016 and 2015, the remaining restructuring liabilities relate to employee termination benefits.

Spin-off transaction costs

In the three and nine months ended September 30, 2016, we incurred $0.4 million and $3.4 million, respectively, of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to employee retention awards.

In the three and nine months ended September 30, 2015, we incurred $1.6 million and $2.5 million of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to stock-based compensation and employee retention awards.

NOTE 9 – PROVISION FOR INCOME TAXES

Our effective tax rate for the three months ended September 30, 2016 was approximately 15.2% as compared to 22.0% for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our forecasted full year income and losses and favorable impacts from adjustments related to prior years’ tax returns in the United States and foreign jurisdictions. Our effective tax rate for the three months ended September 30, 2015 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items, offset by additional tax withholdings on a distribution from one of our foreign joint ventures.

Our effective tax rate for the nine months ended September 30, 2016 was approximately 1.8% as compared to 27.8% for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, which were recorded in connection with our restructuring activities announced June 28, 2016. Our effective tax rate for the nine months ended September 30, 2015 was lower than our statutory rate primarily due to changes in the jurisdictional mix of income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

NOTE 10 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated and combined statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first three quarters in 2016 and 2015 were as follows:

(In thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income (loss)	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	(17,753)	(25)	3,359	(1,102)	(15,521)
Other comprehensive income (loss) before reclassifications	(11,566)	(7)	778	37	(10,758)
Amounts reclassified from AOCI to net income (loss)	—	—	(651)	58	(593)
Net current-period other comprehensive income (loss)	(11,566)	(7)	127	95	(11,351)
Balance at June 30, 2016	(29,319)	(32)	3,486	(1,007)	(26,872)
Other comprehensive income (loss) before reclassifications	2,811	18	1,132	(25)	3,936
Amounts reclassified from AOCI to net income (loss)	—	—	(1,247)	8	(1,239)
Net current-period other comprehensive income (loss)	2,811	18	(115)	(17)	2,697
Balance at September 30, 2016	$(26,508)	$(14)	$3,371	$(1,024)	$(24,175)

(In thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2014	$11,551	$(22)	$(123)	$(1,032)	$10,374
Other comprehensive income (loss) before reclassifications	(10,923)	(1)	(215)	—	(11,139)
Amounts reclassified from AOCI to net income (loss)	—	1	1,916	71	1,988
Net current-period other comprehensive income (loss)	(10,923)	—	1,701	71	(9,151)
Balance at March 31, 2015	628	(22)	1,578	(961)	1,223
Other comprehensive income (loss) before reclassifications	2,214	11	(2,004)	—	221
Amounts reclassified from AOCI to net income (loss)	—	1	(338)	66	(271)
Net current-period other comprehensive income (loss)	2,214	12	(2,342)	66	(50)
Balance at June 30, 2015	2,842	(10)	(764)	(895)	1,173
Other comprehensive income (loss) before reclassifications	(7,685)	(30)	3,337	31	(4,347)
Amounts reclassified from AOCI to net income (loss)	—	—	(359)	60	(299)
Net current-period other comprehensive income (loss)	(7,685)	(30)	2,978	91	(4,646)
Balance at September 30, 2015	$(4,843)	$(40)	$2,214	$(804)	$(3,473)

The amounts reclassified out of AOCI by component and the affected condensed consolidated and combined statements of operations line items are as follows (in thousands):

AOCI Component	Line Items in the Condensed Consolidated and Combined Statements of Operations Affected by Reclassifications from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivative financial instruments	Revenues	$1,940	$407	$4,524	$429
	Cost of operations	24	53	57	151
	Other-net	(445)	14	(1,065)	(18)
	Total before tax	1,519	474	3,516	562
	Provision for income taxes	272	115	615	120
	Net income (loss)	$1,247	$359	$2,901	$442

Amortization of prior service cost on benefit obligations	Cost of operations	$(15)	$(1,139)	$294	$(1,339)
	Provision for income taxes	(7)	(1,048)	421	(1,128)
	Net income (loss)	$(8)	$(91)	$(127)	$(211)

Realized gain on investments	Other-net	$—	$—	$(1)	$(3)
	Provision for income taxes	—	—	—	(1)
	Net income (loss)	$—	$—	$(1)	$(2)

NOTE 11 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Held by foreign entities	$64,107	$221,151
Held by United States entities	961	144,041
Cash and cash equivalents	$65,068	$365,192

Reinsurance reserve requirements	$25,306	$33,404
Restricted foreign accounts	3,568	3,740
Restricted cash and cash equivalents	$28,874	$37,144

NOTE 12 – INVENTORIES

The components of inventories are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Raw materials and supplies	$69,234	$68,684
Work in progress	9,929	7,025
Finished goods	20,290	14,410
Total inventories	$99,453	$90,119

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

We have designated all of our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2016 and 2015, we had deferred approximately $3.4 million and $2.7 million, respectively, of net gains (losses) on these derivative financial instruments in AOCI.

At September 30, 2016, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $161.4 million and $74.3 million at September 30, 2016 and December 31, 2015, respectively, with maturities extending to November 2018. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our credit facility.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivatives
(In thousands)	September 30, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$5,903	$1,545
Other assets	64	688
Accounts payable	345	17

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$36	$72
Other assets	6	—
Accounts payable	196	101
The effects of derivatives on our financial statements are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$1,419	$4,360	$5,476	$4,001
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	1,940	407	4,524	429
Cost of operations	24	53	57	151
Other-net	(445)	14	(1,065)	(18)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	1,607	(157)	3,408	852

Derivatives not designated as hedges:
Forward contracts
Gain (loss) recognized in income by location:
Other-net	$(154)	$(188)	$(567)	$210

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the Financial Accounting Standards Board ("FASB") Topic Fair Value Measurements and Disclosures).

(in thousands)	September 30, 2016			December 31, 2015
Available-for-sale securities	Total	Level 1	Level 2	Level 2
Commercial paper	$7,259	$—	$7,259	$3,996
Certificates of deposit	1,750	—	1,750	—
Mutual funds	1,152	—	1,152	1,093
Corporate bonds	1,251	1,251	—	—
U.S. Government and agency securities	3,860	3,860	—	—
Total fair value of available-for-sale securities	$15,272	$5,111	$10,161	$5,089

Derivatives	September 30, 2016		December 31, 2015
Forward contracts to purchase/sell foreign currencies	$5,469		$2,186

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2016 and December 31, 2015.

Non-recurring fair value measurements

The purchase price allocation associated with the July 1, 2016 SPIG acquisition required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). The preliminary fair value of the acquired intangible assets was determined using the income approach (see Note 5).

NOTE 15 – WARRANTY EXPENSE

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

The following summarizes the changes in the carrying amount of our accrued warranty expense:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of period	$39,847	$37,735
Additions	19,201	14,250
Expirations and other changes	(2,945)	(1,311)
Payments	(10,922)	(11,241)
Translation and other	(217)	(790)
Balance at end of period	$44,964	$38,643

Additions to accrued warranty expense during the third quarter of 2016 included $0.9 million from the acquisition of SPIG.

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$548	$2,555	$1,137	$9,329	$6	$—	$18	$—
Interest cost	10,086	12,253	30,890	36,017	206	249	629	748
Expected return on plan assets	(15,925)	(16,631)	(46,107)	(49,986)	—	—	—	—
Amortization of prior service cost	81	99	335	299	—	—	—	—
Recognized net actuarial loss	645	—	30,545	—	—	—	—	—
Net periodic benefit cost (benefit)	$(4,565)	$(1,724)	$16,800	$(4,341)	$212	$249	$647	$748

During the second and third quarters of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlement events. In September 2016, lump sum payments from our Canadian pension plan resulted in a $0.1 million pension plan settlement charge. In May 2016, the closure of our West Point, MS manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. In April 2016, lump sum payments from our Canadian pension plan resulted in a $1.1 million plan settlement charge.

These events described above also resulted in interim mark to market accounting for the respective benefit plans. Mark to market charges in the three months ended September 30, 2016 were $0.5 million in our Canadian pension plan. Mark to market charges for our US and Canadian pension plans were $27.5 million in the nine months ended September 30, 2016. The pension mark to market charges were impacted by higher than expected returns on pension plan assets. The weighted-average discount rate used to remeasure the benefit plan liabilities at September 30, 2016 was 3.88%. The effects of the pension plan charges and the mark to market losses are reflected in "Recognized net actuarial loss" in the table above.

As discussed in Note 7, we have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 7 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating income (loss). The recognized net actuarial loss and the affected condensed consolidated and combined statements of operations line items are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Cost of operations	$580	$—	$30,079	$—
Selling, general and administrative expenses	64	—	465	—
Total	$644	$—	$30,544	$—

We made contributions to our pension and other postretirement benefit plans totaling $1.8 million and $4.4 million during the three and nine months ended September 30, 2016, respectively, as compared to $0.2 million and $6.7 million during the three and nine months ended September 30, 2015, respectively.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(In thousands)	September 30, 2016	December 31, 2015
United States	$34,100	$—
Foreign	10,603	2,005
Total	$44,703	$2,005

United States credit facility

In connection with the spin-off, we entered into a credit agreement on May 11, 2015 (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs, issuance of letters of credit and other general corporate purposes. At September 30, 2016, we had $34.1 million in borrowings outstanding under the revolving credit facility at an effective interest rate of 3.875%. After giving effect to the leverage ratio and $91.2 million of letters of credit issued under the credit facility, we had approximately $203.8 million available for borrowings based on trailing-twelve-months EBITDA, as defined in our Credit Agreement, which includes the results of SPIG for the trailing-twelve-month period ending September 30, 2016.

The Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At September 30, 2016, we were in compliance with all of the covenants set forth in the Credit Agreement.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. The revolving credit facilities in Turkey and India are a result of the July 1, 2016 acquisition of SPIG (see Note 5). These three foreign revolving credit facilities allow us to borrow up to $12.8 million in aggregate and each have a one year term. At September 30, 2016, we had $10.6 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.485%. If an event of default relating to bankruptcy or insolvency events was to occur, all obligations will become due and payable. Additionally, the foreign revolving credit facilities are subordinate to the United States credit facility.

Letters of credit and bank guarantees

We can issue letters of credit under the United States credit facility. The aggregate value of all letters of credit issued under the United States credit facility as of September 30, 2016 and December 31, 2015 was $91.2 million and $109.6 million, respectively.

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States credit facility as of September 30, 2016 and December 31, 2015 was $248.4 million and $193.1 million, respectively. The increase is attributable to the July 1, 2016 acquisition of SPIG.

NOTE 18 – CONTINGENCIES

On February 28, 2014, the Arkansas River Power Authority ("ARPA") filed suit against Babcock & Wilcox Power Generation Group, Inc. (now known as The Babcock & Wilcox Company and referred to herein as “BW PGG”) in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of BW PGG's delivery of a circulating fluidized bed boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract. We believe that ARPA has asserted damages theories that are highly speculative and without legal or economic support as a litigation tactic. We also believe most of the alleged damages are expressly waived and/or capped in enforceable provisions of the 2005 contract. We cannot estimate the possible loss at this time; however, the 2005 contract provides an overall cap of liability at the original contract price of approximately $20.5 million. Discovery is complete and there have been no substantive changes to our assessment of the outcome of this contingency during the three months ended September 30, 2016. A trial date has been set for November 7, 2016.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2016 and 2015, we paid the following for income taxes:

(in thousands)	2016	2015
Income taxes (net of refunds)	$11,289	$4,540

During the nine months ended September 30, 2016 and 2015, we recognized the following non-cash activity in our condensed consolidated and combined financial statements:

(in thousands)	2016	2015
Accrued capital expenditures in accounts payable	$2,543	$1,576

NOTE 20 – RELATED PARTY TRANSACTIONS

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

NOTE 21 – DISCONTINUED OPERATIONS

We distributed assets and liabilities totaling $47.8 million associated with the NE segment to BWC in conjunction with the spin-off. We received corporate allocations from our former Parent of $2.7 million through June 30, 2015, the date of our spin-off from our former Parent. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.

The following table presents selected financial information regarding the results of operations of our former NE segment through June 30, 2015, the date it was discontinued:

(In thousands)	Six Months Ended June 30, 2015
Revenues	$53,064

Income before income tax expense	3,358
Income tax expense	555
Income from discontinued operations, net of tax	$2,803

NOTE 22 – NEW ACCOUNTING STANDARDS

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

Our assessment of operating results is based on three reportable segments, which changed in the third quarter of 2016. Our reportable segments are as follows:

•	Power: Focused on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial: Focused on custom-engineered cooling, environmental, and other industrial equipment along with related aftermarket services.

In the third quarter of 2016, our consolidated revenue was slightly lower than the third quarter of 2015, while gross profit in each of our segments and our overall operating income improved compared to the year-ago period.

The third quarter 2016 Power segment revenue reflects the anticipated decline in the coal generation market. The restructuring actions we took on June 28, 2016 largely offset the effect of lower revenues, allowing us to maintain the segment's gross margin.

The third quarter 2016 operating results of our Renewable segment benefited from an increase in the level of activity on our renewable energy contracts, resulting in a record level of revenue for the segment. Gross profit was impacted by an additional $14.0 million loss from a change in estimate of the forecasted cost to complete a renewable energy contract in Europe related to a design deficiency that required re-engineering, on-site rework and delayed delivery, which was offset by a DKK 100 million ($15.0 million) receivable that represents a probable insurance recovery of a portion of the losses on this contract. The losses in the nine months ended September 30, 2016 total $45.7 million for this contract, but had a greater effect on our operating cash flow due to delays in meeting billing milestones. The project is approximately 79% complete as of September 30, 2016. We expect B&W's construction on the project will be completed in early 2017, with remaining commissioning and turnover activities linked to the customer's operation of the facilities through mid-2017.

The third quarter 2016 operating results of our Industrial segment were impacted by lower activity in the US market, which primarily impacted our MEGTEC business where we have seen customers delaying investment in their manufacturing facilities. Offsetting the headwinds in the US market, the MEGTEC business has seen strength in international markets. Despite the US market pressure, our MEGTEC division was able to keep third quarter revenue flat when compared to the same quarter in 2015. Gross profit in the MEGTEC division declined $3.0 million primarily due to the change in mix of projects and products. Growth in the industrial segment was driven by the July 1, 2016 acquisition of SPIG S.p.A. ("SPIG"), an Arona, Italy-based global provider of custom-engineered cooling systems and services, for €152.4 million (or approximately $169 million) in an all-cash transaction, net of working capital adjustments. SPIG provides comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services that are complementary to our core businesses in the industrial markets. In the third quarter of 2016, SPIG contributed $38.3 million of revenue and $4.2 million of gross profit to the Industrial segment. Intangible asset amortization expense in the third quarter from the SPIG acquisition was $7.1 million. We expect amortization of the SPIG intangible assets to result in approximately $6.3 million and $9.4 million of expense in the fourth quarter of 2016 and full-year 2017, respectively. Intangible amortization is not allocated to the segment results.

Year-over-year comparisons of our results were also affected by:

•
$1.4 million and $30.8 million of restructuring costs were recognized in the quarter and nine months ended September 30, 2016, respectively, related to a restructuring plan announced on June 28, 2016. These actions restructured our business that serves the power generation market in advance of lower demand now projected for U.S. power generation from coal. This restructuring reduced the size of our organization that supports the coal market by approximately 20% and reorganized how we support the power market. The new organizational structure includes a redesigned work flow to provide an efficient, flexible organization that can adapt to the changing market conditions and volumes.

•
$0.6 million and $30.5 million of actuarially determined mark to market pension losses in the quarter and nine months ended September 30, 2016, respectively, were triggered by the closure of our West Point, MS manufacturing facility in May 2016 that resulted in a curtailment in our United States pension plan and lump sum payments from our Canadian pension plan in April and August 2016 that resulted in plan settlements.

•
$0.6 million and $3.8 million of restructuring costs related to pre-2016 initiatives in the quarter and nine months ended September 30, 2016, respectively, compared to $1.0 million and $8.7 million in the quarter and nine months ended September 30, 2015, respectively. These previously announced restructuring initiatives were intended to better position us for growth and profitability through facility consolidation and organizational efficiency initiatives.

•
$0.4 million and $3.4 million of costs directly related to the spin-off from our former Parent were incurred in the quarter and nine months ended September 30, 2016, respectively, compared to $1.6 million and $2.5 million in the quarter and nine months ended September 30, 2015, respectively. The costs were primarily attributable to employee retention awards and other spin-related costs. Approximately $1.8 million of these costs is remaining, of which $1.1 million is expected to be recognized during 2017 and $0.3 million in 2018.

•
$0.8 million and $2.8 million of acquisition and integration costs related to SPIG in the quarter and nine months ended September 30, 2016, respectively, were included in selling, general and administrative expense.

•
$9.6 million of costs in the third quarter of 2015 were incurred related to a legal settlement, of which $7.8 million was reflected as a revenue reversal in the Power segment from the release of an accrued claims receivable, net of other remaining contract liabilities, and $1.8 million of legal costs was included in selling, general and administrative expense.

•
$9.0 million of impairment charges in the second quarter of 2015 were primarily related to research and development facilities and equipment dedicated to a carbon capture process that was determined not to be commercially viable.

•
$2.7 million of pre-spin allocations from our former Parent were included in selling, general and administrative expense in the six months ended June 30, 2015 related to the discontinued Nuclear Energy segment because allocations are not eligible for inclusion in the results of discontinued operations. The Nuclear Energy segment was distributed to the former Parent in the June 30, 2015 spin-off transaction.

Our third quarter and year to date segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. 2015

Selected financial highlights are presented in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues:
Power	$209,802	$294,185	$(84,383)	$757,406	$907,863	$(150,457)
Renewable	124,344	86,896	37,448	293,593	223,371	70,222
Industrial	76,809	38,896	37,913	147,280	123,383	23,897
	410,955	419,977	(9,022)	1,198,279	1,254,617	(56,338)
Gross profit (loss):
Power	48,896	47,601	1,295	170,903	176,266	(5,363)
Renewable	18,592	17,453	1,139	14,468	36,565	(22,097)
Industrial	14,601	13,379	1,222	33,506	37,548	(4,042)
Intangible asset amortization expense	(7,752)	(511)	(7,241)	(8,833)	(7,176)	(1,657)
Mark to market adjustments	(580)	—	(580)	(30,079)	—	(30,079)
	73,757	77,922	(4,165)	179,965	243,203	(63,238)
Research and development costs	(2,361)	(3,977)	1,616	(8,273)	(12,457)	4,184
Losses (gains) on asset disposals and impairments, net	2	(10)	12	17	(9,037)	9,054
Selling, general and administrative expenses	(60,633)	(62,637)	2,004	(182,296)	(178,539)	(3,757)
Restructuring activities and spin-off transaction costs	(2,395)	(2,713)	318	(38,021)	(11,279)	(26,742)
Equity in income (loss) of investees	2,827	1,047	1,780	4,887	(57)	4,944
Mark to market adjustment included in SG&A	(64)	—	(64)	(465)	—	(465)
Operating income (loss)	$11,133	$9,632	$1,501	$(44,186)	$31,834	$(76,020)

Consolidated and combined results of operations

Three months ended September 30, 2016 vs. 2015

Revenues decreased by 2.1%, or $9.0 million, to $411.0 million in the quarter ended September 30, 2016 as compared to $420.0 million for the corresponding quarter in 2015 due primarily to a $84.4 million decrease in the volume of new projects, retrofits and aftermarket product sales in the Power segment, offset by a $37.4 million increase in the revenue recognized from ongoing performance on contracts in our Renewable segment. The acquisition of SPIG on July 1, 2016 added $38.3 million of revenue to our Industrial segment.

Gross profit, excluding intangible asset amortization expense and mark to market adjustments, increased by 4.7%, or $3.7 million, to $82.1 million in the quarter ended September 30, 2016 as compared to $78.4 million for the corresponding quarter in 2015. The primary drivers of the increase are the benefits from the Power segment's 2016 second quarter restructuring and the acquisition of SPIG, which contributed $4.2 million of gross profit to the Industrial segment during the quarter. The intangible asset amortization expense and mark to market adjustments are discussed in further detail in the sections below.

Equity in income (loss) of investees during the third quarter of 2016 increased $1.8 million to a gain of $2.8 million compared to income of $1.0 million in the third quarter of 2015. The increase in equity income of investees during the third quarter of 2016 is attributable to the performance of our joint venture in India.

Nine months ended September 30, 2016 vs. 2015

Revenues decreased by 4.5%, or $56.3 million, to $1.20 billion in the nine months ended September 30, 2016 as compared to $1.25 billion for the corresponding period in 2015, due primarily to a $148.8 million net decrease in the volume of new projects, retrofits and aftermarket product sales in the Power segment, offset by a $68.5 million increase in the revenue recognized primarily related to our performance on ongoing contracts in our Renewable segment. The acquisition of SPIG on July 1, 2016 added $38.3 million of revenue to our Industrial segment, which was offset by a $14.4 million decrease in revenue from MEGTEC.

Gross profit, excluding intangible asset amortization expense and mark to market adjustments, decreased by 13.0%, or $31.5 million, to $218.9 million in the nine months ended September 30, 2016 as compared to $250.4 million for the corresponding period in 2015. The primary driver of the decrease is the $45.7 million charge related to changes in estimates on a European Renewable segment contract. Offsetting these contract losses in the third quarter of 2016, we have recorded a DKK 100 million ($15.0 million) receivable as a probable insurance recovery of these losses, representing the full amount available under the insurance policy. The Power segment experienced a $5.4 million net decrease in gross profit related primarily to the decrease in profitability from the lower volume of sales of aftermarket products. The Industrial segment benefited from the acquisition of SPIG, which contributed $4.2 million of gross profit during the quarter, which partially offset the $8.2 million decline in the gross profit from MEGTEC.

Intangible asset amortization expense and mark to market adjustments are discussed in further detail in the sections below.

Equity in income of investees during the first nine months of 2016 increased $4.9 million as compared to the $0.1 million loss in the corresponding period in 2015. The increase in equity income of investees is attributable primarily to the project performance and lower overhead costs of our joint venture in India.

The performance drivers of each segment as well as other operating costs are discussed in more detail below.

Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$209,802	$294,185	$(84,383)	$757,406	$907,863	$(150,457)
Gross profit (loss)	$48,896	$47,601	$1,295	$170,903	$176,266	$(5,363)
% of revenues	23.3%	16.2%		22.6%	19.4%

Three months ended September 30, 2016 vs. 2015

Revenues decreased 28.7%, or $84.4 million, to $209.8 million in the quarter ended September 30, 2016, compared to $294.2 million in the corresponding quarter in 2015. The revenue decrease in the segment is primarily attributable to the anticipated decline in aftermarket parts and service projects. The revenue decrease was also attributable to a $20.4 million decrease in revenue from our Canadian oil sands contract, which was delayed past 2016 due to wildfires in the region earlier this year. In the quarter ended September 30, 2015, we reversed $7.8 million of revenue associated with an accrued claims receivable as part of a legal settlement of the Berlin Station contract.

Gross profit increased 2.7%, or $1.3 million, to $48.9 million in the quarter ended September 30, 2016, compared to gross profit of $47.6 million in the corresponding quarter in 2015. We were able to maintain or improve our gross margins as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower volume and the mix of aftermarket parts and service projects. Comparisons were also affected by events in the prior year period. In the quarter ended September 30, 2015, gross profit was negatively impacted by the $7.8 million loss associated with the Berlin Station contract that was settled during the quarter and an $8.4 million contract loss accrual based on an updated forecast to complete a large construction services contract that had unfavorable labor productivity and other cost adjustments during the third quarter of 2015.

Nine months ended September 30, 2016 vs. 2015

Revenues decreased 16.6%, or $150.5 million, to $757.4 million in the nine months ended September 30, 2016, compared to $907.9 million in the corresponding period in 2015. The revenue decrease was attributable to the decline in environmental projects, aftermarket parts and service projects. The revenue decrease was also attributable to a $31.4 million decrease in revenue from our Canadian oil sands contract, which were delayed past 2016 due to wildfires in the region earlier this year. In the nine months ended September 30, 2015, we reversed $7.8 million of revenue associated with an accrued claims receivable as part of a legal settlement of the Berlin Station contract.

Gross profit decreased 3.0%, or $5.4 million, to $170.9 million in the nine months ended September 30, 2016, compared to $176.3 million in the corresponding period in 2015. The decrease was primarily related to the lower gross profit from the mix of service projects and lower parts volumes during the first nine months of 2016, offset by project close-outs of construction services. In the nine months ended September 30, 2015, gross profit was negatively impacted by the $7.8 million loss associated with the Berlin Station contract that was settled during the third quarter of 2015 and an $8.4 million contract loss accrual based on an updated forecast to complete a large construction services project that had unfavorable labor productivity and other cost adjustments during the third quarter of 2015.

Renewable

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$124,344	$86,896	$37,448	$293,593	$223,371	$70,222
Gross profit	$18,592	$17,453	$1,139	$14,468	$36,565	$(22,097)
% of revenues	15.0%	20.1%		4.9%	16.4%

Three months ended September 30, 2016 vs. 2015

Revenues increased 43.1%, or $37.4 million, to $124.3 million in the quarter ended September 30, 2016, compared to $86.9 million in the corresponding quarter in 2015. The increase in revenue was primarily attributable to an increase in level of activity on our renewable energy contracts.

Gross profit increased 6.5%, or $1.1 million, to $18.6 million in the quarter ended September 30, 2016, compared to $17.5 million in the corresponding quarter in 2015. The primary driver of the increase in gross profit was higher revenue during the third quarter of 2016. The third quarter of 2016 also includes a change in estimate of the forecasted cost to complete one renewable energy contract in Europe that increased the expected loss by $14.0 million and a DKK 100 million ($15.0 million) reduction in costs related to the probable insurance recovery of a portion of the losses on this contract.

Nine months ended September 30, 2016 vs. 2015

Revenues increased 31.4%, or $70.2 million, to $293.6 million in the nine months ended September 30, 2016, compared to $223.4 million in the corresponding period in 2015. The increase in revenues is attributable primarily to a $65.1 million increase in the level of activity on our renewable energy contracts.

Gross profit decreased 60.4%, or $22.1 million, to $14.5 million in the nine months ended September 30, 2016, compared to $36.6 million in the corresponding period in 2015. The primary driver of the decrease in gross profit was the $45.7 million charge related to changes in estimates of the forecasted cost to complete one renewable energy contract in Europe, offset by a

DKK 100 million ($15.0 million) reduction in costs related to the probable insurance recovery of a portion of the losses on that contract. Offsetting the decline in the segment's gross profit was a $5.9 million increase in gross profit on other renewable energy contracts due to higher revenue during the 2016 period.

Industrial

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Revenues	$76,809	$38,896	$37,913	$147,280	$123,383	$23,897
Gross profit	$14,601	$13,379	$1,222	$33,506	$37,548	$(4,042)
% of revenues	19.0%	34.4%		22.7%	30.4%

Three months ended September 30, 2016 vs. 2015

Revenues increased 97.5%, or $37.9 million, to $76.8 million in the quarter ended September 30, 2016, compared to $38.9 million in the corresponding quarter in 2015. While revenue from the MEGTEC business was flat for the third quarter of 2016, the acquisition of SPIG on July 1, 2016 contributed $38.3 million of revenue to the segment.

Gross profit increased 9.1%, or $1.2 million, to $14.6 million in the quarter ended September 30, 2016, compared to $13.4 million in the corresponding quarter in 2015. MEGTEC had a decrease in gross profit of $3.0 million during the third quarter of 2016 primarily due to the mix of revenue and a $1.3 million charge for a contingent liability. SPIG contributed $4.2 million of gross profit to the segment during the third quarter of 2016.

Nine months ended September 30, 2016 vs. 2015

Revenues increased 19.4%, or $23.9 million, to $147.3 million in the nine months ended September 30, 2016, compared to $123.4 million in the corresponding period in 2015. Revenues increased primarily due to the July 1, 2016 acquisition of SPIG, which contributed $38.3 million of revenue to the segment. MEGTEC has a $14.4 million decline in revenue attributable to a decline in sales volumes of environmental solutions and engineered equipment. The overall decrease in the revenue from MEGTEC is attributable to a decline in demand in the industrials market in the Americas during the first nine months of 2016.

Gross profit from MEGTEC decreased 21.9%, or $8.2 million, to $29.3 million in the nine months ended September 30, 2016, compared to $37.5 million in the corresponding period in 2015, which was attributable to a decline in environmental solutions gross margins, a decline in engineered products volume and a $1.3 million charge for a contingent liability. SPIG contributed $4.2 million of gross profit to the segment during the nine months ended September 30, 2016.

Bookings and backlog

Bookings and backlog are not measures recognized by generally accepted accounting principles. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results and contracts in our backlog may be canceled, modified or otherwise altered by customers. We do not include orders of our unconsolidated joint ventures in backlog.

Bookings represent additions to our backlog. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Power	$198	$182	$623	$663
Renewable	(2)	201	124	643
Industrial	70	35	133	143
Bookings	$266	$418	$880	$1,449

(In approximate millions)	September 30, 2016	December 31, 2015	September 30, 2015
Power	$668	$803	$791
Renewable	1,289	1,458	1,559
Industrial	233	67	92
Backlog	$2,190	$2,328	$2,442

Of the backlog at September 30, 2016, we expect to recognize revenues as follows:

(In approximate millions)	2016	2017	Thereafter	Total
Power	$171	$259	$238	$668
Renewable	136	297	856	1,289
Industrial	85	112	36	233
Backlog	$392	$668	$1,130	$2,190

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $2.4 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $8.3 million and $12.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in research and development expenses was a result of our decision to reduce the level of spending in-line with the lower demand in the coal power generation market compared to the same periods in 2015. The third quarter and first nine months of 2016 also benefited from $0.5 million and $1.5 million less depreciation expense, respectively, resulting from the impairment of research and development equipment and facilities during 2015.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses decreased by $2.0 million to $60.6 million for the three months ended September 30, 2016, as compared to $62.6 million for the corresponding period in 2015, primarily due to savings from our 2016 restructuring actions and reduced incentive compensation accruals, partially offset by the addition of SPIG. SG&A expenses increased by $4.2 million to $182.3 million for the nine months ended September 30, 2016, as compared to $178.5 million for the corresponding period in 2015 primarily due to savings from our 2016 restructuring actions and reduced incentive compensation accruals, partially offset by the addition of SPIG and additional stand-alone costs. Additional stand-alone costs were for administrative functions that were shared with the former Parent before the June 30, 2015 spin-off. The stand-alone costs to operate our business as an independent public entity exceeded the historical allocations of expenses from BWC to us related to areas that include, but are not limited to, litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate governance matters, insurance and claims management. In addition, approximately $0.8 million and $2.8 million of acquisition and integration related costs related to the SPIG acquisition and integration effort were recorded as SG&A expenses in the three and nine months ended September 30, 2016, respectively.

Also, as discussed in Note 1 to the condensed consolidated and combined financial statements, we distributed assets and liabilities totaling $47.8 million associated with our former NE segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent of $2.7 million through June 30, 2015, the date of our spin-off from our former Parent. Though these allocations relate to our discontinued NE segment, they are included as part of SG&A expenses in the results from our continuing operations for the first half of 2015 because allocations are not eligible for inclusion in discontinued operations.

Restructuring

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of lower demand now projected for U.S. power generation from coal. The new organizational structure includes a redesigned work flow to provide an efficient, flexible organization that can adapt to the changing market conditions and volumes. The costs associated with the restructuring activities were $1.4 million and $30.8 million in the three and nine months ended September 30, 2016, and were primarily related to employee severance which totaled $14.0 million for the nine months ended September 30, 2016. Restructuring costs in the second quarter of 2016 included non-cash impairment of the long-lived assets at B&W’s one coal power plant of $14.7 million. Other costs associated with the restructuring of $2.1 million are related to organizational realignment of personnel and processes. Also related to these restructuring activities, we recorded non-cash income tax expense of $13.1 million related to increasing valuation allowances on deferred tax assets associated with our equity investment in a foreign joint venture and certain state net operating loss carryforwards. The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the now lower projected demand in the US coal-fired power generation market. These restructuring actions are primarily in the Power segment. We expect additional restructuring charges of up to $19 million primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $0.6 million and $1.0 million during the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $8.7 million for the nine months ended September 30, 2016 and 2015, respectively. We expect additional restructuring charges of up to $7.5 million primarily related to facility demolition and consolidation activities, which will largely be completed during the fourth quarter of 2016. The full benefits of the pre-2016 restructuring activities may not be fully achieved based on the lower demand now projected in the coal-fired power generation market.

Spin-off transaction costs

Costs directly related to the spin-off from our former Parent totaled $0.4 million and $3.4 million in the three and nine months ended September 30, 2016, respectively, and $1.6 million and $2.5 million in the three and nine months ended September 30, 2015, respectively. The costs were primarily attributable to employee retention awards. Approximately $1.8 million of these costs is remaining, of which $1.1 million is expected to be recognized during 2017 and $0.3 million in 2018.
Costs associated with the spin-off that were incurred during the first half of 2015 were borne by our former Parent.

Intangible asset amortization expense

Amortization of our intangible assets was recorded in cost of sales and selling, general and administrative expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cost of sales	$7,752	$511	$8,833	$7,176
SG&A	1,018	897	3,071	2,748
	8,770	1,408	11,904	9,924

The acquisition of SPIG on July 1, 2016 resulted in a $7.1 million increase in amortization expense recorded in cost of sales during the third quarter and nine months ended September 30, 2016. The third quarter of 2016 amortization expense is not representative of future expected amortization of our intangible assets, as described in Note 6 in our condensed consolidated and combined financial statements. Amortization of intangible assets is not allocated to segment results.

The amortization of the intangible assets associated with the June 20, 2014 acquisition of MEGTEC resulted in $0.2 million of amortization expense recorded in cost of sales during both the third quarter of 2016 and 2015, and $0.5 million and $5.8 million of amortization expense recorded in cost of sales during the nine months ended September 30, 2016 and 2015, respectively. In addition, amortization expense of $0.9 million was recorded in SG&A during both the third quarter of 2016 and 2015, and $2.6 million and $2.3 million of amortization expense recorded in SG&A during the nine months ended September 30, 2016 and 2015, respectively.

Mark to market adjustments for pension and other postretirement benefit plans

During the second and third quarter of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlements events. In September 2016, lump sum payments from our Canadian pension plan resulted in $0.1 million pension plan settlement charge. In May 2016, the closure of our West Point, MS manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. In April 2016, lump sum payments from our Canadian pension plan resulted in a $1.1 million settlement charge. These events also resulted in interim mark to market accounting for the respective benefit plans. Mark to market adjustments in the three months ended September 30, 2016 were $0.5 million in our Canadian pension plan. Mark to market charges for our US and Canadian pension plans were $27.5 million in the nine months ended September 30, 2016. The weighted-average discount rate used to remeasure the benefit plan liabilities at September 30, 2016 was 3.88%. The mark to market charges were also impacted by higher than expected returns on pension plan assets. The effects of these charges and mark to market adjustments on our cost of operations and SG&A are detailed in Note 16 to the condensed consolidated and combined financial statements.

Provision for income taxes

	Three months ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	2016	2015	$ Change
Income from continuing operations before income taxes	$10,628	$8,055	$2,573	$(44,586)	$30,145	$(74,731)
Income tax provision	$1,617	1,770	$(153)	$(790)	8,381	$(9,171)
Effective tax rate	15.2%	22.0%		1.8%	27.8%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Denmark, Canada, Sweden, Mexico, Italy, Germany and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. Income from continuing operations before provision for income taxes generated in the United States and foreign locations for the quarters ended September 30, 2016 and 2015 is presented in the table below.

	Three months ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
United States	$8,831	$(5,780)	$(20,611)	$7,218
Other than United States	1,797	13,835	(23,975)	22,927
Income from continuing operations before income taxes	$10,628	$8,055	$(44,586)	$30,145

Our effective tax rate for the quarter ended September 30, 2016 was approximately 15.2% as compared to 22.0% for the quarter ended September 30, 2015. Our effective tax rate for the quarter ended September 30, 2016 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our forecasted full year income and losses and favorable impacts from adjustments related to prior years’ tax returns in the United States and foreign jurisdictions. Our effective tax rate for the quarter ended September 30, 2015 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our income as well as adjustments to unrecognized tax benefits associated with the resolution of certain disputed items, offset by additional tax withholdings on a distribution from one of our foreign joint ventures.

Our effective tax rate for the nine months ended September 30, 2016 was approximately 1.8% as compared to 27.8% for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to the jurisdictional mix of our forecasted full year income and losses, as described above. Our effective tax rate for the nine months ended September 30, 2015 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our forecasted full year income as well as the favorable impact of an increase in benefits for amended federal manufacturing deductions and certain amended state return filings, offset by an increase to a valuation allowance against certain state deferred tax assets.

Liquidity and capital resources

Of our $65.1 million of unrestricted cash and cash equivalents at September 30, 2016, approximately $64.1 million is held by foreign entities. On July 1, 2016, we disbursed approximately $172 million to acquire SPIG (see Note 5 to the condensed consolidated and combined financial statements). In general, the remaining foreign cash balances are not available to fund our United States operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the United States as our United States liquidity is sufficient to meet the cash requirements of our United States operations.

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

Our net cash used in operations was $39.8 million during the nine months ended September 30, 2016, compared to cash provided by operations of $93.0 million during the nine months ended September 30, 2015. The change is primarily attributable to lower net income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The contract volume and timing of contract activities resulted in a $24.6 million increase in operating cash outflows from accounts payable during during the nine months ended September 30, 2016. In addition, there was a $4.9 million net decrease in accounts receivable, contracts in progress and advanced billings compared to a $25.3 million increase in the same nine month period in 2015 primarily due to timing of billings and stage of completion of large, ongoing contracts in our Renewable segment.

Our net cash used in investing activities was $191.6 million in the nine months ended September 30, 2016 and $25.0 million in the nine months ended September 30, 2015. The increase in net cash used in investing activities was primarily attributable to the $143.0 million acquisition of SPIG on July 1, 2016, net of cash acquired, and a $26.2 million contribution in April 2016 to increase our interest in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES”), our joint venture in India, for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost (our joint venture partner contributed the same amount to TBWES). TBWES subsequently used the cash contributed by the joint venture partners to pay-off all of its existing debt, including the long-term bank debt obtained in 2011 to finance the construction of the manufacturing facility TBWES operates in India and its working capital bank loan. Capital expenditures were $20.4 million and $21.9 million in the nine months ended September 30, 2016 and 2015, respectively.

Our net cash used in financing activities was $64.6 million in the nine months ended September 30, 2016, compared to $79.1 million provided by financing activities for the nine months ended September 30, 2015. The cash provided by financing activities in the nine months ended September 30, 2016 was a result of $33.2 million net borrowings on our revolvers to fund our working capital needs, which was more than offset by our repayment of $18.3 million of SPIG's revolving debt during the third quarter of 2016 and our repurchase of $75.7 million of our common stock during the period pursuant to our share repurchase program. The net cash provided by financing activities in the nine months ended September 30, 2015 reflects the net cash transferred from our former Parent during the period.

United States credit facility

At September 30, 2016, $34.1 million of borrowings are outstanding under our U.S. revolving credit facility. After giving effect to the leverage ratio and $91.2 million of letters of credit issued under the revolving credit facility, we had approximately $203.8 million available for borrowings or to meet letter of credit requirements primarily based on trailing-twelve-months EBITDA, as defined in our Credit Agreement. At September 30, 2016, we were in compliance with all of the covenants set forth in our United States revolving credit facility.

Foreign revolving credit facilities

Outside of the US, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $12.8 million in aggregate and each have a one year term. At September 30, 2016, we had $10.6 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.485%.

Other credit arrangements

The Company can issue letters of credit under the US credit facility. The aggregate value of all letters of credit issued under the US credit facility as of September 30, 2016 and December 31, 2015 was $91.2 million and $109.6 million, respectively.

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the US credit facility as of September 30, 2016 and December 31, 2015 was $248.4 million and $193.1 million, respectively. The increase is attributable to the July 1, 2016 acquisition of SPIG.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $555.7 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated and combined financial statements, see "Critical Accounting Policies" in our Annual Report on Form 10-K. There have been no significant changes to our policies during the quarter ended September 30, 2016, except for the following concerning our accounting and disclosures associated with business combinations.

Business combinations

We account for acquisitions in accordance with FASB Topic Business Combinations. This topic requires us to estimate the fair value of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations.
We accounted for the acquisition of SPIG using the acquisition method. All of the assets acquired and liabilities assumed were recognized at their fair value on the July 1, 2016 acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Acquisition-related costs were recorded as selling, general and administrative expenses in the condensed consolidated and combined financial statements.

Several valuation methods were used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we used the income method, which required us to forecast the expected future net cash flows for each intangible asset. These cash flows were then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the projected cash flows. Some of the more significant estimates and assumptions inherent in the income method include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's economic life and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also required judgment as different types of intangible assets will have different useful lives, or indefinite useful lives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The acquisition of SPIG on July 1, 2016 adds additional exposure to the Euro and other currencies, but in the same manner as our existing business where costs and revenues may not be in the same currency and hedging instruments are used to reduce risks from currency fluctuations. Our hedging arrangements are more fully described in Note 13 to our condensed consolidated and combined financial statements in Item 1. Other than the acquisition of SPIG, our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

On July 1, 2016, we acquired SPIG, and it represented approximately 19% of our total assets as of September 30, 2016. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal controls over financial reporting related to SPIG. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 18 to the unaudited condensed consolidated and combined financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2016. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2) (3)
July 1, 2016 - July 31, 2016	353,220	$15.18	350,650	$20,644
August 1, 2016 - August 31, 2016	559,406	$16.23	557,787	$111,592
September 1, 2016 - September 30, 2016	703,843	$16.60	698,264	$100,000
Total	1,616,469		1,606,701

(1)
Includes 2,570, 1,619 and 1,390 shares repurchased during July, August and September 2016, respectively, pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

(2)
On August 4, 2015, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock at an aggregate market value of up to $100 million in the open market during the period ending June 8, 2017.

(3)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of November 2, 2016, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

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

Item 6. Exhibits

10.1	Form of Change in Control Severance Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers (for officers elected prior to August 4, 2016)

10.2	Form of Change in Control Severance Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers (for officers elected on or after August 4, 2016)

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

95	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2016		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)