Form 10-K
period 2016-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2017-02-28
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

THE HARRIS BUILDING
13024 BALLANTYNE CORPORATE PLACE, SUITE 700
CHARLOTTE, NORTH CAROLINA	28277
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (704) 625-4900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock
Exchange on June 30, 2016) was approximately $737 million.

The number of shares of the registrant's common stock outstanding at February 20, 2017 was 48,698,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BABCOCK & WILCOX ENTERPRISES, INC.

i

ii

PART I

Item 1. Business

In this annual report on Form 10-K, unless the context otherwise indicates, "B&W," "we," "us," the "Company" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated and combined subsidiaries.

B&W is a leading technology-based provider of advanced fossil and renewable power generation and environmental equipment that includes a broad suite of boiler products, environmental systems, and services for power and industrial uses. We specialize in technology and engineering for power generation and various other industries, the related procurement, erection and specialty manufacturing of equipment, and the provision of related services, including:

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

•	custom-engineered comprehensive dry and wet cooling solutions;

•	gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures; and

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, soot blowers and ash and material handling systems.

We operate in three reportable segments: Power, Renewable and Industrial. Through our Power segment, we provide the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. Through our Renewable segment, we supply steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries. Our Industrial segment provides custom-engineered environmental solutions, industrial equipment and aftermarket parts and services through
Babcock & Wilcox MEGTEC Holdings, Inc. ("MEGTEC"), and provides custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets through SPIG S.p.A. ("SPIG"), which we acquired on July 1, 2016. See Note 5 in our consolidated and combined financial statements included in Item 8 for additional information about our segments.

Our overall activity depends significantly on the capital expenditures and operations and maintenance expenditures of global electric power generating companies, other steam-using industries and industrial facilities with environmental compliance and noise abatement needs. Several factors influence these expenditures, including:

•	prices for electricity, along with the cost of production and distribution including the cost of fuel within the United States or internationally;

•	demand for electricity and other end products of steam-generating facilities;

•	requirements for environmental and noise abatement improvements;

•	expectation of future requirements to further limit or reduce greenhouse gas and other emissions in the United States and internationally;

•	environmental policies which include waste-to-energy or biomass as options to meet legislative requirements and clean energy portfolio standards;

•	level of capacity utilization at operating power plants and other industrial uses of steam production;

•	requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage;

•	overall strength of the industrial industry; and

•	ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

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

Our Business Strategies

B&W is a leading technology-based provider of advanced fossil and renewable power generation equipment with a broad suite of new build boiler and environmental products. We provide a comprehensive platform of aftermarket services to a large global installed base of power generation facilities. In addition, B&W is a leading provider of technology and services in the growing market for industrial environmental and noise abatement systems. Across all of our capabilities, we specialize in engineering, specialty manufacturing, procurement and erection of equipment and technology for a large and global customer base.

Business Segments

Our assessment of operating results is based on three reportable segments, which changed during the third quarter of 2016. Our reportable segments are as follows:

Power segment

Our Power segment focuses on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. The segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.

Our worldwide new build boiler and environmental products businesses serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. The segment's boilers include utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

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

The segment also receives license fees and royalty payments through licensing agreements of our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	selectively bid projects in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•	growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, natural gas and oil fired package boilers, due in part to lower fuel prices;

•	continuing our strong service presence in support of our installed fleet of steam generation equipment and expand support of other OEM equipment; and

•	reducing costs through a focus on operational efficiencies.

We focus our research dollars on improving our products for the markets we serve through: (i) cost reductions resulting in more competitive products in a highly competitive global market and margin improvement; (ii) reduced performance risk assuring our products meet our and our customers' expectations; and (iii) standards development and updates, which results in lower engineering hours consumed on projects and enables us to sublet engineering to low cost engineering centers of excellence.

Our Power segment generated revenues of $975.5 million, $1,235.0 million and $1,156.6 million in 2016, 2015 and 2014, respectively, which was 61.8%, 70.3% and 77.8% of our total revenues in those years, respectively.

Renewable segment

Our Renewable segment provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We expect growth in backlog in the second half of 2017 and beyond, primarily from renewable waste-to-energy projects, as we continue to see numerous opportunities around the globe, although the rate of backlog growth is dependent on many external factors. We have elected to limit bidding any additional Renewable contracts that involve our European resources for at least the first six months of 2017 as we work through our existing contracts.

Our Renewable segment generated revenues of $349.2 million, $338.6 million and $224.0 million in 2016, 2015 and 2014, respectively, which was 22.1%, 19.3% and 15.1% of our total revenues in those years, respectively.

Industrial segment

Through December 31, 2016, our Industrial segment was comprised of our MEGTEC and SPIG businesses. The segment is focused on custom-engineered cooling, environmental, noise abatement and industrial equipment along with related aftermarket services.

Through MEGTEC, we provide environmental products and services to numerous industrial end markets. MEGTEC designs, engineers and manufactures products including oxidizers, solvent and distillation systems, wet electrostatic precipitators, scrubbers and heat recovery systems. MEGTEC also provides specialized industrial process systems, coating lines and equipment. MEGTEC's suite of technologies for pollution abatement includes systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. MEGTEC serves a diverse set of industrial end markets globally with a current emphasis on the chemical, pharmaceutical, energy storage, packaging, and automotive markets. MEGTEC's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We acquired SPIG on July 1, 2016. It provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades/revamps for existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

Beginning with the first quarter of 2017, Universal Acoustic & Emission Technologies, Inc. ("Universal"), which we acquired on January 11, 2017, will be added to the Industrial segment. We expect that our acquisition of Universal will complement the product and service offerings we are able to provide through our Industrial segment. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal’s product offering includes gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures. Historically, almost all of Universal's activity has been in the United States. With the integration of Universal with the Industrial segment, we expect its business will grow globally with the benefit of B&W's global network of current and future customers and the evolving needs of noise abatement controls in the industrial market.

We see opportunities for growth in revenues in the Industrial segment relating to a variety of factors. Our new equipment customers purchase equipment as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Major investments in global chemical markets have strengthened demand for our industrial equipment, while tightening environmental and noise abatement regulations in the United States, China, India and other developing countries are creating new opportunities. We foresee long-term trends toward increased environmental and noise abatement controls for industrial manufacturers around the world. Together, the companies that comprise the Industrial segment are well-positioned to capitalize on opportunities in these markets.

Our Industrial segment generated revenues of $253.6 million, $183.7 million and $105.4 million in 2016, 2015 and 2014, respectively, which was 16.1%, 10.4% and 7.1% of our total revenues in those years, respectively.

Acquisitions

Since our spin-off, we have pursued a strategy to acquire businesses that meet our long-term growth and diversification objectives. Our acquisition focus is primarily on companies that would complement our Industrial segment. To date, we have completed two such acquisitions, which are summarized below:

On July 1, 2016, we completed the acquisition of SPIG. Based in Arona, Italy, SPIG is a global provider of custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. See Note 4 to our consolidated and combined financial statements included in Item 8 for additional information.

On January 11, 2017, we acquired Universal for approximately $55 million in cash, funded primarily by borrowings under our United States revolving credit facility. Based in Wisconsin, Universal is a bolt-on acquisition for MEGTEC. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal’s product offering includes gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures. See Note 30 to our consolidated and combined financial statements included in Item 8 for additional information.

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

•
Babcock & Wilcox Beijing Company, Ltd. ("BWBC") We own equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. BWBC was formed in 1986 and is located in Beijing, China. Its main activities are the design, manufacture, production and sale of various power plant and industrial boilers. BWBC expands our markets internationally and provides additional manufacturing capacity to our boiler products.

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

•
Other Project Related Ventures From time to time, we partner with other companies to better meet the needs of our customers, which can result in project-related joint venture entities. Examples of this include BWM Ottumwa Environmental Partners, where we formed a joint venture with Burns & McDonnell Engineering Company, Inc., to engineer, procure, and construct environmental control systems for the Ottumwa Generating Station, a United States based project that was substantially completed in 2014. We also formed BWL Energy Ltd. with Lagan to complete the construction of the Teesside waste wood fired boiler project in the United Kingdom. This joint venture combines our expertise in the waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer.

•
Halley & Mellowes Pty. Ltd. ("HMA") Diamond Power International, Inc., one of our wholly owned subsidiaries, owned an interest in this Australian company, which was formed in 1984. HMA manufactures, sells and services a wide range of capital plant equipment to a diverse range of industries including the mining, processing, materials handling, water management, power generation, and oil and gas industries. On December 22, 2016, we sold all of our joint venture interest in HMA for $18.0 million, resulting in a gain of $8.3 million.

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

Fixed-price contracts are for a fixed amount to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work. For further specification see "Risk Factors Related to Our Business – We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses" as detailed in Item 1A of this report.

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

Backlog is not a measure defined by generally accepted accounting principles. It is possible that our methodology for determining backlog may not be comparable to methods used by other companies. Backlog may not be indicative of future operating results, and projects in our backlog may be canceled, modified or otherwise altered by customers. Additionally, because we operate globally, our backlog is also affected by changes in foreign currencies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customer to payment for work performed. Accordingly, we exclude from backlog orders or arrangements that have been awarded but that we have not been authorized to begin performance.

We do not include the value of our unconsolidated joint venture contracts in backlog. See Note 7 to the consolidated and combined financial statements included in this annual report for financial information on our equity method investments.

Our backlog at December 31, 2016 and 2015 was as follows:

(in millions)	December 31, 2016	December 31, 2015
Power segment	$615	$803
Renewable segment	1,241	1,458
Industrial segment	216	67
Total backlog	$2,072	$2,328

Of the December 31, 2016 backlog, we expect to recognize approximate revenues as follows:

(in millions)	2017	2018	Thereafter	Total
Power segment	$369	$94	$152	$615
Renewable segment	348	191	702	1,241
Industrial segment	172	40	3	216
	$889	$326	$858	$2,072

Foreign Operations

Our operations in Denmark provide comprehensive services to companies in the waste-to-energy and biomass energy sector of the power generation market, primarily in Europe. Our operations in Italy provide custom-engineered comprehensive dry and wet cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. Our operations in Scotland provide boiler cleaning technologies and systems (such as sootblowers). Our operations in Germany provide a variety of ash and material handling solutions, from completely dry bottom ash handling to fly ash and petroleum coke processing. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We also have manufacturing facilities in Mexico to serve global markets.

Our joint ventures in China and India primarily serve the power generation needs of their local domestic and other utility markets, but both joint ventures participate as manufacturing partners on certain of our foreign projects.

The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. For additional information on the geographic distribution of our revenues, see Note 5 to our consolidated and combined financial statements included in Item 8 of this annual report.

Customers

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually accounted for more than 10% of our consolidated and combined revenues in the years ended December 31, 2016, 2015 or 2014.

Competition

With 150 years of experience, we have supplied highly engineered energy and environmental equipment in over 90 countries. We have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation, environmental, and cooling systems and services. Each segment's primary competitors are summarized as follows:

Power segment	Renewable segment	Industrial segment
GE	CNIM Group	B&W SPIG primary competitors
Doosan	Hitachi Zosen	Hamon, Enexio, Kelvion, Paharpur, Evapco, Sonder
Babcock Power	Martin	B&W MEGTEC primary competitors
Amec Foster Wheeler	Keppel Seghers	Durr, Dustex, CECO, Eisenmann
MH Power Systems	Valmet	B&W Universal primary competitors
	Andritz	Braden, CECO, Innova, Miratech

Across each of our segments, we also compete with a variety of engineering and construction companies related to installation of steam generating systems and environmental control equipment; specialized industrial equipment; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam generating systems. The primary bases of competition are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept project risks.

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

Employees

At December 31, 2016, we had approximately 5,000 employees worldwide, not including 2,500 joint venture employees. Of our hourly employees, approximately 1,000 are union-affiliated, covered by ten union agreements related to active facilities in Canada, China, Denmark, Great Britain, Mexico, and United States. Most of our union agreements expire in 2017 or 2018, and we are actively negotiating new agreements. We consider our relationships with our employees and unions to be in good standing.

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

Research and Development Activities

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $10.4 million, $16.5 million and $18.5 million in the years ended December 31, 2016, 2015 and 2014, respectively.

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

Executive Officers of Registrant

For a listing of our executive officers, see Part III, Item 10 of this annual report, which information is incorporated herein by reference.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform projects on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; the risks associated with integrating businesses we acquire; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; our limited ability to influence and direct the operations of our joint ventures; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; and the other risks set forth under Part I, Item 1A "Risk Factors" in this annual report.

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

We estimate that 47%, 50% and 57% of our consolidated revenues in 2016, 2015 and 2014, respectively, was related to coal-fired power plants. A material decline in spending by electric power generating companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, as well as upgrades to existing power plants.

Demand for our products and services is vulnerable to economic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic and industry conditions. These factors include, but are not limited to: the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.

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

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections, as was the case recently with a large contract in the Renewable segment. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on projects. Some of these risks include:

•
difficulties encountered on our large-scale projects related to the procurement of materials or due to schedule disruptions, equipment performance failures, engineering and design complexity, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

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

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, project progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows.

In addition, the deterioration of economic conditions or negative trends in the credit markets could have a negative impact on relationships with customers and our ability to collect on trade receivables, with possible adverse effects on our business, financial condition, results of operations and cash flows.

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

We could be subject to changes in tax rates or tax law, adoption of new regulations or changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Recent proposals to alter the U.S. corporate income tax regime with respect to foreign earnings as well as proposals to lower the U.S. corporate income tax rate, if enacted could potentially impose United States tax on our unrepatriated foreign earnings and would require us to reduce our net deferred tax assets, with a corresponding material, one-time, non-cash increase in income tax expense.

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

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems and the software we sell. A cyber-based attack could include attempts to gain unauthorized access to our proprietary information and attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. If any of our significant information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation risks, and reputational damage from leakage of confidential information or the software we sell being compromised. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

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

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that project. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, we had $351.8 million in letters of credit and bank guarantees and $527.9 million in surety bonds outstanding. Of these amounts, $7.5 million of financial letters of credit and $89.1 million of performance letters of credit were outstanding under the United States credit agreement.

Our amended United States credit facility could restrict our operations.

The terms of our amended United States credit agreement impose various restrictions and covenants on us that could have adverse consequences, including limiting our:

•	flexibility in planning for, or reacting to, changes in our business or economic, regulatory and industry conditions;

•	ability to invest in joint ventures or acquire other companies;

•	ability to sell assets;

•	ability to pay dividends to our stockholders;

•	ability to repurchase shares of our common stock; and

•	ability to borrow additional funds.

In addition, our amended United States credit facility requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will continue to meet the financial ratios.

During the covenant relief period under our amended United States credit facility, we are limited to $300.0 million of borrowings under that facility.

Our ability to comply with the covenants and restrictions contained in our amended United States credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in an event of default under our amended United States credit facility, and we would not be able to access our credit facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our amended United States credit facility could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our amended credit facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our amended credit facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our business strategy includes acquisitions to support our growth. Acquisitions of other businesses can create risks and uncertainties. Our amended United States credit facility significantly limits our ability to make acquisitions in at least the next twelve months.

We intend to pursue growth through the acquisition of businesses or assets that we believe will enable us to strengthen our existing businesses and expand into adjacent industries and regions. We may be unable to continue this growth strategy if we cannot identify suitable businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. In addition, the recent amendment to our United States credit facility significantly limits our ability to make acquisitions during at least the next twelve months. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, our financial results could be materially and adversely affected. Moreover, we may incur asset impairment charges related to acquisitions that reduce our profitability.

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

We engineer, construct and perform services in large industrial facilities where accidents or system failures can have significant consequences. Risks inherent in our operations include:

•	accidents resulting in injury or the loss of life or property;

•	environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;

•	pollution or other environmental mishaps;

•	adverse weather conditions;

•	mechanical failures;

•	property losses;

•	business interruption due to political action or other reasons; and

•	labor stoppages.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from security breaches, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

Our wholly owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability, professional liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws.

The United States Foreign Corrupt Practices Act (the "FCPA") generally prohibits companies and their intermediaries from making improper payments to non-United States government officials. Our training program, audit process and policies mandate compliance with the FCPA, the UK Anti-Bribery Act (the "UK Act") and other anti-bribery laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in some circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA, the UK Act or other anti-bribery laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including agents, promoters or employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.

We conduct a portion of our operations through joint venture entities, over which we may have limited ability to influence.

We currently have equity interests in several significant joint ventures, which contributed $16.4 million, $(0.2) million and $8.7 million to equity in income (loss) of investees for the years ended December 31, 2016, 2015 and 2014, respectively, and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

Our joint ventures located in countries outside of the United States are subject to various risks and uncertainties associated with emerging markets, including bribery and corruption, changes in laws, rules and regulations, fluctuations in demand, labor unrest, and the impact of regional and global business conditions generally. To the extent any of these factors has a material adverse impact on the joint venture or its future operations, our investment may become impaired. With respect to each joint venture, we, or our joint venture partner, may decide to change the strategic direction of the joint venture, which could adversely affect its sales, financial condition, and results of operations. In addition, our arrangements involving joint ventures may restrict us from gaining access to the cash flows or assets of these entities, including when we determine to exit a joint venture. In some cases, our joint ventures have governmentally imposed restrictions on their abilities to transfer funds to us. At December 31, 2016, our total investment in joint ventures was $98.7 million, which included $40.6 million related to a joint venture in India and $55.4 million related to a joint venture in China.

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

The loss of the services of one or more of our key personnel, or our failure to attract, assimilate and retain trained personnel in the future, could disrupt our operations and result in loss of revenues or profits.

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

A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management attention. New union contracts could result in increased operating costs, as a result of higher wages or benefit expenses, for both union and nonunion employees. If nonunion employees were to unionize, we could experience higher ongoing labor costs.

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations.

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2016, our defined benefit pension and postretirement benefit plans were underfunded by approximately $300.8 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 18 to the consolidated and combined financial statements included in Item 8 in this annual report for additional information regarding our pension and postretirement benefit plan obligations.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues and equity in income of investees from international operations, and we intend to continue to expand our international operations and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 46%, 41% and 37% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include:

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

Several members of our board and management may have conflicts of interest because of their ownership of shares of common stock of BWC (now known as BWX Technologies, Inc.).

Several members of our board and management own shares of common stock of BWC and/or options to purchase common stock of BWC because of their current or prior relationships with BWC. In addition, six of the current members of our board of directors were members of the BWC board of directors. This share ownership by these six directors could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for B&W and BWC.

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

As of December 31, 2016, we have an aggregate of approximately 48.7 million shares of common stock outstanding. Any sales of substantial amounts of our common stock could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Further, if we were to issue additional equity securities to raise additional capital, our stockholders' ownership interests in B&W will be diluted and the value of our common stock may be reduced.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the segment, location and general use of each of our principal properties that we own or lease at December 31, 2016.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power segment
Barberton, Ohio	Administrative office / research and development	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2018)
Jingshan, Hubei, China	Manufacturing facility	Owned
Ebensburg, Pennsylvania	Power generation	Owned(1)
Renewable segment
Copenhagen, Denmark	Administrative office	Leased
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Industrial segment
De Pere, Wisconsin	Manufacturing facility / administrative office	Owned(1)
Arona, Italy	Administrative offices / research and development	Leased (2022)
San Diego, California	Administrative office	Leased (2017)
Shanghai, China	Manufacturing facility	Owned
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2019/2020)
Corporate office
Charlotte, North Carolina	Administrative office	Leased (2019)
(1) These properties are encumbered by liens under existing credit facilities.
As a result of our January 11, 2017 acquisition of Universal, we added two manufacturing facilities and an administrative office in Wisconsin and a manufacturing facility in San Luis Potosi, Mexico. We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

The information set forth under the heading "Litigation" in Note 20 to our consolidated and combined financial statements included in Item 8 is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

We own, manage and operate Ebensburg Power Company, an independent power company that produces alternative electrical energy. Ebensburg Power Company operates multiple coal refuse sites in Western Pennsylvania (collectively, the "Coal Refuse Sites"). At the Coal Refuse Sites, Ebensburg Power Company utilizes coal refuse from abandoned surface mine lands to produce energy. Beyond converting the coal refuse to energy, Ebensburg Power Company is also taking steps to reclaim the former surface mine lands to make the land and streams more attractive for wildlife and human uses.

The Coal Refuse Sites are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and this Item is included in exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW. High and low common stock prices in the quarterly periods after our spin-off transaction through December 31, 2016 were as follows:

	Share Price		Dividends
Quarter ended	High	Low	Per Share
June 30, 2015	$22.31	$17.12	$—
September 30, 2015	$21.95	$16.40	$—
December 31, 2015	$21.67	$15.86	$—
March 31, 2016	$22.17	$17.95	$—
June 30, 2016	$23.99	$14.32	$—
September 30, 2016	$17.30	$14.27	$—
December 31, 2016	$17.72	$12.90	$—

As of February 20, 2017, there were approximately 1,866 record holders of our common stock.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)
October 1, 2016 - October 31, 2016	81	$15.99	—	$100,000
November 1, 2016 - November 30, 2016	181	$15.94	—	$100,000
December 1, 2016 - December 31, 2016	939	$15.26	—	$100,000
Total	1,201		—

(1)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of February 28, 2017, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

The following graph provides a comparison of our cumulative total shareholder return through December 31, 2016 to the return of the S&P 500 and our custom peer group.

(1)	Assumes initial investment of $100 on June 30, 2015.
The peer group used for the comparison above is comprised of the following companies:

Actuant Corp.	Crane Co.	Itron Inc.
AMETEK Inc.	Curtiss-Wright Corp.	MasTec Inc.
CECO Environmental Corp.	Dycom Industries Inc.	Primoris Services Corp.
Chart Industries Inc.	Flowserve Corp.	SPX Corp.
CIRCOR Int. Inc.	Harsco Corp.
Covanta Holding Corp.	Idex Corp.

Item 6. Selected Financial Data

	For the Years Ended
(in thousands, except for per share amounts)	2016	2015	2014	2013	2012
Revenues	$1,578,263	$1,757,295	$1,486,029	$1,767,651	$1,992,899
Income (loss) from continuing operations	(115,082)	16,534	(11,890)	140,478	128,809
Net income attributable to Babcock & Wilcox Enterprises, Inc.	(115,649)	19,141	(26,528)	174,527	140,753
Basic earnings per common share:
Income (loss) from continuing operations per common share	(2.31)	0.30	$(0.23)	2.49	2.16
Net income attributable to Babcock & Wilcox Enterprises, Inc.	(2.31)	0.36	(0.49)	3.10	1.96
Total assets (as of year end)	$1,529,143	$1,663,045	$1,516,554	$1,290,228	$1,413,420

Our Power segment experienced a decline in sales volume in 2016 resulting from the decline in activity related to the coal-fired power and industrial steam generation markets in the United States. Because of our proactive restructuring activities during the summer of 2016 (discussed below), gross margins in the Power segment increased compared to 2015.

Our 2016 results were significantly impacted by the performance of an operating unit within our Renewable segment, which recorded $141.1 million in losses from changes in the estimated forecasted cost to complete renewable energy contracts in Europe.

Our Industrial segment benefited from the acquisition of SPIG during 2016, which contributed $96.3 million of revenue and $7.8 million of gross profit to the Industrial segment. On June 20, 2014, we purchased MEGTEC, which is also part of our Industrial segment. Our MEGTEC business generated revenues of $157.3 million, $183.7 million and $105.4 million and gross profit of $42.9 million, $54.8 million and $30.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.

We sold all of our interest in our Australian joint venture, Halley & Mellowes Pty. Ltd., on December 22, 2016 for $18.0 million, resulting in a gain of $8.3 million.

We recognize actuarial gains (losses) related to our pension and postretirement benefit plans in earnings in the fourth quarter each year as a component of net periodic benefit cost. The effect of these adjustments for 2016, 2015, 2014, 2013 and 2012 and on pre-tax income was a gain (loss) of $(24.1) million, $(40.2) million, $(101.3) million, $92.1 million and $(8.4) million, respectively.

In each of the annual periods from 2012 through 2015, we recognized contract losses for additional estimated costs to complete our Power segment's Berlin Station project. This project experienced unforeseen worksite conditions and fuel specification issues that caused schedule delays, resulting in us filing suit against the customer in January 2014. The dispute was settled during the third quarter of 2015. The contract losses reduced pre-tax income (or increased pre-tax losses) from continuing operations by $9.6 million, $11.6 million, $35.6 million and $16.9 million in 2015, 2014, 2013 and 2012, respectively.

Restructuring and spin-off transaction costs were $40.8 million, $14.9 million and $20.2 million in 2016, 2015, and 2014, respectively. On June 28, 2016, we announced actions to restructure our power business in advance of significantly lower demand now projected for power generation from coal in the United States. The costs associated with this restructuring were $31.4 million in 2016, and were primarily related to employee severance, non-cash impairment of the long-lived assets at B&W's one coal-fired power plant located in Ebensburg, Pennsylvania, costs associated with organizational realignment of personnel and processes and an increase in valuation allowances associated with our deferred tax assets. The 2016 restructuring activities are expected to allow our Power segment to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the lower projected demand in the US coal-fired power generation market. Subsequent to the June 30, 2015 spin-off transaction, we incurred $3.8 million and $3.3 million of spin-off related transaction costs, respectively.

In the year ended December 31, 2015, we recognized a $14.6 million impairment charge, primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In this annual report, unless the context otherwise indicates, "B&W," "we," "us" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

Our assessment of operating results is based on three reportable segments:

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

Executive summary of results

We generally recognize revenues and related costs from long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a project, we recognize a charge against current earnings. Changes in the estimated results of our percentage-of-completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

During 2016, we recorded a total of $141.1 million in losses from changes in the estimated revenues and costs to complete renewable energy contracts in Europe, of which $98.1 million were recorded in the fourth quarter of 2016. These 2016 losses include $35.8 million of anticipated liquidated damages that reduced revenue.

As we disclosed in prior reports, we incurred $30.9 million in charges (net of $15.0 million of a probable insurance recovery) due to changes in the estimated cost to complete a contract during the second and third quarters of 2016 related to one European renewable energy project. Additional changes in the fourth quarter of 2016 resulted in $19.4 million of additional charges on this project, and this project adversely impacted other European renewable energy projects due to the limited pool of internal and external resources available for these projects, such as engineering, procurement and construction resources, which in turn caused us to revise downward our estimates with respect to our other European renewable energy projects, including three other projects that became loss contracts. As of December 31, 2016, this project is approximately 88% complete. We continue to expect construction activities to be completed and the unit to be operational in early 2017, with remaining commissioning and turnover activities linked to the customer's operation of the facility through mid-2017.

The second project became a loss contract in the fourth quarter of 2016, resulting from a charge of $28.1 million in 2016 ($23.0 million in the fourth quarter). As of December 31, 2016, this second project was approximately 67% complete. We expect this second project to be completed in late-2017.

The third project became a loss contract in the fourth quarter, resulting from $30.1 million of the 2016 charges ($25.2 million in the fourth quarter of 2016). As of December 31, 2016, this third project was approximately 82% complete. We expect this third project to be completed in mid-2017.

The fourth project became a loss contract in the fourth quarter of 2016, resulting from $16.4 million of the 2016 charges ($16.2 million in the fourth quarter). As of December 31, 2016, this fourth project was approximately 61% complete. We expect this fourth project to be completed in 2018.

We recorded an aggregate of $14.2 million of additional charges in the fourth quarter of 2016 for changes in estimated costs to complete other renewable energy projects. The cumulative effect of the changes in estimates in the Renewable segment also resulted in $15.7 million of non-cash income tax expense from establishing valuation allowances on the deferred income tax assets.

We expect all of the renewable energy projects changes in estimates to negatively affect our 2017 results of operations by $27.9 million.

On June 28, 2016, we announced actions to restructure our business that serves the United States power generation market in advance of updated projections for domestic power generation from coal-fired power plants. The restructuring reduced the size of our organization supporting the United States coal power generation market by approximately 20% and reorganized how we support the power market by redesigning the work flow to provide an effective, flexible organization that can adapt to changing market conditions and demand. During the year, we also faced a decline in revenue from sales of our industrial steam generation products to non-utility customers. Economic uncertainties globally as well as domestic political uncertainty led to reduced industrial capital expenditure spending during the year, and in turn impacted revenue, which, as expected, was down 21.0% compared to 2015. Because of our proactive restructuring actions, we were able to improve our gross margin percentage even with the decline in revenue in the Power segment. Restructuring charges from these actions totaled $31.4 million, which included $14.1 million of severance and $14.9 million of non-cash impairment of the long-lived assets at B&W’s one coal-fired power plant. Also related to these restructuring activities, we recorded $13.1 million of non-cash income tax expense to increase valuation allowances on deferred income tax assets associated with our equity investment in a foreign joint venture and certain state net operating loss carryforwards.

Growth in the industrial segment was driven by the July 1, 2016 acquisition of SPIG S.p.A. ("SPIG") a global provider of custom-engineered cooling systems and services, for €152.4 million (or approximately $169 million) in cash, net of working capital adjustments. SPIG provides comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with our goal to grow and diversify our technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. In 2016, SPIG contributed $96.3 million of revenue and $7.8 million of gross profit to the Industrial segment. In 2017, we expect to realize revenue synergies from our newly combined resources. Industrial segment results were also impacted by lower spending activity in the United States market, which primarily affected our MEGTEC business where we have seen customers delaying investment in their manufacturing facilities. Improved bookings in the fourth quarter combined with a strengthening of industrial production indices suggest that United States industrial markets are showing signs of stabilizing.

On January 11, 2017, we acquired Universal Acoustic and Emission Technologies, Inc. ("Universal"), for approximately $55 million in cash. The acquisition will include post-closing adjustments related to differences in actual net indebtedness and transaction expenses compared to estimates. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. The acquisition of Universal is expected to add approximately $80 million of annual revenue to our Industrial segment and be complementary to the products offered in each of our business segments, but particularly to our core businesses in the industrial markets.

Year-over-year comparisons are also affected by the following items:

•
Mark to market ("MTM") losses for our pension and other postretirement benefit plans were $24.1 million, $40.2 million and $101.3 million in 2016, 2015 and 2014, respectively. These losses are based on actual plan asset returns and changes in assumptions in the measurement of the related benefit plan liabilities, which are more fully described in Note 18 to the consolidated and combined financial statements included in Item 8.

•
We sold our interest in our Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"), on December 22, 2016 for $18.0 million, resulting in a gain of $8.3 million. The gain on sale is classified in equity in income of investees in 2016.

•
Restructuring costs totaled $37.0 million, $11.7 million and $20.2 million in 2016, 2015 and 2014, respectively, for a number of both completed and ongoing initiatives designed to phase in savings and make our products more competitive. Restructuring costs include accelerated depreciation and other activities related to manufacturing facility consolidation and outsourcing as well as reductions in force, consulting and other costs. In addition to savings already realized, we expect to realize savings of approximately $15 million in 2017. The $11 million of expected costs to achieve these savings are primarily related to office reconfiguration, consulting and facility demolition and consolidation activities.

•
Asset impairments in 2016 were $14.9 million, which were associated with impairment of the long-lived assets at B&W’s one coal-fired power plant. The non-cash impairment charge is classified in restructuring costs in 2016.

•
Asset impairments totaling $14.6 million were recognized in 2015 primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The non-cash impairment charge is classified in loss on disposal of assets in 2015.

•
The outcome of the Arkansas River Power Authority litigation in December 2016 resulted in a net $3.2 million reduction in the 2016 results of operations in our Power segment, which included a $4.2 million revenue reversal, a $2.3 million decrease in cost of operations and $1.3 million of legal costs (included in selling, general and administrative expenses ("SG&A")).

•
Litigation settlement charges of $9.6 million were incurred in 2015, including $1.8 million of legal costs and a $7.8 million reversal of Power segment revenue associated with the release of an accrued claims receivable as part of the legal settlement related to the Berlin Station project.

•	Spin-off transaction costs were $3.8 million and $3.3 million 2016 and 2015, respectively, primarily related to retention stock awards that had a one-year vesting period.

•
SG&A includes the incremental costs of being a separate stand-alone public company, such as costs to create separate accounting, legal, senior management and tax teams. We incurred approximately $13.5 million and $8.5 million in 2016 and in the second half of 2015, respectively. Due to the scope and complexity of these activities, the amount and timing of these incremental expenses could vary and initial run rates could be slightly higher than the expected annual amounts incurred in 2016 and 2015. Prior to the spin-off, we received allocations from BWC that were included in our SG&A. These pre-spin allocations also included $2.7 million, and $5.3 million in 2015 and 2014, related to the Nuclear Energy segment that was transferred to BWC at the time of the spin-off. The Nuclear Energy segment is treated as discontinued operations in our financial statements, but these related cost allocations remain in the SG&A expenses of our continuing operations.

•	SG&A in 2016 included $2.4 million of acquisition and integration related costs associated with the acquisition and integration of SPIG during 2016 and the acquisition of Universal in early 2017.

•
Intangible asset amortization expense from the SPIG acquisition in 2016 was $13.3 million, and we expect amortization of the SPIG intangible assets to result in approximately $8.9 million of expense in 2017. Intangible amortization is not allocated to the segment results.

Spin-Off Transaction

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

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

Consolidated and combined results of operations

	Year Ended December 31,
(in thousands)	2016	2015	2014
REVENUES
Power segment	$975,478	$1,234,997	$1,156,579
Renewable segment	349,172	338,603	224,032
Industrial segment	253,613	183,695	105,418
	$1,578,263	$1,757,295	$1,486,029

GROSS PROFIT
Power segment	$233,550	$247,632	$237,491
Renewable segment	(68,109)	57,682	53,449
Industrial segment	50,726	54,826	30,400
Intangible asset amortization expense included in cost of operations	(15,842)	(7,676)	(7,501)
Mark to market loss included in cost of operations	(21,208)	(44,307)	(94,806)
	$179,117	$308,157	$219,033

Research and development costs	(10,406)	(16,543)	(18,483)
Gains (losses) on asset disposals and impairments, net	32	(14,597)	(1,752)
Selling, general and administrative expenses	(240,166)	(240,296)	(215,379)
Restructuring and spin-off transaction costs	(40,807)	(14,946)	(20,183)
Equity in income (loss) of investees	16,440	(242)	8,681
Intangible asset amortization expense in SG&A	(4,081)	(3,769)	(2,659)
Mark to market (loss) gain included in SG&A	(2,902)	4,097	(7,233)
Operating income (loss)	$(102,773)	$21,861	$(37,975)

The presentation of the components of our revenues and gross profit in the table above is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business.

2016 vs 2015 Consolidated and combined results

Revenues decreased 10.2%, or $179 million, to $1.58 billion in 2016 compared to $1.76 billion in 2015 due to a $259.5 million decrease in Power segment revenues, partially offset by increases in revenues of $10.6 million and $69.9 million in our Renewable and Industrial segments, respectively. The SPIG acquisition, which was completed on July 1, 2016, contributed revenues of $96.3 million in 2016.

Gross profit decreased $129.0 million to $179.1 million in 2016 from $308.2 million in 2015. Excluding the MTM charges shown above, gross profit decreased $152.1 million to $200.3 million in 2016 from $352.5 million in 2015 primarily due to the decline in our Renewable segment's project performance during 2016.

Operating income decreased $124.6 million to an operating loss of $102.8 million in 2016 compared to operating income of $21.9 million in 2015. In addition to the gross profit decrease discussed above, the primary drivers of the decrease in our operating income in 2016 were a $25.9 million increase in restructuring charges primarily related to our Power segment restructuring in June 2016, partially offset by a $14.6 million decrease in loss on asset disposals and impairments compared to 2015, $16.1 million lower mark to market charges compared to 2015 and a $8.3 million gain from the sale of all of our interest in our Australian joint venture in 2016.

The performance drivers of each segment as well as other operating costs are discussed in more detail below.

2015 vs 2014 Consolidated and combined results

Revenues increased 18.3%, or $271.3 million, to $1.76 billion in 2015 compared to $1.49 billion in 2014 due primarily to increases in revenues from our Power, Renewable and Industrial segments of $78.4 million, $114.6 million and $78.3 million, respectively. The MEGTEC acquisition which was completed on June 20, 2014, contributed $183.7 million of revenues in 2015 compared to $105.4 million in 2014.

Gross profit increased $89.1 million to $308.2 million in the year ended December 31, 2015 from $219.0 million in 2014. Excluding the MTM charges shown above, gross profit increased $38.6 million to $352.5 million in 2015 from $313.8 million in 2014 primarily due to the inclusion of our MEGTEC business for a full year and increases in the volume of utility, industrial and renewable energy boiler projects in our Power and Renewable segments.

Operating income increased $59.8 million to $21.9 million in 2015 from an operating loss of $38.0 million in 2014. Operating income includes significant charges for MTM, restructuring and spin-off transaction costs and asset impairments that are each illustrated above and described in more detail below. Excluding these items, 2015 operating income would have increased $5.6 million from 2014 primarily from the gross margin improvements described above partially offset by increases in selling, general and administrative increases from inclusion of a full year of our MEGTEC business and the incremental stand-alone costs to operate our business as an independent public entity since the spin-off. Operating income in 2015 also decreased due to a $8.9 million decrease in equity in income of investees described below.

Segment descriptions

Our operations are assessed based on three reportable segments, which changed beginning in the third quarter of 2016 with the acquisition of SPIG as described in Note 4. Segment results for prior periods have been restated for comparative purposes.

•	Power: Focused on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•
Industrial: Focused on custom-engineered cooling, environmental, and other industrial equipment along with related aftermarket services. Beginning in 2017, the Universal acquisition adds custom-engineered acoustic, emission and filtration solutions to the segment.

Power segment

Our Power segment focuses on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. The segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrade projects, fuel switching and repowering projects, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.

Our worldwide new build boiler and environmental products businesses serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. The segment's boilers include utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

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

The segment also receives license fees and royalty payments through licensing agreements of our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	selectively bidding projects in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•	growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, natural gas and oil fired package boilers, due in part to lower fuel prices;

•	continuing our strong service presence in support of our installed fleet of steam generation equipment and expand support of other OEM equipment; and

•	lowering costs through a focus on operational efficiencies.

We focus our research dollars on improving our products for the markets we serve through: (i) cost reductions resulting in more competitive products in a highly competitive global market and margin improvement; (ii) reduced performance risk assuring our products meet our and our customers’ expectations; and (iii) standards development and updates, which results in lower engineering hours consumed on projects and enables us to sublet engineering to low cost engineering centers of excellence.

Power segment results

	Year Ended December 31,			Year Ended December 31,
(in thousands, except percentages)	2016	2015	$ Change	2015	2014	$ Change
Revenues	$975,478	$1,234,997	$(259,519)	$1,234,997	$1,156,579	$78,418
Gross profit	233,550	247,632	(14,082)	247,632	237,491	10,141
% of revenues	23.9%	20.1%		20.1%	20.5%

2016 vs 2015 results

Revenues decreased 21.0%, or $259.5 million, to $975.5 million in 2016 from $1.23 billion in 2015. The decrease in the segment's revenues reflect the accelerated decline in activities in the United States coal-fired generation market and a decline in sales of our industrial steam generation products to non-utility customers in North America. These declines resulted in lower revenues in all of our Power segment product lines.

Gross profit decreased $14.1 million to $233.5 million in 2016 from $247.6 million in 2015. While the 2016 decrease in gross profit was in-line with the 21.0% decrease in revenues, our Power segment's gross margin percentage improved in 2016 across all of our product lines as a result of the restructuring efforts in June 2016. Also contributing to the increase in our gross margin percentage is a $41.5 million increase in the gross profit contribution from construction projects in 2016 as a result of improved project performance. In 2015, gross profit was negatively impacted by a loss of $11.6 million on the Berlin Station project.

2015 vs 2014 results

Revenues increased 6.8%, or $78.4 million, to $1.23 billion in 2015 from $1.16 billion in 2014. Revenues were higher than the prior year across all of our product lines, except for aftermarket parts, which declined by $28.9 million.

Gross profit increased $10.1 million to $247.6 million in 2015 from $237.5 million in 2014, primarily due to a loss provision of $9.6 million on the Berlin Station project in 2015 as compared to a loss provision of $11.6 million in 2014.

Renewable segment

Our Renewable segment provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We expect growth in backlog in the second half of 2017 and beyond, primarily from renewable waste-to-energy projects, as we continue to see numerous opportunities around the globe, although the rate of backlog growth is dependent on many external factors. We have elected to limit bidding any additional Renewable contracts that involve our European resources for at least the first six months of 2017 as we work through our existing contracts.

Renewable segment results

	Year Ended December 31,			Year Ended December 31,
(in thousands, except percentages)	2016	2015	$ Change	2015	2014	$ Change
Revenues	$349,172	$338,603	$10,569	$338,603	$224,032	$114,571
Gross profit	(68,109)	57,682	(125,791)	57,682	53,449	4,233
% of revenues	(19.5)%	17.0%		17.0%	23.9%

2016 vs 2015 results

Revenues increased 3.1%, or $10.6 million to $349.2 million in 2016 from $338.6 million in 2015. The increase in revenue in 2016 is primarily attributable to an increase in the level of activity on our renewable energy contracts. Our operations and maintenance services also contributed $2.4 million more to the segment's revenues in 2016.

Gross profit decreased $125.8 million in 2016 from $57.7 million in 2015 to a loss of $68.1 million in 2016. The decrease is attributable to $141.1 million in losses from changes in the estimated forecasted cost to complete renewable energy contracts in Europe, partially offset by an increase in gross profit from our operations and maintenance services. During 2016, four of the segment's renewable energy projects became loss contracts. See additional details in Note 6 to the consolidated and combined financial statements included in Item 8 of this annual report.

2015 vs 2014 results

Revenues increased 51.1%, or $114.6 million, to $338.6 million in 2015 from $224.0 million in 2014. This increase was primarily attributable to a significant increase in the level of activity on new renewable energy contracts.

Gross profit increased $4.2 million to $57.7 million in 2015 from $53.4 million in 2014, primarily due to the increase in the number of renewable energy contracts during 2015.

Industrial segment

Through December 31, 2016, our Industrial segment was comprised of our MEGTEC and SPIG businesses. Beginning with the first quarter of 2017, Universal will be added to the Industrial segment. The segment is focused on custom-engineered cooling, environmental, noise abatement and industrial equipment along with related aftermarket services.

We acquired MEGTEC on June 20, 2014. Through MEGTEC, we provide environmental products and services to numerous industrial end markets. MEGTEC designs, engineers and manufactures products including oxidizers, solvent and distillation systems, wet electrostatic precipitators, scrubbers and heat recovery systems. MEGTEC also provides engineered products, such as specialized industrial process systems, coating lines and equipment. MEGTEC's suite of technologies for pollution abatement includes systems that control volatile organic compounds and air toxins, particulate, nitrogen oxides and acid gas air emissions from industrial processes. MEGTEC serves a diverse set of industrial end markets globally with a current emphasis on the chemical, pharmaceutical, energy storage, packaging, and automotive markets. MEGTEC's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We acquired SPIG on July 1, 2016. It provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades/revamps for existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

We expect that our 2017 acquisition of Universal will complement the product and service offerings we are able to provide through our Industrial segment. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal’s product offering includes gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures. Historically, almost all of Universal's activity has been in the United States. With the integration with the Industrial segment, we expect its business to grow globally with the benefit of B&W's global network of current and future customers and the needs of noise abatement controls for natural gas power generation, natural gas pipelines and other industrial markets.

We see opportunities for growth in revenues in the Industrial segment relating to a variety of factors. Our new equipment customers purchase equipment as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Major investments in global chemical markets have strengthened demand for our industrial equipment, while tightening environmental and noise abatement regulations in the United States, China, India and other developing countries are creating new opportunities. We foresee long-term trends toward increased environmental and noise abatement controls for industrial manufacturers around the world. Together, the companies that comprise the Industrial segment are well-positioned to capitalize on opportunities in these markets. Additionally, we will continue to seek acquisitions to expand our market presence and technology offerings in our Industrial segment.

Industrial segment results

	Year Ended December 31,			Year Ended December 31,
(in thousands, except percentages)	2016	2015	$ Change	2015	2014	$ Change
Revenues	$253,613	$183,695	$69,918	$183,695	$105,418	$78,277
Gross profit	50,726	54,826	(4,100)	54,826	30,400	24,426
% of revenues	20.0%	29.8%		29.8%	28.8%

2016 vs 2015 results

Revenues increased 38.1%, or $69.9 million, to $253.6 million in 2016 from $183.7 million in 2015. The increase in revenues is primarily the result of our acquisition of SPIG on July 1, 2016, which contributed $96.3 million of revenue to the Industrial segment during the second half of 2016. Our MEGTEC business experienced a decline in revenues in 2016 across each of its product lines caused by the decline in demand in the United States. However, we believe the industrials market in the United States is showing signs of stabilizing.

Gross profit increased 7.5%, or $4.1 million, to $50.7 million in the year ended December 31, 2016, compared to $54.8 million in 2015. The SPIG business contributed gross profit of $7.8 million in 2016, which was partially offset by lower gross profit from MEGTEC in-line with the decrease in revenues during 2016. MEGTEC was able to improve its gross margin percentage in 2016 due to its mix of product revenues despite the overall decline in revenues and gross profit for the business. In addition, SPIG's gross margins have been historically lower than MEGTEC's, resulting in a decline in the 2016 gross margin percentage in the segment.

2015 vs 2014 results

The year-over-year comparison reflects twelve months of MEGTEC revenues and gross profit in 2015 compared to approximately six months in 2014.

Revenues increased 74.3%, or $78.3 million, to $183.7 million in 2015 from $105.4 million in 2014.

Gross profit increased 80.2%, or $24.4 million, to $54.8 million in the year ended December 31, 2015, compared to $30.4 million in 2014. Gross profit in 2015 .

Selling, general and administrative expenses

SG&A increased $7.2 million to $247.1 million in 2016 from $240.0 million in 2015 due primarily to $5.1 million of acquisition and integration related costs related to the acquisitions of SPIG and Universal, $1.3 million of litigation expenses associated with the ARPA trial and the addition of $8.2 million of SG&A associated with SPIG. These increases in SG&A were partially offset by savings from our 2016 restructuring actions and reduced incentive compensation accruals.

SG&A increased $14.7 million to $240.0 million in 2015 from $225.3 million in 2014. The increase in SG&A in 2015 is primarily attributable to $17.5 million of SG&A associated with MEGTEC compared to $8.8 million in 2014 (MEGTEC was acquired on June 20, 2014), and an $8.5 million increase in stand-alone operating costs, discussed further below. In 2015, corporate allocations from our former Parent were $2.6 million lower than they were in 2014, which is discussed further below.

The additional stand-alone operating costs to operate our business as an independent public company exceeded the pre-spin allocations of expenses from BWC related to areas that include, but are not limited to, litigation and other legal matters, insurance, compliance with the Sarbanes-Oxley Act and other corporate governance matters. We estimated that we would incur annual incremental expenses of $14 million to $16 million, of which we incurred approximately $13.5 million and $8.5 million in 2016 and in the second half of 2015, respectively, to replace both the services previously provided by BWC as well as other stand-alone costs, such as costs to create separate accounting, legal, senior management and tax functions. We incurred significantly less than our estimate in 2016 due to the reversal of incentive compensation and other targeted overhead expense reductions. Due to the scope and complexity of these activities, the amount and timing of these incremental costs could vary and initial run rates could be slightly higher than the expected annual amounts incurred in 2016 and 2015.

As discussed in Note 1 to the consolidated and combined financial statements included in Item 8, we distributed assets and liabilities totaling $47.8 million associated with our Nuclear Energy ("NE") segment to BWC in conjunction with the spin-off on June 30, 2015. We received corporate allocations from our former Parent which totaled $2.7 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively. Though these allocations related to our discontinued NE segment, they are included as part of selling, general and administrative expenses in the results from our continuing operations because allocations are not eligible for inclusion in discontinued operations.

Research and development costs

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $10.4 million, $16.5 million and $18.5 million in 2016, 2015 and 2014, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales. In 2017, we expect to continue the trend of a decrease in the amount of research and development expense.

Losses on asset disposal and impairment

We experienced losses on asset disposals and impairments totaling $14.6 million and $1.8 million in 2015 and 2014, respectively. Losses on asset disposals and impairments in 2016 were primarily related to the $14.9 million non-cash impairment of the long-lived assets at B&W's one coal-fired power plant located in Ebensburg, Pennsylvania, which is classified separately in restructuring costs during 2016. The impairment charge recorded in 2015 was primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The impairment charges recorded in 2014 were related to the cancellation of operations and maintenance services contracts.

Equity in income (loss) of investees

Our equity method investees include joint ventures in China and India, each of which manufactures boiler parts, and a joint venture in Australia that sells and services industrial equipment and other project-related joint ventures. We sold all of our interest in our Australian joint venture, HMA, on December 22, 2016 for $18.0 million, resulting in a gain of $8.3 million.

Our interest in HMA's income before the gain on sale in 2016 was $2.2 million, $3.1 million and $3.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.

In May 2014, we purchased the remaining outstanding equity of a joint venture coal-fired power plant in Ebensburg, Pennsylvania that was previously unconsolidated. Since that date, we have consolidated its results in our Power segment. Additionally, in the year ended December 31, 2014, we recognized income from a United States environmental project joint venture. The United States environmental project was substantially completed in 2014 and did not contribute equity income in 2015.

Equity in income from our unconsolidated joint ventures increased $16.7 million to $16.4 million of income in 2016 from a $0.2 million loss in 2015, primarily due to the gain on the sale of our interest in our Australian joint venture discussed above and the performance of our joint venture in China.

Equity in income from our unconsolidated joint ventures decreased $8.9 million to a loss of $0.2 million in 2015, as compared to income of $8.7 million in 2014 primarily due to adverse market conditions in China and Australia and start-up costs relating to a new manufacturing facility in India. Additionally, in 2014, we recognized income from a United States environmental project joint venture that was substantially complete in 2014 and did not contribute equity income in 2015.

Restructuring

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of significantly lower demand now projected for power generation from coal in the United States. The new organizational structure includes a redesigned work flow to provide an efficient, flexible organization that can adapt to the changing market conditions and volumes. The costs associated with the restructuring activities were $31.4 million in the year ended December 31, 2016, and were primarily related to employee severance of $14.1 million and non-cash impairment of the long-lived assets at B&W's one coal-fired power plant located in Ebensburg, Pennsylvania of $14.9 million. Other costs associated with the restructuring of $2.4 million are related to organizational realignment of personnel and processes and an increase in valuation allowances associated with our deferred tax assets (see Note 10). The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the lower projected demand in the US coal-fired power generation market. These restructuring actions are primarily in the Power segment. We expect additional restructuring charges during 2017 of up to $6 million primarily related to office reconfiguration, other facilities costs, consulting and other activities related to the June 28, 2016 restructuring.

Pre-2016 Restructuring activities

In 2014, we started our current restructuring initiatives that included manufacturing facility consolidation and outsourcing as well as reductions in force, consulting and other costs. The total cost of these restructuring initiatives was approximately $50 million, of which we incurred $37.0 million and $11.7 million in 2016 and 2015, respectively. Included in total restructuring costs are non-cash charges related to accelerated depreciation and impairment, which were $15.0 million and $6.7 million in the years ended December 31, 2016 and 2015, respectively. We expect additional restructuring charges of up to $5 million primarily related to facility demolition and consolidation activities, which will take place during the first half of 2017.

Prior to contemplating the spin-off, beginning in 2012, our former Parent had also implemented restructuring activities to enhance competitiveness and to better position the combined company, BWC, for growth, improved profitability and to help offset increasingly competitive market conditions. These activities included operational and functional efficiency improvements, organizational design changes and manufacturing optimization that were substantially complete prior to the spin-off. A substantial part of these activities benefited us, primarily related to activities in 2014. A total of $21.5 million of costs associated with these previous restructuring activities were recognized through June 30, 2015, including $2.1 million in 2014. We have not recognized costs related to these prior restructuring activities since June 30, 2015.

Spin-off transaction costs

In the years ended December 31, 2016 and 2015, we incurred $3.8 million and $3.8 million of costs directly related to the spin-off of B&W from BWC, respectively, primarily related to retention stock awards that had a one-year vesting period as of the June 30, 2015 date of the spin-off.

Mark to market adjustments for pension and other postretirement benefit plans

We recognize actuarial gains and losses for our pension and other postretirement benefit plans into earnings as a component of net periodic benefit cost, which affect both our cost of operations and SG&A. These MTM adjustments for our pension and other postretirement plans resulted in net losses of $24.1 million, $40.2 million and $101.3 million, in 2016, 2015 and 2014, respectively, and the effect on cost of operations and SG&A are detailed above and in Note 18 to the consolidated and combined financial statements included in Item 8. The MTM loss in 2016 was primarily related to a decrease in the discount rate used to measure our pension plan liabilities and changes in the demographics of our pension plan participants, partially offset by actual return on assets that exceeded our expected return for the year. The MTM loss in 2016 was partially offset by a curtailment gain in one of our other postretirement benefit plans. We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017), provided the plan participant had not yet reached his or her lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who did not enroll in the new benefit plan, we recognized a settlement gain of $7.2 million on December 31, 2016 (which is included as part of the MTM adjustment). The net MTM loss in 2015 was primarily related to actual return on assets that fell short of the expected return, offset by an increase in the discount rate used to measure our benefit plans liabilities. The MTM loss in 2014 was primarily related to a $46.9 million loss recognized on the adoption of a new mortality assumption and a decline in the discount rate, offset by actual return on assets that exceeded the expected return.

Provision for income taxes

	Year Ended December 31,
(in thousands, except percentages)	2016	2015	2014
Income (loss) from continuing operations before provision for income taxes	$(108,139)	$20,205	$(36,618)
Income tax provision	6,943	3,671	(24,728)
Effective tax rate	(6.4)%	18.2%	67.5%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. In addition, the jurisdictional mix of our income (loss) before tax can be significantly affected by MTM adjustments related to our pension and postretirement plans, which are primarily in the United States and the impact of discrete items.

In 2016, we had a pretax loss in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. In addition, some of the foreign losses were subject to a valuation allowance and therefore did not give rise to a tax benefit in 2016. Because the jurisdictional mix of our pretax loss was heavily skewed toward relatively low tax jurisdictions, a lower effective tax rate resulted. This low effective tax rate applied against our pretax loss was further reduced due to the impact of unfavorable discrete items recorded in 2016.

In 2015, the MTM adjustments resulted in a net loss in the United States, which was tax-effected at U.S. statutory tax rates. When these tax benefits, which are realized in a relatively high tax jurisdiction, are combined with the tax expense generated in foreign jurisdictions with relatively lower statutory tax rates, a low net effective tax rate resulted because we have income before the provision for income taxes.

In 2014, the MTM adjustments resulted in a net loss in the United States that was partially offset by earnings in foreign jurisdictions. Under these circumstances, the relatively higher U.S. statutory tax rate combined with the lower tax rates applicable in foreign jurisdictions resulted in a relatively high effective tax rate because we have a loss before the provision for income taxes.

Income (loss) before provision for income taxes generated in the United States and foreign locations for the years ended December 31, 2016, 2015 and 2014 is presented in the table below.

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$1,280	$(20,748)	$(64,084)
Other than the United States	(109,419)	40,953	27,466
Income (loss) before provision for (benefit from) income taxes	(108,139)	20,205	(36,618)

As described above, in addition to jurisdictional mix of earnings and the impact of MTM adjustments, our income tax provision and our effective tax rate can also be affected by discrete items that do not occur in each period or jurisdiction and recurring items like foreign tax and research credits, nondeductible expenses and manufacturing tax benefits.

In 2016, we had net unfavorable discrete items of approximately $32.2 million. With a pretax loss in 2016, unfavorable discrete items decreased the effective tax rate by 29.8%. Our discrete items primarily consist of a $15.7 million increase in the valuation allowance against deferred tax assets related to one of our foreign businesses that incurred pretax losses in the current year, a $10.8 million increase in the valuation allowance against the deferred tax asset related to our equity investment in a foreign joint venture and a $5.1 million charge related to changes in state deferred taxes due to changes in tax rates and an increase in valuation allowances.

In 2015, we had net unfavorable discrete items of approximately $2.7 million, primarily related to revaluing our state deferred taxes, which increased the effective tax rate in 2015 by approximately 14%. The recurring items largely offset each other.

In 2014, we had net favorable discrete items of approximately $4.0 million primarily related to the receipt of a ruling from the United States Internal Revenue Service that enabled us to amend prior year United States income tax returns for 2010 to 2012 to exclude distributions of several of our foreign joint ventures from domestic taxable income. Because 2014 was a loss year, this benefit resulted in an increase to the effective tax rate of approximately 11%. In addition, the favorable impact of the foreign tax and research credits further increased our effective tax rate by approximately 8%.

Discrete items are dependent on future events that management is unable to reasonably forecast. Consequently, we cannot predict the amount or significance of such items on our effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had: unrestricted cash and cash equivalents of $95.9 million; investments with a fair value of $18.0 million, primarily held by our captive insurance company; and restricted cash and cash equivalents of $27.8 million, of which $6.6 million was held in restricted foreign cash accounts and $21.2 million was held to meet reinsurance reserve requirements of our captive insurer in lieu of long-term investments.

Of our $95.9 million of unrestricted cash and cash equivalents at December 31, 2016, approximately $94.4 million, or 98%, is held outside of the United States and relates to foreign operations, though it is primarily held in United States dollars to mitigate foreign exchange risk. In general, these resources are not available to fund our United States operations unless the funds are repatriated to the United States, which could expose us to taxes we presently have not accrued in our financial statements. We presently have no plans to repatriate these funds to the United States as the liquidity generated by our United States operations is sufficient to meet the cash requirements of our United States operations.

Our investment portfolio consists primarily of investments in highly liquid money market instruments. Our investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Beginning in 2017, unrealized gains and losses, net of tax, will be reported in our statement of operations each period as a result of a change in accounting principles required by GAAP. The change in accounting will be reflected prospectively in our financial statements.

We continue to explore long-term growth strategies across our segments through acquisitions to expand and complement our existing businesses. We expect to fund these opportunities by cash on hand, external financing (including debt), equity or some combination thereof. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity to be sufficient to meet our liquidity needs for at least twelve months from the date of this filing.

Cash and cash equivalents decreased by $269.3 million in 2016. Our net cash provided by operations was $2.3 million in 2016, compared to cash provided by operations of $170.4 million in 2015. The decrease in cash provided by operations was primarily attributable to $124.6 million less of operating income in 2016 resulting from the status of contracts in progress in our Renewable segment and $20.4 million of cash disbursements associated with our restructuring activities. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Our existing portfolio of Renewable contracts include milestone payments from our customers in advance of incurring the contract expenses, and as a result we are in an advance bill position on most of our Renewable contracts at December 31, 2016. Because of this advanced bill position, combined with the increase in expected costs to complete the Renewable loss contracts, we expect this business segment to use a significant amount of cash during 2017.

Our net cash used in investing activities increased by $135.0 million to $180.8 million in 2016 from $45.9 million in 2015 primarily due to our acquisition of SPIG on July 1, 2016, and a $26.2 million contribution in April 2016 to increase our interest in TBWES, our joint venture in India. The equity contribution to our Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") joint venture was for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost. Capital expenditures in 2016 were $22.5 million, and we expect approximately the same level of capital expenditures in 2017.

Our net cash provided by (used for) financing activities was $(83.4) million in 2016, compared to $53.6 million in 2015. Net cash used for financing activities in 2016 includes our repurchase of $78.4 million of our common stock during the year pursuant to our share repurchase program, and net payments of $4.8 million on our revolving credit facilities, which includes our repayment of $18.3 million of SPIG's revolving debt during the third quarter of 2016. The net cash provided by financing activities in the year ended December 31, 2015 includes $80.6 million of cash received from the former Parent in the spin-off transaction, partially offset by $24.3 million used to repurchase 1.3 million shares in the second half of 2015.

United States credit facility

On June 30, 2015, we obtained a credit agreement ("Credit Agreement") in connection with the spin-off transaction. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit.

On February 24, 2017, we entered into Amendment No. 2 to Credit Agreement (the “Amendment” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (i) provide financial covenant relief by amending the definition of EBITDA (as defined in the Amended Credit Agreement) to exclude up to $98.1 million of losses for certain Renewable segment contracts for the year ended December 31, 2016; (ii) increase the maximum permitted leverage ratio to 3.50 to 1.00 during the covenant relief period; (iii) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $300.0 million in the aggregate; (iv) increase the pricing for borrowings, letters of credit and commitment fees under the Amended Credit Agreement during the covenant relief period; (v) limit our ability to incur debt and liens during the covenant relief period; (vi) limit our ability to make acquisitions and investments in third parties during the covenant relief period; (vii) prohibit us from making dividends and stock repurchases during the covenant relief period; (viii) prohibit us from exercising the accordion described below during the covenant relief period; (ix) limit our financial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period; and (x) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales. The covenant relief period will end, at our election, when the conditions set forth in the Amendment are satisfied, but in no event earlier than the date on which we provide the compliance certificate for the fiscal quarter ending December 31, 2017.

Other than during the covenant relief period described above, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto. During the covenant relief period described above, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances. During the covenant relief period described above, such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period described above, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

Loans outstanding under the Amended Credit Agreement bear interest at our option at either (i) the LIBOR rate plus (a) during the covenant relief period described above, a margin of 2.50% per year, and (b) following the covenant relief period described above, a margin ranging from 1.375% to 1.875% per year, or (ii) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus (a) during the covenant relief period described above, a margin of 1.50% per year, and (b) following the covenant relief period described above, a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee (A) during the covenant relief period described above, is 0.50% per year, and (B) following the covenant relief period described above, varies between 0.25% and 0.35% per year. Additionally, (I) during the covenant relief period, a letter of credit fee of 2.50% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per year is charged with respect to the amount of each performance letter of credit outstanding, and (II) following the covenant relief period described above, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit outstanding. Following the covenant relief period described above, the applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio as defined in the Amended Credit Agreement (i) is 3.50 to 1.00 during the covenant relief period described above and (ii) is 3.00 to 1.00 following the covenant relief period described above (which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition). The minimum consolidated interest coverage ratio is 4.00 to 1.00 both during and following the covenant relief period described above. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2016, usage under the Amended Credit Agreement consisted of $9.8 million in borrowings at an effective interest rate of 4.125%, $7.5 million of financial letters of credit and $89.1 million of performance letters of credit. After giving effect to the maximum leverage ratio, we had $228.8 million available borrowing capacity based on trailing-twelve month EBITDA, as defined in our Amended Credit Agreement, at December 31, 2016.

The Amended Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Amended Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued.

Universal acquisition

In order to purchase Universal on January 11, 2017, we borrowed $55 million under the United States credit facility in 2017. The acquisition did not materially change the level of bank guarantees, letters of credit or surety bonds that were outstanding at December 31, 2016.

Foreign revolving credit facilities

Outside of the United States, we have unsecured revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. The revolving credit facilities in Turkey and India are a result of the July 1, 2016 acquisition of SPIG. These three foreign revolving credit facilities allow us to borrow up to $15.7 million in aggregate, and each have a one year term. At December 31, 2016, we had $14.2 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 4.92%. If an event of default relating to bankruptcy or insolvency events was to occur, all obligations will become due and payable.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States credit facility as of December 31, 2016 and December 31, 2015 was $255.2 million and $193.1 million, respectively. The increase in 2016 is attributable to the July 1, 2016 acquisition of SPIG.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $527.9 million.

Long-term benefit obligations

Our unfunded pension and postretirement benefit obligations totaled $300.8 million at December 31, 2016. These long-term liabilities are expected to require use of our resources to satisfy our future funding obligations. For the year ended December 31, 2016, we made required contributions to our pension plans totaling $4.0 million and to our postretirement plans of $3.0 million. In 2017, we expect to make $19 million to $21 million of contributions to our benefit plans. See additional information on our long-term benefit obligations in Note 18 to our consolidated and combined financial statements included in Item 8 of this annual report.

Contractual obligations

Our cash requirements as of December 31, 2016 under current contractual obligations were as follows:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating lease payments	$13,189	$5,224	$6,266	$1,664	$35
US revolving credit facility	$9,800	$—	$9,800	$—	$—
Foreign revolving credit facility	$14,241	$14,241	$—	$—	$—

The table above excludes cash payments for self-insured claims, litigation and funding of our pension and postretirement benefit plans because we are uncertain as to the timing and amount of any associated cash payments that will be required. For example, expected pension contributions are subject to potential contributions that may be required in connection with acquisitions, dispositions or plan mergers. Also, estimated pension and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets and health care costs. Additionally, the table above excludes deferred income taxes recorded on our balance sheets because cash payments for income taxes are determined primarily on future taxable income. Our only long-term debt at December 31, 2016 was our $9.8 million United States revolving credit facility balance.

Our contingent commitments under letters of credit, bank guarantees and surety bonds outstanding at December 31, 2016 expire as follows (in thousands):

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
$913,248	$521,322	$326,674	$63,092	$2,160

We do not expect significant cash payments associated with the contingent commitments included in the table above because we expect to fulfill the performance commitments related to the underlying contracts.

Off-balance sheet arrangements

There were no significant off-balance sheet arrangements at December 31, 2016.

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

In the years ended December 31, 2016, 2015 and 2014, we recognized net changes in estimates related to long-term contracts accounted for on the POC basis which increased (decreased) operating income by $(106.8) million, $0.4 million and $26.3 million, respectively. As of December 31, 2016, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to project performance or unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

We recognize income from contract change orders or claims when formally agreed with the customer. We regularly assess the collectability of contract revenues and receivables from customers. We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe the following accounting criteria have been met:

a)	The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.

b)	Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.

c)	Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.

d)	The evidence supporting the claim is objective and verifiable, not based on unsupported representations.

In our consolidated balance sheets, we had no accrued claims receivable at December 31, 2016 and $2.3 million of claims receivable at December 31, 2015.

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

Several valuation methods are used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we used the income method, which required us to forecast the expected future net cash flows for each intangible asset.
These cash flows were then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the projected cash flows. Some of the more significant estimates and assumptions inherent in the income method include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset's economic life and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry. Determining the useful life of an intangible asset also require judgment as different types of intangible assets will have different useful lives, or indefinite useful lives.

We accounted for the acquisitions of SPIG and MEGTEC using the acquisition method. All of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Acquisition-related costs were recorded as selling, general and administrative expenses in our condensed consolidated and combined financial statements.

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

At December 31, 2016, our total investment in equity method investees is $98.7 million, including a $40.6 million investment in a start-up venture in India, TBWES, that completed construction of its manufacturing facility intended primarily for new build coal boiler projects in India in 2014. While TBWES has not yet recorded a profit, we have determined that an other-than-temporary-impairment is not present based on the expected cash flows and strategy for TBWES. Continuing future losses or changes in the strategy of TBWES or other joint ventures could affect future assessments of other-than-temporary-impairment.

Pension and other postretirement benefit plans

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

In 2016, we changed our approach to setting the discount rate from a single equivalent discount rate to an alternative spot rate method. This change in estimate was applied prospectively in developing our annual discount rate, which resulted in $6.8 million lower interest and service cost in 2016. The impact of the change in estimate did not change our pension and other postretirement benefits liability as of December 31, 2016, because any change was completely offset in the net actuarial gain (loss) recorded in the annual mark to market adjustment. This new method was adopted because it more accurately applies each year’s spot rates to the projected cash flows.

In 2014, we adjusted our mortality assumption to reflect mortality improvements identified by the Society of Actuaries, adjusted for our experience. The impact of the change in this assumption caused a $46.9 million increase in our pension liability.

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2016:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost(1)	$(22.2)	$29.7
Effect on projected benefit obligation	(31.2)	32.5
Return on assets:
Effect on ongoing net periodic benefit cost	$(2.2)	$2.2
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2016 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 20 to the consolidated and combined financial statements included in Item 8 for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

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

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date). Our 2016 annual assessment for each of our five reporting units indicated that we had no impairment of goodwill. The fair value of our reporting units were all in excess of carrying value on the assessment date by at least 20%. The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a 50% weighting of a discounted cash flow analysis under the income approach using forward-looking projections of estimated future operating results, a 30% weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and a 20% weighting using the similar transactions methodology under the market approach using revenue and EBITDA multiples.

The goodwill impairment test associated with our MEGTEC reporting unit is the most sensitive to a change in future valuation assumptions. The reporting unit has $104.3 million of goodwill, which is unchanged since June 30, 2015. As of the annual assessment date in 2016 and 2015, the fair value of our MEGTEC reporting unit exceeded its carrying value by 22% and 48%, respectively. The change in headroom was attributable to a decrease in the estimated fair value of the reporting unit from $182.8 million to $163.8 million as of our annual assessment date in 2015 and 2016, respectively, and a $11.5 million increase in the carrying value of the reporting unit. Under both the income and market valuation approaches, the independently obtained fair value estimates decreased due to lower projected net sales and EBITDA. Similar to many industrial businesses, the 2016 reduction in MEGTEC reporting unit revenues has been the result of a decline in new equipment demand, primarily in the Americas market. However, management believes the industrials market is starting to show signs of stabilizing.

The Renewable segment's fourth quarter results caused us to evaluate whether its goodwill was impaired at December 31, 2016. The Renewable segment has $48.4 million of goodwill at December 31, 2016. We estimated the fair value of the reporting unit at that date under Step 1 of the goodwill impairment test using a discounted cash flow analysis under the income approach. We determined there were not any significant changes in the results of our market valuation approach since the annual assessment date. Based on the results of the Step 1 impairment test at December 31, 2016, we determined it was not more likely than not that the segment's goodwill is impaired because the fair value of the Renewable reporting unit significantly exceeded its carrying value. We also assessed whether there was any indication of goodwill impairment in our other four reporting units at December 31, 2016, and have concluded based on our qualitative assessment that it is not more likely than not that the fair value is less than the carrying value.

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

In the year ended December 31, 2015, we recognized a $14.6 million impairment charge primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The impairment is included in losses on asset disposals and impairments, net in our consolidated and combined financial statements included in Item 8 of this annual report.

In the year ended December 31, 2016, we recognized a $14.9 million impairment charge related primarily to the impairment of long-lived assets at B&W’s one coal-fired power plant located in Ebensburg, Pennsylvania. The impairment charge was determined as the difference between the fair value of the power plant's long-lived assets less the estimated cost to sell and the carrying value of the assets before recording the impairment charge.

The Renewable segment's fourth quarter results caused us to evaluate whether its long-lived assets were impaired. The Renewable segment is not an asset-intensive business, and at December 31, 2016 the segment had $55.3 million of noncurrent assets, $48.4 million of which was its goodwill balance. Based on our analysis, the estimated, undiscounted future cash flows exceed the carrying value of its long-lived assets, and accordingly we concluded there was no long-lived asset impairment at December 31, 2016.

Income taxes

Income tax expense for federal, foreign, state and local income taxes is calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities.We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated and combined financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of the provision for income taxes in our consolidated and combined statements of operations.

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

We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations. Our exposure to debt has been limited though December 31, 2016, but we financed $55 million of the January 11, 2017 purchase of Universal under our United Stated credit facility. Our United States credit facility has an interest rate that fluctuates with market rates, and as a result the fair value of debt has minimal exposure to fluctuations in interest rates.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. Our primary foreign currency exposures are Danish kroner, Great British pound, Euro, Canadian dollar, and Chinese yuan. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.

Interest Rate Sensitivity

The following tables provide information about our financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted-average interest rates by expected maturity dates.

At December 31, 2016, Principal Amount by Expected Maturity					Fair Value at December 31, 2016
	Years Ending December 31,
(in thousands, except percentages)	2017	2018 - 2022	Thereafter	Total
Investments	$16,841	$—	$1,218	$18,059	$17,991
Average interest rate	0.81%	—%	—%	0.75%
Revolving debt	$14,241	$9,800	$—	$24,041	$23,973
Average interest rate	4.9%	4.1%	—%	4.6%

At December 31, 2015, Principal Amount by Expected Maturity					Fair Value at December 31, 2015
	Years Ending December 31,
(in thousands, except percentages)	2016	2017 - 2021	Thereafter	Total
Investments	$3,996	$—	$1,172	$5,169	$5,089
Average interest rate	0.36%	—%	—%	0.28%
Revolving debt	$2,005	$—	$—	$2,005	$2,014
Average interest rate	5.1%	—%	—%	5.1%

Exchange Rate Sensitivity

The following table provides information about our FX forward contracts outstanding at December 31, 2016 and presents such information in United States dollar equivalents. The table presents notional amounts and related weighted-average FX rates by expected (contractual) maturity dates and constitutes a forward-looking statement. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The average contractual FX rates are expressed using market convention, which is dependent on the currencies being bought and sold under the forward contract.

Forward Contracts to Purchase Foreign Currencies in United States Dollars
(in thousands)	Year Ending	Fair Value at	Average Contractual
Foreign currency	December 31, 2017	December 31, 2016	Exchange Rate
Canadian dollar (selling Australian dollar)	$1,445	$56	1.0098
Chinese renminbi, onshore (selling Euro)	$3,892	$19	7.4644
Danish krone (selling Swedish krona)	$13,457	$107	1.3047
Danish krone	$18,693	$(293)	6.8914
Euro (selling Canadian dollar)	$2,825	$(9)	1.4369
Euro (selling British pound sterling)	$31,454	$3,425	0.7646
Euro	$23,600	$(625)	1.0807
British pound sterling (selling Euro)	$1,260	$(54)	0.8424
British pound sterling	$8,202	$(203)	1.2605
Swedish krona (selling Danish krone)	$3,945	$(75)	1.2836
Swedish krona	$1,036	$3	9.1660
U.S. dollar (selling Canadian dollar)	$17,560	$112	1.3397
U.S. dollar (selling Euro)	$16,018	$22	1.0518

(in thousands)	Year Ending	Fair Value at	Average Contractual
Foreign currency	December 31, 2018	December 31, 2016	Exchange Rate
Danish krone (selling Swedish krona)	$8,676	$257	1.3094
Danish krone	$6,552	$(89)	6.7804
Euro (selling British pound sterling)	$1,629	$22	0.8550
Euro	$115	$(7)	1.1360
Swedish krona (selling Danish krone)	$375	$(7)	1.3064
U.S. dollar (selling Canadian dollar)	$1,818	$25	1.3233

(in thousands)	Year Ending	Fair Value at	Average Contractual
Foreign currency	December 31, 2019	December 31, 2016	Exchange Rate
Danish krone (selling Swedish krona)	$6,275	$362	1.3166
Danish krone	$8,590	$(108)	6.5344

ITEM 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Babcock & Wilcox Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Babcock & Wilcox Enterprises, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

The Board of Directors of The Babcock & Wilcox Company (“BWC”) approved the spin-off of the Company through the distribution of common stock of the Company on June 30, 2015 to existing shareholders of BWC. See Note 1 to the consolidated and combined financial statements.
/S/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2017

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenues	$1,578,263	$1,757,295	$1,486,029
Costs and expenses:
Cost of operations	1,399,146	1,449,138	1,266,996
Research and development costs	10,406	16,543	18,483
Losses (gains) on asset disposals and impairments, net	(32)	14,597	1,752
Selling, general and administrative expenses	247,149	239,968	225,271
Restructuring activities and spin-off transaction costs	40,807	14,946	20,183
Total costs and expenses	1,697,476	1,735,192	1,532,685
Equity in income (loss) of investees	16,440	(242)	8,681
Operating income (loss)	(102,773)	21,861	(37,975)
Other income (expense):
Interest income	810	618	1,060
Interest expense	(3,796)	(1,059)	(492)
Other – net	(2,380)	(1,215)	789
Total other income (expense)	(5,366)	(1,656)	1,357
Income (loss) before income tax expense	(108,139)	20,205	(36,618)
Income tax expense (benefit)	6,943	3,671	(24,728)
Income (loss) from continuing operations	(115,082)	16,534	(11,890)
Income (loss) from discontinued operations, net of tax	—	2,803	(14,272)
Net income (loss)	(115,082)	19,337	(26,162)
Net income attributable to noncontrolling interest	(567)	(196)	(366)
Net income (loss) attributable to shareholders	$(115,649)	$19,141	$(26,528)
Amounts attributable to shareholders:
Income (loss) from continuing operations	$(115,649)	$16,338	$(12,256)
Income (loss) from discontinued operations, net of tax	—	2,803	(14,272)
Net income (loss) attributable to shareholders	$(115,649)	$19,141	$(26,528)

Basic earnings (loss) per share - continuing operations	$(2.31)	$0.31	$(0.23)
Basic earnings per share - discontinued operations	—	0.05	(0.26)
Basic earnings (loss) per share	$(2.31)	$0.36	$(0.49)

Diluted earnings (loss) per share - continuing operations	$(2.31)	$0.30	$(0.23)
Diluted earnings per share - discontinued operations	—	0.06	(0.26)
Diluted earnings (loss) per share	$(2.31)	$0.36	$(0.49)
Shares used in the computation of earnings per share:
Basic	50,129	53,487	54,239
Diluted	50,129	53,709	54,239
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$(115,082)	$19,337	$(26,162)
Other comprehensive income (loss):
Currency translation adjustments	(24,494)	(19,459)	(26,895)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	2,208	282	(3,184)
Income taxes	162	(57)	(824)
Unrealized gains on derivative financial instruments, net of taxes	2,046	339	(2,360)
Derivative financial instrument (gains) losses reclassified into net income	(3,598)	1,557	2,169
Income taxes	(568)	424	559
Reclassification adjustment for (gains) losses included in net income, net of taxes	(3,030)	1,133	1,610

Benefit obligations:
Unrealized gains (losses) on benefit obligations	12,202	462	2,719
Income taxes	4,510	(57)	(1,237)
Unrealized gains (losses) on benefit obligations, net of taxes	7,692	519	3,956
Amortization of benefit plan costs (benefits)	(254)	1,042	931
Income taxes	(404)	1,237	2,242
Amortization of benefit plan costs (benefits), net of taxes	150	(195)	(1,311)

Investments:
Unrealized gains (losses) on investments	11	(65)	(2)
Income taxes	4	(16)	—
Unrealized gains (losses) on investments, net of taxes	7	(49)	(2)
Investment gains reclassified into net income	—	42
Income taxes	—	15	—
Reclassification adjustments for losses included in net income, net of taxes	—	27	—

Other comprehensive income (loss)	(17,629)	(17,685)	(25,002)
Total comprehensive income (loss)	(132,711)	1,652	(51,164)
Comprehensive loss attributable to noncontrolling interest	(575)	(183)	(329)
Comprehensive income (loss) attributable to shareholders	$(133,286)	$1,469	$(51,493)
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$95,887	$365,192
Restricted cash and cash equivalents	27,770	37,144
Accounts receivable – trade, net	282,347	291,242
Accounts receivable – other	73,756	44,765
Contracts in progress	166,010	128,174
Inventories	85,807	90,119
Other current assets	45,957	21,548
Total current assets	777,534	978,184
Property, plant and equipment - gross	332,537	330,021
Accumulated depreciation	(198,900)	(184,304)
Net property, plant and equipment	133,637	145,717
Goodwill	267,395	201,069
Deferred income taxes	163,388	190,656
Investments in unconsolidated affiliates	98,682	92,196
Intangible assets	71,039	37,844
Other assets	17,468	17,379
Total assets	$1,529,143	$1,663,045

Revolving debt	$14,241	$2,005
Accounts payable	220,737	175,170
Accrued employee benefits	35,497	51,476
Advance billings on contracts	210,642	229,390
Accrued warranty expense	40,467	39,847
Other accrued liabilities	95,954	63,464
Total current liabilities	617,538	561,352
Accumulated postretirement benefit obligations	12,822	27,768
Pension liabilities	288,437	282,133
Other noncurrent liabilities	49,395	43,365
Total liabilities	968,192	914,618
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 48,688 and 52,481 shares at December 31, 2016 and 2015, respectively	544	540
Capital in excess of par value	806,589	790,464
Treasury stock at cost, 5,592 and 1,376 shares at December 31, 2016 and December 31, 2015, respectively	(103,818)	(25,408)
Retained earnings (deficit)	(114,684)	965
Accumulated other comprehensive loss	(36,482)	(18,853)
Stockholders' equity attributable to shareholders	552,149	747,708
Noncontrolling interest	8,802	719
Total stockholders' equity	560,951	748,427
Total liabilities and stockholders' equity	$1,529,143	$1,663,045
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

			Capital In Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Former Parent Investment	Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance December 31, 2013	—	$—	$—	$—	$—	$35,339	$489,381	$924	$525,644
Net income	—	—	—	—	—	—	(26,528)	366	(26,162)
Currency translation adjustments	—	—	—	—	—	(26,858)	—	(37)	(26,895)
Derivative financial instruments	—	—	—	—	—	(750)	—	—	(750)
Defined benefit obligations	—	—	—	—	—	2,645	—	—	2,645
Available-for-sale investments	—	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	—	—	108	—	108
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(226)	(226)
Net transfers from Parent	—	—	—	—	—	—	213,075	—	213,075
Balance December 31, 2014	—	$—	$—	$—	$—	$10,374	$676,036	$1,027	$687,437

Net income	—	$—	$—	$—	$965	$—	$18,176	$196	$19,337
Currency translation adjustments	—	—	—	—	—	(19,446)	—	(13)	(19,459)
Derivative financial instruments	—	—	—	—	—	1,472	—	—	1,472
Defined benefit obligations	—	—	—	—	—	324	—	—	324
Available-for-sale investments	—	—	—	—	—	(22)	—	—	(22)
Stock-based compensation	137	17	7,772	(1,143)	—	—	6	—	6,652
Repurchased shares	(1,376)	(14)		(24,265)		—	—	—	(24,279)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(491)	(491)
Net transfers from Parent	—	—	—	—	—	—	125,295	—	125,295
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	—	(11,555)	(36,284)	—	(47,839)
Reclassification of former Parent investment to capital in excess of par value and common stock	53,720	537	782,692	—	—	—	(783,229)	—	—
Balance December 31, 2015	52,481	$540	$790,464	$(25,408)	$965	$(18,853)	$—	$719	$748,427

Net income	—	$—	$—	$—	$(115,649)	$—	$—	$567	$(115,082)
Currency translation adjustments	—	—	—	—	—	(24,494)	—	8	(24,486)
Derivative financial instruments	—	—	—	—	—	(984)	—	—	(984)
Defined benefit obligations	—	—	—	—	—	7,842	—	—	7,842
SPIG Acquisition	—	—	—	—	—	—	—	7,754	7,754
Available-for-sale investments	—	—	—	—	—	7	—	—	7
Stock-based compensation charges	423	46	16,125	(2,731)	—	—	—	—	13,440
Repurchased shares	(4,216)	(42)	—	(75,679)	—	—	—	—	(75,721)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(246)	(246)
December 31, 2016	48,688	$544	$806,589	$(103,818)	$(114,684)	$(36,482)	$—	$8,802	$560,951

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(115,082)	$19,337	$(26,162)
Non-cash items included in net income (loss):
Depreciation and amortization	39,583	34,932	32,436
Debt issuance cost amortization	1,244	622	—
(Income) loss of equity method investees	(16,440)	242	8,743
Losses on asset disposals and impairments	14,938	16,881	5,989
Write-off of accrued claims receivable, net	—	7,832	—
Provision for (benefit from) deferred taxes	(9,000)	(32,121)	(42,023)
Recognition of losses for pension and postretirement plans	36,346	40,611	101,792
Stock-based compensation charges	16,129	7,773	(11)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	58,915	(33,977)	(13,797)
Accrued insurance receivable	(15,000)	—	—
Contracts in progress and advance billings on contracts	(13,259)	62,971	(8,860)
Inventories	2,869	6,060	(99,192)
Income taxes	22,593	9,275	4,309
Accounts payable	4,542	17,863	10,123
Accrued and other current liabilities	25,110	11,464	9,660
Pension liabilities, accrued postretirement benefits and employee benefits	(46,973)	(2,336)	(17,259)
Other, net	(4,242)	2,970	10,028
Net cash from operating activities	2,273	170,399	(24,224)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	9,374	6,298	(5,646)
Purchase of property, plant and equipment	(22,450)	(35,397)	(15,475)
Acquisition of businesses, net of cash acquired	(144,780)	—	(127,705)
Proceeds from sale of equity method investment in a joint venture	17,995	—	—
Investment in equity method investees	(26,256)	(7,424)	(4,900)
Purchases of available-for-sale securities	(45,217)	(14,008)	(4,450)
Sales and maturities of available-for-sale securities	29,846	5,266	10,118
Other	646	(587)	(573)
Net cash from investing activities	(180,842)	(45,852)	(148,631)
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	205,600	—	—
Repayments of our U.S. revolving credit facility	(195,800)	—	—
Borrowings under our foreign revolving credit facilities	5,674	—	—
Repayments of our foreign revolving credit facilities	(20,248)	(1,080)	(4,538)
Payment of debt issuance costs	—	—	2,967
Net transfers from our former Parent	—	80,589	213,137
Repurchase of shares of our common stock	(78,410)	(25,408)	—
Other	(246)	(491)	100
Net cash from financing activities	(83,430)	53,610	211,666
Effects of exchange rate changes on cash	(7,306)	(6,407)	(12,573)
Cash flow from continuing operations	(269,305)	171,750	26,238
Cash flows from discontinued operations:
Operating cash flows from discontinued operations, net	—	(25,194)	(191)
Investing cash flows from discontinued operations, net	—	(23)	(1,729)
Effects of exchange rate changes on cash	—	—	3,023
Net cash flows from discontinued operations	—	(25,217)	1,103
Net increase (decrease) in cash and equivalents	(269,305)	146,533	27,341
Cash and equivalents, beginning of period	365,192	218,659	191,318
Cash and equivalents, end of period	$95,887	$365,192	$218,659
See accompanying notes to consolidated and combined financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 1 – BASIS OF PRESENTATION

Babcock & Wilcox Enterprises, Inc. ("B&W", "we", "us" or "our") operates in three business segments and was wholly owned by The Babcock & Wilcox Company ("BWC" or the "former Parent") until June 30, 2015 when BWC distributed 100% of our outstanding common stock to the BWC shareholders through a tax-free spin-off transaction (the "spin-off"). BWC is now known as BWX Technologies, Inc.

We have presented our 2016 consolidated financial statements and our 2015 and 2014 consolidated and combined financial statements in United States dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We present the notes to our financial statements on the basis of continuing operations, unless otherwise stated.

On June 8, 2015, BWC's board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. On and prior to June 30, 2015 our operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also included certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our consolidated and combined financial statements. See Note 26 for further information.

Through June 30, 2015, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. The majority of these allocations of management and support services costs are based on specific identification methods such as direct usage and level of effort. The remainder is allocated on the basis of a three-factor formula that considered proportional revenue generated, payroll and fixed assets. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the spin-off from BWC, we have been performing these functions using internal resources or purchased services, certain of which have been provided by BWC pursuant to a transition services agreement. Refer to Note 25 for a detailed description of transactions with other affiliates of BWC.

Our consolidated financial statements through December 31, 2016 exclude the results of Universal Acoustic & Emission Technologies, Inc. ("Universal"), which we acquired on January 11, 2017. See Note 30 to for additional information.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

We operate in three reportable segments. Our reportable segments are as follows:

•	Power segment: Focused on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: Focused on custom-engineered cooling, environmental, and other industrial equipment along with related aftermarket services.

For financial information about our segments see Note 5 to our consolidated and combined financial statements.

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

Investments

Our investments, primarily highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other - net in our consolidated and combined statements of operations. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign currency translation

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in other - net transaction gains (losses) of $(5.4) million, $(0.1) million and $1.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Contracts and revenue recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total project. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts billings that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the balance sheet. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of revenue in the period the change in estimate occurs.

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

As of December 31, 2016, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe the following accounting criteria have been met:

a)	The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.

b)	Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.

c)	Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.

d)	The evidence supporting the claim is objective and verifiable, not based on unsupported representations.

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

Research and development

Our research and development activities are related to the development and improvement of new and existing products, services and equipment. Research and development activities totaled $10.4 million, $16.5 million and $18.5 million in the years ended December 31, 2016, 2015 and 2014, respectively.

In the twelve months ended December 31, 2015, we recognized a $14.6 million impairment charge primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The impairment is included in losses on asset disposals and impairments in the consolidated and combined statements of operations.

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

We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. In 2016, we changed our approach to developing the discount rate from a single equivalent discount rate to an alternative spot rate method. This new method was adopted because it more accurately applies each year’s spot rates to the projected cash flows. This change in estimate was applied prospectively in developing our annual discount rate, which resulted in a lower interest and service cost during 2016.

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

We recognize the funded status of each plan as either an asset or a liability in the consolidated balance sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. See Note 18 for a detailed description of our plan assets.

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

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties and the age of receivable balances. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $9.4 million and $6.3 million at December 31, 2016 and 2015, respectively. Amounts charged to selling, general and administrative expenses or deducted from the allowance were not significant to our statement of operations in the years ended December 31, 2016, 2015 and 2014.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power segment, for which we use the last-in, first-out ("LIFO") method. We determined the cost of approximately 18% and 20% of our total inventories using the LIFO method at December 31, 2016 and 2015, respectively, and our total LIFO reserve at December 31, 2016 and 2015 was approximately $7.0 million and $7.7 million, respectively. The components of inventories can be found in Note 13.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $19.7 million, $23.5 million and $22.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets and defer the related gains and losses in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated and combined statements of operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated and combined statements of operations.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $24.1 million at each of the years ended December 31, 2016 and 2015.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 20. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Stock-based compensation

We expense stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model ("Black-Scholes"). For performance shares or units granted in the year ended December 31, 2016 that contain a Relative Total Shareholder Return vesting criteria, we utilize a Monte Carlo simulation to determine the grant date fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

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

See Note 9 for a further discussion of stock-based compensation.

Recently adopted accounting standards

During the year ended December 31, 2016, we adopted ASU 2015-16, Business Combinations (Topic 850), Simplifying the Accounting for Measurement-Period Adjustments, which simplified the accounting for adjustments made to provisional amounts during the measurement period as part of a business combination. United States GAAP previously required the acquirer in a business combination retrospectively adjust the provisional amounts recognized at the acquisition date during a measurement period. With this new standard, retrospective adjustments to provisional purchase price allocations are no longer be required. In the accompanying consolidated and combined financial statements, adjustments to the provisional SPIG S.p.A. purchase price allocation at September 30, 2016 were reflected in the financial statements as of December 31, 2016.

On December 31, 2016, we adopted ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. With this new standard, we are required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. If we indicate that it is probable B&W will not be able to meet its obligations as they become due within the assessment period, then we must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. Based on our going concern evaluation, we believe it is probable that B&W will be able to meet its obligations as they become due within one year after February 28, 2017.

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

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Income (loss) from continuing operations	$(115,649)	$16,338	$(12,256)
Income (loss) from discontinued operations, net of tax	—	2,803	(14,272)
Net income (loss) attributable to shareholders	$(115,649)	$19,141	$(26,528)

Weighted average shares used to calculate basic earnings per share	50,129	53,487	54,239
Dilutive effect of stock options, restricted stock and performance shares (1)	—	222	—
Weighted average shares used to calculate diluted earnings per share	50,129	53,709	54,239

Basic earnings (loss) per share:
Continuing operations	$(2.31)	$0.31	$(0.23)
Discontinued operations	—	0.05	(0.26)
Basic earnings (loss) per share	$(2.31)	$0.36	$(0.49)

Diluted earnings (loss) per share:
Continuing operations	$(2.31)	$0.30	$(0.23)
Discontinued operations	—	0.06	(0.26)
Diluted earnings (loss) per share	$(2.31)	$0.36	$(0.49)
(1) Because we incurred a net loss in 2016, basic and diluted shares are the same. If we had net income in 2016, diluted shares would include an additional 0.5 million shares, and would exclude 3.4 million shares related to stock options because their effect would have been anti-dilutive. At December 31, 2015, we excluded from the diluted share calculation 1.3 million shares related to stock options, as their effect would have been anti-dilutive.

NOTE 4 – SPIG ACQUISITION

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

Based in Arona, Italy, SPIG is a global provider of custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. In the year ended December 31, 2016, SPIG contributed $96.3 million of revenue and $7.8 million of gross profit to the Industrial segment.

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

The allocation of the purchase price, based on the estimated fair value of assets acquired and liabilities assumed, is detailed below.

(in thousands)	Estimated Acquisition Date Fair Value
Cash	$25,994
Accounts receivable	58,843
Contracts in progress	61,155
Inventories	2,554
Other assets	7,341
Property, plant and equipment	6,104
Goodwill	72,401
Identifiable intangible assets	55,164
Deferred income tax assets	5,550
Revolving debt	(27,530)
Current liabilities	(56,323)
Advance billings on contracts	(15,226)
Other noncurrent liabilities	(379)
Deferred income tax liabilities	(17,120)
Noncontrolling interest in joint venture	(7,754)
Net acquisition cost	$170,774
We finalized the purchase price allocation as of December 31, 2016, which resulted in a $2.5 million increase in goodwill. The goodwill arising from the purchase price allocation of the SPIG acquisition is believed to be a result of the synergies created from combining its operations with B&W's, and the growth it can provide from its wide scope of engineered cooling and service offerings and customer base. None of this goodwill is expected to be deductible for tax purposes.

The intangible assets included above consist of the following (dollar amount in thousands):

(in thousands)	Estimated Fair Value	Weighted Average Estimated Useful Life (in Years)
Customer relationships	$12,217	9
Backlog	17,769	2
Trade names / trademarks	8,885	20
Technology	14,438	10
Non-compete agreements	1,666	3
Internally-developed software	189	3
Total amortizable intangible assets	$55,164
The acquisition of SPIG added $13.3 million of intangible asset amortization expense during the year ended December 31, 2016. Amortization of intangible assets is not allocated to segment results.

Approximately $3.5 million of acquisition and integration related costs of SPIG was recorded as selling, general and administrative expenses in the consolidated and combined statement of operations for the year ended December 31, 2016, respectively.

The following unaudited pro forma financial information below represents our results of operations for years ended December 31, 2016 and 2015 had the SPIG acquisition occurred on January 1, 2015. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2015. This information should not be taken as representative of our future consolidated results of operations.

	Year Ended December 31,
(in thousands)	2016	2015
Revenues	$1,663,126	$1,941,987
Net income (loss) attributable to B&W	(111,500)	12,047
Basic earnings per common share	(2.22)	0.23
Diluted earnings per common share	(2.22)	0.22

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•
A net increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $6.5 million and $18.6 million in the years ended December 31, 2016 and 2015, respectively.

•	Elimination of the historical interest expense recognized by SPIG of $0.5 million and $0.7 million in the years ended ended December 31, 2016 and 2015, respectively.

•	Elimination of $3.5 million and $0.2 million in transaction related costs recognized in the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which changed beginning in the third quarter of 2016 with the purchase of SPIG as described in Note 4. Segment results for prior periods have been restated for comparative purposes.

•	Power segment: Focused on the supply of and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: Focused on custom-engineered cooling, environmental, and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
REVENUES
Power segment
Retrofits & continuous emissions monitoring systems	$392,854	$427,378	$323,623
New build utility and environmental	292,302	403,981	343,956
Aftermarket parts and field engineering services	292,535	304,923	349,398
Industrial steam generation	107,267	219,379	208,229
Eliminations	(109,480)	(120,664)	(68,627)
	975,478	1,234,997	1,156,579
Renewable segment
Renewable new build and services	284,684	277,326	171,004
Operations and maintenance	65,814	63,437	57,977
Eliminations	(1,326)	(2,160)	(4,949)
	349,172	338,603	224,032
Industrial segment
Industrial aftermarket parts and services	81,690	61,350	35,290
Environmental solutions	74,726	90,343	48,938
Cooling systems	73,797	—	—
Engineered products	23,400	32,002	21,190
	253,613	183,695	105,418
	$1,578,263	$1,757,295	$1,486,029

The segment information presented in the table above reflects the product line revenues that are reviewed by each segment's manager. These gross product line revenues exclude any eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Power segment elimination is revenue associated with construction services.

	Year Ended December 31,
(in thousands)	2016	2015	2014
GROSS PROFIT:
Power segment	$233,550	$247,632	$237,491
Renewable segment	(68,109)	57,682	53,449
Industrial segment	50,726	54,826	30,400
Intangible asset amortization expense included in cost of operations	(15,842)	(7,676)	(7,501)
Mark to market loss included in cost of operations	(21,208)	(44,307)	(94,806)
	179,117	308,157	219,033
Selling, general and administrative expenses	(240,166)	(240,296)	(215,379)
Restructuring activities and spin-off transaction costs	(40,807)	(14,946)	(20,183)
Equity in income (loss) of investees	16,440	(242)	8,681
Research and development costs	(10,406)	(16,543)	(18,483)
Intangible asset amortization expense included in SG&A	(4,081)	(3,769)	(2,659)
Mark to market (loss) gain included in SG&A	(2,902)	4,097	(7,233)
Gains (losses) on asset disposals and impairments, net	32	(14,597)	(1,752)
Operating income (loss)	$(102,773)	$21,861	$(37,975)

	Year Ended December 31,
(in thousands)	2016	2015	2014
DEPRECIATION AND AMORTIZATION
Power segment	$11,231	$18,532	$21,561
Renewable segment	2,711	2,567	2,809
Industrial segment	19,073	10,345	8,066
Segment depreciation and amortization	33,015	31,444	32,436
Corporate	6,568	3,488	—
Total depreciation and amortization	$39,583	$34,932	$32,436

We do not separately identify or report our Company's asset by segment as the majority of our assets are shared by the Power and Renewable segments. Additionally, our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

Information about our consolidated operations in different geographic areas

	Year Ended December 31,
(in thousands)	2016	2015	2014
REVENUES(1)
United States	$851,955	$1,034,653	$934,397
United Kingdom	201,221	126,285	61,972
Canada	74,629	134,276	136,382
Denmark	54,722	116,064	65,436
Vietnam	55,265	46,803	3,829
South Korea	44,660	4,358	14,149
Egypt	35,878	—	—
China	33,898	41,921	53,005
Germany	29,559	19,233	22,792
Sweden	24,809	18,302	29,786
Dominican Republic	21,366	82,916	27,399
Turkey	11,113	—	—
Thailand	8,051	4,606	8,113
Italy	7,862	4,671	3,540
India	6,856	13,108	5,070
Indonesia	6,723	1,730	5,324
Colombia	6,398	4,904	8,037
Finland	5,756	6,113	4,926
Australia	5,729	2,817	2,540
Aggregate of all other countries, each with less than $5 million in revenues	91,813	94,535	99,332
	$1,578,263	$1,757,295	$1,486,029
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year Ended December 31,
(in thousands)	2016	2015	2014
NET PROPERTY, PLANT AND EQUIPMENT
United States	$75,368	$88,840	$82,209
Mexico	22,594	24,643	12,106
China	13,460	13,956	12,356
United Kingdom	6,337	8,070	8,638
Denmark	6,749	6,265	6,963
Aggregate of all other countries, each with less than $5 million of net property, plant and equipment	9,129	3,943	12,965
	$133,637	$145,717	$135,237

NOTE 6 – CONTRACTS AND REVENUE RECOGNITION

We generally recognize revenues and related costs from long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a project, we recognize a charge against current earnings. Changes in the estimated results of our percentage-of-completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

In the years ended December 31, 2016, 2015 and 2014, we recognized changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Increases in estimates for percentage-of-completion contracts	$42,368	$36,653	$50,565
Decreases in estimates for percentage-of-completion contracts	(149,169)	(36,235)	(24,234)
Net changes in estimates for percentage-of-completion contracts	$(106,801)	$418	$26,331

During 2016, we recorded a total of $141.1 million in losses from changes in the estimated revenues and costs to complete renewable energy contracts in Europe, of which $98.1 million were recorded in the fourth quarter of 2016. These 2016 losses include $35.8 million of anticipated liquidated damages that reduced revenue.

As we disclosed in prior reports, we incurred $30.9 million in charges (net of $15.0 million of a probable insurance recovery) due to changes in the estimated cost to complete a contract during the second and third quarters of 2016 related to one European renewable energy project. Additional changes in the fourth quarter of 2016 resulted in $19.4 million of additional charges on this project, and this project adversely impacted other European renewable energy projects due to the limited pool of internal and external resources available for these projects, such as engineering, procurement and construction resources, which in turn caused us to revise downward our estimates with respect to our other European renewable energy projects, including three other projects that became loss contracts. As of December 31, 2016, this project is approximately 88% complete. We continue to expect construction activities to be completed and the unit to be operational in early 2017, with remaining commissioning and turnover activities linked to the customer's operation of the facility through mid-2017. Of the $50.3 million of 2016 charges related to this project, $6.4 million is included in "other accrued liabilities" in our consolidated balance sheet at December 31, 2016. At December 31, 2016, we have also recorded estimated liquidated damages of $3.4 million for this project.

The second project became a loss contract in the fourth quarter of 2016, resulting from a charge of $28.1 million in 2016 ($23.0 million in the fourth quarter). As of December 31, 2016, this second project was approximately 67% complete. We expect this second project to be completed in late-2017. Of the $28.1 million of charges in 2016 related to this second project, $5.1 million is included in "accrued other liabilities" in our consolidated balance sheet at December 31, 2016. At December 31, 2016, we have also recorded estimated liquidated damages of $8.0 million for this second project.

The third project became a loss contract in the fourth quarter of 2016, resulting from $30.1 million of the 2016 charges ($25.2 million in the fourth quarter). As of December 31, 2016, this third project was approximately 82% complete. We expect this third project to be completed in mid-2017. Of the $30.1 million of charges in 2016 related to this third project, $3.9 million is included in "accrued other liabilities" in our consolidated balance sheet at December 31, 2016. At December 31, 2016, we have also recorded estimated liquidated damages of $6.9 million for this third project.

The fourth project became a loss contract in the fourth quarter of 2016, resulting from $16.4 million of the 2016 charges ($16.2 million in the fourth quarter). As of December 31, 2016, this fourth project was approximately 61% complete. We expect this fourth project to be completed in 2018. Of the $16.4 million of charges in 2016 related to this fourth project, $1.6 million is included in "accrued other liabilities" in our consolidated balance sheet at December 31, 2016. At December 31, 2016, we have also recorded estimated liquidated damages of $8.4 million for this fourth project.

We recorded an aggregate of $14.2 million of additional charges in the fourth quarter of 2016 for changes in estimated costs to complete other renewable energy projects. While the charges did not result in any of these other projects becoming loss projects, we expect these changes in estimates to negatively affect our 2017 results of operations by $13.7 million. Accrued liquidated damages associated with these projects total $9.0 million at December 31, 2016.

During 2016, we determined it was probable that we would receive an insurance recovery of approximately $15.0 million for a portion of the losses on the first loss contract described above, which represents the full amount available under the insurance policy. Accordingly, we recognized the insurance recovery as a reduction in costs and recorded the insurance receivable in "accounts receivable - other" in the consolidated balance sheet at December 31, 2016.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
(in thousands)	2016	2015
Included in contracts in progress:
Costs incurred less costs of revenue recognized	$96,210	$9,966
Revenues recognized less billings to customers	69,800	118,208
Contracts in progress	$166,010	$128,174
Included in advance billings on contracts:
Billings to customers less revenues recognized	$199,480	$221,244
Costs of revenue recognized less cost incurred	11,162	8,146
Advance billings on contracts	$210,642	$229,390

The following amounts represent retainage on contracts:

	December 31,
(in thousands)	2016	2015
Retainage expected to be collected within one year	$18,843	$24,906
Retainage expected to be collected after one year	4,583	5,329
Total retainage	$23,426	$30,235

We have included retainage expected to be collected in 2017 in "accounts receivable – trade, net." Retainage expected to be collected after one year are included in "other assets." Of the long-term retainage at December 31, 2016, we anticipate collecting $3.2 million in 2018 and $0.9 million in 2019.

We had no accrued claims receivable balance in our consolidated balance sheets, at December 31, 2016, and a $2.3 million accrued claims receivable balance at December 31, 2015.

NOTE 7 – EQUITY METHOD INVESTMENTS

We have investments in entities that we account for using the equity method. Our equity method investees include joint ventures in China and India, each of which manufactures boiler parts, and a joint venture in Australia that sells and services industrial equipment and other project-related joint ventures.

We sold all of our interest in our Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"), on December 22, 2016 for $18.0 million, resulting in a gain of $8.3 million.

In the year ended December 31, 2014, we purchased the remaining outstanding equity of a coal-fired power plant that was previously an equity method investee. Additionally, in the year ended December 31, 2014, we recognized income from a United States environmental project joint venture. The United States environmental project was substantially completed in 2014 and did not contribute equity income in 2015.

Our investment in equity method investees was not significantly different from our underlying equity in net assets of those investees based on stated ownership percentages at December 31, 2016. All of our investments in unconsolidated entities are included in our Power segment.

Our investment in equity method investees includes a $40.6 million investment in a start-up venture in India, Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), that completed construction of its manufacturing facility intended primarily for new build coal boiler projects in India in 2014. While TBWES has not yet recorded a profit, we have determined that an other-than-temporary-impairment is not present based on the carrying value of its long-lived assets and expected future cash flows. Continuing future losses or changes in the strategy of TBWES or other joint ventures could affect future assessments of other-than-temporary-impairment.

The undistributed earnings of our equity method investees were $59.6 million and $63.4 million at December 31, 2016 and 2015, respectively. Summarized below is consolidated balance sheet and statement of operations information for investments accounted for under the equity method:

	December 31,
(in thousands)	2016	2015
Current assets	$335,577	$446,283
Noncurrent assets	126,958	168,411
Total assets	462,535	614,694
Current liabilities	231,150	314,390
Noncurrent liabilities	40,537	140,349
Owners' equity	190,848	159,955
Total liabilities and equity	$462,535	$614,694

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenues	$488,101	$475,459	$645,481
Gross profit	76,986	69,021	85,378

Income before provision for income taxes	19,529	3,072	22,909
Provision for income taxes	3,715	4,500	6,159
Net income	$15,814	$(1,428)	$16,750

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by allowable deductions, credits and other benefits. For some of our United States investees, United States income taxes are the responsibility of the respective owners, which is primarily the reason for the provision for income taxes being low in relation to income before provision for income taxes.

Reconciliation of net income in the statement of operations of our investees to equity in income of investees in our consolidated and combined statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Equity income based on stated ownership percentages	$7,898	$(542)	$8,563
Gain on sale of our interest in HMA	8,324	—	—
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	218	300	118
Equity in income of investees	$16,440	$(242)	$8,681

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Sales to	$17,220	$18,014	$70,566
Purchases from	32,490	45,397	5,623
Dividends received	12,160	20,830	17,407
Capital contributions (1)	26,256	7,424	4,900
(1) Capital contributions includes a $26.3 million contribution in April 2016 to increase our interest in TBWES, our joint venture in India, for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost (our joint venture partner contributed the same amount to TBWES).
Our accounts receivable-other includes receivables from these unconsolidated affiliates of $8.5 million and $7.9 million at December 31, 2016 and 2015, respectively.

NOTE 8 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of significantly lower demand now projected for power generation from coal in the United States. The new organizational structure includes a redesigned work flow to provide an efficient, flexible organization that can adapt to the changing market conditions and volumes. The costs associated with the restructuring activities were $31.4 million in the year ended December 31, 2016, and were primarily related to employee severance of $14.1 million and non-cash impairment of the long-lived assets at B&W's one coal-fired power plant located in Ebensburg, Pennsylvania of $14.9 million. Other costs associated with the restructuring of $2.4 million are related to organizational realignment of personnel and processes and an increase in valuation allowances associated with our deferred tax assets (see Note 10). The 2016 restructuring activities are expected to allow our business to continue to serve the power market and maintain gross margins, despite the expected decline in volume as a result of the lower projected demand in the US coal-fired power generation market. These restructuring actions are primarily in the Power segment. We expect additional restructuring charges during 2017 of up to $6 million primarily related to office reconfiguration, other facilities costs, consulting and other activities related to the June 28, 2016 restructuring.

Pre-2016 Restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $5.6 million and $11.7 million during the year ended December 31, 2016 and 2015, respectively. We expect additional restructuring charges of up to $5 million primarily related to facility demolition and consolidation activities, which will take place in during the first half of 2017. The full benefits of the pre-2016 restructuring activities may not be fully achieved based on the lower demand now projected in the coal-fired power generation market.

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$740	$5,086
Restructuring expense(1)	21,939	5,014
Payments	(20,426)	(9,360)
Balance at December 31	$2,253	$740

(1)
Excludes charges for long-lived asset impairment of $15.0 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively. These non-cash charges did not impact the restructuring liability.

At December 31, 2016 and 2015, the remaining restructuring liabilities relate to employee termination benefits.

Spin-off transaction costs

In the years ended December 31, 2016 and 2015, we incurred $3.8 million and $3.3 million, respectively, of costs directly related to the spin-off from our former Parent. The costs were primarily attributable to employee retention awards.

NOTE 9 – STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.

Prior to the spin-off, executive officers, key employees, members of the board of directors and consultants of B&W were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the "BWC Plan"). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of B&W are eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the "Plan"). The Plan permits grants of nonqualifed stock options, incentive stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The Plan was amended and restated in 2016 to increase the number of shares available for issuance by 2.5 million shares. The number of shares available for award grants under the Plan, as amended and restated, is 8.3 million, of which 3.3 million million remain available as of December 31, 2016.

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

Company stock options

The fair value of each option grant was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.14%	1.38%	0.97%
Expected volatility	25%	28%	30%
Expected life of the option in years	3.95	3.96	3.76
Expected dividend yield	—%	—%	1.22%

The risk-free interest rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero in 2016 and 2015 because we did not expect to pay dividends on the dates the 2016 and 2015 stock options were awarded.

The following table summarizes activity for our stock options the year ending December 31, 2016:

(share data in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,360	$17.99
Granted	599	19.03
Exercised	(141)	16.33
Cancelled/expired/forfeited	(166)	18.73
Outstanding at end of period	2,652	$18.27	6.52	$521.3
Exercisable at end of period	1,269	$17.77	4.58	$521.3

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2016, 2015 and 2014, was $4.03, $4.80 and $7.03, respectively.

During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $0.7 million, $2.3 million and $0.9 million, respectively. The actual tax benefits realized related to the stock options exercised during the year ended December 31, 2016 and 2015 were $0.3 million and not significant, respectively.

Company restricted stock units

Nonvested restricted stock units activity for the year ending December 31, 2016 were as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	999	$19.30
Granted	230	18.76
Vested	(407)	19.26
Cancelled/forfeited	(109)	19.29
Nonvested at end of period	712	$19.14

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2016 and 2015 were $2.7 million and $1.1 million, respectively.

Company performance-based restricted stock units

During 2016, we granted certain B&W employees performance-based restricted stock units ("PSUs") under the Plan, which include both performance and service conditions. PSU awards vest upon satisfying certain service requirements and B&W financial metrics established by the board of directors. The fair value of each PSU granted was estimated at the date of grant using a Monte Carlo methodology based on market prices and the following weighted-average assumptions:

Year Ended December 31,
2016
Risk-free interest rate	0.96%
Expected volatility	25%
Expected life of the option in years	2.83
Expected dividend yield	—%

PSU activity for the year ending December 31, 2016 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	—	$—
Granted	493	19.31
Vested	—	—
Cancelled/forfeited	(42)	19.56
Nonvested at end of period	451	$19.29

NOTE 10 – PROVISION FOR INCOME TAXES

We are subject to federal income tax in the United States and income tax of multiple state and international jurisdictions. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. This variation, along with the changes in our mix of income within these jurisdictions, can contribute to shifts in our effective tax rate from period to period.

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

We apply the provisions of FASB Topic Income Taxes regarding the treatment of uncertain tax positions. A reconciliation of unrecognized tax benefits follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$1,141	$3,321	$1,190
Increases based on tax positions taken in the current year	178	88	213
Increases based on tax positions taken in the prior years	230	248	2,268
Decreases based on tax positions taken in the prior years	—	(1,161)	—
Decreases due to settlements with tax authorities	(665)	(1,355)	(350)
Decreases due to lapse of applicable statute of limitation	—	—	—
Balance at end of period	$884	$1,141	$3,321

Of the $0.9 million balance of unrecognized tax benefits at December 31, 2016, $0.8 million would reduce our effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes. During the year ended December 31, 2016, we recorded a decrease in our accruals of less than $0.2 million, resulting in recorded liabilities of approximately $0.1 million for the payment of tax-related interest and penalties. At December 31, 2015 and 2014, our recorded liabilities for the payment of tax-related interest and penalties totaled approximately $0.3 million for both years.

It is unlikely that our previously unrecognized tax benefits will change significantly in the next twelve months.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Pension liability	$105,426	$107,748
Accrued warranty expense	11,628	12,589
Accrued vacation pay	4,792	4,482
Accrued liabilities for self-insurance (including postretirement health care benefits)	6,596	14,280
Accrued liabilities for executive and employee incentive compensation	8,334	14,255
Investments in joint ventures and affiliated companies	10,742	14,100
Long-term contracts	10,318	6,963
Accrued Legal Fees	2,110	—
Inventory Reserve	2,445	2,621
Property, plant and equipment	1,587	—
Net operating loss carryforward	33,187	13,544
State tax net operating loss carryforward	15,372	14,409
Foreign tax credit carryforward	3,870	2,378
Other	8,589	6,585
Total deferred tax assets	224,996	213,954
Valuation allowance for deferred tax assets	(40,484)	(10,077)
Net, total deferred tax assets	184,512	203,877

Deferred tax liabilities:
Long-term contracts	3,601	9,084
Intangibles	21,892	13,158
Property, plant and equipment	—	3,379
Undistributed foreign earnings	500	1,000
Goodwill	1,125	1,167
Other	2,885	1,317
Total deferred tax liabilities	30,003	29,105
Net deferred tax assets	$154,509	$174,772

At December 31, 2016, we had a valuation allowance of $40.5 million for deferred tax assets, which we expect may not be realized through carrybacks, future reversals of existing taxable temporary differences and estimates of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and estimates of future taxable income. Any changes to our estimated valuation allowance could be material to our consolidated and combined financial statements. The following is an analysis of our valuation allowance for deferred tax assets:

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Ending balance
Year Ended December 31, 2016	$(10,077)	$(29,307)	$(1,100)	$(40,484)
Year Ended December 31, 2015	(9,216)	(861)	—	(10,077)
Year Ended December 31, 2014	(6,980)	(2,236)	—	(9,216)

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. Income before the provision for income taxes was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$1,280	$(20,748)	$(64,084)
Other than the United States	(109,419)	40,953	27,466
Income before provision for income taxes	$(108,139)	$20,205	$(36,618)

The provision for income taxes consisted of:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
United States – federal	$284	$24,084	$1,834
United States – state and local	(415)	3,458	1,544
Other than in the United States	4,504	8,250	13,917
Total current	4,373	35,792	17,295
Deferred:
United States – Federal	11,512	(35,888)	(32,910)
United States – state and local	6,365	(111)	(572)
Other than in the United States	(15,307)	3,878	(8,541)
Total deferred (benefit) provision	2,570	(32,121)	(42,023)
Provision for income taxes	$6,943	$3,671	$(24,728)

The following is a reconciliation of the U.S. statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory (benefit) rate	35.0%	35.0%	35.0%
State and local income taxes	(3.5)	13.8	4.1
Foreign rate differential	(12.8)	(13.1)	16.6
Tax credits	3.0	(14.7)	7.5
Dividends and deemed dividends from affiliates	(0.2)	1.7	5.7
Valuation allowances	(28.1)	4.3	(6.1)
Uncertain tax positions	0.3	(6.6)	(6.7)
Non-deductible expenses	(1.8)	2.4	(2.4)
Manufacturing deduction	—	(2.5)	11.6
Other	1.7	(2.1)	2.2
Effective tax rate	(6.4)%	18.2%	67.5%

We have foreign net operating loss benefits after tax of $23.8 million available to offset future taxable income in foreign jurisdictions. Of the foreign net operating loss benefits, $0.5 million is scheduled to expire in 2017 to 2027. The remaining net operating loss benefits have unlimited lives. We are carrying a valuation allowance of $17.6 million against the deferred tax asset related to the foreign loss carryforwards.

In 2016, we generated a U.S. federal net operating loss resulting in an after tax benefit of $9.4 million. We expect to fully utilize this net operating loss either through carryback to our former Parent company's tax return or through carryover to future periods. The U.S. federal operating loss will not expire until 2037. We have foreign tax credit carryovers of $3.9 million. Of this $3.9 million, $1.2 million will expire between 2022 and 2024. The remaining amount of the foreign tax credit carryover was generated in the current year and will expire in 2027. We have state net operating loss benefits after tax of $15.4 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2017. We are carrying a valuation allowance of $12.4 million against the deferred tax asset related to the state loss carryforwards.

We would be subject to withholding taxes as well as U.S. income tax if we were to distribute earnings from certain foreign subsidiaries. For the year ended December 31, 2016, the undistributed earnings of these subsidiaries were $278.7 million. Unrecognized deferred income tax liabilities, including withholding taxes, of approximately $33.6 million would be payable upon distribution of these earnings after taking into account any related foreign tax credits. We have provided tax of $0.5 million on earnings we intend to remit. All other earnings are considered permanently reinvested.

NOTE 11 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the consolidated and combined statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended 2016, 2015 and 2014 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2013	$38,446	$(20)	$627	$(3,677)	$35,376
Other comprehensive income (loss) before reclassifications	(26,895)	(2)	(2,360)	3,956	(25,301)
Amounts reclassified from AOCI to net income (loss)	—	—	1,610	(1,311)	299
Net current-period other comprehensive income	(26,895)	(2)	(750)	2,645	(25,002)
Balance at December 31, 2014	11,551	(22)	(123)	(1,032)	10,374
Other comprehensive income (loss) before reclassifications	(19,459)	(49)	339	519	(18,650)
Amounts reclassified from AOCI to net income (loss)	—	27	1,133	(195)	965
Net transfers from parent	(11,585)	—	437	(394)	(11,542)
Net current-period other comprehensive income (loss)	(31,044)	(22)	1,909	(70)	(29,227)
Balance at December 31, 2015	(19,493)	(44)	1,786	(1,102)	(18,853)
Other comprehensive income (loss) before reclassifications	(24,494)	7	2,046	7,692	(14,749)
Amounts reclassified from AOCI to net income (loss)	—	—	(3,030)	150	(2,880)
Net current-period other comprehensive income (loss)	(24,494)	7	(984)	7,842	(17,629)
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)

The amounts reclassified out of AOCI by component and the affected consolidated and combined statements of operations line items are as follows (in thousands):

AOCI Component	Line Items in the Consolidated and Combined Statements of Operations Affected by Reclassifications from AOCI
		Year Ended December 31,
		2016	2015	2014
Derivative financial instruments	Revenues	$4,624	$546	$(53)
	Cost of operations	195	155	13
	Other-net	(1,221)	(24)	(6)
	Total before tax	3,598	677	(46)
	Provision for income taxes	568	149	(11)
	Net income (loss)	$3,030	$528	$(35)

Amortization of prior service cost on benefit obligations	Cost of operations	$254	$(1,475)	$(457)
	Provision for income taxes	404	(1,168)	(183)
	Net income (loss)	$(150)	$(307)	$(274)

Realized gain on investments	Other-net	$—	$(42)	$—
	Provision for income taxes	—	(15)	—
	Net income (loss)	$—	$(27)	$—

NOTE 12 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Held by foreign entities	$94,415	$221,151
Held by United States entities	1,472	144,041
Cash and cash equivalents	$95,887	$365,192

Reinsurance reserve requirements	$21,189	$33,404
Restricted foreign accounts	6,581	3,740
Restricted cash and cash equivalents	$27,770	$37,144

NOTE 13 – INVENTORIES

The components of inventories are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Raw materials and supplies	$61,630	$68,684
Work in progress	6,803	7,025
Finished goods	17,374	14,410
Total inventories	$85,807	$90,119

NOTE 14 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Definite-lived intangible assets
Customer relationships	$47,892	$35,729
Unpatented technology	18,461	4,033
Patented technology	2,499	2,532
Tradename	18,774	9,909
Backlog	28,170	10,400
All other	7,430	7,504
Gross value of definite-lived intangible assets	123,225	70,107
Customer relationships amortization	(17,519)	(12,509)
Unpatented technology amortization	(2,864)	(1,471)
Patented technology amortization	(1,532)	(1,406)
Tradename amortization	(3,826)	(2,883)
Acquired backlog amortization	(21,776)	(10,400)
All other amortization	(5,974)	(4,899)
Accumulated amortization	(53,491)	(33,568)
Net definite-lived intangible assets	$69,734	$36,539

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Twelve months ended
(in thousands)	December 31, 2016	December 31, 2015
Balance at beginning of period	$37,844	$50,646
Business acquisitions and adjustments	55,438	500
Amortization expense	(19,923)	(11,445)
Currency translation adjustments and other	(2,320)	(1,857)
Balance at end of the period	$71,039	$37,844

The acquisition of SPIG increased our intangible asset amortization expense during the year ended December 31, 2016 by $13.3 million. Amortization of intangible assets is not allocated to segment results.

Estimated future intangible asset amortization expense, excluding any potential intangible asset amortization expense resulting from the January 11, 2017 acquisition of Universal, is as follows (in thousands):

Year ending	Amortization expense
December 31, 2017	$14,834
December 31, 2018	$10,208
December 31, 2019	$8,545
December 31, 2020	$7,293
December 31, 2021	$6,971
Thereafter	$21,883

NOTE 15 - GOODWILL

The following summarizes the changes in the carrying amount of goodwill:

(in thousands)	Power	Renewable	Industrial	Total
Balance at December 31, 2014	$48,755	$51,722	$108,800	$209,277
Purchase price adjustment - MEGTEC acquisition	—	—	(4,492)	(4,492)
Currency translation adjustments	(1,618)	(2,098)	—	(3,716)
Balance at December 31, 2015	$47,137	$49,624	$104,308	$201,069
Increase resulting from SPIG acquisition	—	—	69,862	69,862
Purchase price adjustment - SPIG acquisition	—	—	2,539	2,539
Currency translation adjustments	(917)	(1,189)	(3,969)	(6,075)
Balance at December 31, 2016	$46,220	$48,435	$172,740	$267,395

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date). Our 2016 annual assessment for each of our five reporting units indicated that we had no impairment of goodwill. The fair value of our reporting units were all in excess of carrying value on the assessment date by at least 20%. The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a 50% weighting of a discounted cash flow analysis under the income approach using forward-looking projections of estimated future operating results, a 30% weighting of a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, and a 20% weighting using the similar transactions methodology under the market approach using revenue and EBITDA multiples.

The goodwill impairment test associated with our MEGTEC reporting unit, which is included in our Industrial segment, is the most sensitive to a change in future valuation assumptions. The reporting unit has $104.3 million of goodwill, which is unchanged since June 30, 2015. As of the annual assessment date in 2016 and 2015, the fair value of our MEGTEC reporting unit exceeded its carrying value by 22% and 48%, respectively. The change in headroom was attributable to a decrease in the estimated fair value of the reporting unit from $182.8 million to $163.8 million as of our annual assessment date in 2015 and 2016, respectively, and a $11.5 million increase in the carrying value of the reporting unit. Under both the income and market valuation approaches, the independently obtained fair value estimates decreased due to lower projected net sales and EBITDA. Similar to many industrial businesses, the 2016 reduction in MEGTEC reporting unit revenues has been the result of a decline in new equipment demand, primarily in the Americas market. However, management believes the industrials market is starting to show signs of stabilizing.

The Renewable segment's fourth quarter results caused us to also evaluate whether its goodwill was impaired at December 31, 2016. The Renewable segment has $48.4 million of goodwill at December 31, 2016. We estimated the fair value of the reporting unit at that date under Step 1 of the goodwill impairment test. Based on the results of the Step 1 impairment test at December 31, 2016, we determined it was not more likely than not that the segment's goodwill is impaired because the fair value of the Renewable reporting unit significantly exceeded its carrying value. We also assessed whether there was any indication of goodwill impairment in our other four reporting units at December 31, 2016, and have concluded based on our qualitative assessment that it is not more likely than not that the fair value is less than the carrying value.

NOTE 16 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

	December 31,
(in thousands)	2016	2015
Land	$6,348	$7,460
Buildings	114,322	104,963
Machinery and equipment	189,489	181,064
Property under construction	22,378	36,534
	332,537	330,021
Less accumulated depreciation	198,900	184,304
Net property, plant and equipment	$133,637	$145,717

NOTE 17 – WARRANTY EXPENSE

Changes in the carrying amount of our accrued warranty expense are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Balance at beginning of period	$39,847	$37,735	$38,968
Additions	22,472	19,310	13,726
Expirations and other changes	(10,855)	(982)	(4,052)
Increases attributable to business combinations	918	—	4,693
Payments	(11,089)	(15,215)	(14,787)
Translation and other	(826)	(1,001)	(813)
Balance at end of period	$40,467	$39,847	$37,735

During the fourth quarter of 2016, we reduced accrued warranty expense by $2.3 million as a result of the outcome of the ARPA trial discussed further in Note 20. Other decreases in accrued warranty expense were primarily related to improvements in warranty claims experience and lapses in contract warranty periods in our Power segment.

NOTE 18 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Company Plan"), a noncontributory plan. As of 2006, the Company Plan was closed to new salaried plan entrants. In October 2012, we notified employees that, effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the Company Plan will cease. Furthermore, beginning on January 1, 2016, we will make service-based, cash contributions to a defined contribution plan for those employees impacted by the plan freeze.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. Additionally, during the third quarter of 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. This amendment to the Canadian Plans is reflected as a curtailment in 2014. As part of the spin-off transaction, we are splitting the Canadian defined benefit plans from BWC, but as of December 31, 2016, that split is not complete. We have not presented these plans as multi-employer plans because our portion is separately identifiable and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Postretirement Benefits Year Ended December 31,
(in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$1,205,163	$1,253,278	$31,889	$34,909
Service cost	1,680	13,677	23	24
Interest cost	40,875	49,501	897	1,143
Plan participants’ contributions	—	156	574	276
Curtailments	266	—	—	—
Settlements	—	—	—	—
Transfers /Acquisition	—	15,992	—	234
Amendments	231	244	(10,801)	—
Actuarial loss (gain)	43,410	(47,098)	(7,162)	(296)
Loss (gain) due to transfer	3,641	(523)	—	—
Foreign currency exchange rate changes	(5,099)	(11,450)	50	(367)
Benefits paid	(78,447)	(68,614)	(3,563)	(4,034)
Benefit obligation at end of period	$1,211,720	$1,205,163	$11,907	$31,889
Change in plan assets:
Fair value of plan assets at beginning of period	$923,030	$999,515	$—	$—
Actual return on plan assets	76,570	(19,623)	—	—
Employer contribution	3,986	8,711	2,989	3,758
Plan participants' contributions	—	156	574	276
Settlements	—	—	—	—
Transfers	2,744	13,974	—	—
Foreign currency exchange rate changes	(5,015)	(11,089)	—	—
Benefits paid	(78,447)	(68,614)	(3,563)	(4,034)
Fair value of plan assets at the end of period	922,868	923,030	—	—
Funded status	$(288,852)	$(282,133)	$(11,907)	$(31,889)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,099)	$(1,927)	$(1,722)	$(4,620)
Accumulated postretirement benefit obligation	—	—	(10,185)	(27,269)
Pension liability	(287,753)	(281,711)	—	—
Prepaid pension	—	1,505	—	—
Accrued benefit liability, net	$(288,852)	$(282,133)	$(11,907)	$(31,889)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$432	$1,976	$(10,801)	$—
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,183,345	$1,175,511	$—	$—
Accumulated benefit obligation	$1,206,056	$1,172,591	$11,907	$31,889
Fair value of plan assets	$894,105	$891,873	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$28,375	$29,652	$—	$—
Accumulated benefit obligation	$28,375	$29,652	$—	$—
Fair value of plan assets	$28,763	$31,157	$—	$—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits			Other Benefits
(in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$1,680	$13,677	$13,558	$23	$24	$18
Interest cost	40,875	49,501	51,181	897	1,143	1,087
Expected return on plan assets	(61,939)	(68,709)	(64,023)	—	—	—
Amortization of prior service cost	250	307	274	—	—	—
Recognized net actuarial loss (gain)	31,932	41,574	99,090	(7,822)	(1,364)	2,245
Net periodic benefit cost (benefit)	$12,798	$36,350	$100,080	$(6,902)	$(197)	$3,350

During 2016, we recorded adjustments to our benefit plan liabilities resulting from pension curtailment and settlement events. Lump sum payments from our Canadian pension plan during 2016 resulted in interim pension plan settlement charges totaling $1.2 million in 2016. Also, in May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. These events also resulted in $27.5 million in interim MTM losses for these pension plans, the effects of which are reflected in "Recognized net actuarial loss" in the table above along with a $1.4 million loss for the annual MTM adjustment of our pension plans at December 31, 2016.

We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. The Retiree OPEB plan had no plan assets, no accumulated other comprehensive income balance and no active participants as of the termination date. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who did not enroll in the new benefit plan, we recognized a settlement gain of $7.2 million on December 31, 2016. Based on the number of participants who did enroll in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree OPEB plan and the new plan. The settlement gain is reported in the "Recognized net actuarial loss" in the table above, and the curtailment gain was deferred in accumulated other comprehensive income and will be recognized in 2017, 2018 and 2019.

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments and the difference between the actual return on plan assets and the expected return on plan assets. Total net mark to market adjustments for our pension and other postretirement benefit plans were losses of $24.1 million, $40.2 million and $101.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, the mark to market adjustment reflects $25.0 million of charges related to the Company Plan, including a $24.1 million remeasurement of our West Point plan made in the second quarter. Other significant pension items include a $2.1 million increase of our Diamond Power United Kingdom plan liability in the fourth quarter, a $3.9 million year to date increase in our Canadian plans, primarily resulting from a $1.2 million plan settlement and $2.9 million remeasurement made in the second quarter. This was partially offset by a $6.6 million actuarial gain on our domestic Medical and Life Insurance plan. As discussed in Note 5, we have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 5 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating income (loss). The recognized net actuarial loss and the affected consolidated and combined statements of operations line items are as follows:

(in thousands)	2016	2015	2014
Cost of operations	$21,208	$44,307	$94,204
Selling, general and administrative expenses	2,902	(4,097)	7,233
Other-net	—	—	(102)
Total	$24,110	$40,210	$101,335

Additional information

In 2016, we have recognized expense (income) in other comprehensive income (loss) as a component of net periodic benefit cost of approximately $0.3 million for our pension benefits. No expense (income) was recognized for other postretirement benefits in 2016. In 2017, we do not expect to recognize any significant income or expense in other comprehensive income (loss) as a component of net periodic benefit cost or our pension benefits and other postretirement benefits. However, we expect to recognize a gain of approximately $3.6 million in our 2017 statement of operations related to the the reclassification from accumulated other comprehensive income of a portion of the Retiree OPEB curtailment gain discussed above.

Assumptions

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	4.13%	3.98%	3.66%	3.41%
Rate of compensation increase	2.40%	2.51%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25%	3.99%	3.66%	3.40%
Expected return on plan assets	6.70%	6.98%	—%	—%
Rate of compensation increase	2.40%	2.56%	—%	—%

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.89% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2016).

	2016	2015
Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	8.50%	8.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2024	2024

Investment goals

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

Domestic plans: We sponsor the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations domestic defined benefit plan. The assets of this plan are commingled for investment purposes with the Company's other sponsored domestic defined benefit plans and held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2016 and 2015, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 9.0% and (1.9)%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2016 and 2015 by asset category:

	2016	2015
Asset Category:
Fixed Income (excluding United States Government Securities)	32%	33%
Commingled and Mutual Funds	38%	37%
United States Government Securities	20%	18%
Equity Securities	7%	7%
Partnerships with Security Holdings	—%	—%
Derivatives	1%	4%
Other	2%	1%

The target asset allocation for the domestic defined benefit plan is 55% fixed income and 45% equities.

Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the "Diamond United Kingdom Plan").

The combined weighted average asset allocations of these plans at December 31, 2016 and 2015 by asset category were as follows:

	2016	2015
Asset Category:
Equity Securities and Commingled Mutual Funds	44%	48%
Fixed Income	55%	51%
Other	1%	1%

The target allocation for 2016 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
U. S. Equity	27%	10%
Global Equity	23%	12%
Fixed Income	50%	78%

Fair value of plan assets

See Note 22 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2016:

(in thousands)	12/31/2016	Level 1	Level 2
Fixed income	$321,847	$—	$321,847
Equities	83,441	78,268	5,173
Commingled and mutual funds	349,348	4,609	344,739
U.S. government securities	156,599	156,599	—
Cash and accrued items	11,630	9,391	2,239
Total pension and other postretirement benefit assets	$922,865	$248,867	$673,998

The following is a summary of total investments for our plans measured at fair value at December 31, 2015:

(in thousands)	12/31/2015	Level 1	Level 2
Fixed income	$347,269	$—	$347,269
Equities	79,761	79,761	—
Commingled and mutual funds	330,216	—	330,216
U.S. government securities	155,975	155,975	—
Cash and accrued items	9,809	539	9,270
Total pension and other postretirement benefit assets	$923,030	$236,275	$686,755

The following is a summary of the changes in the Plans' Level 3 instruments measured on a recurring basis for the years ended December 31, 2016 and 2015:

	Year ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$—	$51,108
Issuances and acquisitions	—	1,266
Dispositions	—	(53,417)
Realized gain	—	3,915
Unrealized gain	—	(2,872)
Balance at end of period	$—	$—

During 2015, our Level 3 instruments included assets with no market price but rather calculations of net asset values per share or its equivalent. When appropriate, we adjusted these net asset values for contributions and distributions, if any, made during the period beginning on the latest net asset value valuation date and ending on our measurement date. We also considered available market data, relevant index returns, preliminary estimates from our investees and other data obtained through research and consultation with third party advisors in determining the fair value of our Level 3 instruments. All of our Level 3 assets were transferred to our former Parent during the spin-off transaction.

Cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2017	$14,607	$2,100	$3,127	$155
Expected benefit payments:
2017	$68,492	$1,593	$2,769	$155
2018	69,965	1,459	2,835	155
2019	71,223	1,330	2,977	155
2020	72,267	859	3,050	157
2021	72,857	797	3,099	151
2022-2026	363,406	3,148	17,737	591

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of participants' contributions up to 6% of compensation. These matching employer contributions are typically made in cash. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $13.4 million, $8.9 million and $7.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.

We also provide benefits under the MEGTEC Union Plan, a defined contribution plan. The total employer contribution expense for the Union plan was approximately $0.3 million, $0.3 million and $0.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. Matching employer contributions are made in cash.

Effective December 31, 2016, we merged the MEGTEC Non-union Plan and SPIG 401(k) defined contribution plans into the Thrift Plan. For the MEGTEC Non-union Plan, amounts charged to expense for our contributions were approximately $1.1 million, $1.1 million and $1.2 million in the years ended December 31, 2016 2015 and 2014, respectively. Matching employer contributions are made in cash. The SPIG 401(k) plan contributions were also made in cash, and were not material to our consolidated financial statements in 2016.

Also, our salaried Canadian employees are provided with a defined contribution plan. As of and in the periods following January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.4 million, $0.1 million and $0.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Multi-employer plans

One of our subsidiaries in the Power segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

					2016	2015	2014
		2016	2015		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$17.8	$20.3	$16.0	No	Described Below
All Other					3.2	4.6	4.6
					$21.0	$24.9	$20.6

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

NOTE 19 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	December 31, 2016	December 31, 2015
United States	$9,800	$—
Foreign	14,241	2,005
Total	$24,041	$2,005

United States credit facility

In connection with the spin-off, we entered into a credit agreement on May 11, 2015 (the "Credit Agreement"). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs, issuance of letters of credit and other general corporate purposes. The $9.8 million balance at December 31, 2016 is included in "other noncurrent liabilities" in our consolidated combined balance sheet.

On February 24, 2017, we entered into Amendment No. 2 to Credit Agreement (the “Amendment” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (i) provide financial covenant relief by amending the definition of EBITDA (as defined in the Amended Credit Agreement) to exclude up to $98.1 million of losses for certain Renewable segment contracts for the year ended December 31, 2016; (ii) increase the maximum permitted leverage ratio to 3.50 to 1.00 during the covenant relief period; (iii) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $300.0 million in the aggregate; (iv) increase the pricing for borrowings, letters of credit and commitment fees under the Amended Credit Agreement during the covenant relief period; (v) limit our ability to incur debt and liens during the covenant relief period; (vi) limit our ability to make acquisitions and investments in third parties during the covenant relief period; (vii) prohibit us from making dividends and stock redemptions during the covenant relief period; (viii) prohibit us from exercising the accordion described below during the covenant relief period; (ix) limit our financial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period; and (x) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales. The covenant relief period will end, at our election, when the conditions set forth in the Amendment are satisfied, but in no event earlier than the date on which we provide the compliance certificate for the fiscal quarter ending December 31, 2017.

Other than during the covenant relief period described above, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto. During the covenant relief period described above, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances. During the covenant relief period described above, such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period described above, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

Loans outstanding under the Amended Credit Agreement bear interest at our option at either (i) the LIBOR rate plus (a) during the covenant relief period described above, a margin of 2.50% per year, and (b) following the covenant relief period described above, a margin ranging from 1.375% to 1.875% per year, or (ii) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus (a) during the covenant relief period described above, a margin of 1.50% per year, and (b) following the covenant relief period described above, a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee (A) during the covenant relief period described above, is 0.50% per year, and (B) following the covenant relief period described above, varies between 0.25% and 0.35% per year. Additionally, (I) during the covenant relief period, a letter of credit fee of 2.50% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per year is charged with respect to the amount of each performance letter of credit outstanding, and (II) following the covenant relief period described above, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit outstanding. Following the covenant relief period described above, the applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio (i) is 3.50 to 1.00 during the covenant relief period described above and (ii) is 3.00 to 1.00 following the covenant relief period described above (which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition). The minimum consolidated interest coverage ratio is 4.00 to 1.00 both during and following the covenant relief period described above. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2016, usage under the Amended Credit Agreement consisted of $9.8 million in borrowings at an effective interest rate of 4.125%, $7.5 million of financial letters of credit and $89.1 million of performance letters of credit. After giving effect to the maximum leverage ratio, we had $228.8 million available borrowing capacity based on trailing-twelve month EBITDA, as defined in our Amended Credit Agreement, at December 31, 2016.

The Amended Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Amended Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued.

Foreign revolving credit facilities

Outside of the United States, we have unsecured revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. The revolving credit facilities in Turkey and India are a result of the July 1, 2016 acquisition of SPIG (see Note 4). These three foreign revolving credit facilities allow us to borrow up to $15.7 million in aggregate and each have a one year term. At December 31, 2016, we had $14.2 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 4.92%. If an event of default relating to bankruptcy or insolvency events was to occur, all obligations will become due and payable.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States credit facility as of December 31, 2016 and December 31, 2015 was $255.2 million and $193.1 million, respectively. The increase is attributable to the July 1, 2016 acquisition of SPIG.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2016, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $527.9 million.

Universal acquisition

In order to purchase Universal on January 11, 2017, we borrowed $55 million under the United States credit facility in 2017. The acquisition did not materially change the level of bank guarantees, letters of credit or surety bonds that were outstanding at December 31, 2016.

NOTE 20 – CONTINGENCIES

Litigation

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

A jury trial took place in mid-November 2016. Some of ARPA’s claims were dismissed by the judge during the trial. The jury’s verdict on the remaining claims was issued on November 21, 2016. The jury found in favor of B&W with respect to ARPA’s claims of fraudulent concealment and negligent misrepresentation and on one of ARPA’s claims of breach of contract. The jury found in favor of ARPA on the three remaining claims for breach of contract and awarded damages totaling $4.2 million, which exceeded the previous $2.3 million accrual we established in 2012 by $1.9 million.

ARPA has requested that pre-judgment interest of $4.1 million plus post-judgment interest at a rate of 0.77% compounded annually be added to the judgment, together with certain litigation costs. This request is pending before the court, and we believe that a substantial amount of interest and costs claimed by ARPA are without factual or legal support. Accordingly, we believe an award of some interest is possible, but that it is not probable that the amount claimed by ARPA will be awarded; therefore, we have not accrued any portion of interest in the consolidated financial statements. B&W has requested the court to modify the verdict and we will continue to evaluate options for appeal upon final ruling on the parties’ motions to modify the award of damages. We have posted a bond pending resolution of post-trial matters.

Other

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

We have designated all of our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2016 and 2015, we had deferred approximately $0.8 million and $1.8 million, respectively, of net gains on these derivative financial instruments in AOCI.

At December 31, 2016, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $177.4 million at December 31, 2016 with maturities extending to November 2018. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our United States credit facility.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivatives
(in thousands)	December 31, 2016	December 31, 2015
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$3,805	$1,545
Other assets	665	688
Accounts payable	1,012	17
Other liabilities	213	—

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$105	$72
Accounts payable	403	101
Other liabilities	7	—

The effects of derivatives on our financial statements are outlined below:

	Year Ended December 31,
(in thousands)	2016	2015
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$2,208	$2,920
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	4,624	546
Cost of operations	195	155
Other-net	(1,221)	(24)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	4,518	252

Derivatives not designated as hedges:
Forward contracts
Gain (loss) recognized in income by location:
Other-net	$(872)	$206

NOTE 22 – FAIR VALUE MEASUREMENTS

The following table summarizes our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	December 31, 2016	Level 1	Level 2	Level 3
Commercial paper	$6,734	$—	$6,734	$—
Certificates of deposit	2,251	—	2,251	—
Mutual funds	1,152	—	1,152	—
Corporate bonds	750	750	—	—
U.S. Government and agency securities	7,104	7,104	—	—
Total fair value of available-for-sale securities	$17,991	$7,854	$10,137	$—

The following is a summary of our available-for-sale securities at fair value at December 31, 2015.

(in thousands)
Available-for-sale securities	December 31, 2015	Level 1	Level 2	Level 3
Commercial paper	$3,996	$—	$3,996	$—
Mutual funds	1,093	—	1,093	—
Total fair value of available-for-sale securities	$5,089	$—	$5,089	$—

Derivatives	December 31, 2016	December 31, 2015
Forward contracts to purchase/sell foreign currencies	$2,940	$2,186

Available-for-sale securities

We estimate the fair value of available-for-sale securities based on quoted market prices. Our investments in available-for-sale securities are presented in "other assets" on our consolidated balance sheets.

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2016 and December 31, 2015.

Non-recurring fair value measurements

The purchase price allocation associated with the July 1, 2016 SPIG acquisition required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). The fair value of the acquired intangible assets was determined using the income approach (see Note 4).

NOTE 23 – SHARE REPURCHASES

On August 4, 2015, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million. We repurchased 1.3 million shares of our common stock for $24.3 million during the year ended December 31, 2015, and 1.6 million shares of our common stock for $75.7 million during the year ended December 31, 2016, which completed this program.

On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the succeeding twenty-four months. As of December 31, 2016, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Any shares purchased that were not part of our publicly announced plan are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

NOTE 24 – SUPPLEMENTAL CASH FLOW INFORMATION

During the twelve-months ended December 31, 2016, 2015 and 2014, we paid the following for income taxes:

(in thousands)	2016	2015	2014
Income taxes (net of refunds)	$10,781	$15,008	$7,951

During the twelve-months ended December 31, 2016, 2015 and 2014, we recognized the following non-cash activity in our consolidated and combined financial statements:

(in thousands)	2016	2015	2014
Accrued capital expenditures in accounts payable	$2,751	$568	$1,680

NOTE 25 – RELATED PARTY TRANSACTIONS

Prior to June 30, 2015, we were a party to transactions with our former Parent and its subsidiaries in the normal course of operations. After the spin-off, we no longer consider the former Parent to be a related party. Transactions with our former Parent prior to the spin-off included the following:

	Year Ended December 31,
(in thousands)	2015	2014
Sales to our former Parent	$911	$5,896
Corporate administrative expenses	35,343	73,329

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

	Year Ended December 31,
(in thousands)	2015	2014
Sales to former Parent	$911	$5,896

Corporate administrative expenses	35,343	73,329
Income tax allocation	11,872	3,378
Acquisition of business, net of cash acquired	—	127,704
Cash pooling and general financing activities	(91,015)	14,261
Cash contribution received at spin-off	125,300	—
Net transfer from former Parent per statement of cash flows	$80,589	$213,137

Non-cash items:
Net transfer of assets and liabilities	$44,706	$(62)
Distribution of Nuclear Energy segment	$(47,839)	$—
Net transfer from former Parent per statement of shareholders' equity	$77,456	$213,075

NOTE 26 – DISCONTINUED OPERATIONS

We distributed assets and liabilities totaling $47.8 million associated with the NE segment to BWC in conjunction with the spin-off. We received corporate allocations from our former Parent as described in Note 1, which totaled $2.7 million, and $5.3 million for the years ended December 31, 2015 and 2014, respectively. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.

The following table presents selected financial information regarding the results of operations of our former NE segment through June 30, 2015, the date it was discontinued:

	Six Months Ended June 30,	Twelve Months Ended December 31,
(in thousands)	2015	2014
Revenues	$53,064	$103,690

Income (loss) before income tax expense	3,358	(19,072)
Income tax expense (benefit)	555	(4,800)
Income (loss) from discontinued operations, net of tax	$2,803	$(14,272)

NOTE 27 – OPERATING LEASES
Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2016 are as follows (in thousands):

Fiscal Year Ending December 31, 2016	Amount
2017	$5,224
2018	$3,833
2019	$2,433
2020	$1,239
2021	$425
Thereafter	$35
Total rental expense for the years ended December 31, 2016, 2015 and 2014, was $8.3 million, $13.5 million and $6.9 million, respectively. These expense amounts include contingent rentals and are net of sublease income, neither of which is material.

NOTE 28 - QUARTERLY FINANCIAL DATA

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

(in thousands, except per share amounts)	Year Ended December 31, 2016 Quarter Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Revenues	$404,116	$383,208	$410,955	$379,984
Gross profit	$80,156	$26,052	$73,757	$(848)
Operating income (loss) (1)	$17,266	$(72,585)	$11,133	$(58,587)
Equity in income (loss) of investees	$2,676	$(616)	$2,827	$11,553
Net income (loss) attributable to shareholders	$10,507	$(63,490)	$8,894	$(71,560)
Earnings per common share
Basic
Continuing	$0.20	$(1.25)	$0.18	$(1.47)
Discontinued	$—	$—	$—	$—
Diluted
Continuing	$0.20	$(1.25)	$0.18	$(1.47)
Discontinued	$—	$—	$—	$—

(1)	Includes equity in income of investees.

(in thousands, except per share amounts)	Year Ended December 31, 2015 Quarter Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Revenues	$397,155	$437,485	$419,977	$502,678
Gross profit	$83,397	$81,884	$77,922	$64,954
Operating income (loss) (1)	$17,343	$4,859	$9,632	$(9,973)
Equity in income (loss) of investees	$(2,071)	$967	$1,047	$(185)
Net income (loss) attributable to shareholders	$12,689	$5,487	$6,169	$(5,204)
Earnings per common share
Basic
Continuing	$0.21	$0.08	$0.11	$(0.10)
Discontinued	$0.03	$0.02	$—	$—
Diluted
Continuing	$0.21	$0.08	$0.11	$(0.10)
Discontinued	$0.03	$0.02	$—	$—

(1)	Includes equity in income of investees.

We recognize actuarial gains and losses for our pension and postretirement benefit plans into earnings at least annually (on December 31) as a component of net periodic benefit cost. During 2016, we had interim mark to market adjustments related to plan settlements and a plan curtailment. The effect of the interim mark to market adjustments on pre-tax income in the quarters ended June 30, 2016 and September 30, 2016, was a pre-tax charge of $30.0 million and $0.5 million, respectively. In the quarter ended December 31, 2016, we recognized a pre-tax gain of $6.4 million related to net mark to market adjustments for all of our benefit plans. Mark to market adjustments for the quarter and year ended December 31, 2015 resulted in a $40.2 million pre-tax loss.

In the second and fourth quarters of 2016, we recognized significant losses related to changes in the estimate of the forecasted cost to complete renewable energy contracts, which are more fully described in Note 6 to the consolidated and combined financial statements.

NOTE 29 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our financial statements in the future are summarized as follows:

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting standard is effective for us beginning in 2018, but early adoption is permitted. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize almost all leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The new accounting standard is effective for us beginning in 2019. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The FASB amended its new revenue recognition guidance on determining whether an entity is a principal or an agent in an arrangement (i.e., whether it should report revenue gross or net). In addition, the FASB voted to propose eight technical corrections related to the revenue standard, the majority of which involve consequential amendments to other accounting topics affected by the revenue standard. In addition to ASU 2016-08, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the

March 3, 2016 EITF Meeting. This update finalized the guidance in the new revenue standards regarding collectability, noncash consideration, presentation of sales tax and transition for customer contracts. The new accounting standards associated with revenue recognition are effective for us beginning in 2018. We are currently assessing the impact that adopting this new accounting standard will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new accounting standard is effective for us beginning in 2017. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

NOTE 30 - SUBSEQUENT EVENTS

On January 11, 2017, we acquired Universal, for approximately $55 million in cash, funded primarily by borrowings under our United States revolving credit facility. The acquisition will include post-closing adjustments related to differences in actual net indebtedness and transaction expenses compared to pre-close estimates. We expect these adjustments will be made before the end of the first quarter of 2017. We plan to account for the Universal acquisition using the acquisition method, whereby all of the assets acquired and liabilities assumed will be recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Purchase price allocation adjustments associated with the Universal acquisition are expected to be finalized during the first half of 2017.

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures, and Universal's annual sales were approximately $80 million for the year ended December 31, 2016. They employ approximately 460 people, mainly in the U.S. and Mexico. The acquisition of Universal is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item  9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, management of B&W concluded that as of December 31, 2016 the design and operation of our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

B&W's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, policies and procedures for conducting business, information systems for processing transactions and an internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to remediate identified internal control deficiencies. Our procedures for financial reporting include the involvement of senior management, our Audit and Finance Committee and our staff of financial and legal professionals. Our financial reporting process and associated internal controls were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness, and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2016.

On July 1, 2016, we acquired SPIG S.p.A. See Note 4 – SPIG acquisition of our consolidated financial statements for additional information. SPIG represented approximately 9% of our consolidated total assets at December 31, 2016 and approximately 6% of our consolidated revenues for the period from July 1, 2016 through December 31, 2016. As permitted by the Securities and Exchange Commission, management has elected to exclude SPIG S.p.A. from its assessment of internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s report on our internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Babcock & Wilcox Enterprises, Inc.:

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SPIG S.p.A., which was acquired on July 1, 2016 and whose financial statements constitute 9% of total assets and 6% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at SPIG S.p.A. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017, which report expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the completion of the spin-off of the Company effective June 30, 2015 by The Babcock and Wilcox Company.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 28, 2017

Changes in Internal Control Over Financial Reporting

Other than explained below, no change occurred in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2016, we acquired SPIG S.p.A. As permitted by the Securities and Exchange Commission, management has elected to exclude SPIG S.p.A. from its assessment of internal control over financial reporting as of December 31, 2016. Our integration of SPIG S.p.A.'s processes and systems could cause changes to our internal controls over financial reporting in future periods.

Item 9B.    OTHER INFORMATION

Amended credit agreement

On June 30, 2015, we obtained a credit agreement, dated as of May 11, 2015 ("Credit Agreement"), among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto, in connection with the spin-off of Babcock & Wilcox Enterprises, Inc. from The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). The Credit Agreement provides for a senior secured revolving credit facility in an aggregate amount of up to $600 million, which is scheduled to mature on June 30, 2020. The proceeds of loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit.

On February 24, 2017, we entered into Amendment No. 2 to Credit Agreement (the “Amendment” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (i) provide financial covenant relief by amending the definition of EBITDA (as defined in the Amended Credit Agreement) to exclude up to $98.1 million of losses for certain Renewable segment contracts for the year ended December 31, 2016; (ii) increase the maximum permitted leverage ratio to 3.50 to 1.00 during the covenant relief period; (iii) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $300.0 million in the aggregate; (iv) increase the pricing for borrowings, letters of credit and commitment fees under the Amended Credit Agreement during the covenant relief period; (v) limit our ability to incur debt and liens during the covenant relief period; (vi) limit our ability to make acquisitions and investments in third parties during the covenant relief period; (vii) prohibit us from making dividends and stock redemptions during the covenant relief period; (viii) prohibit us from exercising the accordion described below during the covenant relief period; (ix) limit our financial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period; and (x) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales. The covenant relief period will end, at our election, when the conditions set forth in the Amendment are satisfied, but in no event earlier than the date on which we provide the compliance certificate for the fiscal quarter ending December 31, 2017.

Other than during the covenant relief period described above, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (i) $200 million plus (ii) an unlimited amount, so long as for any commitment increase under this subclause (ii) our senior secured leverage ratio (assuming the full amount of any commitment increase under this subclause (ii) is drawn) is equal to or less than 2.0 to 1.0 after giving pro forma effect thereto. During the covenant relief period described above, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (i) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (ii) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances. During the covenant relief period described above, such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period described above, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

Loans outstanding under the Amended Credit Agreement bear interest at our option at either (i) the LIBOR rate plus (a) during the covenant relief period described above, a margin of 2.50% per year, and (b) following the covenant relief period described above, a margin ranging from 1.375% to 1.875% per year, or (ii) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus (a) during the covenant relief period described above, a margin of 1.50% per year, and (b) following the covenant relief period described above, a margin ranging from 0.375% to 0.875% per year. A commitment fee is charged on the unused portions of the revolving credit facility, and that fee (A) during the covenant relief period described above, is 0.50% per year, and (B) following the covenant relief period described above, varies between 0.25% and 0.35% per year. Additionally, (I) during the covenant relief period, a letter of credit fee of 2.50% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per year is charged with respect to the amount of each performance letter of credit outstanding, and (II) following the covenant relief period described above, a letter of credit fee of between 1.375% and 1.875% per year is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of between 0.825% and 1.125% per year is charged with respect to the amount of each performance letter of credit outstanding. Following the covenant relief period described above, the applicable margin for loans, the commitment fee and the letter of credit fees set forth above vary quarterly based on our leverage ratio.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio (i) is 3.50 to 1.00 during the covenant relief period described above and (ii) is 3.00 to 1.00 following the covenant relief period described above (which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition). The minimum consolidated interest coverage ratio is 4.00 to 1.00 both during and following the covenant relief period described above. In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At December 31, 2016, usage under the Amended Credit Agreement consisted of $9.8 million in borrowings at an effective interest rate of 4.125%, $7.5 million of financial letters of credit and $89.1 million of performance letters of credit. After giving effect to the maximum leverage ratio, we had $228.8 million available borrowing capacity based on trailing-twelve month EBITDA, as defined in our Amended Credit Agreement, at December 31, 2016.

The Amended Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Amended Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued.

Certain of the lenders under the Amended Credit Agreement (and their respective subsidiaries or affiliates) have in the past provided, are currently providing or may in the future provide, investment banking, cash management, underwriting, lending, commercial banking, trust, leasing services, foreign exchange and other advisory services to, or engage in transactions with, us and our subsidiaries or affiliates. These parties have received, and may in the future receive, customary compensation from us and our subsidiaries or affiliates, for such services.

The foregoing description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Credit Agreement, a copy of which is filed as Exhibit 10.27 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for our 2017 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2017 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of February 20, 2017, are as follows:

Name	Age	Position
Jenny L. Apker	59	Senior Vice President and Chief Financial Officer
Mark A. Carano	47	Senior Vice President, Corporate Development and Industrial Finance
E. James Ferland	50	Chairman and Chief Executive Officer
Elias Gedeon	57	Senior Vice President and Chief Business Development Officer
J. André Hall	51	Senior Vice President, General Counsel and Corporate Secretary
Daniel W. Hoehn	38	Vice President, Controller and Chief Accounting Officer
Mark S. Low	60	Senior Vice President, Power
Jimmy B. Morgan	48	Senior Vice President, Renewable
James J. Muckley	58	Senior Vice President, Operations
Francesco Racheli	44	Senior Vice President, Babcock & Wilcox SPIG
Kenneth Zak	58	Senior Vice President, Babcock & Wilcox MEGTEC

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

Mark A. Carano serves as our Senior Vice President, Corporate Development and Industrial Finance. Prior to the spin-off, Mr. Carano served as Senior Vice President and Chief Corporate Development Officer of BWC since August 2013. Prior to joining BWC in June 2013, Mr. Carano served as a Managing Director in the Investment Banking Group of Bank of America Merrill Lynch since 2006. Mr. Carano also previously held positions with the Investment Banking Group of Deutsche Bank.

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

J. André Hall serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to the spin-off, Mr. Hall served as Assistant General Counsel, Transactions and Compliance of BWC since August 2013. Prior to joining BWC, Mr. Hall served in various roles of increasing responsibility with Goodrich Corporation, an aerospace manufacturing company, most recently as Vice President of Business Conduct and Chief Ethics Officer from October 2009 until July 2012 when it was acquired by United Technologies Corporation. For the five years prior to becoming Chief Ethics Officer, Mr. Hall served as the segment general counsel for one of Goodrich Corporation’s multi-billion dollar operating segments.

Daniel W. Hoehn serves as our Vice President, Controller and Chief Accounting Officer. Mr. Hoehn joined BWC in March 2015. Formerly, Mr. Hoehn was Vice President and Controller at Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, responsible for financial reporting for Chiquita’s operations across three continents. From 2010 to 2013, he was Assistant Corporate Controller, after serving as Manager, Financial Reporting, from 2007 to 2010. Prior to joining Chiquita, Mr. Hoehn was a senior manager in the audit practice at KPMG, LLP.

Mark S. Low serves as our Senior Vice President, Power. From July 2015 to June 2016, he served as Senior Vice President, Global Services. Prior to the spinoff, Mr. Low was Vice President and General Manager of BWC’s Global Services Division from 2013 to March 2015. Previously, from 2012 to 2013, he was Vice President and General Manager of BWC’s Environmental Products and Services Division, responsible for all aspects of our environmental products and services business. From 2007 to 2012, he served as BWC's Vice President, Service Projects, in which he led all technical and commercial aspects of our service projects business including project management, forecasting, costing, cost forecasting, and warranty resolution.

Jimmy B. Morgan serves as our Senior Vice President, Renewable since December 2016. He is responsible for the company's renewable energy business, including its Babcock & Wilcox Volund subsidiary and Babcock & Wilcox's operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President for Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began is career with Duke Energy.

James J. Muckley has served as our Senior Vice President, Operations since December 2016 and is responsible for the Company's manufacturing operations, Global Project Management, Quality and Environmental, Health, Safety & Security functions. He is also responsible for Babcock & Wilcox Construction Co., LLC. From June 2016 to December 2016, he was Vice President, Global Parts and Field Engineering Services in the Company's Power segment. Prior to that, he was Vice President, Parts from January 2016 to May 2016, General Manager, Replacement Parts from November 2012 to December 2015, and Operations/Alliance Manager, Replacement Parts from March 2002 to October 2012.

Francesco Racheli serves as our Senior Vice President, Babcock & Wilcox SPIG, a leading provider of cooling systems worldwide that we acquired on July 1, 2016. Prior to the acquisition, Mr. Racheli was CEO of SPIG S.p.A., a position he held from 2014 until joining the company in 2016. From 2009 to 2014, he served as CEO of Finder Group, a global pump manufacturer for the energy and oil and gas industries. Formerly, Mr. Racheli spent 12 years with General Electric Corporation in various management roles in Europe and the United States.

Kenneth Zak serves as our Senior Vice-President, Babcock & Wilcox MEGTEC. From June 2016 to December 2016, he served as Senior Vice President, Industrial, and from July 2015 to June 2016 as Senior Vice President, Industrial Environmental. From December 2012 through June 2015, Mr. Zak served as the Senior Vice President for Business Operations for MEGTEC where he was responsible for MEGTEC’s Environmental Solutions business worldwide as well as sales and business development for the Engineered Products business. Previously, from 2003 to 2012, Mr. Zak was Vice President of the Industrial & Environmental Products Group for MEGTEC, responsible for business teams in the Americas and Asia and drove strategy deployment activities and annual improvement priorities on a global basis. Mr. Zak also previously held business development and marketing positions at W. R. Grace & Co. and Owens-Corning Fiberglass.

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information on our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan Category:	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	3,847,090
Weighted-average exercise price of outstanding options and rights	$18.55
Number of securities remaining available for future issuance	3,281,394
The other information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2016" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.
PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report or incorporated by reference:
1.    CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated and Combined Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated and Combined Financial Statements for the Years Ended December 31, 2016, 2015 and 2014

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
10.1
Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.2
Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.3
Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.4
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.5
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.6
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.7
Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.8†
Amended and Restated 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. current Report on Form 8-K filed May 6, 2016 (File No. 001-36876))

10.9†
Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.10†
Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.11†
Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.12†
Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.13
Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.14
Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.15
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.16
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.17
Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.18
Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.19†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876))

10.20†
Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.21†
Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.22†
Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.23†
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36876))

10.24
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36876))

10.25†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876))

10.26
Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876))

10.27
Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

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

BABCOCK & WILCOX ENTERPRISES, INC.

/s/ E. James Ferland
February 28, 2017	By:	E. James Ferland
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
February 28, 2017