Form 10-Q
period 2017-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2017-05-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at April 30, 2017 was 48,831,696.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenues	$391,104	$404,116
Costs and expenses:
Cost of operations	328,204	323,960
Selling, general and administrative expenses	67,022	58,714
Restructuring activities and spin-off transaction costs	3,032	4,010
Research and development costs	2,262	2,842
Total costs and expenses	400,520	389,526
Equity in income of investees	618	2,676
Operating income (loss)	(8,798)	17,266
Other income (expense):
Interest income	113	290
Interest expense	(1,750)	(399)
Other – net	(373)	62
Total other income (expense)	(2,010)	(47)
Income (loss) before income tax expense	(10,808)	17,219
Income tax expense (benefit)	(3,967)	6,626
Net income (loss)	(6,841)	10,593
Net income attributable to noncontrolling interest	(204)	(86)
Net income (loss) attributable to shareholders	$(7,045)	$10,507

Basic earnings (loss) per share	$(0.14)	$0.20

Diluted earnings (loss) per share	$(0.14)	$0.20

Shares used in the computation of earnings per share:
Basic	48,740	51,627
Diluted	48,740	52,221
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income (loss)	$(6,841)	$10,593
Other comprehensive income (loss):
Currency translation adjustments, net of taxes	5,417	1,740

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	5,901	3,210
Income taxes	1,314	634
Unrealized gains on derivative financial instruments, net of taxes	4,587	2,576
Derivative financial instrument (gains) losses reclassified into net income	(4,898)	(1,304)
Income taxes	(1,055)	(301)
Reclassification adjustment for (gains) losses included in net income, net of taxes	(3,843)	(1,003)

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(44)	(61)
Income taxes	—	—
Unrealized gains (losses) on benefit obligations, net of taxes	(44)	(61)
Amortization of benefit plan costs (benefits)	(873)	(404)
Income taxes	9	(465)
Amortization of benefit plan costs (benefits), net of taxes	(882)	61

Investments:
Unrealized gains (losses) on investments	90	42
Income taxes	29	24
Unrealized gains (losses) on investments, net of taxes	61	18
Investment gains reclassified into net income	(43)	1
Income taxes	(16)	—
Reclassification adjustments for losses included in net income, net of taxes	(27)	1

Other comprehensive income (loss)	5,269	3,332
Total comprehensive income (loss)	(1,572)	13,925
Comprehensive loss attributable to noncontrolling interest	(190)	(39)
Comprehensive income (loss) attributable to shareholders	$(1,762)	$13,886
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$46,270	$95,887
Restricted cash and cash equivalents	24,960	27,770
Accounts receivable – trade, net	311,156	282,347
Accounts receivable – other	68,361	73,756
Contracts in progress	161,149	166,010
Inventories	89,330	85,807
Other current assets	46,269	45,957
Total current assets	747,495	777,534
Net property, plant and equipment	147,016	133,637
Goodwill	283,714	267,395
Deferred income taxes	155,848	163,388
Investments in unconsolidated affiliates	101,634	98,682
Intangible assets	85,376	71,039
Other assets	16,757	17,468
Total assets	$1,537,840	$1,529,143

Foreign revolving credit facilities	$12,647	$14,241
Accounts payable	224,988	220,737
Accrued employee benefits	40,355	35,497
Advance billings on contracts	158,344	210,642
Accrued warranty expense	42,844	40,467
Other accrued liabilities	68,034	95,954
Total current liabilities	547,212	617,538
Pension and other accumulated postretirement benefit liabilities	295,954	301,259
United States revolving credit facility	90,000	9,800
Other noncurrent liabilities	40,579	39,595
Total liabilities	973,745	968,192
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 48,832 and 48,688 shares at March 31, 2017 and December 31, 2016, respectively	547	544
Capital in excess of par value	812,159	806,589
Treasury stock at cost, 5,673 and 5,592 shares at March 31, 2017 and December 31, 2016, respectively	(104,662)	(103,818)
Retained deficit	(121,729)	(114,684)
Accumulated other comprehensive loss	(31,213)	(36,482)
Stockholders' equity attributable to shareholders	555,102	552,149
Noncontrolling interest	8,993	8,802
Total stockholders' equity	564,095	560,951
Total liabilities and stockholders' equity	$1,537,840	$1,529,143
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,841)	$10,593
Non-cash items included in net income (loss):
Depreciation and amortization of long-lived assets	11,582	6,293
Debt issuance costs amortization	345	311
Income of equity method investees	(618)	(2,676)
Losses on asset disposals and impairments, net	655	—
Provision for (benefit from) deferred income taxes	(1,023)	35
Recognition of losses (gains) for pension and postretirement plans	189	(9)
Stock-based compensation, net of associated income taxes	4,230	4,918
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,833)	17,493
Contracts in progress and advance billings on contracts	(45,123)	(46,113)
Inventories	1,616	(998)
Income taxes	3,338	(400)
Accounts payable	(850)	(16,024)
Accrued and other current liabilities	(33,717)	1,340
Pension liabilities, accrued postretirement benefits and employee benefits	(2,461)	(14,977)
Other, net	(251)	2,270
Net cash from operating activities	(74,762)	(37,944)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,459)	(4,043)
Acquisition of business, net of cash acquired	(52,547)	—
Purchases of available-for-sale securities	(10,681)	(7,982)
Sales and maturities of available-for-sale securities	15,696	6,543
Other	(233)	(678)
Net cash from investing activities	(52,224)	(6,160)
Cash flows from financing activities:
Borrowings under our United States revolving credit facility	255,393	—
Repayments of our United States revolving credit facility	(175,193)	—
Borrowings under our foreign revolving credit facilities	183	—
Repayments of our foreign revolving credit facilities	(2,157)	1,065
Shares of our common stock returned to treasury stock	(844)	(36,284)
Other	(1,338)	(2)
Net cash from financing activities	76,044	(35,221)
Effects of exchange rate changes on cash	1,325	950
Net increase (decrease) in cash and equivalents	(49,617)	(78,375)
Cash and equivalents, beginning of period	95,887	365,192
Cash and equivalents, end of period	$46,270	$286,817

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1 – BASIS OF PRESENTATION

These interim financial statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "we," "us," "our" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income (loss) attributable to shareholders	$(7,045)	$10,507

Weighted average shares used to calculate basic earnings per share	48,740	51,627
Dilutive effect of stock options, restricted stock and performance shares (1)	—	594
Weighted average shares used to calculate diluted earnings per share	48,740	52,221

Basic earnings (loss) per share:	$(0.14)	$0.20

Diluted earnings (loss) per share:	$(0.14)	$0.20

(1) Because we incurred a net loss in the first quarter of 2017, basic and diluted shares are the same. If we had net income in the first three months of 2017, diluted shares would include an additional 0.4 million shares, and would exclude 1.9 million shares related to stock options because their effect would have been anti-dilutive. At March 31, 2016, we excluded from the diluted share calculation 0.1 million shares related to stock options, as their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on custom-engineered cooling, environmental and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenues:
Power segment	$196,296	$288,703
Renewable segment	105,536	83,773
Industrial segment	92,217	32,466
Eliminations	(2,945)	(826)
	391,104	404,116
Gross profit:
Power segment	42,963	59,532
Renewable segment	10,594	13,379
Industrial segment	15,315	7,756
Intangible asset amortization expense included in cost of operations	(5,018)	(511)
Mark to market loss included in cost of operations	(954)	—
	62,900	80,156
Selling, general and administrative expenses	(65,922)	(57,687)
Restructuring activities and spin-off transaction costs	(3,032)	(4,010)
Research and development costs	(2,262)	(2,842)
Intangible asset amortization expense included in SG&A	(994)	(1,027)
Mark to market (loss) gain included in SG&A	(106)	—
Equity in income of investees	618	2,676
Operating income (loss)	$(8,798)	$17,266

NOTE 4 – UNIVERSAL ACQUISITION

On January 11, 2017, we acquired Universal Acoustic & Emission Technologies, Inc. ("Universal") for approximately $52.5 million in cash, funded primarily by borrowings under our United States revolving credit facility, net of $4.4 million cash acquired in the business combination. Transaction costs included in the purchase price were approximately $0.2 million. We accounted for the Universal acquisition using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill.

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. Universal employs approximately 460 people, mainly in the United States and Mexico. The acquisition of Universal is consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. During 2017, we will integrate Universal with our Industrial segment. Universal contributed $21.2 million of revenue and $4.9 million of gross profit (excluding intangible asset amortization expense of $1.5 million) to our operating results in the three months ended March 31, 2017. We expect Universal to contribute over $80.0 million of revenue and be accretive to the Industrial segment's earnings during 2017.

The allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed is detailed below. We are in the process of finalizing the purchase price allocation associated with the valuation of certain intangible assets and deferred tax balances; as a result, the provisional measurements of intangible assets, goodwill and deferred income tax balances are subject to change. Purchase price adjustments are expected to be finalized by December 31, 2017.

(in thousands)	Estimated Acquisition Date Fair Value
Cash	$4,379
Accounts receivable	11,270
Contracts in progress	3,167
Inventories	4,585
Other assets	579
Property, plant and equipment	16,692
Goodwill	14,413
Identifiable intangible assets	19,500
Deferred income tax assets	935
Current liabilities	(10,833)
Other noncurrent liabilities	(1,423)
Deferred income tax liabilities	(6,338)
Net acquisition cost	$56,926

The intangible assets included above consist of the following (dollar amount in thousands):

(in thousands)	Estimated Fair Value	Weighted Average Estimated Useful Life (in Years)
Customer relationships	$10,800	15
Backlog	1,700	1
Trade names / trademarks	3,000	20
Technology	4,000	7
Total amortizable intangible assets	$19,500

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three months ended March 31, 2017 of $1.5 million, which is included in cost of operations in our condensed consolidated statement of operations. Amortization of intangible assets is not allocated to segment results.

Approximately $1.0 million of acquisition and integration related costs of Universal was recorded as a component of our operating expenses in the condensed consolidated statement of operations for the three months ended March 31, 2017.

The following unaudited pro forma financial information below represents our results of operations for the three months ended March 31, 2016 and twelve months ended December 31, 2016 had the Universal acquisition occurred on January 1, 2016. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2016. This information should not be taken as representative of our future consolidated results of operations.

	Three Months Ended March 31,	Twelve Months Ended December 31,
(in thousands)	2016	2016
Revenues	$424,373	$1,660,986
Net income (loss) attributable to B&W	10,602	(113,940)
Basic earnings per common share	0.21	(2.27)
Diluted earnings per common share	0.20	(2.27)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•
A net increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $1.4 million and $2.8 million in the three months ended March 31, 2016 and the twelve months ended December 31, 2016, respectively.

•
Elimination of the historical interest expense recognized by Universal of $0.1 million and $0.4 million in the three months ended March 31, 2016 and the twelve months ended December 31, 2016, respectively.

•	Elimination of $0.5 million in transaction related costs recognized in the twelve months ended December 31, 2016.

NOTE 5 – CONTRACTS AND REVENUE RECOGNITION

We generally recognize revenues and related costs from long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a project, we recognize a charge against current earnings. If a contract is estimated to result in a loss, that loss is recognized in the current period as a charge to earnings and the full loss is accrued on our balance sheet, which results in no expected gross profit from the loss contract in the future unless there are revisions to our estimated revenues or costs at completion in periods following the accrual of the contract loss. Changes in the estimated results of our percentage-of-completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

In the three months ended March 31, 2017 and 2016, we recognized changes in estimates related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Increases in estimates for percentage-of-completion contracts	$15,092	$12,400
Decreases in estimates for percentage-of-completion contracts	(8,963)	(4,300)
Net changes in estimates for percentage-of-completion contracts	$6,129	$8,100

As disclosed in our December 31, 2016 consolidated financial statements, we had four renewable energy projects in Europe that were loss contracts at December 31, 2016. During the three months ended March 31, 2017, we recorded a total of $3.0 million in net gains resulting from changes in the estimated revenues and costs to complete these four European renewable energy loss contracts, offset by a $2.5 million charge related to an increase in estimated costs to complete a separate European renewable energy contract that remains profitable. The status of these four loss contracts is as follows:

As we disclosed in our 2016 second and third quarter and annual financial statements, we incurred significant charges due to changes in the estimated cost to complete a contract related to one European renewable energy contract, which caused the project to become a loss contract. As of March 31, 2017, this project is approximately 93% complete and construction activities are complete as of the date of this report. We expect the unit to be operational during the second quarter of 2017 and turnover activities linked to the customer's operation of the facility will be completed during the second half of 2017. We reduced the $6.4 million reserve for estimated losses on this contract recorded in our consolidated balance sheet at December 31, 2016 by $2.6 million in the three months ended March 31, 2017 as a result of progress on the project, but the change had no net impact on our statement of operations during the 2017 first quarter. The estimated liquidated damages due to schedule delays of $3.4 million for this project as of March 31, 2017 are unchanged since December 31, 2016.

The second project became a loss contract in the fourth quarter of 2016. As of March 31, 2017, this contract was approximately 78% complete, and we expect this second project to be completed in the fourth quarter of 2017. During the three months ended March 31, 2017, we recognized a $3.8 million gain on the project due to improvements in construction cost estimates. As of March 31, 2017, the reserve for estimated contract losses recorded in our consolidated balance sheet was $2.5 million, and estimated liquidated damages due to schedule delays for this project were $8.1 million.

The third project became a loss contract in the fourth quarter of 2016. As of March 31, 2017, this contract was approximately 86% complete. We expect the unit to be operational during the second quarter of 2017 and turnover activities linked to the customer's operation of the facility will be completed during the second half of 2017. During the three months ended March 31, 2017, we recognized additional contract losses of $2.8 million as a result of changes in the estimated costs at completion. As of March 31, 2017, the reserve for estimated contract losses recorded in our consolidated balance sheet was $3.4 million, and estimated liquidated damages due to schedule delays for this project were $6.9 million.

The fourth project became a loss contract in the fourth quarter of 2016. As of March 31, 2017, this contract was approximately 68% complete, and we expect this fourth project to be completed in the first half of 2018. During the three months ended March 31, 2017, we revised our estimated revenue and costs at completion for this fourth loss contract, which resulted in a gain of $1.9 million during the quarter. The improvements in the status of this project were primarily attributable to changes in the estimated costs at completion and a $4.6 million reduction in estimated liquidated damages. As of March 31, 2017, the reserve for estimated contract losses recorded in our consolidated balance sheet was $0.7 million, and estimated liquidated damages due to schedule delays for this project were $4.0 million.

We continue to expect the other renewable energy projects that incurred charges in the fourth quarter of 2016 for changes in estimated costs to complete to remain profitable contracts at completion. Changes in estimated costs at completion on one of these projects during the three months ended March 31, 2017 resulted in a $2.5 million charge. Accrued liquidated damages associated with these other renewable energy projects due to schedule delays total $9.1 million at March 31, 2017.

During the third quarter of 2016, we determined it was probable that we would receive a $15.0 million insurance recovery for a portion of the losses on the first European renewable energy project discussed above. There was no change in the accrued probable insurance recovery in the three months ended March 31, 2017. The insurance recovery represents the full amount available under the insurance policy, and is recorded in accounts receivable - other in our condensed consolidated balance sheet at March 31, 2017.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$2,254	$740
Restructuring expense	1,970	2,147
Payments	(3,527)	(2,727)
Balance at March 31	$697	$160

Accrued restructuring liabilities at March 31, 2017 and 2016 relate to employee termination benefits. In the three month period ending March 31, 2017, we recognized $0.6 million in non-cash restructuring expense related to losses on the disposals of assets.

Spin-off transaction costs

In the quarters ended March 31, 2017 and 2016, we incurred $0.4 million and $1.9 million, respectively, of costs directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). The costs were primarily attributable to employee retention awards.

NOTE 7 – PROVISION FOR INCOME TAXES

Our effective tax rate for the three months ended March 31, 2017 was approximately 36.7% as compared to 38.5% for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was higher than our statutory rate primarily due to nondeductible expenses and foreign losses, which are subject to a valuation allowance, offset by the jurisdictional mix of our income and losses and favorable discrete items of approximately $0.8 million. The discrete items primarily consist of the income tax effects of vested and exercised share-based compensation awards, offset by non-deducible transaction costs. Our effective tax rate for the three months ended March 31, 2016 was higher than our statutory rate primarily due to adjustments to deferred taxes for certain non-deductible spin-off costs, offset by the jurisdictional mix of our income and losses.

During the three months ended March 31, 2017, we prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Adopting the new accounting standard resulted in a net $1.3 million income tax benefit in the three months ended March 31, 2017 associated with the income tax effects of vested and exercised share-based compensation awards.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the quarters ended March 31, 2017 and 2016 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income (loss)	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	$(17,753)	$(25)	$3,359	$(1,102)	$(15,521)

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI Component	Line Items in the Condensed Consolidated Statements of Operations Affected by Reclassifications from AOCI	Three Months Ended March 31,
		2017	2016
Derivative financial instruments	Revenues	$5,288	$1,323
	Cost of operations	3	(23)
	Other-net	(393)	4
	Total before tax	4,898	1,304
	Provision for income taxes	1,055	301
	Net income (loss)	$3,843	$1,003

Amortization of prior service cost on benefit obligations	Cost of operations	$873	$404
	Provision for income taxes	(9)	465
	Net income (loss)	$882	$(61)

Realized gain on investments	Other-net	$43	$(1)
	Provision for income taxes	16	—
	Net income (loss)	$27	$(1)

NOTE 9 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Held by foreign entities	$35,462	$94,415
Held by United States entities	10,808	1,472
Cash and cash equivalents	$46,270	$95,887

Reinsurance reserve requirements	$19,243	$21,189
Restricted foreign accounts	5,717	6,581
Restricted cash and cash equivalents	$24,960	$27,770

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials and supplies	$66,981	$61,630
Work in progress	6,579	6,803
Finished goods	15,770	17,374
Total inventories	$89,330	$85,807

NOTE 11 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Definite-lived intangible assets
Customer relationships	$58,896	$47,892
Unpatented technology	18,765	18,461
Patented technology	6,522	2,499
Tradename	21,997	18,774
Backlog	29,933	28,170
All other	7,461	7,429
Gross value of definite-lived intangible assets	143,574	123,225
Customer relationships amortization	(18,987)	(17,519)
Unpatented technology amortization	(3,380)	(2,864)
Patented technology amortization	(1,701)	(1,532)
Tradename amortization	(4,135)	(3,826)
Acquired backlog amortization	(25,019)	(21,776)
All other amortization	(6,281)	(5,974)
Accumulated amortization	(59,503)	(53,491)
Net definite-lived intangible assets	$84,071	$69,734

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$71,039	$37,844
Business acquisitions and adjustments	19,500	275
Amortization expense	(6,012)	(1,538)
Currency translation adjustments and other	849	153
Balance at end of the period	$85,376	$36,734

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three months ended March 31, 2017 of $1.5 million, which is included in cost of operations in our condensed consolidated statement of operations. The amortization of Universal's intangible assets is highest during the first quarter of 2017 and declines each subsequent quarter during the year primarily due to the amortization of the backlog intangible asset. Amortization of intangible assets is not allocated to segment results.

Estimated future intangible asset amortization expense, including the increase in amortization expense resulting from the January 11, 2017 acquisition of Universal, is as follows (in thousands):

Period ending	Amortization expense
Three months ending June 30, 2017	$4,458
Three months ending September 30, 2017	$3,874
Three months ending December 31, 2017	$3,539
Twelve months ending December 31, 2018	$11,888
Twelve months ending December 31, 2019	$10,035
Twelve months ending December 31, 2020	$8,787
Twelve months ending December 31, 2021	$8,470
Twelve months ending December 31, 2022	$6,932
Thereafter	$26,088

NOTE 12 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	March 31, 2017	December 31, 2016
Land	$8,633	$6,348
Buildings	120,346	114,322
Machinery and equipment	197,363	189,489
Property under construction	15,641	22,378
	341,983	332,537
Less accumulated depreciation	194,967	198,900
Net property, plant and equipment	$147,016	$133,637

NOTE 13 – WARRANTY EXPENSE

Changes in the carrying amount of our accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$40,468	$39,847
Additions	4,253	5,696
Expirations and other changes	(509)	(440)
Increases attributable to business combinations	1,060	—
Payments	(2,774)	(3,182)
Translation and other	346	311
Balance at end of period	$42,844	$42,232

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Service cost	$274	$384	$4	$6
Interest cost	10,257	10,576	221	211
Expected return on plan assets	(14,856)	(14,927)	—	—
Amortization of prior service cost	25	141	(900)	—
Recognized net actuarial loss	1,062	—	—	—
Net periodic benefit cost (benefit)	$(3,238)	$(3,826)	$(675)	$217

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the three months ended March 31, 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the $1.1 million "Recognized net actuarial loss" in the table above.

See Note 20 for the future expected effect of FASB ASU 2017-07 on the presentation of benefit and expense related to our pension and post retirement plans.

We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 3 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating income (loss). The recognized net actuarial loss during the three months ended March 31, 2017 was recorded in our condensed consolidated statements of operations in the following line items:

(in thousands)
Cost of operations	$954
Selling, general and administrative expenses	106
Other	2
Total	$1,062

We made contributions to our pension and other postretirement benefit plans totaling $1.4 million and $1.3 million during the quarters ended March 31, 2017 and 2016, respectively.

NOTE 15 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	March 31, 2017	December 31, 2016
United States	$90,000	$9,800
Foreign	12,647	14,241
Total revolving debt	$102,647	$24,041

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
The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted leverage ratio (i) is 3.50 to 1.00 during the covenant relief period described above and (ii) is 3.00 to 1.00 following the covenant relief period described above (which ratio may be increased to 3.25 to 1.00 for up to four consecutive fiscal quarters after a material acquisition). The minimum consolidated interest coverage ratio is 4.00 to 1.00 both during and following the covenant relief period described above. At March 31, 2017, our leverage ratio was 2.40 and our interest coverage ratio was 6.41.
In addition, the Amended Credit Agreement contains various restrictive covenants, including with respect to debt, liens, investments, mergers, acquisitions, dividends, equity repurchases and asset sales. At March 31, 2017, usage under the Amended Credit Agreement consisted of $90.0 million in borrowings at an effective interest rate of 3.4%, $7.5 million of financial letters of credit and $91.1 million of performance letters of credit. At March 31, 2017, we had $55.1 million available borrowing capacity based on trailing-twelve month EBITDA, as defined in our Amended Credit Agreement.

The Amended Credit Agreement generally includes customary events of default for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to us occurs under the Amended Credit Agreement, all obligations will immediately become due and payable. If any other event of default exists, the lenders will be permitted to accelerate the maturity of the obligations outstanding. If any event of default occurs, the lenders are permitted to terminate their commitments thereunder and exercise other rights and remedies, including the commencement of foreclosure or other actions against the collateral. Additionally, if we are unable to make any of the representations and warranties in the Amended Credit Agreement, we will be unable to borrow funds or have letters of credit issued. At March 31, 2017, we were in compliance with all of the covenants set forth in the Amended Credit Agreement.

Debt issuance costs

Debt issuance costs associated with our United States credit facility are included in other assets in our condensed consolidated balance sheets. We expect to amortize the deferred charges through June 30, 2020 as a component of interest expense.

Foreign revolving credit facilities

Outside of the United States, we have unsecured revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. The revolving credit facilities in Turkey and India are a result of the July 1, 2016 acquisition of SPIG. These three foreign revolving credit facilities allow us to borrow up to $16.1 million in aggregate and each have a one year term. At March 31, 2017, we had $12.6 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.1%. If an event of default relating to bankruptcy or insolvency events was to occur, all obligations will become due and payable.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States credit facility as of March 31, 2017 and December 31, 2016 was $296.7 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $520.3 million.

Universal acquisition

In order to purchase Universal on January 11, 2017, we borrowed approximately $55.0 million under the United States credit facility in 2017.

NOTE 16 – CONTINGENCIES

ARPA litigation

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

A jury trial took place in mid-November 2016. Some of ARPA’s claims were dismissed by the judge during the trial. The jury’s verdict on the remaining claims was issued on November 21, 2016. The jury found in favor of B&W with respect to ARPA’s claims of fraudulent concealment and negligent misrepresentation and on one of ARPA’s claims of breach of contract. The jury found in favor of ARPA on the three remaining claims for breach of contract and awarded damages totaling $4.2 million, which exceeded the previous $2.3 million accrual we established in 2012 by $1.9 million. We increased our accrual by $1.9 million in the fourth quarter of 2016.

ARPA has requested that pre-judgment interest of $4.1 million plus post-judgment interest at a rate of 0.77% compounded annually be added to the judgment, together with certain litigation costs. This request is pending before the court, and we believe that a substantial amount of interest and costs claimed by ARPA are without factual or legal support. Accordingly, we believe an award of some interest is possible, but that it is not probable that the amount claimed by ARPA will be awarded; therefore, we have not accrued any portion of interest in our condensed consolidated financial statements. B&W has requested the court to modify the verdict and we will continue to evaluate options for appeal upon final ruling on the parties’ motions to modify the award of damages. At March 31, 2017 and December 31, 2016, $4.2 million was included in other accrued liabilities in our consolidated balance sheet, and we have posted a bond pending resolution of post-trial matters.

Stockholder litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The complaints received to date purport to be brought on behalf of a class of investors who purchased the Company’s common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the “Stockholder Litigation”). We anticipate that these cases and any similar cases filed in the future will be consolidated into a single action.

The plaintiffs in the Stockholder Litigation allege fraud, misrepresentation and a course of conduct around the facts surrounding certain projects underway in the Company's Renewable segment, which, according to the plaintiffs, had the effect of artificially inflating the price of the Company’s common stock. The plaintiffs further allege that stockholders were harmed when the Company disclosed on February 28, 2017 that it would incur losses on these projects. Plaintiffs seek an unspecified amount of damages.

The Company believes the allegations in the Stockholder Litigation are without merit, and that the outcome of the Stockholder Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

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

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2017 and 2016, we had deferred approximately $1.6 million and $3.4 million, respectively, of net gains on these derivative financial instruments in AOCI.

At March 31, 2017, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $190.6 million at March 31, 2017 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our United States credit facility.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivatives
(in thousands)	March 31, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$2,225	$3,805
Other assets	650	665
Accounts payable	647	1,012
Other liabilities	—	213

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$3	$105
Accounts payable	312	403
Other liabilities	—	7

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$5,901	$3,210
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	5,288	1,323
Cost of operations	3	(23)
Other-net	(393)	4
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	241	582

Derivatives not designated as hedges:
Forward contracts
Gain (loss) recognized in income by location:
Other-net	$(310)	$(110)

NOTE 18 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	March 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$5,692	$—	$5,692	$—
Certificates of deposit	1,000	—	1,000	—
Mutual funds	1,205	—	1,205	—
Corporate bonds	—	—	—	—
U.S. Government and agency securities	8,245	8,245	—	—
Total fair value of available-for-sale securities	$16,142	$8,245	$7,897	$—

(in thousands)
Available-for-sale securities	December 31, 2016	Level 1	Level 2	Level 3
Commercial paper	$6,734	$—	$6,734	$—
Certificates of deposit	2,251	—	2,251	—
Mutual funds	1,152	—	1,152	—
Corporate bonds	750	750	—	—
U.S. Government and agency securities	7,104	7,104	—	—
Total fair value of available-for-sale securities	$17,991	$7,854	$10,137	$—

Derivatives	March 31, 2017	December 31, 2016
Forward contracts to purchase/sell foreign currencies	$1,919	$2,940

Available-for-sale securities

We estimate the fair value of available-for-sale securities based on quoted market prices. Our investments in available-for-sale securities are presented in "other assets" on our condensed consolidated balance sheets.

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

Other financial instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•
Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2017 and December 31, 2016.

Non-recurring fair value measurements

The purchase price allocation associated with the January 11, 2017 acquisition of Universal required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). The fair value of the acquired intangible assets was determined using the income approach (see Note 4).

The measurement of the net actuarial loss associated with our Canadian pension plan was determined using unobservable inputs (see Note 14). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three-months ended March 31, 2017 and 2016, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2017	2016
Accrued capital expenditures in accounts payable	$552	$4,500

NOTE 20 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our consolidated financial statements in the future are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if an entity is the principal or agent in a revenue arrangement. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We have developed a cross-functional team of B&W professionals from across each of our reportable segments and an implementation plan to adopt the new accounting standard. Currently, we are analyzing our primary revenue streams and are in the process of performing a detailed review of key contracts representative of our products and services in order to assess potential changes in our processes, systems, internal controls and the timing and method of revenue recognition and related disclosures. We currently expect to adopt the new accounting standard on January 1, 2018 under the modified retrospective method. The FASB has issued, and may issue in the future, interpretative guidance, which may cause our evaluation to change. Our evaluation of the new accounting standard is ongoing, and we will not be able to make a determination about the impact of the new accounting standard until the time of adoption based upon existing, uncompleted contracts at that time.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting standard is effective for us beginning in 2018, but early adoption is permitted. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Of the eight classification-related changes this new standard will require in the statement of cash flows, only two of the classification requirements are relevant to our historical cash flow statement presentation (presentation of debt prepayments and presentation of distributions from equity method investees). However, the new classification requirements would not have changed our historical statement of cash flows. The new standard is effective for us beginning in 2018. We do not plan to early adopt the new accounting standard because the impact is not expected to be material to our consolidated statement of cash flows when adopted.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in an effort to make the guidance more consistent. The guidance provides a test for determining when a set is not a business, specifically, when substantially all of the fair value of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of assets, and if inputs and substantive processes that significantly contribute to the ability to create outputs is not present. The new accounting standard is effective for us beginning in 2018. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance removes the requirement to compare implied fair value of goodwill with the carrying amount, therefore impairment charges would be recognized immediately by the amount which carrying value exceeds fair value. The new accounting standard is effective beginning in 2020. We are currently assessing the impact that adopting this new accounting standard will have on our financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. This will affect not only how we present net periodic benefit cost, but also how we present gross profit and operating income upon adoption. The new accounting standard is effective for us beginning in 2018. We have assessed the impact of adopting the new standard on our consolidated statement of operations and determined the required reclassifications will primarily impact our Power segment's gross profit. The changes in the classification of the historical components of net periodic benefit costs are summarized in the following table:

Pension & other postretirement benefit costs (benefits)
(in thousands)	December 31, 2016	December 31, 2015	Current classification	Future classification
Service cost	$1,703	$13,701	Cost of operations	Cost of operations
Interest cost	41,772	50,644	Cost of operations	Other income (expense)
Expected return on plan assets	(61,939)	(68,709)	Cost of operations	Other income (expense)
Amortization of prior service cost	250	307	Cost of operations	Other income (expense)
Recognized net actuarial losses - mark to market adjustments	24,110	40,210	Cost of operations or SG&A expenses	Other income (expense)
Net periodic benefit cost (benefit)	$5,896	$36,153

New accounting standards that were adopted during the three months ended March 31, 2017 are summarized as follows:

In the three months ended March 31, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This new accounting standard has affected how we account for share-based payments, with the most significant impact being the impact of income taxes associated with share-based compensation. Subsequent to adoption, the income tax effects related to share-based payments will be recorded as a component of income tax expense (or benefit) as they occur, rather than being classified as a component of additional paid-in capital. In addition, the effect of excess tax benefits will now be presented in the cash flow statement as an operating activity. We prospectively adopted the new accounting standard. See Note 7 for the effect on the statement of operations for the three months ended March 31, 2017.

In the three months ended March 31, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard requires that first-in, first-out inventory be measured at the lower of cost or net realizable value. Under GAAP prior to the adoption of the standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value minus a normal profit margin. Although this standard raises the threshold on when charges against inventory can occur, we do not expect a significant impact because we have not had significant inventory charges in the past. We prospectively adopted the new accounting standard and it had no impact on our condensed consolidated financial statements for the three months ended March 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. Statements that include the words "expect," "intend," "plan," "believe," "project," "forecast," "estimate," "may," "should," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. These factors include the cautionary statements included in this report and the factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report") filed with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. We assume no obligation to revise or update any forward-looking statement included in this report for any reason, except as required by law.

OVERVIEW OF RESULTS

In this report, unless the context otherwise indicates, "B&W," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. The presentation of the components of our revenues, gross profit and operating income on the following pages of this Management's Discussion and Analysis of Financial Condition and Results of Operations is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business.

Our consolidated results in the first quarter of 2017 were slightly ahead of our expectations; however, events during 2016 make for difficult comparisons to the year-ago period. Early in 2016, we anticipated a future decline in the coal power generation markets and proactively responded by restructuring our Power segment to help us hold gross margins. Our 2016 restructuring was effective, and we continue to see improved gross margins despite the greater than 30% decline in Power segment revenues this quarter compared to the same quarter in 2016.

Other events during 2016 that make for difficult year-over-year comparisons affect the Renewable segment. The Renewable segment revenues in the first quarter of 2017 benefited from an increase in activity associated with the number of renewable energy contracts compared to the same quarter a year ago, but as expected, gross profit and gross margin were lower as a result of recording loss accruals and lowering estimated contract profits in the second half of 2016. Net changes in the first quarter of 2017 in the estimated cost to complete the segment's portfolio of European renewable energy contracts were not significant, but also as expected, the projects continued to use cash due to the increased costs to complete these projects and the timing of contract milestone billings.

The Industrial segment revenues in the first quarter 2017 increased significantly due to the acquisitions of SPIG S.p.A. ("SPIG") and Universal Acoustic & Emissions Technology, Inc. ("Universal") on July 1, 2016 and January 11, 2017, respectively. Together, the acquisitions contributed $70.4 million of revenue in the first quarter of 2017. The acquisitions also benefited the segment's gross profit, which helped offset the impact of lower industrial market activity over the past year in the United States. We remain optimistic of cross-selling opportunities generated by including these new businesses.

In the first quarter of 2017, we used $49.6 million of cash after $80.2 million of net borrowings on our United States revolving credit facility. The cash flows were primarily used to fund progress on our Renewable segment contracts and the acquisition of Universal. We expect our operations to use cash over the full year of 2017, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash in 2017 is expected to be funded in part through borrowings from our United States revolving credit facility.

Year-over-year comparisons of our results were also affected by:

•
$6.0 million and $1.5 million of intangible asset amortization expense was recognized during the first quarters of 2017 and 2016, respectively. We expect $17.9 million of amortization in the full year 2017 compared to $19.9 million of amortization in the full year 2016.

•
$2.6 million of restructuring expense was recognized in the first quarter of 2017 related to restructuring activities announced in prior years. The actions restructured our business that serves the power generation market in advance of lower demand projected for power generation from coal in the United States. In the first quarter of 2016, $1.2 million of restructuring expense was recognized related to restructuring initiatives that began prior to 2016.

•
$1.1 million of actuarially determined mark to market losses were recognized in the first quarter of 2017, caused by lump sum settlement payments from our Canadian pension plan in the first quarter of 2017.

•
$0.4 million of expense directly related to the spin-off from our former Parent was recognized in the first quarter of 2017 compared to $1.9 million in the first quarter of 2016. The costs were primarily attributable to employee retention awards.

Our first quarter 2017 segment and other operating results compared to the first quarter of 2016 are described in more detail below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 VS. 2016

Selected financial highlights are presented in the table below:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Revenues:
Power segment	$196,296	$288,703	$(92,407)
Renewable segment	105,536	83,773	21,763
Industrial segment	92,217	32,466	59,751
Eliminations	(2,945)	(826)	(2,119)
	391,104	404,116	(13,012)
Gross profit (loss):
Power segment	42,963	59,532	(16,569)
Renewable segment	10,594	13,379	(2,785)
Industrial segment	15,315	7,756	7,559
Intangible asset amortization expense included in cost of operations	(5,018)	(511)	(4,507)
Mark to market adjustments included in cost of operations	(954)	—	(954)
	62,900	80,156	(17,256)
Selling, general and administrative expenses	(65,922)	(57,687)	(8,235)
Restructuring activities and spin-off transaction costs	(3,032)	(4,010)	978
Research and development costs	(2,262)	(2,842)	580
Intangible asset amortization expense included in SG&A	(994)	(1,027)	33
Mark to market adjustment included in SG&A	(106)	—	(106)
Equity in income (loss) of investees	618	2,676	(2,058)
Operating income (loss)	$(8,798)	$17,266	$(26,064)

Condensed and consolidated results of operations

Three months ended March 31, 2017 vs. 2016

Revenues decreased by 3%, or $13.0 million, to $391.1 million in the first quarter of 2017 as compared to $404.1 million in the first quarter of 2016 due primarily to a $92.4 million decrease in the volume of new projects, retrofits and aftermarket product sales in the Power segment, offset by a $21.8 million increase in the revenue recognized from ongoing performance on contracts in our Renewable segment and a $59.8 million increase in revenue in the Industrial segment. The increase in revenues in the Industrial segment is attributable to the acquisition of SPIG on July 1, 2016 and Universal on January 11, 2017.

Gross profit decreased by 22%, or $17.3 million, to $62.9 million in the first quarter of 2017 as compared to $80.2 million in the first quarter of 2016. The primary drivers of the decrease are the impact of the decline in the Power segment's revenues and the uncompleted European loss contracts in the Renewable segment (see Note 5 in the condensed consolidated financial statements), which are offset by the increases in gross profit contributions from the SPIG and Universal acquisitions. The intangible asset amortization expense and mark to market adjustments are discussed in further detail in the sections below.

Selling, general and administrative ("SG&A") expenses were $8.2 million higher in the first quarter of 2017, primarily related to adding the SPIG and Universal businesses, partially offset by savings from our 2016 restructuring actions. In addition, SG&A expenses included $1.3 million of acquisition and integration costs associated with SPIG and Universal in the first quarter of 2017.

Equity in income of investees in the first quarter of 2017 decreased $2.1 million to $0.6 million compared to income of $2.7 million in the first quarter of 2016. The decrease in equity income of investees in the first quarter of 2017 is attributable primarily to the decline in new build steam generation activities at our joint venture in India.

Power

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Revenues	$196,296	$288,703	$(92,407)
Gross profit (loss)	$42,963	$59,532	$(16,569)
% of revenues	21.9%	20.6%

Three months ended March 31, 2017 vs. 2016

Revenues decreased 32%, or $92.4 million, to $196.3 million in the quarter ended March 31, 2017, compared to $288.7 million in the corresponding quarter in 2016. The revenue decrease in the segment is attributable to the anticipated decline in the coal power generation market that impacted all of our product and service lines. We resized our business in anticipation of these declines with our 2016 restructuring actions. Compared to the first quarter of 2016, the primary decreases in 2017 revenues were attributable to decreases in new build utility and environmental equipment revenue of $14.1 million and retrofits and continuous emissions monitoring systems revenue of $86.1 million. Compared to the revenues in the first quarter of 2017, we expect quarterly revenues to improve throughout 2017 based on the timing of new business opportunities.

Gross profit decreased 28%, or $16.6 million, to $43.0 million in the quarter ended March 31, 2017, compared to gross profit of $59.5 million in the corresponding quarter in 2016. We were able to improve our gross margin percentage as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to the first quarter of 2016, the primary decreases in 2017 gross profit were attributable to decreases in new build utility and environmental equipment gross profit and retrofits and continuous emissions monitoring systems gross profit.

Renewable

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Revenues	$105,536	$83,773	$21,763
Gross profit	$10,594	$13,379	$(2,785)
% of revenues	10.0%	16.0%

Three months ended March 31, 2017 vs. 2016

Revenues increased 26%, or $21.8 million, to $105.5 million in the quarter ended March 31, 2017, compared to $83.8 million in the corresponding quarter in 2016. The $21.8 million increase in revenue was primarily attributable to an increase in the number of and level of activity on our renewable energy contracts.

Gross profit decreased 21%, or $2.8 million, to $10.6 million in the quarter ended March 31, 2017, compared to $13.4 million in the corresponding quarter in 2016. The decrease was primarily a result of four renewable energy loss contracts that remained uncompleted as of March 31, 2017. Overall, changes in estimates to complete our renewable energy contracts were not significant. A $3.0 million net gain during the first quarter of 2017 was recognized on the four loss projects due to improvements in the estimated revenues and costs at completion during the period. The loss contracts are not expected to contribute any gross profit to the Renewable segment throughout 2017 unless there are revisions to our estimated revenues or costs at completion in future periods. Other renewable energy contracts that we expect to remain profitable reduced gross profit by $2.5 million during the first quarter of 2017 as a result of changes in our estimated costs at completion during the period.

See Note 5 in the condensed consolidated financial statements for additional information on the impact of the segment's renewable energy contracts on our results of operations in the quarter ended March 31, 2017.

Industrial

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change
Revenues	$92,217	$32,466	$59,751
Gross profit	$15,315	$7,756	$7,559
% of revenues	16.6%	23.9%

Three months ended March 31, 2017 vs. 2016

Revenues increased 184.0%, or $59.8 million, to $92.2 million in the quarter ended March 31, 2017, compared to $32.5 million in the corresponding quarter in 2016. The increase in revenues in the Industrial segment is attributable to the acquisition of SPIG on July 1, 2016 and Universal on January 11, 2017, which together added $70.4 million of revenue in the first quarter of 2017. The remainder of the segment's revenues in the first quarter of 2017 declined $10.6 million compared to the first quarter of 2016 due to lower sales of environmental solutions and aftermarket parts volumes this year.

Gross profit increased 97%, or $7.6 million, to $15.3 million in the quarter ended March 31, 2017, compared to $7.8 million in the corresponding quarter in 2016. The increase in gross profit in the Industrial segment was attributable to the acquisitions of SPIG and Universal, which together added $9.6 million of gross profit in the first quarter of 2017. The remainder of the segment's gross profit in the first quarter of 2017 declined $2.0 million compared to the first quarter of 2016 due to lower sales volumes in each of its product and service lines; however, the gross margin percentage was consistent.

An overview of the Universal business and the January 11, 2017 acquisition is further described in Note 4 to the condensed consolidated financial statements.

Bookings and backlog

Bookings and backlog are not measures recognized by generally accepted accounting principles. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results, and projects in our backlog may be canceled, modified or otherwise altered by customers. Additionally, because we operate globally, our backlog is also affected by changes in foreign currencies each period. We do not include orders of our unconsolidated joint ventures in backlog.

Bookings represent additions to our backlog. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended March 31,
(In millions)	2017	2016
Power	$176	$264
Renewable	36	104
Industrial	105	33
Bookings	$317	$401

(In approximate millions)	March 31, 2017	December 31, 2016	March 31, 2016
Power	$598	$615	$779
Renewable	1,171	1,241	1,479
Industrial	252	216	67
Backlog	$2,021	$2,072	$2,325

Of the backlog at March 31, 2017, we expect to recognize revenues as follows:

(In approximate millions)	2017	2018	Thereafter	Total
Power	$338	$134	$126	$598
Renewable	283	189	699	1,171
Industrial	135	42	75	252
Backlog	$756	$365	$900	$2,021

SG&A expenses

SG&A expenses (excluding intangible asset amortization expense and pension mark to market adjustments) increased by $8.2 million to $65.9 million in the first quarter of 2017, as compared to $57.7 million in the first quarter of 2016, primarily due to the $8.1 million increase in SG&A expenses associated with the SPIG and Universal business combinations, partially offset by a $1.2 million reduction in SG&A expenses resulting from our 2016 restructuring actions. Also, SG&A expenses in the first quarter of 2017 included $1.3 million of acquisition and integration expenses related to SPIG and Universal.

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $2.3 million and $2.8 million for the quarter ended March 31, 2017 and 2016, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

We have engaged in a series of restructuring activities, which were intended to help us maintain margins, make our costs more variable and allow our business to be more flexible. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. This new matrix organization and operating model required different competencies and, in some cases, changes in leadership. While primarily applicable to our Power segment, our restructuring actions also benefit the Renewable and Industrial segments to a lesser degree. As demonstrated in our segment gross margin percentages, notwithstanding the recent challenges in our Renewable segment, we have been successful in achieving the primary objective of maintaining gross margins. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of lower projected demand for power generation from coal in the United States. These restructuring actions were primarily in the Power segment. Additionally, we announced leadership changes on December 6, 2016, which included the departure of members of management in our Renewable segment. The costs associated with these restructuring activities were $1.4 million in the quarter ended March 31, 2017, and were primarily related to employee severance which totaled $1.0 million for the quarter ended March 31, 2017. We expect additional restructuring charges of up to $5 million, primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $1.2 million and $2.1 million during the quarters ended March 31, 2017 and 2016, respectively. We expect additional restructuring charges during 2017 of up to $1.7 million, primarily related to facility demolition and consolidation activities.

Spin-off transaction costs

In the quarters ended March 31, 2017 and 2016, we incurred $0.4 million and $1.9 million, respectively, of costs directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). The costs were primarily attributable to employee retention awards. Approximately $1.1 million of such costs remain, of which $0.8 million is expected to be recognized during the remainder of 2017 and $0.3 million in 2018.

Equity in income (loss) of investees

In the first quarter of 2017, our primary equity method investees included joint ventures in China and India, each of which manufactures boiler parts and equipment. Equity in income from our unconsolidated joint ventures decreased $2.1 million to $0.6 million in the first quarter of 2017 as compared to $2.7 million in the first quarter of 2016. The decrease is primarily attributable to the $1.8 million decrease in income from our joint venture in India, Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), resulting from a decrease in new build steam generation activities during the first quarter of 2017, and the December 22, 2016 sale of all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"). HMA contributed $0.4 million to our equity in income of investees in the first quarter of 2016.

At March 31, 2017, our total investment in equity method investees is $101.6 million, which included a $56.8 million investment in Babcock & Wilcox Beijing Company, Ltd. ("BWBC") and a $42.2 million investment in TBWES. Based in China, BWBC designs, manufactures and sells various power plant boilers and related aftermarket equipment. BWBC has been profitable historically, and we have determined that no other-than-temporary-impairment has occurred based on the value of its cash on hand, long-lived assets and expected future cash flows. TBWES has a manufacturing facility intended primarily for new build coal boiler projects in India. We have determined that no other-than-temporary-impairment has occurred based on the value of its long-lived assets and its expected future cash flows. Continuing future losses at TBWES or significant changes in the strategy at either joint venture could affect future assessments of our other-than-temporary-impairment conclusion.

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

Intangible asset amortization expense

We recorded $6.0 million and $1.5 million of intangible asset amortization expense during the first quarters of 2017 and 2016, respectively. We expect to intangible asset amortization expense to be $11.9 million for the remainder of 2017. The increase is primarily attributable to our last two business combinations, which increased our intangible assets by $74.7 million.

We acquired $55.2 million of intangible assets in the July 1, 2016 SPIG business combination. Amortization of the SPIG intangible assets resulted in $3.0 million of expense during the first quarter of 2017, and we expect the amortization expense associated with SPIG's intangible assets will be $5.8 million for the remainder of 2017.

We acquired $19.5 million of intangible assets in the January 11, 2017 Universal business combination. Amortization of the Universal intangible assets resulted in $1.5 million of expense during the first quarter of 2017, and we expect the amortization expense associated with Universal's intangible assets will be $1.6 million for the remainder of 2017.

Market to market adjustments

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million and an interim mark to market loss of $0.7 million. The $1.1 million charge during the first quarter of 2017 is not necessarily representative of future interim accounting adjustments as such events are not currently predicted and interim measurement of mark to market adjustments are subject to then current actuarial assumptions.

Provision for income taxes

	Three months ended March 31,
(In thousands)	2017	2016	$ Change
Income (loss) before income taxes	$(10,808)	$17,219	$(28,027)
Income tax expense (benefit)	$(3,967)	$6,626	$(10,593)
Effective tax rate	36.7%	38.5%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. In addition, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items.

Income (loss) before the provision for income taxes generated in the United States and foreign locations for the quarters ended March 31, 2017 and 2016 is presented in the table below.

	Three months ended March 31,
(In thousands)	2017	2016
United States	$(8,675)	$10,928
Other than United States	(2,133)	6,291
Income (loss) before income taxes	$(10,808)	$17,219

Our effective tax rate for the quarter ended March 31, 2017 was approximately 36.7% as compared to 38.5% for the quarter ended March 31, 2016. Our effective tax rate for the quarter ended March 31, 2017 was higher than our statutory rate primarily due to nondeductible expenses and foreign losses, which are subject to a valuation allowance, offset by the jurisdictional mix of our income and losses and favorable discrete items of approximately $0.8 million. The discrete items primarily consist of the income tax effects of vested and exercised share-based awards, offset by non-deducible transaction costs. Our effective tax rate for the quarter ended March 31, 2016 was higher than our statutory rate primarily due to adjustments to deferred taxes for certain non-deductible spin-off related costs, offset by the jurisdictional mix of our income and losses.

Liquidity and capital resources

Of our $46.3 million of unrestricted cash and cash equivalents at March 31, 2017, approximately $35.5 million is held by foreign entities. In general, our foreign cash balances are not available to fund our United States operations unless the funds are repatriated to the United States, which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the United States as our United States liquidity is sufficient to meet the cash requirements of our United States operations. We continue to explore growth strategies across our segments through acquisitions to expand and complement our existing businesses. We expect to fund these opportunities with cash on hand, external financing (including debt or equity) or some combination thereof.

We expect our operations to use cash over the full year of 2017, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash in 2017 is expected to be funded in part through borrowings from our United States revolving credit facility. Our United States credit facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity to be sufficient to meet our liquidity needs for at least twelve months from the date of this filing.

Our net cash used in operations was $74.8 million in the quarter ended March 31, 2017, compared to cash used in operations of $37.9 million in the quarter ended March 31, 2016. The change is partially attributable to the $17.6 million decrease in net income in the quarter ended March 31, 2017 compared to the same quarter in 2016. Also, a $19.9 million net increase in operating cash outflows associated with changes in contract related accounts payable and accrued liabilities in the quarter ended March 31, 2017 compared to the same quarter in 2016 and a $22.3 million net increase in cash outflows associated with changes in accounts receivable, contracts in progress and advanced billings in the quarter ended March 31, 2017 compared to the same quarter in 2016 resulted primarily from the timing of billings and stage of completion of large, ongoing contracts in our Renewable segment. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Our portfolio of Renewable energy contracts at both March 31, 2017 and December 31, 2016 included milestone payments from our customers in advance of incurring the contract expenses, and as a result we are in an advance bill position on most of these contracts at both dates. Because of the advanced bill positions, combined with the increase in expected costs to complete the Renewable loss contracts, we expect the use of cash by the Renewable segment in the first quarter of 2017 to continue during 2017 until these contracts are completed. There was also a net increase of $3.7 million in income tax payments disbursed in the quarter ended March 31, 2017 compared to the same quarter in 2016. These primary increases in net operating cash outflows were partially offset by a $12.5 million net decrease in cash outflows attributable to employee benefits due to a reduction in incentive compensation payments made to employees in the quarter ended March 31, 2017 compared to the same quarter in 2016.

Our net cash used in investing activities was $52.2 million in the quarter ended March 31, 2017 and $6.2 million in the quarter ended March 31, 2016. The net cash used in investing activities was primarily attributable to the $52.5 million acquisition of Universal on January 11, 2017, net of $4.4 million cash acquired in the business combination (see Note 4 to the condensed consolidated financial statements). Capital expenditures were $4.5 million and $4.0 million in the quarters ended March 31, 2017 and 2016, respectively.

Our net cash provided by financing activities was $76.0 million in the quarter ended March 31, 2017, compared to $35.2 million used in financing activities in the quarter ended March 31, 2016. The cash provided by financing activities in the quarter ended March 31, 2017 was a result of net borrowings from our United States revolving credit facility of $80.2 million to fund our working capital needs and the Universal acquisition, partially offset by $2.0 million of net repayments of our foreign revolving credit facilities. The net cash provided by financing activities in the quarter ended March 31, 2016 is primarily attributable to repurchases of our common stock.

United States credit facility

At March 31, 2017, usage under the Amended Credit Agreement consisted of $90.0 million in borrowings at an effective interest rate of 3.4%, $7.5 million of financial letters of credit and $91.1 million of performance letters of credit. At March 31, 2017, we had approximately $55.1 million available for borrowings or to meet letter of credit requirements primarily based on trailing-twelve-months EBITDA, as defined in the credit agreement governing our United States revolving credit facility. At March 31, 2017, our leverage ratio was 2.40 and our interest coverage ratio was 6.41. At March 31, 2017, we were in compliance with all of the covenants set forth in our United States revolving credit facility.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $16.1 million in aggregate and each have a one year term. At March 31, 2017, we had $12.6 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.1%.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of March 31, 2017 and December 31, 2016 was $296.7 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $520.3 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies" in our Annual Report. There have been no significant changes to our policies during the quarter ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On January 11, 2017, we acquired Universal, and it represented approximately 3% of our total consolidated assets and consolidated revenues as of and for the year ended December 31, 2016, respectively. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Universal. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 16 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1, 2017 - January 31, 2017	1,262	$—	—	$100,000
February 1, 2017 - February 28, 2017	—	$—	—	$100,000
March 31, 2017 - March 31, 2017	78,578	$—	—	$100,000
Total	79,840		—

(1)
The shares repurchased during January, February and March 2017 shown in the table above are those repurchased pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of May 9, 2017, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

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

Item 6. Exhibits

3.1
Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 15, 2017 (File No. 001-36876))

10.1
Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.27 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36876))

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

May 9, 2017		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)