Form 10-Q
period 2017-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2017-08-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at July 31, 2017 was 48,880,390.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues	$349,829	$383,208	$740,933	$787,324
Costs and expenses:
Cost of operations	405,651	357,156	733,855	681,116
Selling, general and administrative expenses	68,584	63,329	135,606	122,064
Restructuring activities and spin-off transaction costs	2,103	31,616	5,135	35,626
Research and development costs	2,901	3,070	5,163	5,912
Losses (gains) on asset disposals and impairments, net	4	6	4	(15)
Total costs and expenses	479,243	455,177	879,763	844,703
Equity in income (loss) and impairment of investees	(15,232)	(616)	(14,614)	2,060
Operating loss	(144,646)	(72,585)	(153,444)	(55,319)
Other income (expense):
Interest income	125	251	238	541
Interest expense	(6,349)	(391)	(8,099)	(790)
Other – net	1,982	292	1,609	354
Total other income (expense)	(4,242)	152	(6,252)	105
Loss before income tax expense	(148,888)	(72,433)	(159,696)	(55,214)
Income tax expense (benefit)	1,962	(9,033)	(2,005)	(2,407)
Net loss	(150,850)	(63,400)	(157,691)	(52,807)
Net income attributable to noncontrolling interest	(149)	(90)	(353)	(176)
Net loss attributable to shareholders	$(150,999)	$(63,490)	$(158,044)	$(52,983)

Basic loss per share	$(3.09)	$(1.25)	$(3.24)	$(1.04)

Diluted loss per share	$(3.09)	$(1.25)	$(3.24)	$(1.04)

Shares used in the computation of earnings per share:
Basic	48,854	50,603	48,797	51,115
Diluted	48,854	50,603	48,797	51,115
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(150,850)	$(63,400)	$(157,691)	$(52,807)
Other comprehensive income (loss):
Currency translation adjustments, net of taxes	6,757	(11,566)	12,174	(9,826)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	(3,657)	847	2,244	4,057
Income taxes	(1,453)	69	(139)	703
Unrealized gains (losses) on derivative financial instruments, net of taxes	(2,204)	778	2,383	3,354
Derivative financial instrument gains reclassified into net income	(1,550)	(693)	(6,448)	(1,997)
Income taxes	(892)	(42)	(1,947)	(343)
Reclassification adjustment for gains included in net income, net of taxes	(658)	(651)	(4,501)	(1,654)

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(97)	37	(141)	(24)
Income taxes	—	—	—	—
Unrealized gains (losses) on benefit obligations, net of taxes	(97)	37	(141)	(24)
Amortization of benefit plan costs (benefits)	(789)	95	(1,662)	(309)
Income taxes	11	37	20	(428)
Amortization of benefit plan costs (benefits), net of taxes	(800)	58	(1,682)	119

Investments:
Unrealized gains (losses) on investments	(3)	(7)	87	35
Income taxes	16	—	45	24
Unrealized gains (losses) on investments, net of taxes	(19)	(7)	42	11
Investment (gains) losses reclassified into net income	(1)	—	(44)	1
Income taxes	—	—	(16)	—
Reclassification adjustments for (gains) losses included in net income, net of taxes	(1)	—	(28)	1

Other comprehensive income (loss)	2,978	(11,351)	8,247	(8,019)
Total comprehensive loss	(147,872)	(74,751)	(149,444)	(60,826)
Comprehensive income (loss) attributable to noncontrolling interest	164	(113)	(26)	(152)
Comprehensive loss attributable to shareholders	$(147,708)	$(74,864)	$(149,470)	$(60,978)
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$67,867	$95,887
Restricted cash and cash equivalents	22,833	27,770
Accounts receivable – trade, net	290,830	282,347
Accounts receivable – other	77,942	73,756
Contracts in progress	202,419	166,010
Inventories	89,587	85,807
Other current assets	53,037	45,957
Total current assets	804,515	777,534
Net property, plant and equipment	144,409	133,637
Goodwill	288,057	267,395
Deferred income taxes	155,396	163,388
Investments in unconsolidated affiliates	84,576	98,682
Intangible assets	82,872	71,039
Other assets	26,981	17,468
Total assets	$1,586,806	$1,529,143

Foreign revolving credit facilities	$13,268	$14,241
Accounts payable	258,485	220,737
Accrued employee benefits	38,417	35,497
Advance billings on contracts	251,253	210,642
Accrued warranty expense	45,204	40,467
Other accrued liabilities	115,554	95,954
Total current liabilities	722,181	617,538
United States revolving credit facility	118,130	9,800
Pension and other accumulated postretirement benefit liabilities	288,523	301,259
Other noncurrent liabilities	40,371	39,595
Total liabilities	1,169,205	968,192
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued 48,872 and 48,688 shares at June 30, 2017 and December 31, 2016, respectively	547	544
Capital in excess of par value	814,451	806,589
Treasury stock at cost, 5,675 and 5,592 shares at June 30, 2017 and December 31, 2016, respectively	(104,691)	(103,818)
Retained deficit	(272,728)	(114,684)
Accumulated other comprehensive loss	(28,235)	(36,482)
Stockholders' equity attributable to shareholders	409,344	552,149
Noncontrolling interest	8,257	8,802
Total stockholders' equity	417,601	560,951
Total liabilities and stockholders' equity	$1,586,806	$1,529,143
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(157,691)	$(52,807)
Non-cash items included in net income (loss):
Depreciation and amortization of long-lived assets	21,465	12,441
Debt issuance costs amortization	764	—
Income of equity method investees	(3,579)	(2,060)
Other than temporary impairment of equity method investment in TBWES	18,193	—
Losses on asset disposals and impairments, net	114	14,481
Provision for (benefit from) deferred income taxes	(1,326)	(6,624)
Recognition of losses (gains) for pension and postretirement plans	(600)	29,986
Stock-based compensation, net of associated income taxes	6,522	10,655
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,343	49,476
Contracts in progress and advance billings on contracts	6,704	(21,684)
Inventories	3,381	(4,746)
Income taxes	(899)	(2,437)
Accounts payable	25,454	(36,784)
Accrued and other current liabilities	13,839	3,583
Pension liabilities, accrued postretirement benefits and employee benefits	(13,040)	(8,652)
Other, net	(7,331)	(657)
Net cash from operating activities	(81,687)	(15,829)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	929	3,014
Investment in equity method investees	—	(26,220)
Purchase of property, plant and equipment	(7,741)	(13,607)
Acquisition of business, net of cash acquired	(52,547)	—
Purchases of available-for-sale securities	(16,320)	(16,743)
Sales and maturities of available-for-sale securities	21,840	11,724
Other	(90)	(562)
Net cash from investing activities	(53,929)	(42,394)
Cash flows from financing activities:
Borrowings under our United States revolving credit facility	423,823	—
Repayments of our United States revolving credit facility	(315,493)	—
Borrowings under our foreign revolving credit facilities	240	1,065
Repayments of our foreign revolving credit facilities	(2,157)	—
Shares of our common stock returned to treasury stock	(873)	(52,307)
Other	(1,993)	(230)
Net cash from financing activities	103,547	(51,472)
Effects of exchange rate changes on cash	4,049	(4,495)
Net increase (decrease) in cash and equivalents	(28,020)	(114,190)
Cash and equivalents, beginning of period	95,887	365,192
Cash and equivalents, end of period	$67,867	$251,002
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss attributable to shareholders	$(150,999)	$(63,490)	$(158,044)	$(52,983)

Weighted average shares used to calculate basic earnings per share	48,854	50,603	48,797	51,115
Dilutive effect of stock options, restricted stock and performance shares (1)	—	—	—	—
Weighted average shares used to calculate diluted earnings per share	48,854	50,603	48,797	51,115

Basic loss per share:	$(3.09)	$(1.25)	$(3.24)	$(1.04)

Diluted loss per share:	$(3.09)	$(1.25)	$(3.24)	$(1.04)

(1) Because we incurred a net loss in the quarters and six months ended June 30, 2017 and 2016, basic and diluted shares are the same. If we had net income in the first six months of 2017 and 2016, diluted shares would include an additional 0.4 million and 0.7 million shares, respectively. We excluded 1.9 million shares related to stock options from the diluted share calculation at June 30, 2017 because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on custom-engineered cooling, environmental and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Power segment	$213,756	$261,841	$410,052	$550,544
Renewable segment	48,074	85,476	153,610	169,249
Industrial segment	90,229	38,005	182,446	70,471
Eliminations	(2,230)	(2,114)	(5,175)	(2,940)
	349,829	383,208	740,933	787,324
Gross profit:
Power segment	49,061	62,475	92,024	122,007
Renewable segment	(110,894)	(17,503)	(100,300)	(4,124)
Industrial segment	9,464	11,148	24,779	18,904
Intangible amortization expense included in cost of operations	(3,453)	(569)	(8,471)	(1,080)
Mark to market loss included in cost of operations	—	(29,499)	(954)	(29,499)
	(55,822)	26,052	7,078	106,208
Selling, general and administrative ("SG&A") expenses	(67,596)	(61,902)	(133,518)	(119,610)
Restructuring activities and spin-off transaction costs	(2,103)	(31,616)	(5,135)	(35,626)
Research and development costs	(2,901)	(3,070)	(5,163)	(5,912)
Intangible amortization expense included in SG&A	(988)	(1,026)	(1,982)	(2,053)
Mark to market loss included in SG&A	—	(401)	(106)	(401)
Equity in income of investees	2,961	(616)	3,579	2,060
Impairment of equity method investment	(18,193)	—	(18,193)	—
Gains (losses) on asset disposals, net	(4)	(6)	(4)	15
Operating loss	$(144,646)	$(72,585)	$(153,444)	$(55,319)

Beginning with the quarter ended September 30, 2017, the Industrial Steam product line currently included in our Power segment will be reclassified to the Industrial segment to align with management changes that became effective on July 1, 2017.

On June 30, 2017, we assessed our intangible assets for impairment, including goodwill, and we will perform our annual goodwill impairment test after the change in reportable segments is completed. See Note 13 for the results of our interim goodwill impairment test.

NOTE 4 – UNIVERSAL ACQUISITION

On January 11, 2017, we acquired Universal Acoustic & Emission Technologies, Inc. ("Universal") for approximately $52.5 million in cash, funded primarily by borrowings under our United States revolving credit facility, net of $4.4 million cash acquired in the business combination. Transaction costs included in the purchase price were approximately $0.2 million. We accounted for the Universal acquisition using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. In order to purchase Universal on January 11, 2017, we borrowed approximately $55.0 million under the United States revolving credit facility in 2017.

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. Universal employs approximately 460 people, mainly in the United States and Mexico. The acquisition of Universal is consistent with our goal to grow and diversify our technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. During 2017, we will integrate Universal with our Industrial segment. Universal contributed $12.6 million and $33.8 million of revenue to our operating results during the three and six months ended June 30, 2017, respectively. Universal contributed

$1.9 million and $6.8 million of gross profit (excluding intangible asset amortization expense of $0.6 million and $2.1 million) to our operating results in the three and six months ended June 30, 2017, respectively. We expect Universal to contribute over $80.0 million of revenue and be accretive to the Industrial segment's gross profit during 2017.

The allocation of the purchase price based on the estimated fair value of assets acquired and liabilities assumed is set forth below. We are in the process of finalizing the purchase price allocation associated with the valuation of certain intangible assets and deferred tax balances; as a result, the provisional measurements of intangible assets, goodwill and deferred income tax balances are subject to change. Purchase price adjustments are expected to be finalized by December 31, 2017.

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

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three and six months ended June 30, 2017 of $0.6 million and $2.1 million, respectively, which is included in cost of operations in our condensed consolidated statement of operations. Amortization of intangible assets is not allocated to segment results.

Approximately $0.4 million and $1.4 million of acquisition and integration related costs of Universal was recorded as a component of our operating expenses in the condensed consolidated statement of operations in the three and six months ended June 30, 2017.

The following unaudited pro forma financial information below represents our results of operations for the three and six months ended June 30, 2016 and 12 months ended December 31, 2016 had the Universal acquisition occurred on January 1, 2016. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2016. This information should not be taken as representative of our future consolidated results of operations.

	Three months ended	Six months ended	Twelve months ended
(in thousands)	June 30, 2016	June 30, 2016	December 31, 2016
Revenues	$404,120	$828,493	$1,660,986
Net income (loss) attributable to B&W	(62,963)	(52,361)	(113,940)
Basic earnings per common share	(1.24)	(1.02)	(2.27)
Diluted earnings per common share	(1.24)	(1.02)	(2.27)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•
A net increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $0.5 million, $1.9 million and $2.8 million in the three and six months ended June 30, 2016 and the 12 months ended December 31, 2016, respectively.

•
Elimination of the historical interest expense recognized by Universal of $0.1 million, $0.2 million and $0.4 million in the three and six months ended June 30, 2016 and the 12 months ended December 31, 2016, respectively.

•	Elimination of $0.5 million in transaction related costs recognized in the 12 months ended December 31, 2016.

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

In the three and six months ended June 30, 2017 and 2016, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Increases in estimates for percentage-of-completion contracts	$4,982	$12,019	$14,182	$26,193
Decreases in estimates for percentage-of-completion contracts	(121,217)	(38,839)	(124,588)	(44,812)
Net changes in estimates for percentage-of-completion contracts	$(116,235)	$(26,820)	$(110,406)	$(18,619)

As disclosed in our December 31, 2016 consolidated financial statements, we had four renewable energy projects in Europe that were loss contracts at December 31, 2016. During the three months ended June 30, 2017, two additional renewable energy projects in Europe became loss contracts. During the three and six months ended June 30, 2017, we recorded a total of $115.2 million and $112.2 million, respectively, in net losses resulting from changes in the estimated revenues and costs to complete these six European renewable energy loss contracts. These changes in estimates include an increase in our estimate of liquidated damages associated with these six projects of $16.7 million during the three months ended June 30, 2017, to a total of $49.6 million. The charges recorded in the second quarter of 2017 are due to revisions in the estimated revenues and costs at completion during the period, primarily as a result of scheduling delays and shortcomings in our subcontractors' estimated productivity. Also included in the charges recorded in the second quarter of 2017 were corrections to estimated contract costs at completion of $4.9 million and $6.2 million relating to the three months ended December 31, 2016 and March 31, 2017, respectively. Management has determined these amounts are immaterial to the consolidated financial statements in both previous periods. As of June 30, 2017, the status of these six loss contracts was as follows:

As we disclosed in our 2016 second and third quarter and annual financial statements, we incurred significant charges due to changes in the estimated cost to complete a contract related to one European renewable energy contract, which caused the project to become a loss contract. As of June 30, 2017, this project is approximately 94% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility will be completed during the second half of 2017. During the three months ended June 30, 2017, we recognized additional contract losses of $10.5 million on the project as a result of differences in actual and estimated costs during the second quarter of 2017 and schedule delays. Our estimate at completion as of June 30, 2017 includes $6.5 million of total expected liquidated damages. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $3.9 million. In the second quarter of 2016, we recognized a $31.7 million charge, and as of June 30, 2016, this project and had $6.4 million of accrued losses and was 73% complete.

The second project became a loss contract in the fourth quarter of 2016. As of June 30, 2017, this contract was approximately 69% complete, and we expect this project to be completed in early 2018. During the three and six months ended June 30, 2017, we recognized additional contract losses of $41.2 million and $37.4 million, respectively, on this project as a result of changes in construction cost estimates and schedule delays. Our estimate at completion as of June 30, 2017 includes $14.3 million of total expected liquidation damages. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $16.6 million.

The third project became a loss contract in the fourth quarter of 2016. As of June 30, 2017, this contract was approximately 95% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility will be completed during the second half of 2017. During the three and six months ended June 30, 2017, we recognized additional contract losses of $2.7 million and $5.5 million, respectively, as a result of changes in the estimated costs at completion. Our estimate at completion as of June 30, 2017 includes $7.3 million of total expected liquidated damages for schedule delays. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $1.5 million.

The fourth project became a loss contract in the fourth quarter of 2016. As of June 30, 2017, this contract was approximately 66% complete, and we expect this project to be completed in early 2018. During the three and six months ended June 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $23.8 million and $21.9 million, respectively. Our estimate at completion as of June 30, 2017 includes $6.4 million of total expected liquidated damages due to schedule delays. The changes in the status of this project were primarily attributable to changes in the estimated costs at completion, offset by a $4.8 million reduction in estimated liquidated damages we recognized during the three months ended March 31, 2017. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $8.8 million.

The fifth project became a loss contract in the second quarter of 2017. As of June 30, 2017, this contract was approximately 57% complete, and we expect this project to be completed in the first half of 2018. During the three months ended June 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $23.3 million in the three months ended June 30, 2017. Our estimate at completion as of June 30, 2017 includes $12.0 million of total expected liquidated damages due to schedule delays. The change in the status of this project was primarily attributable to changes in the estimated costs at completion and schedule delays. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $9.4 million.

The sixth project became a loss contract in the second quarter of 2017. As of June 30, 2017, this contract was approximately 59% complete, and we expect this project to be completed in the first half of 2018. During the three months ended June 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $18.5 million in the three months ended June 30, 2017. Our estimate at completion as of June 30, 2017 includes $3.2 million of total expected liquidated damages due to schedule delays. The change in the status of this project was primarily attributable to changes in the estimated costs at completion and schedule delays. As of June 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $4.0 million.

We continue to expect the other renewable energy projects that are not loss contracts to remain profitable at completion.

During the third quarter of 2016, we determined it was probable that we would receive a $15.0 million insurance recovery for a portion of the losses on the first European renewable energy project discussed above. There was no change in the accrued probable insurance recovery at June 30, 2017. The insurance recovery represents the full amount available under the insurance policy, and is recorded in accounts receivable - other in our condensed consolidated balance sheet at June 30, 2017.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period (1)	$697	$160	$2,254	$740
Restructuring expense	1,887	15,877	3,857	18,024
Payments	(1,617)	(4,053)	(5,144)	(6,780)
Balance at June 30	$967	$11,984	$967	$11,984

(1) For the three month periods ended June 30, 2017 and 2016, the balance at the beginning of the period is as of March 31, 2017 and 2016, respectively. For the six month periods ended June 30, 2017 and 2016, the balance at the beginning of the period is as of December 31, 2016 and 2015, respectively.

Accrued restructuring liabilities at June 30, 2017 and 2016 relate primarily to employee termination benefits.

Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three and six months ended June 30, 2017, we recognized $(0.2) million and $0.4 million, respectively, in non-cash restructuring expense related to losses (gains) on the disposals of long-lived assets. In the three and six months ended June 30, 2016, we recognized non-cash charges of $14.6 million related to impairments of long-lived assets.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the three and six months ended June 30, 2017, we recognized spin-off costs of $0.5 million and $0.9 million, respectively. In the three and six months ended June 30, 2016, we recognized spin-off costs of $1.1 million and $3.0 million, respectively. In the three months ended June 30, 2017, we disbursed $1.9 million of the accrued retention awards.

NOTE 7 – PROVISION FOR INCOME TAXES

We had tax expense in the three months ended June 30, 2017 which resulted in a 1.3% effective tax rate as compared to a tax benefit in the three months ended June 30, 2016 which resulted in a 12.5% effective tax rate. Our effective tax rate for the three months ended June 30, 2017 was lower than our statutory rate primarily due to foreign losses in our Renewable segment that are subject to a valuation allowance, nondeductible expenses and unfavorable discrete items of $3.2 million. The discrete items include withholding tax on a forecasted distribution outside the US, partly offset by favorable adjustments to prior year foreign tax returns and the effect of vested and exercised share-based compensation awards. The tax benefit associated with the $18.2 million impairment of our equity method investment in India was offset by a valuation allowance.

Our effective tax rate for the three months ended June 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to changes in the jurisdictional mix of our forecasted full year income and losses, which were significantly affected by the 2016 second quarter mark to market adjustments, and the charge from a renewable energy contact in Europe.

Our effective rate for the six months ended June 30, 2017 was approximately 1.3% as compared to 4.4% for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was lower than our statutory rate primarily due to the reasons noted above and nondeductible transaction costs, which were offset by the effect of vested and exercised share-based compensation awards, both of which were discrete items in the first quarter of 2017.

Our effective tax rate for the six months ended June 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances associated with deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to the jurisdictional mix of our forecasted full year income and losses, as described above.

During the six months ended June 30, 2017, we prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Adopting the new accounting standard resulted in a net $0.2 million and $1.5 million income tax benefit in the three and six months ended June 30, 2017, respectively, associated with the income tax effects of vested and exercised share-based compensation awards.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters in 2017 and 2016 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)
Other comprehensive income (loss) before reclassifications	6,757	(19)	(2,204)	(97)	4,437
Amounts reclassified from AOCI to net income (loss)	—	(1)	(658)	(800)	(1,459)
Net current-period other comprehensive income (loss)	6,757	(20)	(2,862)	(897)	2,978
Balance at June 30, 2017	$(31,813)	$(23)	$(1,316)	$4,917	$(28,235)

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income (loss)	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	$(17,753)	$(25)	$3,359	$(1,102)	$(15,521)
Other comprehensive income (loss) before reclassifications	(11,566)	(7)	778	37	(10,758)
Amounts reclassified from AOCI to net income (loss)	—	—	(651)	58	(593)
Net current-period other comprehensive income (loss)	(11,566)	(7)	127	95	(11,351)
Balance at June 30, 2016	$(29,319)	$(32)	$3,486	$(1,007)	$(26,872)

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Derivative financial instruments	Revenues	$714	$1,261	$6,002	$2,584
	Cost of operations	(49)	10	(46)	33
	Other-net	885	(578)	492	(620)
	Total before tax	1,550	693	6,448	1,997
	Provision for income taxes	892	42	1,947	343
	Net income	$658	$651	$4,501	$1,654

Amortization of prior service cost on benefit obligations	Cost of operations	$789	$(95)	$1,662	$309
	Provision for income taxes	(11)	(37)	(20)	428
	Net income (loss)	$800	$(58)	$1,682	$(119)

Realized gain on investments	Other-net	$1	$—	$44	$(1)
	Provision for income taxes	—	—	16	—
	Net income (loss)	$1	$—	$28	$(1)

NOTE 9 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Held by foreign entities	$64,354	$94,415
Held by United States entities	3,513	1,472
Cash and cash equivalents	$67,867	$95,887

Reinsurance reserve requirements	$18,405	$21,189
Restricted foreign accounts	4,428	6,581
Restricted cash and cash equivalents	$22,833	$27,770

Our United States revolving credit facility described in Note 17 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials and supplies	$66,776	$61,630
Work in progress	6,764	6,803
Finished goods	16,047	17,374
Total inventories	$89,587	$85,807

NOTE 11 – EQUITY METHOD INVESTMENTS

Joint ventures in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. We assess our investments in unconsolidated affiliates for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other than temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. If an other-than-temporary-impairment were to occur, we would measure our investment in the unconsolidated affiliate at fair value.

Our primary equity method investees include joint ventures in China and India, each of which manufactures boiler parts and equipment. At June 30, 2017 and December 31, 2016, our total investment in these joint ventures was $84.6 million and $98.7 million, respectively. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") joint venture due to the decline in forecasted market opportunities in India, which reduced the expected recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized a $18.2 million other-than-temporary-impairment of our investment in TBWES during the three months ended June 30, 2017. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets.

NOTE 12 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Definite-lived intangible assets
Customer relationships	$59,392	$47,892
Unpatented technology	19,489	18,461
Patented technology	6,576	2,499
Tradename	22,492	18,774
Backlog	30,041	28,170
All other	7,521	7,429
Gross value of definite-lived intangible assets	145,511	123,225
Customer relationships amortization	(20,432)	(17,519)
Unpatented technology amortization	(3,898)	(2,864)
Patented technology amortization	(1,871)	(1,532)
Tradename amortization	(4,447)	(3,826)
Acquired backlog amortization	(26,677)	(21,776)
All other amortization	(6,619)	(5,974)
Accumulated amortization	(63,944)	(53,491)
Net definite-lived intangible assets	$81,567	$69,734

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Six months ended June 30,
(in thousands)	2017	2016
Balance at beginning of period	$71,039	$37,844
Business acquisitions	19,500	—
Amortization expense	(10,453)	(3,133)
Currency translation adjustments and other	2,786	319
Balance at end of the period	$82,872	$35,030

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three and six months ended June 30, 2017 of $0.6 million and $2.1 million, respectively, which is included in cost of operations in our condensed consolidated statement of operations. The amortization of Universal's intangible assets was highest during the first quarter of 2017 and is expected to decline each subsequent quarter during the year primarily due to the amortization of the backlog intangible asset. Amortization of intangible assets is not allocated to segment results.

Estimated future intangible asset amortization expense, including the increase in amortization expense resulting from the January 11, 2017 acquisition of Universal, is as follows (in thousands):

Period ending	Amortization expense
Three months ending September 30, 2017	$3,739
Three months ending December 31, 2017	$3,598
Twelve months ending December 31, 2018	$12,415
Twelve months ending December 31, 2019	$10,218
Twelve months ending December 31, 2020	$8,949
Twelve months ending December 31, 2021	$8,630
Twelve months ending December 31, 2022	$7,081
Thereafter	$26,937

NOTE 13 – GOODWILL

The following summarizes the changes in the carrying amount of goodwill:

(in thousands)	Power	Renewable	Industrial	Total
Balance at December 31, 2016	$46,220	$48,435	$172,740	$267,395
Increase resulting from Universal acquisition	—	—	14,413	14,413
Currency translation adjustments	783	1,016	4,450	6,249
Balance at June 30, 2017	$47,003	$49,451	$191,603	$288,057

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date). The Renewable segment's second quarter results and management changes in our Industrial segment caused us to also evaluate whether goodwill was impaired at June 30, 2017 (the "interim assessment" date).

Our interim assessment for each of our six reporting units indicated that it was not more likely than not that any of our reporting unit's goodwill was impaired. The following summarizes our reporting units' goodwill balances at June 30, 2017 and the headroom from our interim Step 1 goodwill impairment test, which is the estimated fair value less the carrying value:

(in millions)	Power	Construction	Renewable	MEGTEC	SPIG	Universal
Reporting unit headroom	102%	214%	68%	3%	<1%	11%
Goodwill balance	$38.1	$8.9	$49.5	$104.3	$72.9	$14.4

Estimating the fair value of a reporting unit requires significant judgment. The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a 50% weighting of an income approach using a discounted cash flow analysis based on forward-looking projections of future operating results, a 30% to 40% weighting of a market approach using multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of guideline companies and a 10% to 20% weighting of a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

As a result of the incurred and accrued contract losses in the Renewable reporting unit, it has a negative carrying value at both the annual and interim assessment dates. The Step 1 goodwill impairment test indicated there was no impairment of the Renewable reporting unit's goodwill, and its fair value exceeded its carrying value by 68% at June 30, 2017. The reporting unit's estimated fair value is most sensitive to changes in the future forecasted results of operations and the discount rate. The rate we used to discount future projected cash flows at the interim assessment date in 2017 was 15%. Reasonable changes in assumptions did not indicate impairment.

For our MEGTEC reporting unit, which is included in our Industrial segment, the Step 1 goodwill impairment test indicated there was no impairment, and the fair value exceeded the carrying value by 3% at June 30, 2017 compared to 22% at October 1, 2016. Under both the income and market valuation approaches, the fair value estimates decreased due to lower projected net sales and EBITDA. Similar to many industrial businesses, the reduction in MEGTEC reporting unit revenues has been the result of a decline in new equipment demand, primarily in the Americas. However, management believes the industrials market is starting to show signs of stabilizing as evidenced by the 42% increase in revenues and 31% increase in gross profit during the second quarter of 2017. The estimate of fair value of the MEGTEC reporting unit is sensitive to changes in assumptions, particularly assumed discount rates and projections of future operating results under the income approach. At June 30, 2017, the discount rate used in the income approach was 11%. Absent any other changes, an increase in the discount rate could result in future impairment of goodwill. Decreases in future projected operating results could also result in future impairment of goodwill.

For our SPIG reporting unit, which is included in our Industrial segment, the Step 1 goodwill impairment test indicated there was no impairment, and the fair value exceeded the carrying value by less than 1% at June 30, 2017 compared to 5% at October 1, 2016. The small amount of headroom is expected based on the fact that the business was acquired on July 1, 2016. Under both the income and market valuation approaches, the independently obtained fair value estimates decreased due to a short-term decrease in profitability attributable to specific contracts. New management coupled with changes in SPIG's contracting process results in the reporting unit's forecasted profitability increasing in future periods. Since October 1, 2016, the reporting unit also has an increased pipeline of opportunities to sell its products and services. The estimate of fair value of the SPIG reporting unit is sensitive to changes in assumptions, particularly assumed discount rates and projections of future operating results under the income approach. At June 30, 2017, the discount rate used in the income approach was 12.5%. Absent any other changes, an increase in the discount rate could result in future impairment of goodwill. Decreases in future projected operating results could also result in future impairment of goodwill.

NOTE 14 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	June 30, 2017	December 31, 2016
Land	$8,716	$6,348
Buildings	120,574	114,322
Machinery and equipment	203,228	189,489
Property under construction	13,447	22,378
	345,965	332,537
Less accumulated depreciation	201,556	198,900
Net property, plant and equipment	$144,409	$133,637

NOTE 15 – WARRANTY EXPENSE

Changes in the carrying amount of our accrued warranty expense are as follows:

	Six months ended June 30,
(in thousands)	2017	2016
Balance at beginning of period	$40,467	$39,847
Additions	13,050	9,788
Expirations and other changes	(3,243)	(1,219)
Increases attributable to business combinations	1,060	—
Payments	(7,437)	(5,707)
Translation and other	1,307	36
Balance at end of period	$45,204	$42,745

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension benefits				Other benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$256	$205	$530	$589	$4	$6	$8	$12
Interest cost	10,279	10,228	20,536	20,804	140	212	361	423
Expected return on plan assets	(14,854)	(15,255)	(29,710)	(30,182)	—	—	—	—
Amortization of prior service cost	26	111	51	253	(816)	—	(1,716)	—
Recognized net actuarial loss	—	29,900	1,062	29,900	—	—	—	—
Net periodic benefit cost (benefit)	$(4,293)	$25,189	$(7,531)	$21,364	$(672)	$218	$(1,347)	$435

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the $1.1 million "Recognized net actuarial loss" in the table above. There were no plan settlements or interim mark to market adjustments during the second quarter of 2017.

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

We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 3 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating losses. The recognized net actuarial loss during the three and six months ended June 30, 2017 and 2016 was recorded in our condensed consolidated statements of operations in the following line items:

	Pension benefits
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of operations	$—	$29,499	$954	$29,499
Selling, general and administrative expenses	—	401	106	401
Other	—	—	2	—
Total	$—	$29,900	$1,062	$29,900

We made contributions to our pension and other postretirement benefit plans totaling $5.0 million and $6.4 million during the three and six months ended June 30, 2017, respectively, as compared to $1.3 million and $2.6 million during the three and six months ended June 30, 2016, respectively.

See Note 23 for the future expected effect of FASB ASU 2017-07 on the presentation of benefit and expense related to our pension and post retirement plans.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	June 30, 2017	December 31, 2016
United States	$118,130	$9,800
Foreign	13,268	14,241
Total revolving debt	$131,398	$24,041

United States revolving credit facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600.0 million. The proceeds from loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit.

On February 24, 2017 and August 9, 2017, we entered into amendments to the Credit Agreement (the “Amendments” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (1) permit us to incur the debt under the second lien term loan facility (discussed further in Note 18), (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 amendment, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $500.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP (discussed further in Note 18)), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ending September 30, 2017, limit to no more than $25.0 million any net income losses attributable to certain Vølund projects, and (17) increase reporting obligations and require us to hire a third-party consultant. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ending December 31, 2018.

Other than during the covenant relief period, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (1) $200.0 million plus (2) an unlimited amount, so long as for any commitment increase under this subclause (2) our senior leverage ratio (assuming the full amount of any commitment increase under this subclause (2) is drawn) is equal to or less than 2.00:1.0 after giving pro forma effect thereto. During the covenant relief period, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity.

We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances. During the covenant relief period, such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

After giving effect to Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum or (2) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus 4.0% per annum. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding.  Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	6.00:1.0 for the quarter ending September 30, 2017,

•	8.50:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	6.25:1.0 for the quarter ending June 30, 2018,

•	4.00:1.0 for the quarter ending September 30, 2018,

•	3.75:1.0 for the quarter ending December 31, 2018,

•	3.25:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	3.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

The minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.50:1.0 for the quarter ending September 30, 2017,

•	1.00:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	1.25:1.0 for the quarter ending June 30, 2018,

•	1.50:1.0 for each of the quarters ending September 30, 2018 and December 31, 2018,

•	1.75:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	2.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At June 30, 2017, usage under the Amended Credit Agreement consisted of $118.1 million in borrowings at an effective interest rate of 3.81%, $7.7 million of financial letters of credit and $93.7 million of performance letters of credit. After giving effect to the August 9, 2017 amendment, at June 30, 2017, we had $92.1 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA, and our leverage (as defined in the Amended Credit Agreement) ratio was 2.16 and our interest coverage ratio was 5.41. At June 30, 2017, we were in compliance with all of the covenants set forth in the Amended Credit Agreement.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $14.5 million in aggregate and each have a one year term. At June 30, 2017, we had $13.3 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.1%.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of June 30, 2017 and December 31, 2016 was $273.3 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $465.3 million.

NOTE 18 – SECOND LIEN TERM LOAN FACILITY

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of American Industrial Partners ("AIP"), governing a second lien term loan facility. The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which may be drawn in a single draw prior to June 30, 2020, subject to certain conditions. Borrowings under the second lien term loan, other than the delayed draw term loan, bear interest at 10% per annum, and borrowings under the delayed draw term loan bear interest at 12% per annum, in each case payable quarterly. Undrawn amounts under the delayed draw term loan accrue a commitment fee at a rate of 0.50% per annum. The second lien term loan has a scheduled maturity of December 30, 2020. Any delayed draw borrowings would also have a scheduled maturity of December 30, 2020. In connection with our entry into the second lien term loan facility, we used a portion of the proceeds from the second lien term loan to repurchase approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the second lien term loan facility.

Borrowings under the Second Lien Credit Agreement are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by second-priority liens on certain assets owned by us and the guarantors. The Second Lien Credit Agreement requires interest payments on loans on a periodic basis until maturity. Voluntary prepayments made during the first year after closing are subject to a make-whole premium, voluntary prepayments made during the second year after closing are subject to a a 3.0% premium and voluntary prepayments made during the third year after closing are subject to a 2.0% premium. The Second Lien Credit Agreement requires us to make certain prepayments on any outstanding loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, and subject to certain restrictions contained in an intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to appropriate cushions. The Second Lien Credit Agreement is generally less restrictive than the Amended Credit Agreement.

NOTE 19 – CONTINGENCIES

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

A jury trial took place in mid-November 2016. Some of ARPA’s claims were dismissed by the judge during the trial. The jury’s verdict on the remaining claims was rendered on November 21, 2016. The jury found in favor of B&W with respect to ARPA’s claims of fraudulent concealment and negligent misrepresentation and on one of ARPA’s claims of breach of contract. The jury found in favor of ARPA on the three remaining claims for breach of contract and awarded damages totaling $4.2 million, which exceeded the previous $2.3 million accrual we established in 2012 by $1.9 million. We increased our accrual by $1.9 million in the fourth quarter of 2016. At June 30, 2017 and December 31, 2016, $4.2 million was included in other accrued liabilities in our consolidated balance sheet, and we have posted a bond pending resolution of post-trial matters.

ARPA also requested that pre-judgment interest of $4.1 million plus post-judgment interest at a rate of 0.77% compounded annually be added to the judgment, together with certain litigation costs. The court granted ARPA $3.7 million of pre-judgment interest on July 21, 2017. We recorded the $3.7 million pre-judgment interest payable in our June 30, 2017 condensed consolidated financial statements in other accrued liabilities and interest expense. B&W intends to evaluate its options for appeal.

Stockholder litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The complaints received to date purport to be brought on behalf of a class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. As amended, the complaint now purports to cover investors who purchased shares between June 17, 2015 and February 28, 2017.

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

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2017 and 2016, we had deferred approximately $(1.3) million and $3.5 million, respectively, of net gains (losses) on these derivative financial instruments in accumulated other comprehensive income ("AOCI").

At June 30, 2017, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $223.3 million at June 30, 2017 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our United States revolving credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our United States revolving credit facility.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	June 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$2,992	$3,805
Other assets	69	665
Accounts payable	5,214	1,012
Other liabilities	60	213

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$28	$105
Other assets	7	—
Accounts payable	71	403
Other liabilities	—	7

The effects of derivatives on our financial statements are outlined below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$(3,657)	$847	$2,244	4,057
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	714	1,261	6,002	2,584
Cost of operations	(49)	10	(46)	33
Other-net	885	(578)	492	(620)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(113)	1,219	(3,519)	1.801

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(36)	$(303)	$(345)	$(413)

NOTE 21 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and

"Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	June 30, 2017	Level 1	Level 2	Level 3
Commercial paper	$7,968	$—	$7,968	$—
Certificates of deposit	—	—	—	—
Mutual funds	1,228	—	1,228	—
Corporate bonds	—	—	—	—
U.S. Government and agency securities	7,343	7,343	—	—
Total fair value of available-for-sale securities	$16,539	$7,343	$9,196	$—

(in thousands)
Available-for-sale securities	December 31, 2016	Level 1	Level 2	Level 3
Commercial paper	$6,734	$—	$6,734	$—
Certificates of deposit	2,251	—	2,251	—
Mutual funds	1,152	—	1,152	—
Corporate bonds	750	750	—	—
U.S. Government and agency securities	7,104	7,104	—	—
Total fair value of available-for-sale securities	$17,991	$7,854	$10,137	$—

Derivatives	June 30, 2017	December 31, 2016
Forward contracts to purchase/sell foreign currencies	$(2,248)	$2,940

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2017 and December 31, 2016.

Non-recurring fair value measurements

The other-than-temporary impairment of our equity method investment in TBWES required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). We determined the impairment charge by first determining an estimate of the price that could be received to sell the assets and transfer the liabilities held by TBWES in an orderly transaction between market participants at June 30, 2017. The fair value of TBWES's net assets was determined through a combination of the cost approach, a market approach and an income approach.

The purchase price allocation associated with the January 11, 2017 acquisition of Universal required significant fair value measurements using unobservable inputs. The fair value of the acquired intangible assets was determined using the income approach (see Note 4).

The measurement of the net actuarial loss associated with our Canadian pension plan was determined using unobservable inputs (see Note 16). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

NOTE 22 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six-months ended June 30, 2017 and 2016, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2017	2016
Accrued capital expenditures in accounts payable	$703	$3,920

NOTE 23 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our consolidated financial statements in the future are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses; determining if an entity is the principal or agent in a revenue arrangement; and technical corrections and improvements on topics including: contract costs, loss provisions on construction and production contracts and disclosures for remaining and prior-period performance obligations. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We have developed a cross-functional team of B&W professionals from across each of our reportable segments and an implementation plan to adopt the new accounting standard. To date, we have analyzed our primary revenue streams and performed a detailed review of a sample of key contracts representative of our products and services in order to assess potential changes in our processes, systems, internal controls and the timing and method of revenue recognition and related disclosures. Based on our preliminary assessment, we do not expect the timing of revenue recognition to change significantly upon adoption of the new accounting standard; however, we are still assessing the impact to process, systems, internal controls and disclosures. We plan to adopt the new accounting standard on January 1, 2018 under the modified retrospective method. The FASB has issued, and may issue in the future, interpretative guidance, which may cause our evaluation to change. Our evaluation will include the existing, uncompleted contracts at that time the new accounting standard is adopted, and as a result, we will not be able to make a final determination about the impact of adopting the new accounting standard until the first quarter of 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in an effort to make the guidance more consistent. The guidance provides a test for determining when a group of assets and business activities is not a business, specifically, when substantially all of the fair value of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of assets, and if inputs and substantive processes that significantly contribute to the ability to create outputs is not present. The new accounting standard is effective for us beginning in 2018. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

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

New accounting standards that were adopted during the six months ended June 30, 2017 are summarized as follows:

In the six months ended June 30, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This new accounting standard has affected how we account for share-based payments, with the most significant impact being the impact of income taxes associated with share-based compensation. Subsequent to adoption, the income tax effects related to share-based payments will be recorded as a component of income tax expense (or benefit) as they occur, rather than being classified as a component of additional paid-in capital. In addition, the effect of excess tax benefits will now be presented in the cash flow statement as an operating activity. We prospectively adopted the new accounting standard. See Note 7 for the effect on the statement of operations for the three and six months ended June 30, 2017.

In the six months ended June 30, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new accounting standard requires that first-in, first-out inventory be measured at the lower of cost or net realizable value. Under GAAP prior to the adoption of this new accounting standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value minus a normal profit margin. Although this new accounting standard raises the threshold on when charges against inventory can occur, we do not expect a significant impact because we have not had significant inventory charges in the past. We prospectively adopted the new accounting standard and it had no impact on our condensed consolidated financial statements for the three or six months ended June 30, 2017.

NOTE 24 – SUBSEQUENT EVENT

On August 7, 2017, our Board of Directors approved a Key Executive Retention Program (the “KERP”) as a means to maintain continuity of management as the Company works through its operational challenges. Key members of our management team (other than our CEO) participate in the KERP, and participants received awards payable in both cash and shares of the Company’s common stock. The KERP had no impact on our consolidated financial statements as of June 30, 2017.

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
Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a project, we recognize a charge against current earnings. Changes in the estimated results of our percentage of completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

In the second quarter of 2017, we incurred $151.0 million of net losses, primarily resulting from a total of $115.2 million in losses in our Renewable segment from changes in the estimated revenues and costs to complete six renewable energy contracts in Europe, and a non-cash $18.2 million other-than-temporary-impairment charge related to our Power segment's investment in a joint venture in India. The 2017 second quarter charges in our Renewable segment were primarily a result of scheduling delays and shortcomings in our subcontractors' estimated productivity. During the second quarter of 2016, we recorded a $31.7 million loss from a change in the estimated revenues and costs to complete one renewable energy contract in Europe, which was primarily a result of a change in the estimated cost to complete due to a design deficiency that required re-engineering, on-site rework and delivery delays. In the past few quarters, we have made substantial management and process changes in our Renewable segment in response to the loss contracts, including changes in top management. Although we believe that the provisions we made for our six loss contracts at June 30, 2017 are adequate, given that among other things percentage-of-completion accounting is based on estimates of future activities, revenues and costs, there can be no assurance that future losses will not be required to be recognized with respect to any of our renewable energy projects. Going forward, our Renewable segment will focus primarily on its core technologies, with the balance of plant and civil construction scope being executed by a partner. We believe the new execution model lowers our execution risk and positions us for better profitability in the Renewable segment, and is more consistent with our company-wide strategy of being an industrial equipment technology and solutions provider.

Our Power segment had strong second quarter 2017 results; however, market trends make for difficult year-over-year comparisons. Early in 2016, we anticipated a future decline in the coal power generation markets and proactively responded by restructuring our Power segment to help us hold gross margins. Our 2016 restructuring was effective, and the Power segment's gross margin percentage has not significantly changed despite the 18% decline in Power segment revenues in the second quarter of 2017 compared to the same quarter in 2016. The Power segment also benefited from effective contract execution.

The Industrial segment revenues in the second quarter and first six months of 2017 increased significantly due to the acquisitions of SPIG S.p.A. ("SPIG") and Universal Acoustic & Emissions Technology, Inc. ("Universal") on July 1, 2016 and January 11, 2017, respectively. Together, the acquisitions contributed $59.2 million and $129.6 million of revenue in the second quarter and first six months of 2017, respectively. The acquisitions also benefited the Industrial segment's gross profit, which helped offset the impact of lower industrial market activity over the past year in the United States. We remain optimistic of cross-selling opportunities generated by including these new businesses.

Excluding net borrowings on our United States revolving credit facility, we used $6.5 million and $136.4 million of cash in the second quarter and first six months of 2017, respectively. Net borrowings from our United States revolving credit facility were $28.1 million and $108.3 million in the second quarter and first six months of 2017, respectively. Our use of cash was primarily to fund progress on our Renewable segment contracts and acquire Universal. We expect our operations to use cash over the full year of 2017, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash in the remainder of 2017 and first half of 2018 is expected to be funded in part through borrowings from our United States revolving credit facility and second lien term loan.

Year-over-year comparisons of our results were also affected by:

•
$4.5 million and $1.6 million of intangible amortization expense in the second quarters of 2017 and 2016, respectively, and $10.5 million and $3.1 million of expense in the first six months of 2017 and 2016, respectively. We expect intangible amortization expense of $7.3 million in the second half of 2017. We expect $17.8 million of amortization expense in the full year 2017 compared to $19.9 million of amortization in the full year 2016.

•
$1.6 million and $4.3 million of restructuring expense was recognized in the second quarter and first six months of 2017, respectively, compared to $30.5 million and $32.6 million of restructuring expense in the second quarter and first six months of 2016, respectively, which related to restructuring activities announced in prior years. The actions restructured our business that serves the power generation market in advance of lower demand projected for power generation from coal in the United States.

•
$0.5 million and $0.9 million and of expense directly related to the spin-off from our former Parent was recognized in the second quarter and first six months of 2017, respectively, compared to $1.1 million and $3.0 million in the second quarter and first six months of 2016, respectively. The costs were primarily attributable to employee retention awards.

•
$3.7 million of interest payable was awarded by the court based on the outcome of our appeal of the November 21, 2016 Arkansas River Power Authority ("ARPA") trial verdict, which was recorded as an increase in interest expense during the second quarter of 2017.

•
$0.9 million and $1.9 million of selling, general and administrative ("SG&A") expenses in the second quarters of 2017 and 2016 associated with acquisition and integration costs related to SPIG and Universal, respectively, and $2.9 million and $1.9 million of acquisition and integration costs in the first six months of 2017 and 2016, respectively.

•
$29.9 million actuarially determined mark to market pension loss in the second quarter of 2016 triggered by the closure of our West Point, Mississippi manufacturing facility in May 2017 that resulted in a curtailment in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 that resulted in a plan settlement. $1.1 million of actuarially determined mark to market were recognized in the first six months of 2017, which relate to lump sum settlement payments from our Canadian pension plan in the first quarter of 2017.

Our second quarter and year to date segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 VS. 2016

Selected financial highlights are presented in the table below:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues:
Power segment	$213,756	$261,841	$(48,085)	$410,052	$550,544	$(140,492)
Renewable segment	48,074	85,476	(37,402)	153,610	169,249	(15,639)
Industrial segment	90,229	38,005	52,224	182,446	70,471	111,975
Eliminations	(2,230)	(2,114)	(116)	(5,175)	(2,940)	(2,235)
	349,829	383,208	(33,379)	740,933	787,324	(46,391)
Gross profit (loss):
Power segment	49,061	62,475	(13,414)	92,024	122,007	(29,983)
Renewable segment	(110,894)	(17,503)	(93,391)	(100,300)	(4,124)	(96,176)
Industrial segment	9,464	11,148	(1,684)	24,779	18,904	5,875
Intangible amortization expense included in cost of operations	(3,453)	(569)	(2,884)	(8,471)	(1,080)	(7,391)
Mark to market adjustments included in cost of operations	—	(29,499)	29,499	(954)	(29,499)	28,545
	(55,822)	26,052	(81,874)	7,078	106,208	(99,130)
SG&A expenses	(67,596)	(61,902)	(5,694)	(133,518)	(119,610)	(13,908)
Restructuring activities and spin-off transaction costs	(2,103)	(31,616)	29,513	(5,135)	(35,626)	30,491
Research and development costs	(2,901)	(3,070)	169	(5,163)	(5,912)	749
Intangible amortization expense included in SG&A	(988)	(1,026)	38	(1,982)	(2,053)	71
Mark to market adjustment included in SG&A	—	(401)	401	(106)	(401)	295
Equity in income (loss) of investees	2,961	(616)	3,577	3,579	2,060	1,519
Impairment of equity method investment	(18,193)	—	(18,193)	(18,193)	—	(18,193)
Gains (losses) on asset disposals, net	(4)	(6)	2	(4)	15	(19)
Operating income (loss)	$(144,646)	$(72,585)	$(72,061)	$(153,444)	$(55,319)	$(98,125)

Beginning with the quarter ended September 30, 2017, the Industrial Steam product line currently included in our Power segment will be reclassified to the Industrial segment to align with management changes that became effective on July 1, 2017.

Condensed and consolidated results of operations

Three months ended June 30, 2017 vs. 2016

Revenues decreased by $33.4 million to $349.8 million in the second quarter of 2017 as compared to $383.2 million in the second quarter of 2016 due primarily to anticipated decreases in construction activities associated with new build and retrofit projects in the Power segment and a decrease in the revenue recognized in the Renewable segment resulting from ongoing performance challenges on six of our renewable energy contracts. These declines are partially offset by the increase in revenue in the Industrial segment resulting from the acquisitions of SPIG on July 1, 2016 and Universal on January 11, 2017.

In the second quarter of 2017 we had a consolidated gross loss of $55.8 million, which compares to gross profit of $26.1 million in the second quarter of 2016, a decrease of $81.9 million. The primary drivers of the decrease were the six uncompleted European loss contracts in the Renewable segment (see Note 5 in the condensed consolidated financial statements) and the impact of the decline in the Power segment's revenues, which were partially offset by gross profit contributions from the SPIG and Universal acquisitions. Intangible asset amortization expense is discussed in further detail in the sections below.

Excluding amortization of intangible assets and pension mark to market adjustments, SG&A expenses were $5.7 million higher in the second quarter of 2017, primarily related to adding the SPIG and Universal businesses and ongoing project support activities in the Renewable segment, partially offset by savings from our 2016 restructuring actions. Intangible asset amortization expense and pension mark to market adjustments are discussed in further detail in the sections below.

Equity in income of investees in the second quarter of 2017 includes a $18.2 million other-than-temporary-impairment of our investment in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"). The impairment charge was a result of the strategic change we and our joint venture partner have made due to the decline in forecasted market opportunities in India, which is discussed in further detail the following sections. Excluding the impairment, equity in income of investees increased $3.6 million to $3.0 million in the second quarter of 2017 compared to a loss of $0.6 million in the second quarter of 2016, primarily attributable to the improvement in our joint ventures' project performance and cost management.

Six months ended June 30, 2017 vs. 2016

Revenues decreased by $46.4 million to $740.9 million in the first six months of 2017 as compared to $787.3 million for the corresponding six month period in 2016. The primary decreases were in construction activities associated with new build and retrofit projects in the Power segment and a decrease in the revenue recognized in the Renewable segment resulting from ongoing performance challenges on six of our renewable energy contracts. These declines were partially offset by the increase in revenue in the Industrial segment resulting from the acquisitions of SPIG and Universal.

Gross profit decreased by $99.1 million to $7.1 million in the six months ended June 30, 2017 as compared to $106.2 million in the corresponding period in 2016. The primary drivers of the decrease were the six uncompleted European loss contracts in the Renewable segment (see Note 5 in the condensed consolidated financial statements) and the impact of the decline in the Power segment's revenues, which were partially offset by gross profit contributions from the SPIG and Universal acquisitions. Intangible asset amortization expense is discussed in further detail in the sections below.

Excluding amortization of intangible assets and pension mark to market adjustments, SG&A expenses increased by $13.9 million in the first six months of 2017 as compared to $119.6 million in the corresponding six month period in 2016, primarily related to adding the SPIG and Universal businesses and ongoing project support activities in the Renewable segment, partially offset by savings from our 2016 restructuring actions. Intangible asset amortization expense and pension mark to market adjustments are discussed in further detail in the sections below.

Equity in income of investees during the first six months of 2017 includes a $18.2 million other-than-temporary-impairment of our investment in TBWES described above. Excluding the impairment, equity in income of investees increased $1.5 million, to $3.6 million in the six months ended June 30, 2017 as compared to $2.1 million in the corresponding period in 2016. The increase in equity income of investees in the first six months of 2017 is primarily attributable to the improvement in our joint ventures' project performance and cost management.

Power

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$213,756	$261,841	$(48,085)	$410,052	$550,544	$(140,492)
Gross profit	$49,061	$62,475	$(13,414)	$92,024	$122,007	$(29,983)
Gross margin %	23%	24%		22%	22%

Three months ended June 31, 2017 vs. 2016

Revenues decreased 18%, or $48.1 million, to $213.8 million in the second quarter of 2017, compared to $261.8 million in the corresponding quarter in 2016. The revenue decrease is attributable to the anticipated decline in the coal power generation market that impacted all of our Power segment product and service lines. We resized our business in anticipation of these declines with our 2016 restructuring actions. Compared to the second quarter of 2016, the primary decrease in revenues in the second quarter of 2017 was attributable to a $61.0 million decline in new build utility and environmental equipment and retrofit projects primarily due to a decrease in construction activity. Offsetting those declines was a $18.1 million increase in industrial steam generation revenues in the second quarter of 2017 compared to the corresponding quarter in 2016.

Gross profit decreased 21%, or $13.4 million, to $49.1 million in the quarter ended June 30, 2017, compared to gross profit of $62.5 million in the corresponding quarter in 2016. We were able to maintain our gross margin percentage as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to the second quarter of 2016, the primary decrease in gross profit in the second quarter of 2017 was attributable to the decrease in gross profit from a lower volume of construction activity associated with new build utility and environmental equipment and retrofits projects.

Six months ended June 30, 2017 vs. 2016

Revenues decreased 26%, or $140.5 million, to $410.1 million in the first six months of 2017, compared to $550.5 million in the corresponding six month period in 2016. The revenue decrease is attributable to the anticipated decline in the coal power generation market discussed above. Compared to the first six months of 2016, the primary decrease in revenues in the first six months of 2017 was attributable to a $149.3 million decline new build utility and environmental equipment and retrofit projects primarily due to a decrease in construction activity. Offsetting those declines was a $16.1 million increase in industrial steam generation revenues in the first six months of 2017 compared to the corresponding six month period in 2016.

Gross profit decreased 25%, or $30.0 million, to $92.0 million in the first six months of 2017, compared to $122.0 million in the corresponding six month period in 2016. We were able to maintain our gross margin percentage as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to the first six months of 2016, the primary decrease in gross profit in the first six months of 2017 was attributable to the decrease in gross profit from a lower volume of construction activity associated with new build utility and environmental equipment and retrofits projects.

Renewable

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$48,074	$85,476	$(37,402)	$153,610	$169,249	$(15,639)
Gross profit (loss)	$(110,894)	$(17,503)	$(93,391)	$(100,300)	$(4,124)	$(96,176)
Gross margin %	(231)%	(20)%		(65)%	(2)%

Three months ended June 30, 2017 vs. 2016

Revenues decreased 44%, or $37.4 million, to $48.1 million in the second quarter of 2017, compared to $85.5 million in the corresponding quarter in 2016. The number of contracts and level of activity in the segment during the second quarter of 2017 and 2016 were comparable. The $37.4 million decrease in revenue in the second quarter of 2017 was primarily attributable to revisions in our estimates of progress and estimated liquidated damages on six of our renewable energy contracts.

Gross profit decreased $93.4 million, to a loss of $110.9 million in the second quarter of 2017, compared to a loss of $17.5 million in the corresponding quarter in 2016. The decrease was primarily a result of six renewable energy loss contracts that remained uncompleted as of June 30, 2017. Changes in estimates to complete our renewable energy contracts resulted in a $115.2 million charge during the second quarter of 2017 due to revisions in the estimated revenues and costs at completion during the period, primarily as a result of scheduling delays and shortcomings in our subcontractors estimated productivity. The loss contracts are not expected to contribute any gross profit to the Renewable segment throughout 2017 unless there are revisions to our estimated revenues or costs at completion in future periods.

During the second quarter of 2016, we recorded a $31.7 million loss from a change in the estimated revenues and costs to complete one renewable energy contract in Europe, which included a reduction in revenue of $6.8 million for anticipated liquidated damages. The 2016 second quarter charges were primarily a result of a change in the estimated cost to complete due to a design deficiency that required re-engineering, on-site rework and delivery delays.

See Note 5 in the condensed consolidated financial statements for additional information on the impact of the segment's renewable energy contracts on our results of operations in the second quarters of 2017 and 2016.

Six months ended June 30, 2017 vs. 2016

Revenues decreased 9% in the first six months of 2017 to $153.6 million, compared to $169.2 million in the corresponding six month period in 2016. The number of contracts and level of activity in the segment during the first six months of 2017 and 2016 were comparable.

Gross profit decreased in the first six months of 2017 to a loss of $100.3 million, compared to a loss of $4.1 million in the corresponding six month period in 2016. Changes in estimates to complete our renewable energy contracts resulted in a $112.2 million charge during the first six months of 2017 due to the same reasons noted above.

Industrial

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$90,229	$38,005	$52,224	$182,446	$70,471	$111,975
Gross profit	$9,464	$11,148	$(1,684)	$24,779	$18,904	$5,875
Gross margin %	10%	29%		14%	27%

Three months ended June 30, 2017 vs. 2016

Revenues increased 137%, or $52.2 million, to $90.2 million in the second quarter of 2017, compared to $38.0 million in the corresponding quarter in 2016. The increase in revenues in the Industrial segment is attributable to the acquisitions of SPIG on July 1, 2016 and Universal on January 11, 2017, which together added $59.2 million of revenue in the second quarter of 2017. Partially offsetting the revenue contribution from businesses acquired after June 30, 2016 were lower environmental solutions, engineered products and aftermarket parts and services sales volumes in the second quarter of 2017 compared to the corresponding quarter in 2016. However, management believes the industrial market is starting to show signs of stabilizing as evidenced by the increase in revenues and gross profit during the second quarter of 2017 compared to the first quarter of 2017.

Gross profit decreased 15%, or $1.7 million, to $9.5 million in the second quarter of 2017, compared to $11.1 million in the corresponding quarter in 2016. The acquisitions of SPIG and Universal contributed $2.0 million of gross profit in the second quarter of 2017. Offsetting the gross profit contribution from businesses acquired after June 30, 2016 was less gross profit from lower sales volumes discussed above; however, the gross margin percentage associated with sales of environmental solutions, engineered products and aftermarket parts and services was consistent with the corresponding quarter in 2016. The year-over-year variance of gross margins also reflects product mix, as new build cooling system projects generally have lower margins than other products and services in the segment. Also affecting the Industrial segment's gross margin percentage in the second quarter of 2017 was productivity issues on new build cooling system projects. The productivity issues caused us to increase project cost estimates and deploy additional resources to complete the projects on time. We have appointed new leadership and deployed additional resources to complete these projects on schedule.

Six months ended June 30, 2017 vs. 2016

Revenues increased 159%, or $112.0 million, to $182.4 million in the first six months of 2017, compared to $70.5 million in the corresponding six month period in 2016. The increase in revenues in the Industrial segment is attributable to the SPIG and Universal acquisitions, which together added $129.6 million of revenue in the first six months of 2017. Partially offsetting the revenue contribution from businesses acquired after June 30, 2016 were lower environmental solutions, engineered products and aftermarket parts and services sales volumes in the first six months of 2017 compared to the corresponding six month period in 2016.

Gross profit increased 31%, or $5.9 million, to $24.8 million in the first six months of 2017, compared to $18.9 million in the corresponding six month period in 2016. The acquisitions of SPIG and Universal contributed $11.6 million of gross profit in the first six months of 2017. Offsetting the gross profit contribution from businesses acquired after June 30, 2016 was less gross profit from lower sales volumes discussed above; however, the gross margin percentage associated with sales of environmental solutions, engineered products and aftermarket parts and services was consistent with the corresponding six month period in 2016. The year-over-year variance of gross margins also reflects product mix, as new build cooling system projects generally have lower margins than other products and services in the segment. Also affecting the Industrial segment's gross margin percentage in the first six months of 2017 were productivity issues on new build cooling system projects discussed above.

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

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Power	$177	$161	$353	$425
Renewable	15	21	51	125
Industrial	155	31	260	64
Other/eliminations	(37)	—	(37)	—
Bookings	$310	$213	$627	$614

(In approximate millions)	June 30, 2017	December 31, 2016	June 30, 2016
Power	$562	$618	$688
Renewable	1,137	1,241	1,414
Industrial	318	216	60
Other/eliminations	(37)	(3)	(8)
Backlog	$1,980	$2,072	$2,154

Of the backlog at June 30, 2017, we expect to recognize revenues as follows:

(In approximate millions)	2017	2018	Thereafter	Total
Power	$259	$171	$132	$562
Renewable	222	218	697	1,137
Industrial	161	52	105	318
Other/eliminations	(2)	(27)	(8)	(37)
Backlog	$640	$414	$926	$1,980

SG&A expenses

SG&A expenses, excluding intangible asset amortization expense and pension mark to market adjustments, increased by $5.7 million to $67.6 million in the second quarter of 2017, as compared to $61.9 million in the second quarter of 2016. The primary reasons for the increase are the $8.2 million increase resulting from the SPIG and Universal acquisitions, a $6.2 million increase in the Renewable segment associated with ongoing project support activities and $0.9 million of SPIG and Universal acquisition and integration related expenses. Partially offsetting these increases is a $10.4 million reduction in the Power segment's SG&A expenses during the second quarter of 2017 resulting from our 2016 restructuring actions.

SG&A expenses, excluding intangible asset amortization expense and pension mark to market adjustments, increased by $13.9 million in the first six months of 2017 to $133.5 million, as compared to $119.6 million in the first six months of 2016. The primary reasons for the increase are the $16.3 million increase resulting from the SPIG and Universal acquisitions, a $10.2 million increase in the Renewable segment associated with ongoing project support activities and $2.2 million of SPIG and Universal acquisition and integration related expenses. Partially offsetting these increases is a $17.2 million reduction in the Power segment's SG&A expenses during the first six months of 2017 resulting from our 2016 restructuring actions.

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $2.9 million and $3.1 million for the quarter ended June 30, 2017 and 2016, respectively, and $5.2 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

We have engaged in a series of restructuring activities, which were intended to help us maintain margins, make our costs more variable and allow our business to be more flexible. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. This new matrix organization and operating model required different competencies and, in some cases, changes in leadership. While primarily applicable to our Power segment, our restructuring actions also benefit the Renewable and Industrial segments to a lesser degree. As demonstrated in our segment gross margin percentages, notwithstanding the challenges in our Renewable segment, we have achieved our objective of maintaining gross margins. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

2016 Restructuring activities

On June 28, 2016, we announced actions to restructure our power business in advance of lower projected demand for power generation from coal in the United States. These restructuring actions were primarily in the Power segment. Additionally, we announced leadership changes on December 6, 2016, which included the departure of members of management in our Renewable segment. The costs associated with these restructuring activities were $2.2 million and $3.6 million in the second quarter and first six months of 2017, respectively, and were primarily related to $1.0 million of employee severance in the second quarter of 2017 and $2.0 million of employee severance in the first six months of 2017. This compares to the $29.4 million of charges in the second quarter and first six months of 2016, which consisted of $13.5 million of employee severance costs, a $14.6 million non-cash impairment of the long-lived assets at B&W's one coal power plant and $1.3 million of costs related to organizational realignment of personnel and processes. We expect additional restructuring charges of up to $1.6 million, primarily related to additional manufacturing facility consolidation initiatives that could extend through 2017.

Pre-2016 restructuring activities

Previously announced restructuring initiatives intended to better position us for growth and profitability have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs (benefits) were $(0.6) million and $1.1 million in the second quarter of 2017 and 2016, respectively. These costs were $0.6 million and $3.0 million in the first six months of 2017 and 2016, respectively. We expect nominal additional restructuring charges during 2017, primarily related to facility demolition and consolidation activities.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the second quarter and first six months of 2017, we recognized spin-off costs of $0.5 million and $0.9 million, respectively. In the second quarter and first six months of 2016, we recognized spin-off costs of $1.1 million and $3.0 million, respectively. In the second quarter of 2017, we disbursed $1.9 million of the accrued retention awards. Approximately $0.7 million of such costs remain, which we expect to be recognized over the next 12 months.

Equity in income (loss) of investees

Our primary equity method investees included joint ventures in China and India, each of which manufactures boiler parts and equipment. Excluding the impairment described below, Equity in income of investees in the second quarter of 2017 increased $3.6 million to $3.0 million compared to a loss of $0.6 million in the second quarter of 2016. The increase in equity income of investees in the second quarter of 2017 is attributable primarily to the joint ventures' project performance. Partially offsetting the increase is the December 22, 2016 sale of all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"). HMA contributed $0.4 million and $0.9 million to our equity in income of investees in the first quarter of 2016 and the first six months of 2016, respectively.

At June 30, 2017, our total investment in equity method investees was $84.6 million, which included a $55.9 million investment in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"). Based in China, BWBC designs, manufactures and sells various power plant boilers and related aftermarket equipment. BWBC has been profitable historically, and we have determined that no other-than-temporary-impairment has occurred based on the value of its cash on hand, long-lived assets and expected future cash flows.

Our investment in equity method investees also included a investment in TBWES, which has a manufacturing facility intended primarily for new build coal boiler projects in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, which reduced the expected recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized a $18.2 million other-than-temporary-impairment of our investment in TBWES. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets. After recording the impairment charge, our remaining investment in TBWES at June 30, 2017 was $26.1 million.

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

Intangible asset amortization expense

We recorded $4.5 million and $1.6 million of intangible amortization expense during the second quarters of 2017 and 2016, respectively, and $10.5 million and $3.1 million of expense during the first six months of 2017 and 2016, respectively. The increase in amortization expense is attributable to our last two business combinations, which increased our intangible assets by $74.7 million.

We acquired $55.2 million of intangible assets in the July 1, 2016 acquisition of SPIG. Amortization of the SPIG intangible assets resulted in $5.4 million of expense during the first six months of 2017, and $2.4 million during the second quarter of 2017. We expect the amortization expense associated with SPIG's intangible assets will be $3.3 million in the second half of 2017.

We acquired $19.5 million of intangible assets in the January 11, 2017 acquisition of Universal. Amortization of the Universal intangible assets resulted in $2.1 million of expense during the first six months of 2017, and $0.6 million in the second quarter of 2017. We expect the amortization expense associated with Universal's intangible assets will be $1.0 million in the second half of 2017.

We expect total intangible amortization expense of $7.3 million in the second half of 2017.

Market to market adjustments

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million and an interim mark to market loss of $0.7 million. The $1.1 million charge during the first quarter of 2017 is not necessarily representative of future interim accounting adjustments as such events are not currently predicted and interim measurement of mark to market adjustments are subject to then current actuarial assumptions. There was no mark to market gain or loss associated with our pension and other postretirement benefit plans in the second quarter of 2017.

In May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 resulted in a $1.1 million plan settlement. Each of these events also resulted in interim mark to market accounting for the pension plans. Mark to market adjustments in the second quarter of 2016 were $24.1 million and $2.9 million for our United States and Canadian pension plans, respectively, based on a weighted-average discount rate of 3.89% and higher than expected returns on pension plan assets. The effect of these charges and mark to market adjustments are reflected in the $29.9 million recognized net actuarial loss in the second quarter of 2016.

Provision for income taxes

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Income (loss) before income taxes	$(148,888)	$(72,433)	$(76,455)	$(159,696)	$(55,214)	$(104,482)
Income tax expense (benefit)	$1,962	$(9,033)	$10,995	$(2,005)	$(2,407)	$402
Effective tax rate	(1.3)%	12.5%		1.3%	4.4%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. In addition, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items.

Income (loss) before the provision for income taxes generated in the United States and foreign locations for the quarters ended June 30, 2017 and 2016 is presented in the table below.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
United States	$(28,742)	$(40,754)	$(37,417)	$(29,826)
Other than United States	(120,146)	(31,679)	(122,279)	(25,388)
Income (loss) before income taxes	$(148,888)	$(72,433)	$(159,696)	$(55,214)

We had tax expense in the second quarter of 2017 which resulted in a 1.3% effective tax rate as compared to a tax benefit in the second quarter of 2016 which resulted in a 12.5% effective tax rate. Our effective tax rate for the second quarter of 2017 was lower than our statutory rate primarily due to foreign losses in our Renewable segment that are subject to a valuation allowance, nondeductible expenses and unfavorable discrete items of $3.2 million. The discrete items include withholding tax on a forecasted distribution outside the US, partly offset by favorable adjustments to prior year foreign tax returns and the effect of vested and exercised share-based compensation awards. The tax benefit associated with the $18.2 million impairment of our equity method investment in India was offset by a valuation allowance. Our effective tax rate for the second quarter of 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances against deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to changes in the jurisdictional mix of our forecasted full year income and losses, which were significantly affected by the mid-year mark to market adjustments, and the charge from the renewable energy contact in Europe.

Our effective rate for the first six months of 2017 was approximately 1.3% as compared to 4.4% for the first six months of 2016. Our effective tax rate for the first six months of 2017 was lower that our statutory rate primarily due to the reasons noted above and nondeductible transaction costs, which were offset by the effect of vested and exercised share-based compensation awards, both of which were discrete items in the first quarter of 2017. Our effective tax rate for the first six months of 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances associated with deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to the jurisdictional mix of our forecasted full year income and losses, as described above.

Liquidity and capital resources

In general, our foreign cash balances are not available to fund our United States operations unless the funds are repatriated or used to repay intercompany loans made from the United States to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. $64.4 million of our $67.9 million of unrestricted cash and cash equivalents at June 30, 2017 was held by foreign entities. We presently have no plans to repatriate these funds to the United States as we believe that our United States liquidity is sufficient to meet the anticipated cash requirements of our United States operations.

Historically, our primary sources of liquidity have been cash from operations, borrowings under our United States revolving credit facility and borrowings under foreign revolving credit facilities. Our borrowing capacity under our United States revolving credit facility is primarily limited by the financial covenants, which are most significantly affected by our trailing 12 months EBITDA (as defined in the credit agreement governing the facility). The significant loss accruals we recorded in the second quarter of 2017 and the fourth quarter of 2016 reduced our trailing 12 months EBITDA and, in turn, our ability to comply with our financial covenants. Accordingly, we amended our credit agreement in February and August 2017 to, among other things, provide covenant relief.

To provide additional liquidity, we entered into a second lien term loan facility on August 9, 2017 with an affiliate of American Industrial Partners (“AIP”). The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of $20.0 million, which may be drawn in a single draw prior to June 30, 2020, subject to certain conditions. We used approximately $125.0 million of the second lien term loan proceeds to repay borrowings outstanding under our United States revolving credit facility and pay fees and expenses related to the second lien term loan facility and the amendment of our United States revolving credit facility. The balance of the second lien term loan proceeds were used to repurchase approximately 4.8 million shares of our common stock held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the second lien term loan facility.

After giving effect to the amendments to our credit agreement, we had approximately $92.1 million of availability under our United States revolving credit facility as of June 30, 2017. Based on the amended United States revolving credit and second lien term loan facilities, we believe we have adequate sources of liquidity at June 30, 2017 to meet our cash requirements. Our assessment is based on our operating forecast, backlog, cash on-hand, borrowing capacity, planned capital investments and ability to manage future discretionary cash outflows during the next 12 month period. We expect our operations to use cash over the full year of 2017 and into the first half of 2018, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash over the next 12 months is expected to be funded in part through borrowings from our United States revolving credit facility. Our United States revolving credit facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs. After giving effect to the $50.0 million of unrestricted cash on hand required under our financial covenants, we expect to have between $40.0 million and $175.0 million of available borrowing capacity from our United States revolving credit facility during the next 12 months based on our forecast of the trailing 12 month EBITDA calculation. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity under our United States revolving credit facility to be sufficient to meet our liquidity needs for at least 12 months from the date of this filing.

Our net cash used in operations was $81.7 million in the first six months of 2017, compared to cash used in operations of $15.8 million in the first six months of 2016. The change is partially attributable to the $105.1 million increase in our net loss in the first six months of 2017 compared to the first six months of 2016. Also, a $14.7 million net decrease in cash outflows associated with changes in accounts receivable, contracts in progress and advanced billings in the first six months of 2017 compared to the first six months of 2016 resulted primarily from the timing of billings and stage of completion of large, ongoing contracts in our Renewable segment. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Our portfolio of Renewable energy contracts at both June 30, 2017 and December 31, 2016 included milestone payments from our customers in advance of incurring the contract expenses, and as a result we are in an advance bill position on most of these contracts at both dates. Because of the advanced bill positions, combined with the increase in expected costs to complete the Renewable loss contracts, we expect the use of cash by the Renewable segment to continue during 2017 and into early 2018 until these contracts are completed. Partially offsetting these operating cash outflows was a $72.5 million decrease in operating cash outflows associated with changes in contract related accounts payable and accrued liabilities in the first six months of 2017 compared to the first six months of 2016.

Our net cash used in investing activities was $53.9 million in the first six months of 2017 and $42.4 million in the first six months of 2016. The net cash used in investing activities was primarily attributable to the $52.5 million acquisition of Universal on January 11, 2017, net of $4.4 million cash acquired in the business combination (see Note 4 to the condensed consolidated financial statements). The net cash used in investing activities in the second quarter of 2016 includes a $26.2 million contribution to increase our interest in TBWES, our joint venture in India. Capital expenditures were $7.7 million and $13.6 million in the first six months of 2017 and 2016, respectively.

Our net cash provided by financing activities was $103.5 million in the first six months of 2017, compared to $51.5 million of cash used in the first six months of 2016. The cash provided by financing activities in the quarter ended June 30, 2017 was a result of net borrowings from our United States revolving credit facility of $108.3 million to fund our working capital needs and the Universal acquisition, partially offset by $2.2 million of net repayments of our foreign revolving credit facilities. The net cash used in financing activities in the first six months of 2016 is primarily attributable to repurchases of $52.3 million of our common stock.

United States revolving credit facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600 million. The proceeds of loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit.

On February 24, 2017 and August 9, 2017, we entered into amendments to the Credit Agreement (the “Amendments” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (1) permit us to incur the debt under the second lien term loan facility, (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 amendment, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $500.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ending September 30, 2017, limit to no more than $25.0 million any net income losses attributable to certain Vølund projects, and (17) increase reporting obligations and require us to hire a third-party consultant. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ending December 31, 2018.

Other than during the covenant relief period, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the revolving credit facility in an aggregate amount not to exceed the sum of (1) $200.0 million plus (2) an unlimited amount, so long as for any commitment increase under this subclause (2) our senior leverage ratio (assuming the full amount of any commitment increase under this subclause (2) is drawn) is equal to or less than 2.0:1.0 after giving pro forma effect thereto. During the covenant relief period, our ability to exercise the accordion feature will be prohibited.

After giving effect to Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum or (2) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus 4.0% per annum. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	6.00:1.0 for the quarter ending September 30, 2017,

•	8.50:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	6.25:1.0 for the quarter ending June 30, 2018,

•	4.00:1.0 for the quarter ending September 30, 2018,

•	3.75:1.0 for the quarter ending December 31, 2018,

•	3.25:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	3.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

The minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.50:1.0 for the quarter ending September 30, 2017,

•	1.00:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	1.25:1.0 for the quarter ending June 30, 2018,

•	1.50:1.0 for each of the quarters ending September 30, 2018 and December 31, 2018,

•	1.75:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	2.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At June 30, 2017, usage under the Amended Credit Agreement consisted of $118.1 million in borrowings at an effective interest rate of 3.81%, $7.7 million of financial letters of credit and $93.7 million of performance letters of credit. After giving effect to the August 9, 2017 amendment, at June 30, 2017, we had $92.1 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA, and our leverage (as defined in the Amended Credit Agreement) ratio was 2.16 and our interest coverage ratio was 5.41. At June 30, 2017, we were in compliance with all of the covenants set forth in the Amended Credit Agreement.

Second lien term loan

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of AIP governing a second lien term loan facility. The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which may be drawn in a single draw prior to June 30, 2020, subject to certain conditions. Borrowings under the second lien term loan, other than the delayed draw term loan, bear interest at 10% per annum, and borrowings under the delayed draw term loan bear interest at 12% per annum, in each case payable quarterly. Undrawn amounts under the delayed draw term loan accrue a commitment fee at a rate of 0.50% per annum. The second lien term loan has a scheduled maturity of December 30, 2020. Any delayed draw borrowings would also have a scheduled maturity of December 30, 2020. In connection with our entry into the second lien term loan facility, we used a portion of the proceeds from the second lien term loan to repurchase approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the second lien term loan facility.

Borrowings under the Second Lien Credit Agreement are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by second-priority liens on certain assets owned by us and the guarantors. The Second Lien Credit Agreement requires interest payments on loans on a periodic basis until maturity. Voluntary prepayments made during the first year after closing are subject to a make-whole premium, voluntary prepayments made during the second year after closing are subject to a a 3.0% premium and voluntary prepayments made during the third year after closing are subject to a 2.0% premium. The Second Lien Credit Agreement requires us to make certain prepayments on any outstanding loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, and subject to certain restrictions contained in an intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to appropriate cushions. The Second Lien Credit Agreement is generally less restrictive than the Amended Credit Agreement.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $14.5 million in aggregate and each have a one year term. At June 30, 2017, we had $13.3 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.1%.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of June 30, 2017 and December 31, 2016 was $273.3 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $465.3 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies" in our Annual Report. There have been no significant changes to our policies during the quarter ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks could change materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report. Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in United States Government obligations and highly liquid money market instruments denominated in United States dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are classified as available-for-sale.

Although the condensed and consolidated balance sheets do not present debt at fair value, our second lien term loan facility is fixed-rate debt, the fair value of which could fluctuate as a result of changes in prevailing market rates. On August 9, 2017, its principal balance was $175.9 million. Our United States revolving credit facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. Our primary foreign currency exposures are Danish kroner, Great British pound, Euro, Canadian dollar, and Chinese yuan. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments, but there can be no assurance that such instruments will be available to us on reasonable terms. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions.

Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On January 11, 2017, we acquired Universal, which would have represented approximately 3% of our total consolidated assets and consolidated revenues as of and for the year ended December 31, 2016, respectively. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Universal. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the operation of our disclosure controls and procedures were not effective as of June 30, 2017 due to a material weakness in our internal control over financial reporting at Vølund (described below), which is an integral part of our disclosure controls and procedures. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in both this report and prior periodic reports on Forms 10-Q and 10-K present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

Internal control over sources of information used in project accounting at Vølund

As of March 31, 2017, we did not maintain effective internal control over the completeness and accuracy of the information used in the percentage of completion ("POC") accounting for three European renewable energy projects at Vølund, a business unit within our Renewable segment. Based on our detailed investigation, we determined Vølund's project accountants and project management did not timely identify certain subcontractor costs and required quantities of certain labor and equipment needed to complete ongoing projects, which resulted in an understatement of our consolidated net loss in the first quarter of 2017. Though the error was not material, the related internal control deficiency was considered a material weakness because it could have resulted in material errors in our financial statements. The correction of the immaterial error was included in the $115.2 million charge we recognized for changes in POC accounting estimates recorded in our statement of operations in the second quarter of 2017. Factors that contributed to the material weakness in internal control over financial reporting during the first quarter of 2017 were turnover of key project and supply chain personnel at Vølund and the relocation of certain project management responsibilities from Vølund's administrative offices to the project sites during a period of significant changes in subcontractors' scopes of work. As a result, our processes and internal controls associated with the completeness and accuracy of information used to estimate revenue and related costs in the application of POC accounting for these three projects were ineffective.

At December 31, 2016, we determined that our internal control over financial reporting was operating effectively, including with respect to the completeness and accuracy of the information used in the POC accounting for Vølund's European renewable energy projects. POC accounting estimates require significant judgments in recognizing revenue and costs on long-term construction-type contracts. Significant changes in estimates on such contracts may be representative of changes in operational matters, such as engineering design changes, subcontractor productivity shortcomings and revised project schedules that may not be indicative of a financial error or a deficiency in our internal control over financial reporting. Estimates are made based on the best information available at the time we report our financial results, which includes then-current views of broader operational matters and estimates within each contract. Each of Vølund's POC accounting estimates at December 31, 2016 were the judgment of project management and accountants based on the information available at the time the estimates were made. In addition, Vølund's POC accounting at December 31, 2016 included risk-weighted contingencies for the estimated costs associated with the revised project schedules. We believe the December 31, 2016 estimates were consistent with the then-current engineering drawings, scheduling, subcontractor work plans and materials needed to complete each project. Our identification of a material weakness at June 30, 2017 does not change our previous conclusion that our internal control over financial reporting was effective at December 31, 2016.

Remediation of the material weakness in internal control over financial reporting

As of June 30, 2017, we have not yet fully remediated the material weakness at Vølund. With the oversight of our senior management and the Audit and Finance Committee of our Board of Directors, we have taken and will continue to take steps intended to address and remediate the underlying causes of the material weakness in internal control over financial reporting at Vølund. Our primary areas of focus include the following:

•	Providing supplemental training for Vølund's on-site personnel on the design of our project accounting review and financial reporting process.

•	Improving the quality and number of on-site personnel supporting Vølund's European renewable energy projects, including supplementing their resources with personnel from our Power segment.

•
Enhancing our policies and procedures related to the timely accumulation of information used in our periodic project accounting reviews, and documentation of judgments made as a result of such reviews.

•	Implementing vendor inquiry and invoice reconciliation controls on each project.

We believe the introduction of new internal control activities during the second quarter of 2017 contributed to our identification of the material weakness. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address and remediate the material weakness during 2017. However, our remediation plans cannot guarantee the material weakness will be remediated by a specific future date or at all.

Changes in internal control over financial reporting

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 19 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1, 2017 - April 30, 2017	—	$—	—	$100,000
May 1, 2017 - May 31, 2017	981	$—	—	$100,000
June 1, 2017 - June 30, 2017	1,704	$—	—	$100,000
Total	2,685		—

(1)
The shares repurchased during May and June 2017 shown in the table above are those repurchased pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of August 1, 2017, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Item 5. Other Information

On August 7, 2017, our Board of Directors approved a Key Executive Retention Program (the “KERP”) as a means to maintain continuity of management as the Company works through its operational challenges. Key members of our management team participate in the KERP. While the Company’s Chief Executive Officer is not a participant in the KERP, our other current named executive officers are participants. In order to balance both near and longer term risks, KERP participants received awards payable in both cash and shares of the Company’s common stock.

The cash awards are in the form of cash-settled performance units (“CPUs”), 40% of which vest on February 14, 2018 and the remaining 60% of which vest on August 14, 2018, subject to the participant remaining employed by the Company through the applicable vesting date. Unvested CPUs will vest in full if the participant’s employment terminates (i) due to death or disability, (ii) involuntarily without cause, or (iii) following a change in control, for good reason by the participant. Payout of the CPUs will depend on the 30 -day average price of the Company’s common stock immediately prior to each vesting event, but in no event will the payout be less than 75% of the initial award value or more than 150% of the initial award value. If the participant voluntarily terminates employment between the first and second vesting dates, the participant must repay the Company the after-tax amount realized upon the first vesting event.

The stock awards are in the form of restricted stock units (“RSUs”), 50% of which vest on the August 14, 2019 and the remaining 50% of which vest on August 14, 2020, subject to the participant remaining employed by the Company through the applicable vesting date. Unvested RSUs will vest in full upon the participant’s (i) death or disability, or (ii) following a change in control, the participant’s employment is terminated without cause by the Company or for good reason by the participant. Partial vesting would be provided upon a termination prior to a change in control due to a reduction in force. In the event that some or all of the performance stock units previously granted to an executive in 2016 or 2017 vest according to their terms, such shares will reduce the number of RSUs that are ultimately issued to that executive under the KERP.

Item 6. Exhibits

10.1	Form of Performance Unit Award Grant Agreement (Cash Settled)

10.2	Form of Special Restricted Stock Unit Award Grant Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2017		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)