Form 10-Q
period 2017-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2017-11-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at October 31, 2017 was 44,049,127.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenues	$408,703	$410,955	$1,149,636	$1,198,279
Costs and expenses:
Cost of operations	361,416	337,198	1,095,271	1,018,314
Selling, general and administrative expenses	60,241	60,697	195,847	182,761
Goodwill impairment charges	86,903	—	86,903	—
Restructuring activities and spin-off transaction costs	3,775	2,395	8,910	38,021
Research and development costs	2,291	2,361	7,454	8,273
Losses (gains) on asset disposals, net	59	(2)	63	(17)
Total costs and expenses	514,685	402,649	1,394,448	1,247,352
Equity in income (loss) and impairment of investees	1,234	2,827	(13,380)	4,887
Operating income (loss)	(104,748)	11,133	(258,192)	(44,186)
Other income (expense):
Interest income	121	115	359	656
Interest expense	(7,468)	(379)	(15,567)	(1,169)
Other – net	(7,633)	(241)	(6,024)	113
Total other income (expense)	(14,980)	(505)	(21,232)	(400)
Income (loss) before income tax expense	(119,728)	10,628	(279,424)	(44,586)
Income tax expense (benefit)	(5,639)	1,617	(7,644)	(790)
Net income (loss)	(114,089)	9,011	(271,780)	(43,796)
Net income attributable to noncontrolling interest	(213)	(117)	(566)	(293)
Net income (loss) attributable to shareholders	$(114,302)	$8,894	$(272,346)	$(44,089)

Basic income (loss) per share	$(2.48)	$0.18	$(5.69)	$(0.87)

Diluted income (loss) per share	$(2.48)	$0.18	$(5.69)	$(0.87)

Shares used in the computation of earnings per share:
Basic	46,149	49,621	47,905	50,613
Diluted	46,149	49,857	47,905	50,613
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$(114,089)	$9,011	$(271,780)	$(43,796)
Other comprehensive income (loss):
Currency translation adjustments, net of taxes	2,591	2,811	14,765	(7,015)

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	398	1,419	2,642	5,476
Income taxes	130	287	(9)	990
Unrealized gains (losses) on derivative financial instruments, net of taxes	268	1,132	2,651	4,486
Derivative financial instrument (gains) losses reclassified into net income	5,679	(1,519)	(769)	(3,516)
Income taxes	2,112	(272)	165	(615)
Reclassification adjustment for (gains) losses included in net income, net of taxes	3,567	(1,247)	(934)	(2,901)

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(66)	(25)	(207)	(49)
Income taxes	—	—	—	—
Unrealized gains (losses) on benefit obligations, net of taxes	(66)	(25)	(207)	(49)
Amortization of benefit plan costs (benefits)	(619)	15	(2,281)	(294)
Income taxes	11	7	31	(421)
Amortization of benefit plan costs (benefits), net of taxes	(630)	8	(2,312)	127

Investments:
Unrealized gains (losses) on investments	84	18	171	53
Income taxes	15	—	60	24
Unrealized gains (losses) on investments, net of taxes	69	18	111	29
Investment (gains) losses reclassified into net income	(6)	—	(50)	1
Income taxes	(2)	—	(18)	—
Reclassification adjustments for (gains) losses included in net income, net of taxes	(4)	—	(32)	1

Other comprehensive income (loss)	5,795	2,697	14,042	(5,322)
Total comprehensive income (loss)	(108,294)	11,708	(257,738)	(49,118)
Comprehensive income (loss) attributable to noncontrolling interest	(59)	(218)	(85)	(370)
Comprehensive income (loss) attributable to shareholders	$(108,353)	$11,490	$(257,823)	$(49,488)
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$48,137	$95,887
Restricted cash and cash equivalents	26,648	27,770
Accounts receivable – trade, net	320,202	282,347
Accounts receivable – other	67,421	73,756
Contracts in progress	169,182	166,010
Inventories	91,099	85,807
Other current assets	37,339	45,957
Total current assets	760,028	777,534
Net property, plant and equipment	143,107	133,637
Goodwill	204,105	267,395
Deferred income taxes	163,013	163,388
Investments in unconsolidated affiliates	87,417	98,682
Intangible assets	80,000	71,039
Other assets	22,227	17,468
Total assets	$1,459,897	$1,529,143

Foreign revolving credit facilities	$12,398	$14,241
Accounts payable	243,565	220,737
Accrued employee benefits	38,009	35,497
Advance billings on contracts	219,822	210,642
Accrued warranty expense	41,230	40,467
Other accrued liabilities	92,491	95,954
Total current liabilities	647,515	617,538
United States revolving credit facility	58,900	9,800
Second lien term loan facility	138,384	—
Pension and other accumulated postretirement benefit liabilities	275,269	301,259
Other noncurrent liabilities	45,046	39,595
Total liabilities	1,165,114	968,192
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 44,049 and 48,688 shares at September 30, 2017 and December 31, 2016, respectively	499	544
Capital in excess of par value	800,183	806,589
Treasury stock at cost, 5,681 and 5,592 shares at September 30, 2017 and December 31, 2016, respectively	(104,745)	(103,818)
Retained deficit	(387,030)	(114,684)
Accumulated other comprehensive loss	(22,440)	(36,482)
Stockholders' equity attributable to shareholders	286,467	552,149
Noncontrolling interest	8,316	8,802
Total stockholders' equity	294,783	560,951
Total liabilities and stockholders' equity	$1,459,897	$1,529,143
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(271,780)	$(43,796)
Non-cash items included in net income (loss):
Depreciation and amortization of long-lived assets	31,037	27,413
Amortization of debt issuance costs and debt discount	3,190	—
Income of equity method investees	(4,813)	(4,887)
Goodwill impairment charges	86,903	—
Other than temporary impairment of equity method investment in TBWES	18,193	—
Losses on asset disposals and impairments, net	543	14,906
Provision for (benefit from) deferred income taxes	(2,100)	(7,613)
Recognition of losses (gains) for pension and postretirement plans	(1,219)	30,646
Stock-based compensation, net of associated income taxes	8,523	13,899
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,375	49,082
Accrued insurance receivable	—	(15,000)
Contracts in progress and advance billings on contracts	6,682	(53,983)
Inventories	2,717	(7,990)
Income taxes	9,196	6,296
Accounts payable	5,514	(32,390)
Accrued and other current liabilities	(16,011)	(3,733)
Pension liabilities, accrued postretirement benefits and employee benefits	(27,960)	(21,206)
Other, net	(781)	8,601
Net cash from operating activities	(150,791)	(39,755)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	(2,934)	8,270
Investment in equity method investees	—	(26,220)
Purchase of property, plant and equipment	(10,666)	(20,376)
Acquisition of business, net of cash acquired	(52,547)	(142,980)
Purchases of available-for-sale securities	(22,900)	(30,738)
Sales and maturities of available-for-sale securities	31,077	20,986
Other	61	(556)
Net cash from investing activities	(57,909)	(191,614)
Cash flows from financing activities:
Borrowings under our United States revolving credit facility	511,423	75,465
Repayments of our United States revolving credit facility	(462,323)	(42,248)
Proceeds from our second lien term loan facility, net of $34.2 million discount	141,674	—
Repayments of our foreign revolving credit facilities	(3,313)	(18,289)
Common stock repurchase from related party	(16,674)	—
Shares of our common stock returned to treasury stock	(927)	(78,391)
Debt issuance costs	(14,025)	—
Other	(298)	(1,166)
Net cash from financing activities	155,537	(64,629)
Effects of exchange rate changes on cash	5,413	(4,126)
Net increase (decrease) in cash and equivalents	(47,750)	(300,124)
Cash and equivalents, beginning of period	95,887	365,192
Cash and equivalents, end of period	$48,137	$65,068

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) attributable to shareholders	$(114,302)	$8,894	$(272,346)	$(44,089)

Weighted average shares used to calculate basic earnings per share	46,149	49,621	47,905	50,613
Dilutive effect of stock options, restricted stock and performance shares	—	236	—	—
Weighted average shares used to calculate diluted earnings per share	46,149	49,857	47,905	50,613

Basic income (loss) per share:	$(2.48)	$0.18	$(5.69)	$(0.87)

Diluted income (loss) per share:	$(2.48)	$0.18	$(5.69)	$(0.87)

Because we incurred a net loss in the quarter and nine months ended September 30, 2017 and the nine months ended September 30, 2016, basic and diluted shares are the same.

If we had net income in the nine months ended September 30, 2017 and 2016, diluted shares would include an additional 0.4 million and 0.5 million shares, respectively. If we had net income in the quarter ended September 30, 2017, diluted shares would include an additional 0.5 million shares.

We excluded 2.0 million and 0.6 million shares related to stock options from the diluted share calculation for the nine months ended September 30, 2017 and 2016, respectively, because their effect would have been anti-dilutive. For the quarter ended September 30, 2017, we excluded 2.3 million shares related to stock options because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on custom-engineered cooling, environmental and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues:
Power segment	$202,222	$211,749	$612,274	$762,293
Renewable segment	108,557	124,344	262,168	293,593
Industrial segment	99,288	76,809	281,734	147,275
Eliminations	(1,364)	(1,947)	(6,540)	(4,882)
	408,703	410,955	1,149,636	1,198,279
Gross profit:
Power segment	40,629	48,896	132,653	170,903
Renewable segment	181	18,592	(100,119)	14,468
Industrial segment	9,461	14,601	34,240	33,506
Intangible amortization expense included in cost of operations	(2,984)	(7,752)	(11,455)	(8,833)
Mark to market loss included in cost of operations	—	(580)	(954)	(30,079)
	47,287	73,757	54,365	179,965
Selling, general and administrative ("SG&A") expenses	(59,225)	(59,615)	(192,742)	(179,225)
Goodwill impairment charges	(86,903)	—	(86,903)	—
Restructuring activities and spin-off transaction costs	(3,775)	(2,395)	(8,910)	(38,021)
Research and development costs	(2,291)	(2,361)	(7,454)	(8,273)
Intangible amortization expense included in SG&A	(1,016)	(1,018)	(2,999)	(3,071)
Mark to market loss included in SG&A	—	(64)	(106)	(465)
Equity in income of investees	1,234	2,827	4,813	4,887
Impairment of equity method investment	—	—	(18,193)	—
Gains (losses) on asset disposals, net	(59)	2	(63)	17
Operating income (loss)	$(104,748)	$11,133	$(258,192)	$(44,186)

During the first half of 2017, we announced our plan to reclassify the Industrial Steam product line currently included in our Power segment to the Industrial segment beginning with the quarter ended September 30, 2017. We have indefinitely postponed that reorganization. As of September 30, 2017, the Industrial Steam product line remains in the Power segment for all periods presented.

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

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. At the acquisition date, Universal employed approximately 460 people, mainly in the United States and Mexico. During 2017, we integrated Universal with our Industrial segment. Universal contributed $16.0 million and $49.8 million of revenue to our operating results during the three and nine months ended September 30, 2017, respectively. Universal contributed $3.2 million and $10.0 million of gross profit (excluding intangible asset amortization expense of $0.5 million and $2.6 million) to our operating results in the three and nine months ended

September 30, 2017, respectively. We expect Universal to contribute over $70.0 million of revenue and be accretive to the Industrial segment's gross profit during 2017.

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

(in thousands)	Estimated acquisition date fair value
Cash	$4,379
Accounts receivable	11,270
Contracts in progress	3,167
Inventories	4,585
Other assets	579
Property, plant and equipment	16,692
Goodwill	14,413
Identifiable intangible assets	19,500
Deferred income tax assets	935
Current liabilities	(10,833)
Other noncurrent liabilities	(1,423)
Deferred income tax liabilities	(6,338)
Net acquisition cost	$56,926

The intangible assets included above consist of the following:

	Estimated fair value (in thousands)	Weighted average estimated useful life (in years)
Customer relationships	$10,800	15
Backlog	1,700	1
Trade names / trademarks	3,000	20
Technology	4,000	7
Total amortizable intangible assets	$19,500

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three and nine months ended September 30, 2017 of $0.5 million and $2.6 million, respectively, which is included in cost of operations in our condensed consolidated statement of operations. Amortization of intangible assets is not allocated to segment results.

Approximately $0.1 million and $1.5 million of acquisition and integration related costs of Universal was recorded as a component of our operating expenses in the condensed consolidated statement of operations in the three and nine months ended September 30, 2017, respectively.

The following unaudited pro forma financial information below represents our results of operations for the three and nine months ended September 30, 2016 and 12 months ended December 31, 2016 had the Universal acquisition occurred on January 1, 2016. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2016. This information should not be taken as representative of our future consolidated results of operations.

	Three months ended	Nine months ended	Twelve months ended
(in thousands)	September 30, 2016	September 30, 2016	December 31, 2016
Revenues	$431,412	$1,259,905	$1,660,986
Net income (loss) attributable to B&W	8,903	(43,458)	(113,940)
Basic earnings per common share	0.18	(0.86)	(2.27)
Diluted earnings per common share	0.18	(0.86)	(2.27)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•
A net increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $0.5 million, $2.4 million and $2.8 million in the three and nine months ended September 30, 2016 and the 12 months ended December 31, 2016, respectively.

•
Elimination of the historical interest expense recognized by Universal of $0.1 million, $0.3 million and $0.4 million in the three and nine months ended September 30, 2016 and the 12 months ended December 31, 2016, respectively.

•	Elimination of $2.1 million in transaction related costs recognized in the 12 months ended December 31, 2016.

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

In the three and nine months ended September 30, 2017 and 2016, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Increases in estimates for percentage-of-completion contracts	$3,040	$7,996	$15,777	$33,056
Decreases in estimates for percentage-of-completion contracts	(12,312)	(22,126)	(135,445)	(65,805)
Net changes in estimates for percentage-of-completion contracts	$(9,272)	$(14,130)	$(119,668)	$(32,749)

As disclosed in our December 31, 2016 consolidated financial statements, we had four renewable energy projects in Europe that were loss contracts at December 31, 2016. During the three months ended June 30, 2017, two additional renewable energy projects in Europe became loss contracts. During the three and nine months ended September 30, 2017, we recorded a total of $11.6 million and $123.8 million, respectively, in net losses resulting from changes in the estimated revenues and costs to complete these six European renewable energy loss contracts. These changes in estimates include an increase in our estimate of liquidated damages associated with these six projects of $13.2 million and $22.6 million in the three and nine months ended September 30, 2017, respectively, to a total of $62.8 million at September 30, 2017. The charges recorded in the nine months ended September 30, 2017 were due to revisions in the estimated revenues and costs at completion during the period, primarily as a result of structural steel design issues including the anticipated schedule impact, scheduling delays and shortcomings in our subcontractors' estimated productivity. Also included in the charges recorded in the nine months ended September 30, 2017 were corrections that reduced (increased) estimated contract losses at completion by $1.0 million, $(6.0) million and $1.1 million relating to the three months ended December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Management has determined these amounts are immaterial to the consolidated financial statements in these previous periods. As of September 30, 2017, the status of these six loss contracts was as follows:

The first project became a loss contract in the second quarter of 2016. As of September 30, 2017, this project is approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility are expected to be completed during the first quarter of 2018. During the three and nine months ended September 30, 2017, we recognized additional contract losses of $4.6 million and $15.1 million, respectively, on the project as a result of differences in actual and estimated costs and schedule delays. Our estimate at completion as of September 30, 2017 includes $9.4 million of total expected liquidated damages. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $2.3 million. In the three and nine months ended September 30, 2016, we recognized charges of $14.0 million and $45.7 million, respectively, and as of September 30, 2016, this project had $7.8 million of accrued losses and was 79% complete.

The second project became a loss contract in the fourth quarter of 2016. As of September 30, 2017, this contract was approximately 75% complete, and we expect this project to be completed in early 2018. During the three and nine months ended September 30, 2017, we recognized contract gains of $2.0 million and contract losses of $35.4 million, respectively, on this project as a result of changes in construction cost estimates and schedule delays. Our estimate at completion as of September 30, 2017 includes $15.5 million of total expected liquidated damages. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $13.6 million.

The third project became a loss contract in the fourth quarter of 2016. As of September 30, 2017, this contract was approximately 95% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility are expected to be completed during the fourth quarter of 2017. During the three and nine months ended September 30, 2017, we recognized additional contract losses of $1.6 million and $7.1 million, respectively, as a result of changes in the estimated costs at completion. Our estimate at completion as of September 30, 2017 includes $6.7 million of total expected liquidated damages for schedule delays. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $1.7 million.

The fourth project became a loss contract in the fourth quarter of 2016. As of September 30, 2017, this contract was approximately 77% complete, and we expect this project to be completed in early 2018. During the three and nine months ended September 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in contract gains of $4.5 million and contract losses of $17.4 million, respectively. Our estimate at completion as of September 30, 2017 includes $8.9 million of total expected liquidated damages due to schedule delays. The changes in the status of this project were primarily attributable to changes in the estimated costs at completion, offset by a $4.8 million reduction in estimated liquidated damages we recognized during the three months ended March 31, 2017. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $5.2 million.

The fifth project became a loss contract in the second quarter of 2017. As of September 30, 2017, this contract was approximately 60% complete, and we expect this project to be completed in the second half of 2018. During the three and nine months ended September 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $12.0 million and $35.3 million, respectively. Our estimate at completion as of September 30, 2017 includes $17.9 million of total expected liquidated damages due to schedule delays. The change in the status of this project was primarily attributable to changes in the estimated costs at completion and schedule delays. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $14.3 million.

The sixth project became a loss contract in the second quarter of 2017. As of September 30, 2017, this contract was approximately 68% complete, and we expect this project to be completed in the first half of 2018. During the nine months ended September 30, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $18.5 million. We had no significant change in estimate on this loss contract during the three months ended September 30, 2017. Our estimate at completion as of September 30, 2017 includes $4.3 million of total expected liquidated damages due to schedule delays. The change in the status of this project was primarily attributable to changes in the estimated costs at completion and schedule delays. As of September 30, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $3.3 million.

In September 2017, we identified the failure of a structural steel beam on the fifth project, which temporarily stopped work in the boiler building pending corrective actions to stabilize the structure that are expected to be complete in the fourth quarter of 2017. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth projects, and although no structural failure occurred on these two other projects, work was also stopped for a short period of time, and reinforcement of the structure is underway. The costs related to these structural steel issues are estimated to be approximately $20 million, which include the impact of project delays, and is included in the September 30, 2017 estimated losses at completion for these three projects as disclosed in the preceding paragraphs.

Also in the three months ended September 30, 2017, we adjusted the design of three of these renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. The bonus opportunities increased the estimated selling price of the three contracts by approximately $15 million in total, and this positive change in estimated cost to complete was fully recognized in the third quarter of 2017 because each of these three were loss projects.

During the three and nine months ended September 30, 2017, we recognized a net loss of $2.3 million on our other renewable energy projects that are not loss contracts, and we expect them to remain profitable at completion.

During the third quarter of 2016, we determined it was probable that we would receive a $15.0 million insurance recovery for a portion of the losses on the first European renewable energy project discussed above. There was no change in the accrued probable insurance recovery at September 30, 2017. The insurance recovery represents the full amount available under the insurance policy, and is recorded in accounts receivable - other in our condensed consolidated balance sheet at September 30, 2017.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period (1)	$967	$11,984	$2,254	$740
Restructuring expense	3,428	1,792	7,285	19,816
Payments	(2,399)	(10,422)	(7,543)	(17,202)
Balance at September 30	$1,996	$3,354	$1,996	$3,354

(1) For the three month periods ended September 30, 2017 and 2016, the balance at the beginning of the period is as of June 30, 2017 and 2016, respectively. For the nine month periods ended September 30, 2017 and 2016, the balance at the beginning of the period is as of December 31, 2016 and 2015, respectively.

Accrued restructuring liabilities at September 30, 2017 and 2016 relate primarily to employee termination benefits.

Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three and nine months ended September 30, 2017, we recognized $0.2 million and $0.6 million, respectively, in non-cash restructuring expense related to losses (gains) on the disposals of long-lived assets. In the three and nine months ended September 30, 2016, we recognized non-cash charges of $0.2 million and $14.8 million, respectively, related to impairments of long-lived assets.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the three and nine months ended September 30, 2017, we recognized spin-off costs of $0.2 million and $1.0 million, respectively. In the three and nine months ended September 30, 2016, we recognized spin-off costs of $0.4 million and $3.4 million, respectively. In the nine months ended September 30, 2017, we disbursed $1.9 million of the accrued retention awards.

NOTE 7 – PROVISION FOR INCOME TAXES

We had an income tax benefit of $5.6 million in the three months ended September 30, 2017, which resulted in a 4.7% effective tax rate as compared to $1.6 million of income tax expense in the three months ended September 30, 2016, which resulted in a 15.2% effective tax rate. Our effective tax rate for the three months ended September 30, 2017 was lower than our statutory rate primarily due to nondeductible goodwill impairment charges, foreign losses in our Renewable segment that are subject to a valuation allowance and nondeductible expenses, offset by favorable discrete items of $0.4 million. The discrete items include favorable adjustments to prior year U.S. tax returns and the effect of vested and exercised share-based compensation awards. Our effective tax rate for the three months ended September 30, 2016 was lower than our statutory rate primarily due to changes in the jurisdictional mix of our forecasted full year income and losses and favorable impacts from adjustments related to prior years' tax returns in the United States and foreign jurisdictions.

We had an income tax benefit of $7.6 million in the nine months ended September 30, 2017, which resulted in a 2.7% effective tax rate as compared to an income tax benefit of $0.8 million in the nine months ended September 30, 2016, which resulted in a 1.8% effective tax rate for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was lower than our statutory rate primarily due to the reasons noted above, as well as the second quarter tax benefit associated with the impairment of our equity method investment in India, which was offset by a valuation allowance, second quarter discrete items including withholding tax on a forecasted distribution outside the United States, partly offset by first quarter favorable discrete adjustments to prior year foreign tax returns and nondeductible transaction costs. Our effective tax rate for the nine months ended September 30, 2016 was lower than our statutory rate primarily due to a $13.1 million increase in valuation allowances associated with deferred tax assets related to our equity investment in a foreign joint venture and state net operating losses, and to the jurisdictional mix of our forecasted full year income and losses, as described above.

During the nine months ended September 30, 2017, we prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Adopting the new accounting standard resulted in a net $0.2 million and $1.7 million income tax benefit in the three and nine months ended September 30, 2017, respectively, associated with the income tax effects of vested and exercised share-based compensation awards.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first three quarters in 2017 and 2016 were as follows:

(in thousands)	Currency translation gain (loss) (net of tax)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments (net of tax)	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)
Other comprehensive income (loss) before reclassifications	6,757	(19)	(2,204)	(97)	4,437
Amounts reclassified from AOCI to net income (loss)	—	(1)	(658)	(800)	(1,459)
Net current-period other comprehensive income (loss)	6,757	(20)	(2,862)	(897)	2,978
Balance at June 30, 2017	(31,813)	(23)	(1,316)	4,917	(28,235)
Other comprehensive income (loss) before reclassifications	2,591	69	268	(66)	2,862
Amounts reclassified from AOCI to net income (loss)	—	(4)	3,567	(630)	2,933
Net current-period other comprehensive income (loss)	2,591	65	3,835	(696)	5,795
Balance at September 30, 2017	$(29,222)	$42	$2,519	$4,221	$(22,440)

(in thousands)	Currency translation gain (loss) (net of tax)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments (net of tax)	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	1,740	18	2,576	(61)	4,273
Amounts reclassified from AOCI to net income (loss)	—	1	(1,003)	61	(941)
Net current-period other comprehensive income	1,740	19	1,573	—	3,332
Balance at March 31, 2016	$(17,753)	$(25)	$3,359	$(1,102)	$(15,521)
Other comprehensive income (loss) before reclassifications	(11,566)	(7)	778	37	(10,758)
Amounts reclassified from AOCI to net income (loss)	—	—	(651)	58	(593)
Net current-period other comprehensive income (loss)	(11,566)	(7)	127	95	(11,351)
Balance at June 30, 2016	(29,319)	(32)	3,486	(1,007)	(26,872)
Other comprehensive income (loss) before reclassifications	2,811	18	1,132	(25)	3,936
Amounts reclassified from AOCI to net income (loss)	—	—	(1,247)	8	(1,239)
Net current-period other comprehensive income (loss)	2,811	18	(115)	(17)	2,697
Balance at September 30, 2016	$(26,508)	$(14)	$3,371	$(1,024)	$(24,175)

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Derivative financial instruments	Revenues	$2,092	$1,940	$8,094	$4,524
	Cost of operations	159	24	113	57
	Other-net	(7,930)	(445)	(7,438)	(1,065)
	Total before tax	(5,679)	1,519	769	3,516
	Provision for income taxes	(2,112)	272	(165)	615
	Net income	$(3,567)	$1,247	$934	$2,901

Amortization of prior service cost on benefit obligations	Cost of operations	$619	$(15)	$2,281	$294
	Provision for income taxes	(11)	(7)	(31)	421
	Net income (loss)	$630	$(8)	$2,312	$(127)

Realized gain on investments	Other-net	$6	$—	$50	$(1)
	Provision for income taxes	2	—	18	—
	Net income (loss)	$4	$—	$32	$(1)

NOTE 9 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Held by foreign entities	$44,778	$94,415
Held by United States entities	3,359	1,472
Cash and cash equivalents	$48,137	$95,887

Reinsurance reserve requirements	$21,456	$21,189
Restricted foreign accounts	5,192	6,581
Restricted cash and cash equivalents	$26,648	$27,770

Our United States revolving credit facility described in Note 17 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials and supplies	$66,995	$61,630
Work in progress	9,518	6,803
Finished goods	14,586	17,374
Total inventories	$91,099	$85,807

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

Our primary equity method investees include joint ventures in China and India, each of which manufactures boiler parts and equipment. At September 30, 2017 and December 31, 2016, our total investment in these joint ventures was $87.4 million and $98.7 million, respectively.

During the third quarter of 2017, both we and our joint venture partner began the process of scaling back the operations at Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), our joint venture in India, due to the decline in forecasted market opportunities in India. Currently, the manufacturing facility in India has been reduced to essential personnel only while engineering services are expected to continue in our engineering office through the end of 2017. These actions are in line with our change in strategy for the joint venture announced in the second quarter of 2017, which reduced the expected recoverable value of our investment in TBWES. We recognized an $18.2 million other-than-temporary-impairment of our investment in TBWES during the nine months ended September 30, 2017. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets.

NOTE 12 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Definite-lived intangible assets
Customer relationships	$59,683	$47,892
Unpatented technology	19,941	18,461
Patented technology	6,560	2,499
Tradename	22,818	18,774
Backlog	30,088	28,170
All other	7,550	7,429
Gross value of definite-lived intangible assets	146,640	123,225
Customer relationships amortization	(21,931)	(17,519)
Unpatented technology amortization	(4,443)	(2,864)
Patented technology amortization	(2,043)	(1,532)
Tradename amortization	(4,749)	(3,826)
Acquired backlog amortization	(27,814)	(21,776)
All other amortization	(6,965)	(5,974)
Accumulated amortization	(67,945)	(53,491)
Net definite-lived intangible assets	$78,695	$69,734

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended September 30,
(in thousands)	2017	2016
Balance at beginning of period	$71,039	$37,844
Business acquisitions	19,500	55,438
Amortization expense	(14,455)	(11,904)
Currency translation adjustments and other	3,916	647
Balance at end of the period	$80,000	$82,025

The January 11, 2017 acquisition of Universal resulted in an increase in our intangible asset amortization expense during the three and nine months ended September 30, 2017 of $0.5 million and $2.6 million, respectively.

The July 1, 2016 acquisition of SPIG, S.p.A. resulted in an increase in our intangible asset amortization expense during the three and nine months ended September 30, 2017 of $1.9 million and $7.3 million, respectively, and $7.1 million of intangible asset amortization expense during the three months ended September 30, 2016.

Amortization of intangible assets is included in cost of operations in our condensed consolidated statement of operations, but it is not allocated to segment results.

Estimated future intangible asset amortization expense, including the increase in amortization expense resulting from the January 11, 2017 acquisition of Universal, is as follows (in thousands):

Period ending	Amortization expense
Three months ending December 31, 2017	$3,582
Twelve months ending December 31, 2018	$12,444
Twelve months ending December 31, 2019	$10,342
Twelve months ending December 31, 2020	$9,042
Twelve months ending December 31, 2021	$8,782
Twelve months ending December 31, 2022	$7,205
Thereafter	$27,298

NOTE 13 – GOODWILL

The following summarizes the changes in the carrying amount of goodwill:

(in thousands)	Power	Renewable	Industrial	Total
Balance at December 31, 2016	$46,220	$48,435	$172,740	$267,395
Increase resulting from Universal acquisition	—	—	14,413	14,413
Third quarter 2017 impairment charges*	—	(49,965)	(36,938)	(86,903)
Currency translation adjustments	1,180	1,530	6,490	9,200
Balance at September 30, 2017	$47,400	$—	$156,705	$204,105

* Prior to September 30, 2017, we had not recorded any goodwill impairment charges.

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date); however, events during 2017 have required two interim assessments of all six of our reporting units. In the second quarter of 2017, significant charges in our Renewable segment was considered to be a triggering event for the interim assessment as of June 30, 2017, which did not indicate impairment. In the third quarter of 2017, our market capitalization significantly decreased to below our equity value, which was considered to be a trigger for a second interim assessment. Additionally, the forecast was reduced for our SPIG reporting unit based on a change in the market strategy implemented by the new segment management to focus on core geographies and products.

Assessing goodwill for impairment involves a two step test. Step 1 of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment loss, if any. Step 2 of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill, and impairment is measured as the excess of the carrying value over the implied value of goodwill. Estimating the fair value of a reporting unit requires significant judgment. The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a 50% weighting of an income approach using a discounted cash flow analysis based on forward-looking projections of future operating results, a 30% to 40% weighting of a market approach using multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") of guideline companies and a 20% to 10% weighting of a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

We primarily attributed the significant decline in our market capitalization in the third quarter of 2017 to the announcement of significant charges in the Renewable reporting unit. Accordingly, we increased the discount rate applied to future projected cash flows from 15.0% at June 30, 2017 to 23.5% at September 30, 2017. As a result of the increase in the discount rate and an increase in the carrying value of the reporting unit, impairment was indicated at September 30, 2017, which measured $50.0 million ($48.9 million net of tax), the full carrying value. Other long-lived assets in the reporting unit were not impaired.

For our SPIG reporting unit, which is included in our Industrial segment, the Step 1 also indicated impairment. At June 30, 2017 and October 1, 2016, the fair value exceeded the carrying value by less than 1% and 5%, respectively. At September 30, 2017, the independently obtained fair value estimates decreased under both the income and market valuation approaches due to a short-term decrease in profitability attributable to specific current contracts and changes in SPIG's market strategy introduced by segment management during the third quarter. The discount rate applied to future projected cash flows was 14.0% and 12.5% at each of the September 30, 2017 and June 30, 2017 interim tests, respectively. Step 2 of the impairment test at September 30, 2017 measured $36.9 million of impairment (with no income tax impact). The SPIG reporting unit has $38.0 million of goodwill remaining after the impairment charge. Other long-lived assets in the reporting unit were not impaired.

For the remaining four reporting units where impairment was not indicated at September 30, 2017, the goodwill balances at September 30, 2017 and the Step 1 goodwill impairment test headroom (the estimated fair value less the carrying value) are as follows:

	Power Segment		Industrial Segment
(in millions)	Power	Construction	MEGTEC	Universal
Reporting unit headroom	60%	98%	12%	18%
Goodwill balance	$38.5	$8.9	$104.3	$14.4

Step 1 of the impairment test for our MEGTEC reporting unit, which is included in our Industrial segment, did not indicate impairment, and the fair value exceeded the carrying value by 12% at September 30, 2017 compared to 3.0% at June 30, 2017 and 22% at October 1, 2016. Under both the income and market valuation approaches, the fair value estimates at the interim assessment data and the second interim assessment date decreased compared to the annual assessment date due to lower projected net sales and EBITDA. Similar to many industrial businesses, the reduction in MEGTEC reporting unit revenues has been the result of a decline in new equipment demand, primarily in the Americas; however, bookings trends have recently improved and backlog at September 30, 2017 is 67% higher than at the same date a year ago. The MEGTEC reporting unit recorded a 15% increase in revenues and a 16% increase in gross profit during the third quarter of 2017. The estimate of fair value of the MEGTEC reporting unit is sensitive to changes in assumptions, particularly assumed discount rates and projections of future operating results under the income approach. The discount rate applied to future projected cash flows was 12.5% and 11.0% at each of the September 30, 2017 and June 30, 2017 interim tests, respectively. Absent any other changes, an increase in the discount rate could result in future impairment of goodwill. Decreases in future projected operating results could also result in future impairment of goodwill.

NOTE 14 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	September 30, 2017	December 31, 2016
Land	$8,802	$6,348
Buildings	121,952	114,322
Machinery and equipment	206,437	189,489
Property under construction	14,218	22,378
	351,409	332,537
Less accumulated depreciation	208,302	198,900
Net property, plant and equipment	$143,107	$133,637

NOTE 15 – WARRANTY EXPENSE

Changes in the carrying amount of our accrued warranty expense are as follows:

	Nine months ended September 30,
(in thousands)	2017	2016
Balance at beginning of period	$40,467	$39,847
Additions	17,818	18,300
Expirations and other changes	(9,053)	(2,945)
Increases attributable to business combinations	1,060	901
Payments	(11,126)	(10,922)
Translation and other	2,064	(217)
Balance at end of period	$41,230	$44,964

During the nine months ended September 30, 2017 and 2016, our Power segment reduced its accrued warranty expense by $4.7 million and $2.2 million, respectively, to reflect the expiration of warranties, and updated its estimated warranty accrual rate to reflect its warranty claims experience and current contractual warranty obligations, which reduced the accrued warranty expense by $4.1 million in the nine months ended September 30, 2017. Additions to the warranty accrual include specific provisions on industrial steam projects totaling $7.1 million and $2.1 million during the nine months ended September 30, 2017 and 2016, respectively.

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension benefits				Other benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$227	$548	$756	$1,137	$3	$6	$11	$18
Interest cost	10,369	10,086	30,905	30,890	(106)	206	255	629
Expected return on plan assets	(14,936)	(15,925)	(44,646)	(46,107)	—	—	—	—
Amortization of prior service cost	29	81	80	335	(561)	—	(2,277)	—
Recognized net actuarial loss	—	645	1,062	30,545	—	—	—	—
Net periodic benefit cost (benefit)	$(4,311)	$(4,565)	$(11,843)	$16,800	$(664)	$212	$(2,011)	$647

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the $1.1 million "Recognized net actuarial loss" for the nine months ended September 30, 2017 in the table above. There were no significant plan settlements or interim mark to market adjustments during the second or third quarters of 2017.

During the second and third quarters of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlement events. In September 2016, lump sum payments from our Canadian pension plan resulted in a $0.1 million pension plan settlement charge. In May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. In April 2016, lump sum payments from our Canadian pension plan resulted in a $1.1 million plan settlement charge. These events resulted in interim mark to market accounting for the respective benefit plans in 2016. Mark to market charges in the three months ended September 30, 2016 were $0.5 million in our Canadian pension plan. Mark to market charges for our United States and Canadian pension plans were $27.5 million in the nine months ended September 30, 2016. The pension mark to market charges were impacted by higher than expected returns on pension plan assets. The weighted-average discount rate used to remeasure the benefit plan liabilities at September 30, 2016 was 3.88%. The effect of these charges and mark to market adjustments are reflected in the 2016 "Recognized net actuarial loss" in the table above.

We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 3 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating losses. The recognized net actuarial loss during the three and nine months ended September 30, 2017 and 2016 was recorded in our condensed consolidated statements of operations in the following line items:

	Pension benefits
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of operations	$—	$580	$954	$30,079
Selling, general and administrative expenses	—	64	106	465
Other	—	—	2	—
Total	$—	$644	$1,062	$30,544

We made contributions to our pension and other postretirement benefit plans totaling $9.8 million and $16.2 million during the three and nine months ended September 30, 2017, respectively, as compared to $1.8 million and $4.4 million during the three and nine months ended September 30, 2016, respectively.

See Note 23 for the future expected effect of FASB ASU 2017-07 on the presentation of benefit and expense related to our pension and post retirement plans.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	September 30, 2017	December 31, 2016
United States	$58,900	$9,800
Foreign	12,398	14,241
Total revolving debt	$71,298	$24,041

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

On February 24, 2017 and August 9, 2017, we entered into amendments to the Credit Agreement (the “Amendments” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (1) permit us to incur the debt under the second lien term loan facility (discussed further in Note 18), (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 amendment, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $500.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP (discussed further in Note 18)), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ended September 30, 2017, limit to no more than $25.0 million any cumulative net income losses attributable to certain Vølund projects, and (17) increase reporting obligations and require us to hire a third-party consultant. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ending December 31, 2018.

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

After giving effect to Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum or (2) the base rate (the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate) plus 4.0% per annum. Interest expense associated with our United States revolving credit facility loans for the three and nine months ended September 30, 2017 was $3.3 million and $7.0 million, respectively. Included in interest expense was $1.3 million and $2.1 million of non-cash amortization of direct financing costs for the three and nine months ended September 30, 2017, respectively. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	6.00:1.0 for the quarter ended September 30, 2017,

•	8.50:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	6.25:1.0 for the quarter ending June 30, 2018,

•	4.00:1.0 for the quarter ending September 30, 2018,

•	3.75:1.0 for the quarter ending December 31, 2018,

•	3.25:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	3.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

The minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.50:1.0 for the quarter ended September 30, 2017,

•	1.00:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	1.25:1.0 for the quarter ending June 30, 2018,

•	1.50:1.0 for each of the quarters ending September 30, 2018 and December 31, 2018,

•	1.75:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	2.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At September 30, 2017, usage under the Amended Credit Agreement consisted of $58.9 million in borrowings at an effective interest rate of 6.88%, $7.7 million of financial letters of credit and $87.2 million of performance letters of credit. At September 30, 2017, we had $94.7 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA, and our leverage (as defined in the Amended Credit Agreement) ratio was 3.00 and our interest coverage ratio was 2.59. In addition, through September 30, 2017, we have used $11.6 million of the $25.0 million of permitted net income losses attributable to our Vølund projects. At September 30, 2017, we were in compliance with all of the covenants set forth in the Amended Credit Agreement.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $14.8 million in aggregate and each have a one year term. At September 30, 2017, we had $12.4 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.17%.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of September 30, 2017 and December 31, 2016 was $279.1 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $472.3 million.

NOTE 18 – SECOND LIEN TERM LOAN FACILITY

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of American Industrial Partners ("AIP"), governing a second lien term loan facility. The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which was borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which may be drawn in a single draw prior to June 30, 2020, subject to certain conditions. Through September 30, 2017, we have not utilized the delayed draw term loan facility.

Borrowings under the second lien term loan, other than the delayed draw term loan, have a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan have a coupon interest rate of 12% per annum, in each case payable quarterly. Undrawn amounts under the delayed draw term loan accrue a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and any borrowings we may make under the delayed draw term loan have a scheduled maturity of December 30, 2020.

In connection with our entry into the second lien term loan facility, we used $50.9 million of the proceeds to repurchase approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP, which was one of the conditions precedent for the second lien term loan facility. Based on observable and unobservable market data, we determined the fair value of the shares we repurchased from the related party on August 9, 2017 was $16.7 million. We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase. The $34.2 million difference between the share repurchase price and the fair value of the repurchased shares was recorded as a discount on the second lien term facility borrowing. Non-cash amortization of the debt discount and direct financing costs will be accreted to the carrying value of the loan through interest expense over the term of the second lien term loan facility utilizing the effective interest method and an effective interest rate of 18.64%.

The carrying value of the second lien term loan facility at September 30, 2017 was as follows (in thousands):

Face value	Unamortized debt discount and direct financing costs	Net carrying value
$175,884	$37,500	$138,384

Interest expense associated with our second lien credit agreement is comprised of the following:

(in thousands)	Actual for the period August 9, 2017 through September 30, 2017	Forecasted for the period October 1, 2017 through December 31, 2017	Forecasted for the period January 1, 2018 through December 31, 2018
Coupon interest (10%)	$2,554	$4,433	$17,588
Amortization of financing costs and discount	$1,095	$2,119	$9,678
Total interest expense	$3,649	$6,552	$27,266

Borrowings under the Second Lien Credit Agreement are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by second-priority liens on certain assets owned by us and the guarantors. The Second Lien Credit Agreement requires interest payments on loans on a quarterly basis until maturity. Voluntary prepayments made during the first year after closing are subject to a make-whole premium, voluntary prepayments made during the second year after closing are subject to a 3.0% premium and voluntary prepayments made during the third year after closing are subject to a 2.0% premium. The Second Lien Credit Agreement requires us to make certain prepayments on any outstanding loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions and a right to reinvest such proceeds in certain circumstances, and subject to certain restrictions contained in an intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement.

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

A jury trial took place in mid-November 2016. Some of ARPA’s claims were dismissed by the judge during the trial. The jury’s verdict on the remaining claims was rendered on November 21, 2016. The jury found in favor of B&W with respect to ARPA’s claims of fraudulent concealment and negligent misrepresentation and on one of ARPA’s claims of breach of contract. The jury found in favor of ARPA on the three remaining claims for breach of contract and awarded damages totaling $4.2 million, which exceeded the previous $2.3 million accrual we established in 2012 by $1.9 million. We increased our accrual by $1.9 million in the fourth quarter of 2016. At September 30, 2017 and December 31, 2016, $4.2 million was included in other accrued liabilities in our consolidated balance sheet, and we have posted a bond pending resolution of post-trial matters.

ARPA also requested that pre-judgment interest of $4.1 million plus post-judgment interest at a rate of 0.77% compounded annually be added to the judgment, together with certain litigation costs. The court granted ARPA $3.7 million of pre-

judgment interest on July 21, 2017, which we recorded in our June 30, 2017 condensed consolidated financial statements in other accrued liabilities and interest expense. B&W commenced an appeal of the judgment on August 18, 2017, and ARPA filed a notice of cross appeal on August 31, 2017.

Stockholder litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The complaints were brought on behalf of a putative class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. During the third quarter of 2017, the plaintiff further amended its complaint. As amended, the complaint now purports to cover investors who purchased shares between June 17, 2015 and August 9, 2017.

The plaintiff in the Stockholder Litigation alleges fraud, misrepresentation and a course of conduct relating to the facts surrounding certain projects underway in the Company's Renewable segment, which, according to the plaintiff, had the effect of artificially inflating the price of the Company's common stock. The plaintiff further alleges that stockholders were harmed when the Company disclosed on February 28, 2017 and August 9, 2017 that it would incur losses on these projects. The plaintiff seeks an unspecified amount of damages.

We believe the allegations in the Stockholder Litigation are without merit, and that the outcome of the Stockholder Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 20 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2017 and 2016, we had deferred approximately $2.5 million and $3.4 million, respectively, of net gains on these derivative financial instruments in accumulated other comprehensive income ("AOCI").

At September 30, 2017, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $121.2 million at September 30, 2017 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our United States revolving credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our United States revolving credit facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	September 30, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$1,694	$3,805
Other assets	750	665
Accounts payable	542	1,012
Other liabilities	183	213

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$1,238	$105
Accounts payable	2,594	403
Other liabilities	8	7

The effects of derivatives on our financial statements are outlined below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$398	$1,419	$2,642	5,476
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	2,092	1,940	8,094	4,524
Cost of operations	159	24	113	57
Other-net	(7,930)	(445)	(7,438)	(1,065)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(7,005)	1,607	(10,524)	3.408

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(1,364)	$(154)	$(1,709)	$(567)

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

(in thousands)
Available-for-sale securities	September 30, 2017	Level 1	Level 2	Level 3
Commercial paper	$5,394	$—	$5,394	$—
Mutual funds	1,286	—	1,286	—
U.S. Government and agency securities	7,243	7,243	—	—
Total fair value of available-for-sale securities	$13,923	$7,243	$6,680	$—

(in thousands)
Available-for-sale securities	December 31, 2016	Level 1	Level 2	Level 3
Commercial paper	$6,734	$—	$6,734	$—
Certificates of deposit	2,251	—	2,251	—
Mutual funds	1,152	—	1,152	—
Corporate bonds	750	750	—	—
U.S. Government and agency securities	7,104	7,104	—	—
Total fair value of available-for-sale securities	$17,991	$7,854	$10,137	$—

Derivatives	September 30, 2017	December 31, 2016
Forward contracts to purchase/sell foreign currencies	$355	$2,940

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2017 and December 31, 2016.

Non-recurring fair value measurements

The purchase price allocation associated with the January 11, 2017 acquisition of Universal required significant fair value measurements using unobservable inputs. The fair value of the acquired intangible assets was determined using the income approach (see Note 4).

The other-than-temporary impairment of our equity method investment in TBWES (see Note 11) required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). We determined the impairment charge by first determining an estimate of the price that could be received to sell the assets and transfer the liabilities held by TBWES in an orderly transaction between market participants at June 30, 2017. The fair value of TBWES's net assets was determined through a combination of the cost approach, a market approach and an income approach.

Our interim goodwill impairment test and third quarter impairment charge required significant fair value measurements using unobservable inputs (see Note 13). The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations. The fair value of the assets and liabilities for the Renewable and SPIG reporting units determined under Step 2 of the goodwill impairment test were based on either an income or market approach.

The measurement of the net actuarial loss associated with our Canadian pension plan was determined using unobservable inputs (see Note 16). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

The determination of the estimated fair value of the related party share repurchase required significant fair value measurements using unobservable inputs (see Note 18). We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase.

NOTE 22 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2017 and 2016, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2017	2016
Accrued capital expenditures in accounts payable	$1,118	$2,543

During the nine months ended September 30, 2017 and 2016, we recognized the following cash activity in our condensed consolidated financial statements:

(in thousands)	2017	2016
Income tax payments (refunds), net	$(11,190)	$11,289
Interest payments on our United States revolving credit facility	$2,876	$40
Interest payments on our second lien term loan facility	$2,492	$—

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. This will affect not only how we present net periodic benefit cost, but also how we present segment gross profit and operating income upon adoption. The new accounting standard is effective for us beginning in 2018. We have assessed the impact of adopting the new standard on our consolidated statement of operations and determined the required reclassifications will primarily impact our Power segment's gross profit. The changes in the classification of the historical components of net periodic benefit costs are summarized in the following table:

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

New accounting standards that were adopted during the nine months ended September 30, 2017 are summarized as follows:

In the nine months ended September 30, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This new accounting standard has affected how we account for share-based payments, with the most significant impact being the impact of income taxes associated with share-based compensation. Subsequent to adoption, the income tax effects related to share-based payments will be recorded as a component of income tax expense (or benefit) as they occur, rather than being classified as a component of additional paid-in capital. In addition, the effect of excess tax benefits will now be presented in the cash flow statement as an operating activity. We prospectively adopted the new accounting standard. See Note 7 for the effect on the statement of operations for the three and nine months ended September 30, 2017.

In the nine months ended September 30, 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new accounting standard requires that first-in, first-out inventory be measured at the lower of cost or net realizable value. Under GAAP prior to the adoption of this new accounting standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value minus a normal profit margin. Although this new accounting standard raises the threshold on when charges against inventory can occur, we do not expect a significant impact because we have not had significant inventory charges in the past. We prospectively adopted the new accounting standard and it had no impact on our condensed consolidated financial statements for the three or nine months ended September 30, 2017.

NOTE 24 – SUBSEQUENT EVENT

In the third quarter of 2017 and through the date of this report, we have announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions include a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions include reduction of approximately 30% of B&W Vølund's workforce, which will right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance of plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides the Company with a lower risk profile and aligns with B&W's strategy of being an industrial and power equipment technology and solutions provider. Other actions are focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total estimated costs associated with these restructuring actions are anticipated to be approximately $20 million, most of which will be recognized in the fourth quarter of 2017, and the estimated annual savings are expected to be approximately $45 million in 2018.

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

Our Renewable segment continued to make progress towards completing its portfolio of European renewable energy projects in the third quarter of 2017, represented by a $60.4 million increase in revenue compared to the second quarter of 2017. Our near break-even gross profit in the Renewable segment in the third quarter of 2017 is a result of recognizing gross profit on our loss contracts only to the extent there are current changes in estimated losses at completion. In September 2017, we identified the failure of a structural steel beam on one of these projects, which temporarily stopped work in the boiler building pending corrective actions to stabilize the structure that are expected to be complete in the fourth quarter of 2017. The engineering, design and manufacturing of the steel structure were the responsibility of subcontractors. A similar design was also used on two of the other projects, and although no structural failure occurred on these other two projects, work was stopped for a short period of time while reinforcement of the structures is completed. The costs related to these structural steel issues is estimated to be approximately $20 million, primarily related to project delays, and is included as a current charge in the third quarter of 2017. Also in the third quarter of 2017, we adjusted the design of three of these renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. The bonus opportunities increased the estimated selling price of the three contracts by approximately $15 million in total, and this positive change in estimated cost to complete was fully recognized in the third quarter of 2017 because each of these three were loss projects.

Our Power segment continued to deliver gross margins consistent with our expectations in the third quarter of 2017. As previously disclosed, we anticipated a future decline in the coal power generation markets and proactively responded by restructuring our Power segment to help us hold gross margins. Our 2016 restructuring has been effective, and the Power segment's gross margin percentage has not significantly changed despite the 4.5% decline in revenues in the third quarter of 2017 compared to the same quarter in 2016 and the 19.7% decline in revenues in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The Power segment also continues to benefit from consistent, effective contract execution.

The primary driver of the increase in Industrial segment revenues in the third quarter of 2017 was the $16.0 million contribution from Universal Acoustic & Emissions Technology, Inc. ("Universal"), which was acquired on January 11, 2017. The acquisition benefited the Industrial segment's gross profit in the third quarter of 2017, which helped offset the impact of a change in the product mix and challenges related to completing several cooling systems projects. Our MEGTEC business unit recorded sequential increases in quarterly bookings in 2017, which added to strong 2017 bookings at our SPIG business unit, and we expect continued improvement in the Industrial markets to benefit this segment.

We recorded goodwill impairment charges of $86.9 million in the third quarter of 2017. In the quarter, our market capitalization significantly decreased to below our stockholders' equity, which we attributed to the announcement of our second quarter 2017 results that included significant charges in the Renewable reporting unit. Accordingly, we increased the discount rate applied to future projected cash flows, which resulted in a $50.0 million goodwill impairment charge in our Renewable segment. Additionally in the third quarter of 2017, the forecast was reduced for our SPIG reporting unit based on a change in the market strategy implemented by the new segment management to focus on core geographies and products. The forecast reduction in combination with a short-term decrease in profitability attributable to specific current contracts and an increase in the discount rate applied to future projected cash flows resulted in a $36.9 million impairment charge to the SPIG reporting unit within the Industrial segment.

In the third quarter of 2017 and through the date of this report, we have announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions include a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, selling, general and administrative ("SG&A") expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions include reduction of approximately 30% of B&W Vølund's workforce, which will right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides us with a lower risk profile and aligns with our strategy of being an industrial and power equipment technology and solutions provider. Other actions are focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total estimated costs associated with these restructuring actions are anticipated to be less than $20 million, most of which will be recognized in the fourth quarter of 2017, and the estimated annual savings are expected to be at least $45 million in 2018.

We used $19.7 million of cash in the third quarter of 2017. Net borrowings on our United States revolving credit facility were $59.2 million, which included the repayment of $115.5 million of the revolving credit facility balance with net proceeds from the issuance of our second lien term loan on August 9, 2017. Our use of cash was primarily to fund progress on our Renewable segment contracts. We expect our operations to use cash through the fourth quarter of 2017 and first part of 2018, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash is expected to be funded in part through borrowings from our United States revolving credit facility.

Year-over-year comparisons of our results were also affected by:

•
$4.0 million and $8.8 million of intangible amortization expense in the third quarters of 2017 and 2016, respectively, and $14.5 million and $11.9 million of expense in the nine months ended September 30, 2017 and 2016, respectively. We expect $18.0 million of amortization expense in the full year 2017 compared to $19.9 million of amortization in the full year 2016.

•
$3.6 million and $7.9 million of restructuring expense was recognized in the third quarter and nine months ended September 30, 2017, respectively, compared to $2.0 million and $34.6 million of restructuring expense in the third quarter and nine months ended September 30, 2016, respectively. The pre-2017 actions restructured our business that serves the power generation market in advance of lower demand projected for power generation from coal in the United States. The 2017 restructuring actions were implemented to help the Power segment continue to manage its fixed costs, align our Renewable segment with the changing business model and achieve SG&A cost savings.

•
$0.2 million and $1.0 million and of expense related to the spin-off from our former Parent was recognized in the third quarter and nine months ended September 30, 2017, respectively, compared to $0.4 million and $3.4 million in the third quarter and nine months ended September 30, 2016, respectively. The costs were primarily attributable to employee retention awards.

•
$3.7 million of interest payable was awarded by the court based on the outcome of our appeal of the November 21, 2016 Arkansas River Power Authority ("ARPA") trial verdict, which was recorded as an increase in interest expense during the nine months ended September 30, 2017.

•
$0.3 million and $0.8 million of SG&A expenses in the third quarters of 2017 and 2016 associated with acquisition and integration costs related to SPIG and Universal, respectively, and $3.1 million and $1.9 million of acquisition and integration costs in the nine months ended September 30, 2017 and 2016, respectively.

•
$1.1 million of actuarially determined mark to market losses were recognized in the nine months ended September 30, 2017, which relate to lump sum settlement payments from our Canadian pension plan in the first quarter of 2017.

•
$0.6 million and $30.5 million of actuarially determined mark to market pension losses in the quarter and nine months ended September 30, 2016, respectively, were triggered by the closure of our West Point, Mississippi manufacturing facility in May 2016 that resulted in a curtailment in our United States pension plan and lump sum payments from our Canadian pension plan in April 2016 that resulted in plan settlements.

Our third quarter and year to date segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. 2016

Selected financial highlights are presented in the table below:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues:
Power segment	$202,222	$211,749	$(9,527)	$612,274	$762,293	$(150,019)
Renewable segment	108,557	124,344	(15,787)	262,168	293,593	(31,425)
Industrial segment	99,288	76,809	22,479	281,734	147,275	134,459
Eliminations	(1,364)	(1,947)	583	(6,540)	(4,882)	(1,658)
	408,703	410,955	(2,252)	1,149,636	1,198,279	(48,643)
Gross profit (loss):
Power segment	40,629	48,896	(8,267)	132,653	170,903	(38,250)
Renewable segment	181	18,592	(18,411)	(100,119)	14,468	(114,587)
Industrial segment	9,461	14,601	(5,140)	34,240	33,506	734
Intangible amortization expense included in cost of operations	(2,984)	(7,752)	4,768	(11,455)	(8,833)	(2,622)
Mark to market adjustments included in cost of operations	—	(580)	580	(954)	(30,079)	29,125
	47,287	73,757	(26,470)	54,365	179,965	(125,600)
Goodwill impairment charges	(86,903)	—	(86,903)	(86,903)	—	(86,903)
SG&A expenses	(59,225)	(59,615)	390	(192,742)	(179,225)	(13,517)
Restructuring activities and spin-off transaction costs	(3,775)	(2,395)	(1,380)	(8,910)	(38,021)	29,111
Research and development costs	(2,291)	(2,361)	70	(7,454)	(8,273)	819
Intangible amortization expense included in SG&A	(1,016)	(1,018)	2	(2,999)	(3,071)	72
Mark to market adjustments included in SG&A	—	(64)	64	(106)	(465)	359
Equity in income of investees	1,234	2,827	(1,593)	4,813	4,887	(74)
Impairment of equity method investment	—	—	—	(18,193)	—	(18,193)
Gains (losses) on asset disposals, net	(59)	2	(61)	(63)	17	(80)
Operating income (loss)	$(104,748)	$11,133	$(115,881)	$(258,192)	$(44,186)	$(214,006)

Condensed and consolidated results of operations

Three months ended September 30, 2017 vs. 2016

Revenues decreased by $2.3 million to $408.7 million in the third quarter of 2017 as compared to $411.0 million in the third quarter of 2016. Anticipated decreases in construction activities associated with new build and retrofit projects in the Power segment and a decrease in the revenue recognized in the Renewable segment resulting from ongoing performance challenges on our renewable energy contracts were partially offset by the increase in revenue in the Industrial segment resulting from the acquisition of Universal on January 11, 2017.

In the third quarter of 2017, we had consolidated gross profit of $47.3 million, which compares to gross profit of $73.8 million in the third quarter of 2016, a decrease of $26.5 million. The primary drivers of the decrease were the six uncompleted European loss contracts in the Renewable segment (see Note 5 in the condensed consolidated financial statements), productivity issues on new build cooling system projects in the Industrial segment and the volume impact of the decline in the Power segment's revenues, which were partially offset by the gross profit contribution from the Universal acquisition. Intangible asset amortization expense is discussed in further detail in the sections below.

Our goodwill impairment charges, restructuring expense and equity in income of investees are discussed in further detail in the sections below.

Nine months ended September 30, 2017 vs. 2016

Revenues decreased by $48.6 million to $1.15 billion in the nine months ended September 30, 2017 as compared to $1.20 billion for the corresponding nine month period in 2016. The primary decreases were in construction activities associated with new build and retrofit projects in the Power segment and a decrease in the revenue recognized in the Renewable segment resulting from ongoing performance challenges on six of our renewable energy contracts. These declines were partially offset by the increase in revenue in the Industrial segment resulting from the acquisitions of SPIG and Universal.

Gross profit decreased by $125.6 million to $54.4 million in the nine months ended September 30, 2017 as compared to $180.0 million in the corresponding period in 2016. The primary drivers of the decrease were the six uncompleted European loss contracts in the Renewable segment (see Note 5 in the condensed consolidated financial statements) and the impact of the decline in the Power segment's revenues, which were partially offset by gross profit contributions from the SPIG and Universal acquisitions. Intangible asset amortization expense is discussed in further detail in the sections below.

Excluding amortization of intangible assets and pension mark to market adjustments, SG&A expenses increased by $13.5 million in the nine months ended September 30, 2017 to $192.7 million as compared to $179.2 million in the corresponding nine month period in 2016, primarily related to adding the SPIG and Universal businesses and ongoing project support activities in the Renewable segment, partially offset by savings from our 2016 restructuring actions. Intangible asset amortization expense and pension mark to market adjustments are discussed in further detail in the sections below.

Equity in income of investees during the nine months ended September 30, 2017 includes a $18.2 million other-than-temporary-impairment of our investment in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") that we recorded in the second quarter of 2017. The impairment charge was a result of the strategic change we and our joint venture partner have made due to the decline in forecasted market opportunities in India.

Our goodwill impairment charges and restructuring expense are discussed in further detail in the sections below.

Power

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$202,222	$211,749	$(9,527)	$612,274	$762,293	$(150,019)
Gross profit	$40,629	$48,896	$(8,267)	$132,653	$170,903	$(38,250)
Gross margin %	20%	23%		22%	22%

Three months ended September 30, 2017 vs. 2016

Revenues decreased 4%, or $9.5 million, to $202.2 million in the third quarter of 2017, compared to $211.7 million in the corresponding quarter in 2016. The revenue decrease is attributable to the anticipated decline in the coal power generation market, and primarily impacted our new build utility and environmental product and service line due to a decrease in construction activity. We resized our business in anticipation of these declines with our 2016 restructuring actions. Partially offsetting the revenue decrease was an increase in revenues associated with our retrofits product and service line in the third quarter of 2017 compared to the corresponding quarter in 2016.

Gross profit decreased 17%, or $8.3 million, to $40.6 million in the quarter ended September 30, 2017, compared to gross profit of $48.9 million in the corresponding quarter in 2016. We were able to largely maintain our gross margin percentage as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to the third quarter of 2016, the primary decrease in gross profit in the third quarter of 2017 was attributable to the decrease in gross profit from a lower volume of construction activity associated with our new build utility and environmental equipment product and service line. Also contributing to the decrease were fewer net improvements on projects that were completed this year versus last year.

Nine months ended September 30, 2017 vs. 2016

Revenues decreased 20%, or $150.0 million, to $612.3 million in the nine months ended September 30, 2017, compared to $762.3 million in the corresponding nine month period in 2016. The revenue decrease is attributable to the anticipated decline in the coal power generation market discussed above. Compared to the nine months ended September 30, 2016, the primary decrease in revenues in the nine months ended September 30, 2017 was attributable to a decline new build utility and environmental equipment and retrofit projects primarily due to a decrease in construction activity. Partially offsetting those declines in revenues was an increase in industrial steam generation revenues in the nine months ended September 30, 2017 compared to the corresponding nine month period in 2016.

Gross profit decreased 22%, or $38.3 million, to $132.7 million in the nine months ended September 30, 2017, compared to $170.9 million in the corresponding nine month period in 2016. We were able to maintain our gross margin percentage as a result of the 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to the nine months ended September 30, 2016, the decrease in gross margins are attributable to the same reasons discussed in the three month explanations above.

Renewable

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$108,557	$124,344	$(15,787)	$262,168	$293,593	$(31,425)
Gross profit (loss)	$181	$18,592	$(18,411)	$(100,119)	$14,468	$(114,587)
Gross margin %	—%	15%		(38)%	5%

Three months ended September 30, 2017 vs. 2016

Revenues decreased 13%, or $15.8 million, to $108.6 million in the third quarter of 2017, compared to $124.3 million in the corresponding quarter in 2016. The number of contracts and level of activity in the segment during the third quarter of 2017 and 2016 were comparable. The $15.8 million decrease in revenue in the third quarter of 2017 was primarily attributable to revisions in our estimates of progress and estimated liquidated damages on six of our renewable energy contracts.

Gross profit decreased $18.4 million in the third quarter of 2017 to $0.2 million, compared to $18.6 million in the corresponding quarter in 2016. The decrease was primarily a result of six renewable energy loss contracts that remained uncompleted as of September 30, 2017.The loss contracts are not expected to contribute any gross profit to the Renewable segment throughout 2017 unless there are revisions to our estimated revenues or costs at completion in future periods.

Nine months ended September 30, 2017 vs. 2016

Revenues decreased 11% in the nine months ended September 30, 2017 to $262.2 million, compared to $293.6 million in the corresponding nine month period in 2016. The number of contracts and level of activity in the segment during the nine months ended September 30, 2017 and 2016 were comparable. The decrease in revenues in the nine months ended September 30, 2017 is due to the same reasons noted in the three month explanations above.

Gross profit decreased in the nine months ended September 30, 2017 to a loss of $100.1 million, compared to gross profit of $14.5 million in the corresponding nine month period in 2016. Changes in estimates to complete our renewable energy contracts resulted in $123.8 million in charges during the nine months ended September 30, 2017.

See Note 5 in the condensed consolidated financial statements for additional information on the impact of the segment's renewable energy contracts on our results of operations in the third quarters and nine months ended September 30, 2017 and 2016.

Industrial

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$99,288	$76,809	$22,479	$281,734	$147,275	$134,459
Gross profit	$9,461	$14,601	$(5,140)	$34,240	$33,506	$734
Gross margin %	10%	19%		12%	23%

Three months ended September 30, 2017 vs. 2016

Revenues increased 29%, or $22.5 million, to $99.3 million in the third quarter of 2017, compared to $76.8 million in the corresponding quarter in 2016. The increase in revenues in the Industrial segment is attributable to organic growth from new build cooling systems projects, complemented by the acquisition of Universal on January 11, 2017, which added $16.0 million of revenue in the third quarter of 2017.

Gross profit decreased 35%, or $5.1 million, to $9.5 million in the third quarter of 2017, compared to $14.6 million in the corresponding quarter in 2016. The acquisition of Universal contributed $3.3 million of gross profit in the third quarter of 2017. The year-over-year net decrease in gross margin percentage reflects product mix, as new build cooling system projects generally have lower margins than other products and services in the segment. In addition, the Industrial segment's gross profit in the third quarter of 2017 also was affected by productivity issues on new build cooling system projects. The productivity issues caused us to increase project cost estimates and deploy additional resources to complete the projects on time.

Nine months ended September 30, 2017 vs. 2016

Revenues increased 91%, or $134.5 million, to $281.7 million in the nine months ended September 30, 2017, compared to $147.3 million in the corresponding nine month period in 2016. The increase in revenues in the Industrial segment is primarily attributable to the July 1, 2016 acquisition of SPIG and the January 11, 2017 acquisition of Universal, which together added $193.1 million of revenue in the nine months ended September 30, 2017. Partially offsetting the increase is a $20.4 million decline in revenues attributable to environmental solutions sales in the United States, primarily in the first half of 2017.

Gross profit increased 2%, or $0.7 million, to $34.2 million in the nine months ended September 30, 2017, compared to $33.5 million in the corresponding nine month period in 2016. The acquisitions of SPIG and Universal contributed $12.6 million of gross profit in the nine months ended September 30, 2017. The year-over-year decrease in gross margins are attributable to the same reasons discussed in the three month explanations above.

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

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Power	$122	$198	$476	$623
Renewable	35	(2)	86	124
Industrial	100	70	360	133
Other/eliminations	(2)	—	(40)	—
Bookings	$255	$266	$881	$880

(In approximate millions)	September 30, 2017	December 31, 2016	September 30, 2016
Power	$482	$618	$668
Renewable	1,064	1,241	1,289
Industrial	317	216	233
Other/eliminations	(37)	(3)	—
Backlog	$1,826	$2,072	$2,190

Of the backlog at September 30, 2017, we expect to recognize revenues as follows:

(In approximate millions)	2017	2018	Thereafter	Total
Power	$155	$157	$170	$482
Renewable	129	232	703	1,064
Industrial	71	246	—	317
Other/eliminations	—	6	(43)	(37)
Backlog	$355	$641	$830	$1,826

Goodwill impairment

We recorded goodwill impairment charges of $86.9 million ($85.8 million net of tax) in the third quarter of 2017, which included a $50.0 million charge in the Renewable reporting unit and a $36.9 million charge in the SPIG reporting unit. The reasons for the charges and related assumptions made by management are described in Note 13 to the condensed consolidated financial statements. The third quarter 2017 impairment charges eliminated all of the Renewable reporting unit's goodwill balance at September 30, 2017, and $38.0 million of the SPIG reporting unit's goodwill balance remains after the impairment charge; long-lived assets in the two reporting units were not impaired.

SG&A expenses

SG&A expenses, excluding intangible asset amortization expense and pension mark to market adjustments, decreased by $0.4 million to $59.2 million in the third quarter of 2017, as compared to $59.6 million in the third quarter of 2016. The primary reasons for the decrease are the $8.7 million of SG&A savings from our 2016 restructuring focused on the Power segment and $0.5 million lower acquisition and integration costs, partially offset by $4.1 million of increased costs to support ongoing Renewable projects and a $4.7 million increase resulting from the Universal acquisition and other support activities in the Industrial segment.

SG&A expenses, excluding intangible asset amortization expense and pension mark to market adjustments, increased by $13.5 million in the nine months ended September 30, 2017 to $192.7 million, as compared to $179.2 million in the nine months ended September 30, 2016. SG&A increased by $20.2 million from the SPIG and Universal acquisitions, and $13.3 million to support ongoing Renewable projects, partially offset by $21.9 million of savings from our 2016 restructuring actions focused on the Power segment.

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $2.3 million and $2.4 million for the quarter ended September 30, 2017 and 2016, respectively, and $7.5 million and $8.3 million for the nine months ended September 30, 2017 and 2016, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

2017 Restructuring activities

In the third quarter of 2017 and through the date of this report, we have announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions include a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions include reduction of approximately 30% of B&W Vølund's workforce, which will right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides us with a lower risk profile and aligns with our strategy of being an industrial and power equipment technology and solutions provider. Other actions are focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total estimated costs associated with these restructuring actions are anticipated to be approximately $20 million, most of which will be recognized in the fourth quarter of 2017, and the estimated annual savings are expected to be approximately $45 million in 2018.

Pre-2017 Restructuring activities

Our series of restructuring activities prior to 2017 were intended to help us maintain margins, make our costs more variable and allow our business to be more flexible. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. This new matrix organization and operating model required different competencies and, in some cases, changes in leadership. While primarily applicable to our Power segment, our restructuring actions also benefit the Renewable and Industrial segments to a lesser degree. As demonstrated in our segment gross margin percentages, notwithstanding the challenges in our Renewable segment, we have achieved our objective of maintaining gross margins in the Power segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

On June 28, 2016, we announced actions to restructure our power business in advance of lower projected demand for power generation from coal in the United States. These restructuring actions were primarily in the Power segment. Additionally, we announced leadership changes on December 6, 2016, which included the departure of members of management in our Renewable segment. The costs associated with these restructuring activities totaled $0.4 million and $4.0 million in the third quarter and nine months ended September 30, 2017, respectively, and were primarily related to $0.4 million and $2.4 million of employee severance in the third quarter and nine months ended September 30, 2017, respectively. This compares to the $1.4 million of charges in the third quarter and nine months ended September 30, 2016, respectively, which consisted of $0.5 million of employee severance costs, a $0.1 million non-cash impairment of the long-lived assets at B&W's one coal power plant and $0.8 million of costs related to organizational realignment of personnel and processes. We expect additional restructuring charges of up to $0.1 million, primarily related to additional manufacturing facility consolidation initiatives that will extend through the fourth quarter of 2017.

The restructuring initiatives announced prior to 2016 were intended to better position us for growth and profitability. They have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $0.5 million and $0.6 million in the third quarter of 2017 and 2016, respectively. These costs were $1.0 million and $3.8 million in the nine months ended September 30, 2017 and 2016, respectively. We expect nominal additional restructuring charges during the fourth quarter of 2017, primarily related to facility demolition and consolidation activities.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the third quarter and nine months ended September 30, 2017, we recognized spin-off costs of $0.2 million and $1.0 million, respectively. In the third quarter and nine months ended September 30, 2016, we recognized spin-off costs of $0.4 million and $3.4 million, respectively. In the second quarter of 2017, we disbursed $1.9 million of the accrued retention awards. Approximately $0.5 million of such costs remain, which we expect to be recognized through June 30, 2018.

Equity in income (loss) of investees

Our primary equity method investees included joint ventures in China and India, each of which manufactures boiler parts and equipment. Excluding the impairment described below, Equity in income of investees in the third quarter of 2017 decreased $1.6 million to $1.2 million from $2.8 million in the third quarter of 2016. The decrease in equity income of investees in the third quarter of 2017 is primarily attributable to winding down the joint venture in India as described in Note 11 to the condensed consolidated financial statements and to the December 22, 2016 sale of all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"). HMA contributed $0.6 million and $1.5 million to our equity in income of investees in the third quarter of 2016 and the nine months ended September 30, 2016, respectively.

At September 30, 2017, our total investment in equity method investees was $87.4 million, which included a $58.7 million investment in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"). Based in China, BWBC designs, manufactures and sells various power plant boilers and related aftermarket equipment. BWBC has been profitable historically, and we have determined that no other-than-temporary-impairment has occurred based on the value of its cash on hand, long-lived assets and expected future cash flows.

Our investment in equity method investees also included a investment in TBWES, which has a manufacturing facility intended primarily for new build coal boiler projects in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, which reduced the expected recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized a $18.2 million other-than-temporary-impairment of our investment in TBWES in the second quarter of 2017. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets. After recording the impairment charge, our remaining investment in TBWES at September 30, 2017 was $26.0 million.

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

Intangible asset amortization expense

We recorded $4.0 million and $8.8 million of intangible amortization expense during the third quarters of 2017 and 2016, respectively, and $14.5 million and $11.9 million of expense during the nine months ended September 30, 2017 and 2016, respectively. The increase in amortization expense is attributable to our last two business combinations, which increased our intangible assets by $74.7 million.

We acquired $55.2 million of intangible assets in the July 1, 2016 acquisition of SPIG. Amortization of the SPIG intangible assets resulted in $1.9 million and $7.1 million of expense during the third quarter of 2017 and 2016, respectively, and $7.3 million and $7.1 million of expense during the nine months ended September 30, 2017 and 2016, respectively.

We acquired $19.5 million of intangible assets in the January 11, 2017 acquisition of Universal. Amortization of the Universal intangible assets resulted in $0.5 million in the third quarter of 2017 and $2.6 million of expense during the nine months ended September 30, 2017.

We expect total intangible amortization expense of $3.6 million in the fourth quarter of 2017.

Market to market adjustments

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the $1.1 million "Recognized net actuarial loss." There were no significant plan settlements or interim mark to market adjustments during the second or third quarters of 2017.

During the second and third quarters of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlement events. In September 2016, lump sum payments from our Canadian pension plan resulted in a $0.1 million pension plan settlement charge. In May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. In April 2016, lump sum payments from our Canadian pension plan resulted in a $1.1 million plan settlement charge. These events resulted in interim mark to market accounting for the respective benefit plans in 2016. Mark to market charges in the three months ended September 30, 2016 were $0.5 million in our Canadian pension plan. Mark to market charges for our United States and Canadian pension plans were $27.5 million in the nine months ended September 30, 2016. The pension mark to market charges were impacted by higher than expected returns on pension plan assets. The weighted-average discount rate used to remeasure the benefit plan liabilities at September 30, 2016 was 3.88%. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss."

Provision for income taxes

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	$ Change	2017	2016	$ Change
Income (loss) before income taxes	$(119,728)	$10,628	$(130,356)	$(279,424)	$(44,586)	$(234,838)
Income tax expense (benefit)	$(5,639)	$1,617	$(7,256)	$(7,644)	$(790)	$(6,854)
Effective tax rate	4.7%	15.2%		2.7%	1.8%

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

Income (loss) before the provision for income taxes generated in the United States and foreign locations for the quarters ended September 30, 2017 and 2016 is presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
United States	$(3,653)	$8,831	$(41,070)	$(20,611)
Other than United States	(116,075)	1,797	(238,354)	(23,975)
Income (loss) before income taxes	$(119,728)	$10,628	$(279,424)	$(44,586)

See Note 7 to the condensed consolidated financial statements for explanation of differences between our effective income tax rate and our statutory rate.

Liquidity and capital resources

At September 30, 2017, our cash and cash equivalents totaled $48.1 million and we had $209.7 million of total borrowings ($247.2 million face value before debt discounts). In general, our foreign cash balances are not available to fund our United States operations unless the funds are repatriated or used to repay intercompany loans made from the United States to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. $44.8 million of our $48.1 million of unrestricted cash and cash equivalents at September 30, 2017 was held by foreign entities. We presently have no plans to repatriate these funds to the United States as we believe that our United States liquidity is sufficient to meet the anticipated cash requirements of our United States operations.

Historically, our primary sources of liquidity have been cash from operations, borrowings under our United States revolving credit facility and borrowings under foreign revolving credit facilities. Our borrowing capacity under our United States revolving credit facility is primarily limited by the financial covenants, which are most significantly affected by our trailing 12 months EBITDA (as defined in the credit agreement governing the facility). The significant loss accruals we recorded in the second quarter of 2017 and the fourth quarter of 2016 reduced our trailing 12 months EBITDA and, in turn, our ability to comply with our financial covenants. Accordingly, we amended our credit agreement in February 2017 and August 2017 to, among other things, provide covenant relief.

To provide additional liquidity, we entered into a second lien term loan facility on August 9, 2017 with an affiliate of American Industrial Partners ("AIP"). The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of $20.0 million, which may be drawn in a single draw prior to June 30, 2020, subject to certain conditions. On August 9, 2017, we used $125.0 million of the second lien term loan proceeds to repay borrowings outstanding under our United States revolving credit facility and pay fees and expenses related to the second lien term loan facility and the amendment of our United States revolving credit facility. The balance of the second lien term loan proceeds were used to repurchase approximately 4.8 million shares of our common stock held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the second lien term loan facility. As described in Note 18 to the condensed consolidated financial statements, the difference between the price paid for the shares and the estimated fair value of the shares repurchased was treated as a debt discount together with the direct financing costs.

We had approximately $94.7 million of availability under our United States revolving credit facility as of September 30, 2017. Based on the amended United States revolving credit and second lien term loan facilities, we believe we have adequate sources of liquidity at September 30, 2017 to meet our cash requirements. Our assessment is based on our operating forecast, backlog, cash on-hand, borrowing capacity, planned capital investments and ability to manage future discretionary cash outflows during the next 12 month period. We expect our operations to use cash over the full year of 2017 and into the first half of 2018, particularly in the Renewable segment, as we fund contract losses and work down advanced bill positions. Our forecasted use of cash over the next 12 months is expected to be funded in part through borrowings from our United States revolving credit facility. Our United States revolving credit facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs. After giving effect to the $50.0 million of unrestricted cash on hand required under our financial covenants, we expect to have between $73.0 million and $173.0 million of available borrowing capacity from our United States revolving credit facility during the next 12 months based on our forecast of the trailing 12 month EBITDA calculation and forecasted borrowings. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity under our United States revolving credit facility and second lien term loan facility to be sufficient to meet our liquidity needs for at least 12 months from the date of this filing.

Our net cash used in operations was $150.8 million in the nine months ended September 30, 2017, compared to cash used in operations of $39.8 million in the nine months ended September 30, 2016. The change is partially attributable to the $228.3 million increase in our net loss in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Also, a $13.0 million net decrease in cash outflows associated with changes in accounts receivable, contracts in progress and advanced billings in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted primarily from the timing of billings and stage of completion of large, ongoing contracts in our Renewable segment. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Our portfolio of Renewable energy contracts at both September 30, 2017 and December 31, 2016 included milestone payments from our customers in advance of incurring the contract expenses, and as a result we are in an advance bill position on most of these contracts at both dates. Because of the advanced bill positions, combined with the increase in expected costs to complete the Renewable loss contracts, we expect the use of cash by the Renewable segment to continue during 2017 and into the first half of 2018 until these contracts are completed. Partially offsetting these operating cash outflows was a $25.6 million decrease in operating cash outflows associated with changes in contract related accounts payable and accrued liabilities in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Our net cash used in investing activities was $57.9 million in the nine months ended September 30, 2017 and $191.6 million in the nine months ended September 30, 2016. The net cash used in investing activities was primarily attributable to the $52.5 million acquisition of Universal on January 11, 2017, net of $4.4 million cash acquired in the business combination (see Note 4 to the condensed consolidated financial statements). The net cash used in investing activities in the nine months ended September 30, 2016 included $143.0 million acquisition of SPIG, net of $26.0 million cash acquired, and a $26.2 million contribution to increase our interest in TBWES, our joint venture in India. Capital expenditures were $10.7 million and $20.4 million in the nine months ended September 30, 2017 and 2016, respectively.

Our net cash provided by financing activities was $155.5 million in the nine months ended September 30, 2017, compared to $64.6 million of cash used in the nine months ended September 30, 2016. The cash provided by financing activities in the nine months ended September 30, 2017 was a result of net borrowings from our United States revolving credit facility of $49.1 million, which were used to fund our working capital needs and the Universal acquisition. In addition, cash provided by financing activities in the nine months ended September 30, 2017 included proceeds from the issuance of the second lien term loan of $141.7 million, which were used to repurchase $16.7 million of shares from a related party, fund debt issuance costs and repay a portion of our United States revolving credit facility. The net cash used in financing activities in the nine months ended September 30, 2016 is primarily attributable to repurchases of $78.4 million of our common stock.

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

On February 24, 2017 and August 9, 2017, we entered into amendments to the Credit Agreement (the “Amendments” and the Credit Agreement, as amended to date, the “Amended Credit Agreement”) to, among other things: (1) permit us to incur the debt under the second lien term loan facility, (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 amendment, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $500.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million during the covenant relief period, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ended September 30, 2017, limit to no more than $25.0 million any cumulative net income losses attributable to certain Vølund projects, and (17) increase reporting obligations and require us to hire a third-party consultant. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2018.

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

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	6.00:1.0 for the quarter ended September 30, 2017,

•	8.50:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	6.25:1.0 for the quarter ending June 30, 2018,

•	4.00:1.0 for the quarter ending September 30, 2018,

•	3.75:1.0 for the quarter ending December 31, 2018,

•	3.25:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	3.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

The minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.50:1.0 for the quarter ended September 30, 2017,

•	1.00:1.0 for each of the quarters ending December 31, 2017 and March 31, 2018,

•	1.25:1.0 for the quarter ending June 30, 2018,

•	1.50:1.0 for each of the quarters ending September 30, 2018 and December 31, 2018,

•	1.75:1.0 for each of the quarters ending March 31, 2019 and June 30, 2019, and

•	2.00:1.0 for each of the quarters ending September 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At September 30, 2017, usage under the Amended Credit Agreement consisted of $58.9 million in borrowings at an effective interest rate of 6.88%, $7.7 million of financial letters of credit and $87.2 million of performance letters of credit. At September 30, 2017, we had approximately $94.7 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA, and our leverage (as defined in the Amended Credit Agreement) ratio was 3.00 and our interest coverage ratio was 2.59. In addition, through September 30, 2017, we have used $11.6 million of the $25.0 million of permitted net income loss attributable to Vølund projects. At September 30, 2017, we were in compliance with all of the covenants set forth in the Amended Credit Agreement, and we forecast our compliance with the financial covenants to be closest to the minimum thresholds at March 31, 2018.

We plan to execute the actions necessary to enable us to maintain compliance with the financial and other covenants described above. We believe we will accomplish our plans to maintain compliance with our financial and other covenants, and believe our cash on hand, proceeds from potential future asset sales, cash flows from operations and amounts available under our United States revolving credit facility will be adequate to enable us to fund our operations. However, there can be no assurance that we will be successful. Our ability to generate cash flows from operations, access funding under reasonable terms, contract business with reasonable terms and conditions and comply with our financial and other covenants may be impacted by a variety of business, economic, regulatory and other factors, which may be outside of our control. Such factors include, but are not limited to: our ability to access capital markets and complete asset dispositions, delay or cancellation of projects, decreased profitability on our projects due to matters not reasonably forecasted, changes in the timing of cash flows on our projects due to the timing of receipts and required payments of liabilities and funding of our loss projects, the timing of approval or settlement of change orders and claims, changes in foreign currency exchange or interest rates, performance of pension plan assets or changes in actuarially determined liabilities. In addition, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations. Also, we have what we believe is adequate capacity to provide letters of credit and secure surety bonds in support of current and future projects, but there can be no assurance that these will be renewed or available at reasonable commercial terms in the future.

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

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey, China and India that are used to provide working capital to our operations in each country. These three foreign revolving credit facilities allow us to borrow up to $14.8 million in aggregate and each have a one year term. At September 30, 2017, we had $12.4 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 5.17%.

Other credit arrangements

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of September 30, 2017 and December 31, 2016 was $279.1 million and $255.2 million, respectively.

We have posted surety bonds to support contractual obligations to customers relating to certain projects. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing project requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $472.3 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies" in our Annual Report. There have been no significant changes to our policies during the quarter ended September 30, 2017.

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

Although the condensed and consolidated balance sheets do not present debt at fair value, our second lien term loan facility is fixed-rate debt, the fair value of which could fluctuate as a result of changes in prevailing market rates. On September 30, 2017, its principal balance was $175.9 million. Our United States revolving credit facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates. On September 30, 2017, its principal balance was $58.9 million.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. Our primary foreign currency exposures are Danish kroner, Great British pound, Euro, Canadian dollar, and Chinese yuan. In order to manage the risks associated with FX rate fluctuations, we attempt to hedge those risks with FX derivative instruments, but there can be no assurance that such instruments will be available to us on reasonable terms. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are the controls and processes that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

On January 11, 2017, we acquired Universal, which would have represented approximately 3% of our total consolidated assets and consolidated revenues as of and for the year ended December 31, 2016, respectively. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Universal. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting that we reported for the quarter ended June 30, 2017 at Vølund, a business unit within our Renewable segment, which remains unremediated as of September 30, 2017. Our management has completed all steps designed to remediate the material weakness at September 30, 2017; however, the material weakness at Vølund cannot be remediated until the new processes and procedures have been in place for a sufficient period of time and management has determined through testing that the controls are effective. Management expects the material weakness at Vølund will be remediated at December 31, 2017; however, our remediation plans cannot guarantee the material weakness will be remediated by a specific future date or at all.

We are committed to continuing to improve our internal control over financial reporting and will continue to review our financial reporting processes and internal controls at Vølund. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address the material weakness at Vølund. Our management, with the oversight of the audit and finance committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

Changes in internal control over financial reporting

During the three months ended September 30, 2017, we finalized the implementation of a new financial consolidation, planning and reporting system. The new system replaces the legacy system we used under a service agreement with our former Parent. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes. Although the processes that constitute our internal control over financial reporting have been affected by the system implementation, we do not believe the implementation of the financial consolidation, planning and reporting system has had or will have a material adverse effect on our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has taken steps to ensure that appropriate internal controls are designed and implemented. The new system and associated internal controls were subject to testing and data reconciliation during implementation.

Other than the system change described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1) (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (3)
July 1, 2017 - July 31, 2017	3,620	$—	—	$100,000
August 1, 2017 - August 31, 2017	4,835,775	$10.52	—	$100,000
September 1, 2017 - September 30, 2017	944	$—	—	$100,000
Total	4,840,339		—

(1)
Includes 3,620, 953 and 944 shares repurchased in July, August and September, respectively, pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)	Includes 4,834,822 shares repurchased for $50,883,635 on August 9, 2017 from an affiliate of AIP in conjunction with the issuance of our second lien term loan facility.
(3)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of November 8, 2017, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Item 6. Exhibits

10.1
Amendment No. 3 dated August 9, 2017, to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 15, 2017 (File No. 001-36876))

10.2
Second Lien Credit Agreement, dated August 9, 2017, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Lightship Capital LLC, as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to the Babcock & Wilcox, Enterprises, Inc. Current Report on Form 8-K filed August 15, 2017 (File No.001-36876))

10.3
Amendment No. 4 dated September 20, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A. as Administrative Agent, and the other Lenders party thereto

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

November 8, 2017		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)