Form 10-K
period 2017-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2018-03-01
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  ☐    No  ☒

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
Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock
Exchange on June 30, 2017) was approximately $570 million.

The number of shares of the registrant's common stock outstanding at January 31, 2018 was 44,084,680.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

1

BABCOCK & WILCOX ENTERPRISES, INC.

i

ii

PART 1

ITEM 1. Business

In this annual report on Form 10-K, unless the context otherwise indicates, "B&W," "we," "us," the "Company" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

B&W is a leading technology-based provider of advanced fossil and renewable power generation and environmental equipment that includes a broad suite of boiler products, environmental systems, and services for power and industrial uses. We specialize in technology and engineering for power generation and various other industries, including the procurement, erection and specialty manufacturing of related equipment, and services, including:

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

On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) ("BWC" or the "former Parent") approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock. The distribution of B&W common stock was made on June 30, 2015, and consisted of one share of B&W common stock for every two shares of BWC common stock to holders of BWC common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of B&W common stock. On June 30, 2015, B&W became a separate publicly traded company, and BWC did not retain any ownership interest in B&W. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015. The spin-off is further described in Note 1 to the consolidated financial statements included in Item 8.

Going Concern Considerations

As a result of additional losses we recognized in the fourth quarter of 2017 related to an increase in structural steel repair costs on one of our European renewable energy contracts, we were not in compliance with certain financial covenants under our United States Revolving Credit Facility (“Revolver”) and our Second Lien Term Loan Facility agreement (“Second Lien”) as of December 31, 2017. On March 1, 2018, we obtained an agreement (the “March 1, 2018 Amendment”) to amend our Revolver. The March 1, 2018 Amendment temporarily waived the financial covenant defaults that existed at December 31, 2017 under the Revolver, consented to our planned Rights Offering (as discussed below), permitted up to $35 million of borrowings to be used in conjunction with the proceeds of the Rights Offering (described below) to be used to repay the principal portion of the Second Lien, and made certain other modifications. We face liquidity challenges, primarily related to our non-compliance with the financial covenants under our Second Lien as of December 31, 2017, which may be difficult to resolve in a timely manner. The Second Lien contains a 180 day standstill period beginning on March 1, 2018 to resolve the event of default or repay the loan. The March 1, 2018 Amendment and the Second Lien are further described in Note 19 and Note 20, respectively, to the consolidated financial statements included in Item 8.

On March 1, 2018, we entered into an equity commitment agreement (“Equity Commitment Agreement”) with a group of our existing stockholders to fully backstop our planned Rights Offering (“Rights Offering”) for the purpose of providing at least $182 million of new capital. We are proposing to undertake a rights offering pursuant to which all of our stockholders will have the ability, on a pro rata basis, to purchase up to at least $182 million of the Company’s common stock. The Equity Commitment Agreement provides for a backstop commitment from a group of our existing stockholders to purchase any unsold portion of the Rights Offering. We plan to use the net proceeds from the sale of the Company’s common stock in the Rights Offering and the permitted borrowing capacity provided by our Revolver to extinguish the outstanding balance of our Second Lien and terminate the associated borrowing agreement. Our plan is designed to provide us with adequate liquidity to meet our obligations for at least the twelve month period following March 1, 2018; however, our remediation plan includes raising additional capital through the Rights Offering and other sources before the end of the standstill period, which will depend on conditions in the capital markets and, with respect to the Rights Offering, an amendment to our existing shelf registration statement that we plan to file in early March 2018 being declared effective by the Securities and Exchange Commission (“SEC”), which are matters that are outside of our control. Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us which raises substantial doubt about our ability to continue as a going concern. Additionally, our ability to meet the amended covenants associated with our Revolver is dependent on our future financial operating results. While we believe that the actions summarized above and in Note 1 to our consolidated financial statements included in Item 8 are more likely than not to address the substantial doubt about the Company’s ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

Business Segments

Our operations are assessed based on three reportable segments, which are summarized as follows:

Power segment

Our Power segment focuses on the supply of, and aftermarket services for, steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. The segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrades, fuel switching and repowering contracts, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.

Our worldwide new build boiler and environmental products businesses serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. The segment's product suite includes utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

Our environmental systems offerings include air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. These include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation.

The segment also receives license fees and royalty payments through licensing agreements of our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	maintaining our strong service presence in support of our installed fleet of steam generation equipment and expanding support of other OEM equipment;

•	selectively bidding contracts in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•
growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, natural gas and oil fired package boilers, due in part to lower fuel prices; and

•	reducing costs through a focus on operational efficiencies.

Our Power segment generated revenues of $821.1 million, $982.0 million and $1.23 billion in 2017, 2016 and 2015, respectively, which was 52.7%, 62.2% and 70.3% of our total revenues in those years, respectively.

Renewable segment

Our Renewable segment provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and reduced landfill use, and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

In 2017, we redefined our approach to bidding on and executing renewable energy contracts. Under our new model, we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling, and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We believe the new market approach is better aligned with our core competencies and risk-profile as a supplier of engineered equipment and technologies and aftermarket services.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We expect backlog growth in the future, primarily from renewable waste-to-energy contracts, as we continue to see numerous opportunities around the globe, although the rate of this growth is dependent on many external factors.

Our Renewable segment generated revenues of $347.2 million, $349.2 million and $338.6 million in 2017, 2016 and 2015, respectively, which was 22.3%, 22.1% and 19.3% of our total revenues in those years, respectively.

Industrial segment

At December 31, 2017, our Industrial segment was comprised of our MEGTEC, Universal and SPIG businesses, each as described below. The segment is focused on custom-engineered cooling, environmental, noise abatement and industrial equipment along with related aftermarket services.

Through MEGTEC, we provide environmental products and services to numerous industrial end markets. MEGTEC designs, engineers and manufactures products including oxidizers, solvent recovery and distillation systems, wet electrostatic precipitators, scrubbers and heat recovery systems. MEGTEC also provides specialized industrial process systems, coating lines and equipment. To this product mix, B&W recently added (synergy) technologies including dry electrostatic precipitators, pulse jet fabric filters, selective catalytic reduction systems, and dry and wet scrubbers. These complementary technologies enhance MEGTEC’s ability to offer a full line of environmental products and allow MEGTEC to strategically grow its business by selling solutions (comprehensive equipment trains) to new and existing customers and markets. MEGTEC serves a diverse set of industrial end markets globally with a current emphasis on the chemical, pharmaceutical, energy storage, metals and mining, and engineered wood panel board markets. MEGTEC's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We acquired SPIG S.p.A. ("SPIG") on July 1, 2016. SPIG provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades and revamping of existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

We acquired Universal Acoustic & Emissions Technology, Inc. ("Universal") on January 11, 2017. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal’s product offering includes gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures. Historically, almost all of Universal's activity has been in the United States. With the integration of Universal with the Industrial segment, we expect its business will grow globally with the benefit of B&W's global network of current and future customers and the evolving needs of noise abatement controls in the industrial market.

We see opportunities for growth in revenues in the Industrial segment relating to a variety of factors. Our new equipment customers make purchases as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Major investments in global industrial markets have strengthened demand for our industrial equipment, while tightening global environmental and noise abatement regulations are creating new opportunities. We foresee long-term trends toward increased environmental and noise abatement controls for industrial manufacturers around the world. Together, the companies that comprise the Industrial segment are well-positioned to capitalize on opportunities in these markets.

To enhance our financial flexibility, in November 2017 we also announced that we are evaluating strategic alternatives for our MEGTEC and Universal businesses. Though our outlook remains favorable for these businesses, we believe it is prudent to explore alternatives for these parts of our company, providing greater optionality if needed.

Our Industrial segment generated revenues of $397.8 million, $253.6 million and $183.7 million in 2017, 2016 and 2015, respectively, which was 25.5%, 16.1% and 10.4% of our total revenues in those years, respectively.

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

•
Babcock & Wilcox Beijing Company, Ltd. ("BWBC") Through December 31, 2017, we owned equal interests in this entity with Beijing Jingcheng Machinery Electric Holding Company, Ltd. BWBC was formed in 1986 and is located in Beijing, China. Its main activities include the design, manufacture, production and sale of various power plant steam generators including supercritical and ultra supercritical boilers and aftermarket services that include boiler upgrades and environmental equipment. BWBC also provides engineering services and manufacturing to support B&W's new power boiler business globally. In early 2018, we sold all of our joint venture interest in BWBC for approximately $21 million, resulting in a gain of approximately $4 million, which will be recognized in the first quarter of 2018. Although we will no longer have an equity interest in this joint venture, we will continue a relationship with BWBC through an expanded technology license.

•
Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") In June 2010, one of our subsidiaries and Thermax Ltd., a boiler manufacturer based in India, formed a joint venture to build subcritical and highly efficient supercritical boilers and pulverizers for the Indian utility boiler market. We have licensed to TBWES our technology for subcritical boilers 300 MW and larger, highly efficient supercritical boilers and coal pulverizers. In 2013, TBWES finalized construction of a facility in India designed to produce parts for up to 3,000 MW of utility boiler capacity per year. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, which reduced the recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized an $18.2 million other-than-temporary-impairment of our investment in TBWES in the second quarter of 2017. At December 31, 2017, our remaining investment in TBWES was $26.0 million.

•
Other Project Related Ventures From time to time, we partner with other companies to better meet the needs of our customers, which can result in project-related joint venture entities. Examples of this include BWL Energy Ltd., which was formed to complete the construction of a waste wood fired boiler contract in the United Kingdom. This joint venture combines our expertise in the waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer.

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

We generally recognize our contract revenues and related costs on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage of completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a contract, we would recognize a charge against current earnings, which could be material.

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

Bookings and Backlog

Bookings and backlog represents the dollar amount of revenue we expect to recognize in the future from contracts awarded and in progress. Not all of our expected revenue from a contract award is recorded in backlog for a variety of reasons, including that some contracts are awarded and completed within the same fiscal period.

Bookings and backlog are not measures defined by generally accepted accounting principles. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Additionally, because we operate globally, our backlog is also affected by changes in foreign currencies.

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

We do not include the value of our unconsolidated joint venture contracts in backlog. See Note 7 to the consolidated financial statements included in Item 8 of this annual report for financial information on our equity method investments.

Our bookings during the years ended December 31, 2017 and 2016 were as follows:

(In millions)	2017	2016
Power	$656	$790
Renewable	115	135
Industrial	416	222
Other/eliminations	(48)	(6)
Bookings	$1,139	$1,141

Our backlog at the end of the prior two years was as follows:

(in approximate millions)	December 31, 2017	December 31, 2016
Power segment	$453	$618
Renewable segment	1,008	1,241
Industrial segment	258	216
Other/eliminations	(43)	(3)
Backlog	$1,676	$2,072

Of the December 31, 2017 backlog, we expect to recognize approximate revenues as follows:

(in approximate millions)	2018	2019	Thereafter	Total
Power segment	$335	$81	$37	$453
Renewable segment	293	111	604	1,008
Industrial segment	258	—	—	258
Other/eliminations	(3)	—	(40)	(43)
Backlog	$883	$192	$601	$1,676

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

Historically, our joint ventures in China and India served the power generation needs of their local domestic and other utility markets, and both joint ventures participated as manufacturing partners on certain of our foreign contracts.

The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows.

For additional information on the geographic distribution of our revenues, see Note 4 to our consolidated financial statements included in Item 8 of this annual report.

Customers

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually accounted for more than 10% of our consolidated revenues in the years ended December 31, 2017, 2016 or 2015.

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

Power segment	Renewable segment	Industrial segment
GE	CNIM Group	B&W MEGTEC primary competitors
Doosan	Hitachi Zosen	Durr, Dustex, CECO, Eisenmann
Babcock Power	Martin	B&W Universal primary competitors
Cleaver-Brooks	Keppel Seghers	CECO, Innova, Miratech, American Air Filter
Sumitomo SHI-FW	Valmet	B&W SPIG primary competitors
MH Power Systems	Andritz	Hamon, Enexio, Kelvion, Paharpur, Evapco, SPX Corporation

Across each of our segments, we also compete with a variety of engineering and construction companies related to installation of steam generating systems and environmental control equipment; specialized industrial equipment; and other suppliers of replacement parts, repair and alteration services and other services required to retrofit and maintain existing steam generating systems. The primary bases of competition are price, technical capabilities, quality, timeliness of performance, breadth of products and services and willingness to accept contract risks.

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

Employees

At December 31, 2017, we had approximately 4,800 employees worldwide, not including 2,200 joint venture employees. Of our hourly employees, approximately 1,300 are union-affiliated, covered by ten union agreements related to active facilities in Canada, China, Denmark, Great Britain, Mexico, and United States. Most of our union agreements expire in 2018 or 2019, and we are actively negotiating new agreements. We consider our relationships with our employees and unions to be in good standing.

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

Research and Development Activities

Our research and development activities are related to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. Historically, we focused our research dollars on improving our products for the markets we serve through: (i) cost reductions resulting in more competitive products in a highly competitive global market and margin improvement; (ii) reduced performance risk assuring our products meet our and our customers' expectations; and (iii) standards development and updates, which results in lower engineering hours consumed on projects and enable us to sublet engineering to low cost engineering centers of excellence. In the future, our research and development activities will be focused primarily on improvements in the reliability and efficiency of our products to meet our customers' needs and enhance our market opportunities and profitability. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $9.4 million, $10.4 million and $16.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

Environmental

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing, and to refinance our Second Lien through the Rights Offering, or otherwise; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully integrate and realize the expected synergies from acquisitions; our ability to successfully address productivity and schedule issues in our Renewable segment; willingness of customers to waive liquidated damages or agree to bonus opportunities; our ability to successfully partner with third parties to win and execute renewable projects; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting; the risks associated with integrating businesses we acquire; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us;

changes in, or our failure or inability to comply with, laws and government regulations; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; our limited ability to influence and direct the operations of our joint ventures; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; our ability to successfully consummate strategic alternatives for our MEGTEC and Universal businesses if we determine to pursue them; and the other risks set forth under Part I, Item 1A "Risk Factors" in this annual report.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this annual report for any reason, except as required by law.

Available Information

Our website address is www.babcock.com. We make available through the Investor Relations section of this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board; and Modern Slavery Transparency Statement.

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

Risks Relating to Our Industry and Our Business

As a result of operating losses and negative cash flows from operations, together with other factors, including the possibility that a covenant default or other event of default could cause certain of our indebtedness to become immediately due and payable (after the expiration of any applicable grace period), we may not have sufficient liquidity to sustain operations and to continue as a going concern.

We have experienced losses from operations in each of the past two years, have negative operating cash flows during the year ended December 31, 2017 and are dependent on our ability to raise capital in the time frame required in our United States Revolving Credit Facility ("Revolver") in order to avoid an event of default under our lending agreements. As a result of additional losses we recognized in the fourth quarter of 2017 related to an increase in structural steel repair costs on one of our European renewable energy contracts, we were not in compliance with certain financial covenants under our Revolver and our Second Lien Term Loan Facility ("Second Lien") as of December 31, 2017. On March 1, 2018, we obtained an agreement (the “March 1, 2018 Amendment”) to amend our Revolver. The March 1, 2018 Amendment waived the financial covenant defaults that existed at December 31, 2017 under the Revolver, consented to our planned Rights Offering and made certain other modifications. The Second Lien contains a 180 day standstill period beginning on March 1, 2018 to resolve the event of default or repay the loan.

Absent additional waivers or cures, continued non-compliance with covenants contained in our Second Lien will constitute a default under the Second Lien following the expiration of the 180 day standstill period. As a result, all indebtedness under the Second Lien could be declared immediately due and payable upon the occurrence of an event of default after expiration of the 180 day standstill period. It is possible we could obtain waivers from our lenders; however, our current liquidity risks raise substantial doubt about whether we will meet our obligations as they become due within one year after the date of issuance of this report.

As a result of these factors, there exists substantial doubt whether we will be able to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt to current liabilities. The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 includes a paragraph that summarizes the salient facts and conditions that raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that our plan to improve our operating performance and financial position will be successful or that we will be able to obtain additional financing on commercially reasonable terms or at all including, without limitation, our ability to successfully complete the Rights Offering and refinance our Second Lien. As a result, our liquidity and ability to timely pay our obligations when due could be adversely affected. Furthermore, our creditors may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position, we may not have sufficient liquidity to sustain operations and to continue as a going concern.

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

We estimate that 27%, 47% and 50% of our consolidated revenues in 2017, 2016 and 2015, respectively, was related to coal-fired power plants. A material decline in spending by electric power generating companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, as well as upgrades to existing power plants.

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

Unfavorable economic conditions may lead customers to delay, curtail or cancel proposed or existing contracts, which may decrease the overall demand for our products and services and adversely affect our results of operations.

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

There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of contract cancellations or changes in scope and schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from contracts in backlog.

Reductions in our backlog due to cancellation or modification by a customer or for other reasons may adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel contracts. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Contracts may remain in our backlog for extended periods of time. If we experience significant contract terminations, suspensions or scope adjustments to contracts reflected in our backlog, our financial condition, results of operations and cash flows may be adversely impacted.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections, as was the case recently with several large contracts in the Renewable segment. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:

•
difficulties encountered on our large-scale contracts related to the procurement of materials or due to schedule disruptions, equipment performance failures, engineering and design complexity, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;

•
our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers or subcontractors providing deficient design or engineering information or equipment or materials;

•	requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and

•
difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in contract delays and cause us to incur additional costs.

Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, technical difficulty or in extreme cases, our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others on this contract, including subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen and we may become subject to the risk of others’ performance that may or may not be within our control or influence. Delays, changes or failures of others, including subcontractors, could subject us to additional costs, delays, technical specification changes, contractual penalties or other matters for which we may be unable to obtain compensation, or compensation may not be sufficient. In extreme cases, the direct or indirect effects of such matters may cause us to be unable to fulfill our contractual requirements.

For example, we have contracts to construct several renewable energy plants in the United Kingdom. These contracts have suffered delays, additional cost and contractual penalties. The complexity of these contracts required us to subcontract matters, such as structural engineering, to other companies that have the appropriate technical expertise. In September 2017, a structural steel issue was discovered at one of these plants, which management believes is the result of an engineering error by a subcontractor. The failure resulted in work being stopped at the plant with the failure and at two other plants under construction where failure had not occurred, but had used a similar design by the same subcontractor. In each case, additional engineering analysis and remediation was required, resulting in additional costs, schedule delays and contractual penalties, all of which were significantly greater at the plant where failure occurred. Through December 31, 2017, $42 million of additional costs had been recorded related to the effects of this engineering error across the three plants. In each case, the engineering assessment, remediation and safety plans required approval of the subcontractor, customer, our contract partner and the respective analysis independent technical experts from each. In the case of the plant where structural failure occurred, this process to agree on the appropriate structural remediation and plan to implement the remediation was lengthy and resulted in a more significant delay. These contracts include rejection clauses that give the customers the option to reject the deliverable, recover all monies paid to us and our partner, and require us to restore the property to its original state if contractual milestones are not met by a certain date. While we expect to be able to accelerate our progress and take other remedial actions if necessary to avoid giving a customer the option to exercise its rejection clause, failure to do so could have a material adverse effect on our liquidity and our ability to satisfy obligations under other contracts or comply with our debt covenants. Any insurance coverage may be insufficient, or the timing of any insurance proceeds may not meet our liquidity requirements.

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects, such as the renewable energy plants in the United Kingdom, and we may be subject to additional losses if our partners are unable to meet their contractual obligations.

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

We generally recognize revenues and profits under our long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a contract, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term contracts, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.

If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation and reduced profit on the contract.

We often perform contracts jointly with third parties. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large contracts. Success on these joint contracts depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any such performance issues, then our customer may exercise its right to terminate a joint contract, exposing us to legal liability, loss of reputation and reduced profit.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Recently enacted tax reform legislation has made substantial changes to United States tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. This legislation has resulted in, and may in the future result in additional effects on us, some of which may be adverse. For example, the reduction in the corporate tax rate has resulted in a revaluation of our existing deferred tax assets, and consequently an increase in our income tax expense for 2017. The magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the United States Internal Revenue Service.

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

Our ability to use net operating losses and certain tax credits to reduce future tax payments could be limited if we experience an "ownership change".

Our NOL carryforwards and certain tax credits may become subject to annual limitation if we experience an "ownership change". In general, an "ownership change" occurs if 5% shareholders increase their collective ownership of our company by more than 50 percentage points during the relevant testing period. If an ownership change occurs, our ability to use NOL carryforwards and certain credits to reduce tax payments is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate.

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

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds from sources outside of our contractually committed Credit Agreement will continue to be available to us on reasonable terms. The inclusion of a "going concern" explanatory paragraph in the auditor's report covering our audited consolidated financial statements contained herein may prevent us from obtaining bonding and letters of credit from sources outside of our contractually committed Credit Agreement on reasonable terms, or at all. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we had $269.1 million in letters of credit and bank guarantees and $378.8 million in surety bonds outstanding. Of these amounts, $7.4 million of financial letters of credit and $123.7 million of performance letters of credit were outstanding under the United States credit agreement.

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

Our evaluation of strategic alternatives for certain businesses and non-core assets may not be successful.

We have initiated a process to evaluate strategic alternatives for business lines, such as MEGTEC and Universal, as well as certain non-core assets. These strategic alternatives are being evaluated as options to improve the company’s capital structure. There can be no assurance that these on-going strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to stockholders. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

In addition, while this strategic evaluation is underway, we are exposed to risks and uncertainties, including potential difficulties in retaining and attracting key employees, distraction of our management from other important business activities, and potential difficulties in establishing and maintaining relationships with customers, suppliers, lenders, sureties and other third parties, all of which could harm our business.

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

We currently have equity interests in several significant joint ventures, which contributed income (losses) of $(9.9) million, $16.4 million and $(0.2) million to equity in income (loss) from investees for the years ended December 31, 2017, 2016 and 2015, respectively, and may enter into additional joint venture arrangements in the future. Our influence over some of these entities may be limited. Even in those joint ventures over which we do exercise significant influence, we are often required to consider the interests of our joint venture partners in connection with major decisions concerning the operations of the joint ventures. In any case, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture participants. We sometimes have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture contracts and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to business practices, contracts and internal controls relating to contracts. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to the joint ventures that could adversely affect our ability to respond to requests or contractual obligations to customers or to meet the internal control requirements to which we are otherwise subject.

Our joint ventures located in countries outside of the United States are subject to various risks and uncertainties associated with emerging markets, including bribery and corruption, changes in laws, rules and regulations, fluctuations in demand, labor unrest, and the impact of regional and global business conditions generally. To the extent any of these factors has a material adverse impact on the joint venture or its future operations, our investment may become impaired. With respect to each joint venture, we, or our joint venture partner, may decide to change the strategic direction of the joint venture, which could adversely affect its sales, financial condition, and results of operations. In addition, our arrangements involving joint ventures may restrict us from gaining access to the cash flows or assets of these entities, including when we determine to exit a joint venture. In some cases, our joint ventures have governmentally imposed restrictions on their abilities to transfer funds to us. At December 31, 2017, our total investment in joint ventures was $43.3 million, which included $26.0 million related to a joint venture in India and $16.6 million related to a joint venture in China that was sold in the early part of 2018.

We may not be able to compete successfully against current and future competitors.

Some of our competitors or potential competitors have greater financial or other resources than we have and in some cases are government supported. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than those of our products and services. Furthermore, we operate in industries where capital investment is critical. We may not be able to obtain as much purchasing and borrowing leverage and access to capital for investment as other companies, which may impair our ability to compete against competitors or potential competitors.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2017, our defined benefit pension and postretirement benefit plans were underfunded by approximately $258.8 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 18 to the consolidated financial statements included in Item 8 in this annual report for additional information regarding our pension and postretirement benefit plan obligations.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues and equity in income of investees from international operations, and we intend to continue to expand our international operations and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 51%, 46% and 41% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include:

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

International uncertainties and fluctuations in the value of foreign currencies could harm our profitability.

We have international operations primarily in Europe and Canada. For the year ended December 31, 2017, international operations accounted for approximately 51% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

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

Our historical audited consolidated financial information is not necessarily indicative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as an independent public company during the periods presented.

The historical audited consolidated financial information included in this annual report for periods prior to July 1, 2015 does not necessarily reflect what our financial condition, results of operations or cash flows would have been as an independent public company during such periods and is not necessarily indicative of our future financial condition, future results of operations or future cash flows. This is primarily a result of the following factors:

•
the historical audited consolidated financial results reflect allocations of expenses for services historically provided by BWC, and those allocations may be different than the comparable expenses we would have incurred as an independent company;

•	our cost of debt and other capitalization may be different from that reflected in our historical audited consolidated financial statements;

•
the historical audited consolidated financial information does not reflect the changes that will occur in our cost structure, management, financing arrangements and business operations as a result of our separation from BWC, including the costs related to being an independent company; and

•
the historical audited consolidated financial information does not reflect the effects of some of the liabilities that have been assumed by B&W and does reflect the effects of some of the assets that have been transferred to, and liabilities that have been assumed by, BWC, including the assets and liabilities associated with BWC's Nuclear Energy segment, which were previously part of B&W and were transferred to BWC prior to the spin-off.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7, and the consolidated financial statements included in Item 8 of this annual report.

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

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers or competitors;

•	the depth and liquidity of the market for B&W common stock;

•	changes in laws or regulations that adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of our common stock by our stockholders;

•	the concentration of ownership of our common stock;

•	future issuances of our common stock by us;

•	our ability to pay dividends in the future; and

•	the other factors described in these "Risk Factors" and other parts of this annual report.

Substantial sales of our common stock could cause our stock price to decline and issuances by us may dilute our common stockholders' ownership in B&W.

As of December 31, 2017, we have an aggregate of approximately 44.1 million shares of common stock outstanding. Any sales of substantial amounts of our common stock could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Further, if we were to issue additional equity securities to raise additional capital, our stockholders' ownership interests in B&W will be diluted and the value of our common stock may be reduced.

We do not currently pay regular dividends on our common stock, so holders of our common stock may not receive funds without selling their shares of our common stock.

We have no current intent to pay a regular dividend, and dividend payments are restricted by our lending agreements. Our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of applicable law, contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Accordingly, our stockholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the segment, location and general use of each of our principal properties that we own or lease at December 31, 2017.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Power segment
Barberton, Ohio	Administrative office / research and development	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2018)
Jingshan, Hubei, China	Manufacturing facility	Owned
Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2022)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
Industrial segment
De Pere, Wisconsin	Manufacturing facility / administrative office	Owned(1)
Stoughton, Wisconsin	Administrative office	Owned(1)
Arona, Italy	Administrative offices / research and development	Leased (2022)
San Diego, California	Administrative office	Leased (2024)
Shanghai, China	Manufacturing facility	Owned
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2019/2020)
Beloit, Wisconsin	Manufacturing facility	Leased (2026)
Muscoda, Wisconsin	Manufacturing facility	Owned(1)
San Luis Potosi, Mexico	Manufacturing facility	Owned
Corporate office
Charlotte, North Carolina	Administrative office	Leased (2019)
(1) These properties are encumbered by liens under existing credit facilities.
We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 21 to the consolidated financial statements included in Item 8 of this annual report, which we incorporate by reference into this Item.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW. High and low common stock prices in the quarterly periods after our spin-off transaction through December 31, 2017 were as follows:

	Share Price		Dividends
Quarter ended	High	Low	Per Share
June 30, 2015	$22.31	$17.12	$—
September 30, 2015	$21.95	$16.40	$—
December 31, 2015	$21.67	$15.86	$—
March 31, 2016	$22.17	$17.95	$—
June 30, 2016	$23.99	$14.32	$—
September 30, 2016	$17.30	$14.27	$—
December 31, 2016	$17.72	$12.90	$—
March 31, 2017	$17.50	$8.54	$—
June 30, 2017	$11.88	$8.58	$—
September 30, 2017	$12.06	$1.61	$—
December 31, 2017	$6.14	$3.28	$—

As of January 31, 2018, there were approximately 1,800 record holders of our common stock.

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2017. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
October 1, 2017 - October 31, 2017	—	$—	—	$100,000
November 1, 2017 - November 30, 2017	2,345	$—	—	$100,000
December 1, 2017 - December 31, 2017	6,544	$—	—	$100,000
Total	8,889		—

(1)
The shares repurchased during November and December 2017 shown in the table above are those repurchased pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of March 1, 2018, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

The following graph provides a comparison of our cumulative total shareholder return through December 31, 2017 to the return of the S&P 500, the Russell 2000 and our custom peer group.

(1)	Assumes initial investment of $100 on June 30, 2015.
The peer group used for the comparison above is comprised of the following companies:

Actuant Corp.	Crane Co.	MasTec Inc.
AMETEK Inc.	Curtiss-Wright Corp.	Primoris Services Corp.
CECO Environmental Corp.	Dycom Industries Inc.	SPX Corp.
Chart Industries Inc.	Flowserve Corp.	Tetra Tech, Inc.
CIRCOR Int. Inc.	Harsco Corp.
Covanta Holding Corp.	Idex Corp.

Item 6. Selected Financial Data

	For the Years Ended
(in thousands, except for per share amounts)	2017	2016	2015	2014	2013
Revenues	$1,557,735	$1,578,263	$1,757,295	$1,486,029	$1,767,651
Income (loss) from continuing operations	(379,015)	(115,082)	16,534	(11,890)	140,478
Net income attributable to Babcock & Wilcox Enterprises, Inc.	(379,824)	(115,649)	19,141	(26,528)	174,527
Basic earnings per common share:
Income (loss) from continuing operations per common share	(8.09)	(2.31)	0.30	(0.23)	2.49
Net income attributable to Babcock & Wilcox Enterprises, Inc.	(8.09)	(2.31)	0.36	(0.49)	3.10
Total assets (as of year end)	$1,322,229	$1,529,143	$1,663,045	$1,516,554	$1,290,228

Our Renewable segment's results in each of the past two years were significantly impacted by the performance of an operating unit within the segment which recognized $158.5 million and $141.1 million in charges in the years ended December 31, 2017 and 2016, respectively, related to net changes in the estimated revenues and costs to complete certain renewable energy contracts in Europe.

Our Power segment experienced a decline in sales volume in each of the past two years resulting from the decline in activity related to the coal-fired power and industrial steam generation markets in the United States. Because of our proactive restructuring activities and good contract execution in each of the prior two years, gross margin percentages in the Power segment have remained consistent over the past three years. Also, in each of the annual periods from 2013 through 2015, we recognized contract losses for additional estimated costs to complete our Power segment's Berlin Station project. This project experienced unforeseen worksite conditions and fuel specification issues that caused schedule delays, resulting in us filing suit against the customer in January 2014. The dispute was settled during the third quarter of 2015. The contract losses reduced pre-tax income (or increased pre-tax losses) from continuing operations by $9.6 million, $11.6 million and $35.6 million in 2015, 2014 and 2013, respectively.

Our Industrial segment benefited from the acquisition of Universal during 2017, which contributed $69.1 million of revenue and $14.5 million of gross profit to the Industrial segment. The Industrial segment also benefited from the July 1, 2016 acquisition of SPIG S.p.A., which contributed $181.5 million and $96.3 million of revenue and a gross profit (loss) of $(7.7) million and $7.8 million in the years ended December 31, 2017 and 2016, respectively. Our MEGTEC business, which was purchased on June 20, 2014, generated revenues of $147.2 million, $157.3 million, $183.7 million and $105.4 million and gross profit of $34.9 million, $42.9 million, $54.8 million and $30.4 million in the years ended December 31, 2017, 2016, 2015 and 2014, respectively.

Our 2017 results were also significantly impacted by the revaluation of our deferred taxes as a result of the December 2017 United States tax reform. This resulted in an increase in income tax expense of $64.8 million related primarily to the revaluation of our deferred income tax balances.

Other matters that significantly impacted our results over the past five years include the following:

•
In 2017, we recorded goodwill impairment charges of $86.9 million ($85.8 million net of tax), which included a $50.0 million charge in the Renewable reporting unit and a $36.9 million charge in the SPIG reporting unit. The reasons for the charges and related assumptions made by management are described in Note 15 to the consolidated financial statements included in Item 8 of this annual report.

•	Restructuring and spin costs were $15.4 million, $40.8 million, $14.9 million and $20.2 million in 2017, 2016, 2015, and 2014, respectively.

•
In 2017, as a result of a strategic change in our Indian joint venture due to the decline in forecasted market opportunities in India, we recorded an $18.2 million other-than-temporary-impairment of our investment in TBWES.

•	In 2016, we sold all of our interest in our Australian joint venture, Halley & Mellowes Pty. Ltd., for $18.0 million, resulting in a gain of $8.3 million.

•
In 2015, we recognized a $14.6 million impairment charge, primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable.

•
We recognize actuarial gains (losses) related to our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. The effect of these adjustments for 2017, 2016, 2015, 2014 and 2013 and on pre-tax income was a gain (loss) of $8.7 million, $(24.1) million, $(40.2) million, $(101.3) million and $92.1 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF RESULTS

In this annual report, unless the context otherwise indicates, "B&W," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. The presentation of the components of our revenues, gross profit and operating income on the following pages of this Management's Discussion and Analysis of Financial Condition and Results of Operations is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business.

We obtained an Agreement to amend our United States Revolving Credit Facility (described further in Note 19 to the consolidated financial statements included in Item 8) on March 1, 2018 (the “March 1, 2018 Amendment”). The March 1, 2018 Amendment temporarily waived the financial covenant defaults associated with our United States Revolving Credit Facility ("Revolver") that existed at December 31, 2017, consented to the Company's planned Rights Offering and allows up to $35 million of borrowings to be used in conjunction with the proceeds of the Rights Offering to be used to repay the principal portion of the Second Lien Term Loan Facility ("Second Lien"). The events of default at December 31, 2017 were due primarily to additional losses we recognized in the fourth quarter of 2017 related to an increase in structural steel repair costs on one of our European renewable energy contracts.

On March 1, 2018, we entered into an equity commitment agreement (“Equity Commitment Agreement”) with a group of our existing stockholders to fully backstop our planned Rights Offering (“Rights Offering”) for the purpose of providing at least $182 million of new capital. We are proposing to undertake a rights offering pursuant to which all of our stockholders will have the ability, on a pro rata basis, to purchase up to at least $182 million of the Company’s common stock. The Equity Commitment Agreement provides for a backstop commitment from a group of our existing stockholders to purchase any unsold portion of the Rights Offering.

We plan to use the net proceeds from the sale of the Company’s common stock in the Rights Offering and the permitted borrowing capacity provided by our Revolver to extinguish the outstanding balance of our Second Lien and terminate the associated borrowing agreement. Our plan is designed to provide us with adequate liquidity to meet our obligations for at least the twelve month period following March 1, 2018; however, our remediation plan includes raising additional capital through the Rights Offering and other sources before the end of the standstill period, which will depend on conditions in the capital markets and, with respect to the Rights Offering, an amendment to our existing shelf registration statement that we plan to file in early March 2018 being declared effective by the Securities and Exchange Commission (“SEC”), which are matters that are outside of our control. Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us which raises substantial doubt about our ability to continue as a going concern. Additionally, our ability to meet the amended covenants associated with our Revolver is dependent on our future financial operating results. While we believe that the actions summarized above and in Note 1 to our consolidated financial statements included in Item 8 are more likely than not to address the substantial doubt about the Company’s ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

We generally recognize revenues and related costs from long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a contract, we recognize a charge against current earnings. Changes in the estimated results of our percentage of completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

Our Renewable segment continues to make progress towards completing its portfolio of European renewable energy projects. The segment has significant loss contracts that recognize additional profit or loss only to the extent there are changes in our estimates at completion. Our losses were primarily attributable to $158.5 million and $141.1 million in net losses in 2017 and 2016, respectively, from changes in the estimated cost to complete certain renewable energy contracts in Europe, partially offset by gross profit from our operations and maintenance services and aftermarket parts and services in each year. In 2017, we made substantial management and process changes in our Renewable segment in response to the loss contracts, including changes in top management and strengthening of project management controls and procedures. Although we believe the provisions we made for our six loss contracts at December 31, 2017 are adequate, given that among other things these loss positions are based on estimates of future activities, revenues and costs, there can be no assurance that unanticipated schedule delays in the future will not result in additional contract losses or liquidated damages. Going forward, our Renewable segment will focus primarily on its core technologies, with the balance of plant and civil construction scope being executed by a partner. We believe the new execution model lowers our execution risk and positions us for better profitability in the Renewable segment, and is more consistent with our company-wide strategy of being an industrial and power equipment technology and solutions provider.

Our Power segment continued to deliver gross margin percentages consistent with our expectations in 2017. As previously disclosed, we anticipated a decline in the coal power generation markets and proactively responded by restructuring the segment to help us maintain gross margins. Our restructuring activities in each of the past two years has been effective, and the Power segment's gross margin percentage has not significantly changed despite the 16.4% decline in revenues in 2017 compared 2016. The Power segment also continues to benefit from consistent, effective contract execution.

Industrial segment revenues grew in 2017 compared to 2016 primarily due to the $69.1 million contribution from Universal Acoustic & Emissions Technology, Inc. ("Universal"), which we acquired on January 11, 2017, and the $181.5 million increase from the full year contribution of SPIG S.p.A. ("SPIG"), which we acquired on July 1, 2016. The acquisitions benefited the Industrial segment's gross profit in 2017 by $6.8 million, which was lower than our expectations due to a change in the product mix and challenges related to completing several of the segment's cooling systems contracts. We expect the Industrial segment to benefit from improvements in international growth, increased capital spending in the United States, and the change in strategy in the SPIG business announced in the third quarter of 2017.

In the second half of 2017, we announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, selling, general and administrative ("SG&A") expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions include reduction of approximately 30% of B&W Vølund's workforce, in order to right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides us with a lower risk profile and aligns with our strategy of being an industrial and power equipment technology and solutions provider. Other actions are focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total estimated costs associated with these restructuring actions are anticipated to be less than $20 million, $9.1 million of which was recognized in the fourth quarter of 2017. The estimated annual savings are expected to be at least $45 million in 2018.

The net decrease in cash in 2017 was $39.2 million. Net borrowings on our Revolver were $84.5 million, which included the repayment of $115.5 million of the revolving credit facility balance with a portion of the net proceeds from the issuance of $195.9 million of Second Lien. Our use of cash in 2017 was primarily to fund progress on our Renewable segment contracts, acquire Universal and repurchase shares of our common stock from a related party. We expect our operations to use cash through the first half of 2018, particularly in the Renewable segment, as we fund accrued contract losses and work down advanced bill positions. Our forecasted use of cash is expected to be funded in part through borrowings from our Revolver. Additional discussion is included in Liquidity and capital resources.

Year-over-year comparisons of our results were also affected by:

•
Goodwill impairment charges totaling $86.9 million were recorded in 2017, of which $50.0 million related to our Renewable reporting unit and $36.9 million related to our SPIG reporting unit in the Industrial segment.

•	Intangible asset amortization expense was $18.3 million and $19.9 million in 2017 and 2016, respectively. We expect approximately $12.4 million of expense in the full year 2018.

•
Restructuring expense totaled $14.2 million, $37.0 million, and $11.7 million in 2017, 2016 and 2015, respectively. Restructuring expense includes accelerated depreciation and other activities related to manufacturing facility consolidation and outsourcing as well as reduction in force, consulting and other costs. In addition to savings already realized, we expect to realize savings of approximately $45.0 million in 2018.

•
Asset impairments in 2016 totaled $14.9 million and were associated with the long-lived assets at an owned coal-fired power plant. The non-cash impairment charge was classified in restructuring costs in 2016, and we sold the coal-fired power plant in 2017. B&W no longer owns any coal-fired power plants at December 31, 2017.

•
Asset impairments in 2015 totaled $14.6 million and were primarily related to research and development facilities and equipment used for activities that were determined not to be commercially viable. The non-cash impairment charge was reflected in loss on disposal of assets in 2015.

•
The outcome of the Arkansas River Power Authority ("ARPA") litigation on November 21, 2016 resulted in a net $3.2 million charge in our Power segment in the fourth quarter of 2016, which included a $4.2 million revenue reversal, a $2.3 million decrease in cost of operations and a $1.3 million increase in SG&A expenses. On July 21, 2017, the court awarded $3.7 million of pre-judgment interest, which we recorded as an increase in other accrued liabilities and interest expense in the second quarter of 2017. In December 2017, we reached an agreement in arbitration to settle all matters related to the ARPA litigation for $7.0 million. The arbitration agreement resulted in a $1.6 million reduction in our accrual, a $0.8 million increase in revenue and $0.8 million decrease in interest expense in the fourth quarter of 2017.

•
Litigation settlement charges of $9.6 million were incurred in 2015, including $1.8 million of legal costs and a $7.8 million reversal of Power segment revenues associated with the release of an accrued claims receivable balance as part of the legal settlement related to the Berlin Station project.

•
Expenses related to the spin-off from our former Parent were $1.2 million, $3.8 million and $3.3 million in 2017, 2016 and 2015, respectively. The costs were primarily attributable to employee retention awards.

•	Acquisition and integration costs included in SG&A totaled $2.7 million and $5.1 million in 2017 and 2016, respectively, related to the SPIG and Universal acquisitions .

•	Actuarially determined mark to market gains (losses) were $8.7 million, $(24.1) million and $(40.2) million in 2017, 2016 and 2015, respectively.

•
An other-than-temporary-impairment of our investment in TBWES of $18.2 million in 2017 was included in Equity in income of investees, reducing our remaining investment in TBWES to $26.0 million at December 31, 2017.

•	In 2016, we sold all of our joint venture interest in HMA for $18.0 million, resulting in a gain of $8.3 million that was included in Equity in income of investees.

•
Enactment of new United States tax legislation in the fourth quarter of 2017 resulted in $62.4 million of income tax expense from the revaluation of deferred tax assets to the newly enacted United States federal income tax rates.

Our segment and other operating results are described in more detail below.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

Consolidated results of operations

	Years ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Power segment	$821,062	$981,978	$1,234,997
Renewable segment	347,198	349,172	338,603
Industrial segment	397,791	253,613	183,695
Eliminations	(8,316)	(6,500)	—
	1,557,735	1,578,263	1,757,295
Gross profit (loss):
Power segment	191,999	233,550	247,632
Renewable segment	(128,204)	(68,109)	57,682
Industrial segment	41,383	50,726	54,826
Intangible amortization expense included in cost of operations	(14,272)	(15,842)	(7,676)
Mark to market gain (loss) included in cost of operations	8,972	(21,208)	(44,307)
	99,878	179,117	308,157
SG&A expenses	(255,545)	(240,166)	(240,296)
Goodwill impairment charges	(86,903)	—	—
Restructuring activities and spin-off transaction costs	(15,447)	(40,807)	(14,946)
Research and development costs	(9,412)	(10,406)	(16,543)
Intangible amortization expense included in SG&A	(3,980)	(4,081)	(3,769)
Mark to market gain (loss) included in SG&A	(274)	(2,902)	4,097
Equity in income of investees	8,326	16,440	(242)
Impairment of equity method investment	(18,193)	—	—
Gains (losses) on asset disposals, net	(15)	32	(14,597)
Operating income (loss)	$(281,565)	$(102,773)	$21,861

The presentation of the components of our revenues and gross profit in the table above is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business.

2017 vs 2016 Consolidated results

Revenues decreased by $20.5 million to $1.56 billion in 2017 as compared to $1.58 billion in 2016, primarily due to the decline in the coal power generation market, which resulted in a $160.9 million decline in revenues in our Power segment. Partially offsetting the decline in Power segment revenues were increases in revenues of $144.2 million in the Industrial segment resulting from the acquisitions of Universal on January 11, 2017 and SPIG on July 1, 2016.

In 2017, we had consolidated gross profit of $99.9 million, which compares to consolidated gross profit of $179.1 million in 2016, a decrease of $79.2 million. The primary drivers of the decrease were the six uncompleted European loss contracts in the Renewable segment (see Note 6 in the consolidated financial statements included in Item 8), the volume impact of the decline in the Power segment's revenues and productivity issues on new build cooling system contracts in the Industrial segment, which were partially offset by the positive gross profit contribution from the Universal acquisition.

Our consolidated operating losses were $281.6 million and $102.8 million in 2017 and 2016, respectively. In addition to the decrease in gross profit discussed above, the primary drivers of the increase in our consolidated operating loss were $86.9 million of goodwill impairment charges in the third quarter of 2017, an $18.2 million other-than-temporary-impairment of our investment in TBWES (a joint venture in India), $15.4 million more SG&A expenses primarily related to acquired businesses, and $8.1 million less income from equity method investees. Partially offsetting these declines were a $25.4 million reduction in restructuring expenses and related savings from these actions.

SG&A expenses, goodwill impairment charges, restructuring expenses, intangible asset amortization expense and income from equity method investees are discussed in further detail in the sections below.

2016 vs 2015 Consolidated results

Revenues decreased $179.0 million to $1.58 billion in 2016 compared to $1.76 billion in 2015 due to a $253.0 million decrease in Power segment revenues, partially offset by increases in revenues of $10.6 million and $69.9 million in our Renewable and Industrial segments, respectively. The SPIG acquisition, which was completed on July 1, 2016, contributed revenues of $96.3 million in 2016.

Consolidated gross profit decreased $129.0 million to $179.1 million in 2016 from $308.2 million in 2015. Excluding the mark to market charges, consolidated gross profit in 2016 decreased primarily due to the $125.8 million decline in our Renewable segment's gross profit, which was attributable to losses on four renewable energy projects during 2016.

Our consolidated operating income decreased $124.6 million to a consolidated operating loss of $102.8 million in 2016 compared to consolidated operating income of $21.9 million in 2015. In addition to the gross profit decrease discussed above, the primary drivers of the decrease in our consolidated operating income in 2016 were a $25.9 million increase in restructuring charges primarily related to our Power segment restructuring in June 2016, partially offset by a $14.6 million decrease in loss on asset disposals and impairments compared to 2015, $16.1 million lower mark to market charges compared to 2015 and a $8.3 million gain from the sale of all of our interest in our Australian joint venture in 2016.

SG&A expenses, restructuring expenses, intangible asset amortization expense and income from equity method investees are discussed in further detail in the sections below.

Segment descriptions

Our operations are assessed based on three reportable segments.

•	Power: Focused on technologies and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial: Focused on custom-engineered cooling, environmental, acoustic, emission and filtration solutions, other industrial equipment and related aftermarket services.

Power segment

Our Power segment focuses on technologies and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. The segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrades, fuel switching and repowering contracts, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.

Our worldwide new build boiler and environmental products businesses serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. The segment's product suite includes utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

Our environmental systems offerings include air pollution control products and related equipment for the treatment of nitrogen oxides, sulfur dioxide, fine particulate, mercury, acid gases and other hazardous air emissions. These include wet and dry flue gas desulfurization systems, catalytic and non-catalytic nitrogen oxides reduction systems, low nitrogen oxides burners and overfire air systems, fabric filter baghouses, wet and dry electrostatic precipitators, mercury control systems and dry sorbent injection for acid gas mitigation.

The segment also receives license fees and royalty payments through licensing agreements for our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	maintaining our strong service presence in support of our installed fleet of steam generation equipment and expanding support of other OEM equipment;

•	selectively bidding contracts in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•
growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, natural gas and oil fired package boilers, due in part to lower fuel prices; and

•	reducing costs through a focus on operational efficiencies.

Power segment results

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	$ Change	2016	2015	$ Change
Revenues	$821,062	$981,978	$(160,916)	$981,978	$1,234,997	$(253,019)
Gross profit	$191,999	$233,550	$(41,551)	$233,550	$247,632	$(14,082)
Gross margin %	23%	24%		24%	20%

2017 vs 2016 results

Revenues decreased 16%, or $160.9 million, to $821.1 million in 2017 from $982.0 million in 2016. The revenue decrease is attributable to the anticipated decline in the coal power generation market, which impacted our new build utility, retrofits and aftermarket parts and services businesses. The decline in coal power generation market activity is due primarily to a decrease in construction activity in the United States. We resized our business in anticipation of these declines with our restructuring actions in both 2017 and 2016. Partially offsetting the revenue decrease was an increase in revenues associated with our industrial steam generation repair and maintenance sales. We expect a low single-digit percentage decline in revenue in 2018.

Gross profit decreased 18%, or $41.6 million, to $192.0 million in 2017 from $233.6 million in 2016. We were able to largely maintain our gross margin percentage as a result of the 2017 and 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to 2016, the primary decrease in gross profit in 2017 was attributable to the decrease in gross profit from a lower volume of construction activity associated with our new build utility and retrofits businesses. Also contributing to the decrease were fewer net improvements on contracts that were completed this year versus last year.

2016 vs 2015 results

Revenues decreased 20%, or $253.0 million, to $982.0 million in 2016 from $1.23 billion in 2015. The decrease in the segment's revenues reflect the accelerated decline in activities in the United States coal-fired generation market and a decline in sales of our industrial steam generation products to non-utility customers in North America. These declines resulted in lower revenues in all of our Power segment product lines.

Gross profit decreased $14.1 million to $233.6 million in 2016 from $247.6 million in 2015. While the 2016 decrease in gross profit was in-line with the 20% decrease in revenues, our Power segment's gross margin percentage improved in 2016 across all of our product lines as a result of the restructuring efforts in 2016. Also contributing to the increase in our gross margin percentage is a $41.5 million increase in the gross profit contribution from construction contracts in 2016 as a result of improved contract performance. In 2015, gross profit was negatively impacted by a loss of $11.6 million on the Berlin Station project.

Effect of new accounting standard on Power segment results

In the first quarter of 2018, we will retrospectively adopt Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that we classify in our consolidated statement of operations the service cost component of net periodic retirement benefit costs in cost of operations, and all other costs associated with our retirement plans as a component of other income. This will affect not only how we present net periodic benefit cost, but also how we present segment gross profit and operating income upon adoption. Because almost all of our retirement benefit plans are in the Power segment, the reclassification of all of the net periodic retirement benefit components other than service cost from cost of operations to other income in the statement of operations will result in reclassification of $21.0 million, $20.0 million and $17.9 million of net periodic retirement benefit gains from the Power segment's gross profit for 2017, 2016 and 2015, respectively, which will result in restated gross margins of 21%, 22% and 19%, respectively. See Note 29 to the consolidated financial statements included in Item 8 for more information about the new accounting standard.

Renewable segment

Our Renewable segment provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and reduced landfill use, and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

In 2017, we redefined our approach to bidding on and executing renewable energy contracts. Under our new model, we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling, and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We also elected to limit bidding any additional Renewable contracts that involved our European resources during 2017 as we worked through our existing contracts.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We expect backlog growth in the future, primarily from renewable waste-to-energy contracts, as we continue to see numerous opportunities around the globe, although the rate of this growth is dependent on many external factors.

Renewable segment results

	Year Ended December 31,			Year Ended December 31,
(in thousands, except percentages)	2017	2016	$ Change	2016	2015	$ Change
Revenues	$347,198	$349,172	$(1,974)	$349,172	$338,603	$10,569
Gross profit (loss)	$(128,204)	$(68,109)	$(60,095)	$(68,109)	$57,682	$(125,791)
% of revenues	(37)%	(20)%		(20)%	17%

2017 vs 2016 results

Revenues decreased 1%, or $2.0 million to $347.2 million in 2017 from $349.2 million in 2016. Our revenue is comparable in both years primarily due to the activities in our portfolio of renewable energy projects in Europe during both periods.

The segment had losses of $128.2 million and $68.1 million in 2017 and 2016, respectively. Our losses were attributable to $158.5 million and $141.1 million in net losses in 2017 and 2016, respectively, from changes in the estimated cost to complete certain renewable energy contracts in Europe, partially offset by gross profit from our operations and maintenance services and aftermarket parts and services in each year. These $158.5 million of losses in 2017 were primarily a result of scheduling delays, shortcomings in our subcontractors' estimated productivity and the cost of repairing a structural steel beam on one of our projects, which were partially offset by contractual bonus opportunities and reduced liquidated damages on certain projects. In September 2017, we identified the failure of a structural steel beam on one of our renewable energy contracts in Europe, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure that are expected to be complete in the first half of 2018. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on two of the other renewable energy contracts in Europe, and although no structural failure occurred on these two other projects, work was also stopped in certain restricted areas while we added reinforcement to the structures. The reinforcements at these two other projects are now complete. The total costs related to the structural steel issues on these three projects, including project delays, are estimated to be approximately $42 million, which is included in the December 31, 2017 estimated losses at completion for these three projects.

Also in the second half of 2017, we adjusted the design of three of our renewable energy projects to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output, and also received contractual reductions in liquidated damages. The bonus opportunities and reduced liquidated damages increased the estimated selling price of the three contracts by approximately $19 million in total, which was recognized in the estimated revenues and costs to complete in 2017 because each were loss contracts.

During 2018, we expect construction will be completed and the units will be operational on each of the six renewable energy loss projects in Europe. We expect customers will take-over five of the facilities in 2018, and one in early 2019. See additional details in Note 6 to the consolidated financial statements included in Item 8 of this annual report.

2016 vs 2015 results

Revenues increased 3.1%, or $10.6 million to $349.2 million in 2016 from $338.6 million in 2015. The increase in revenue in 2016 is primarily attributable to an increase in the level of activity on our renewable energy contracts. Our operations and maintenance services also contributed $2.4 million more to the segment's revenues in 2016.

Gross profit (loss) decreased $125.8 million in 2016 from $57.7 million in 2015 to $(68.1) million in 2016. The decrease is attributable to $141.1 million in losses from changes in the estimated forecasted cost to complete certain renewable energy contracts in Europe, partially offset by an increase in gross profit from our operations and maintenance services. During 2016, four of the segment's renewable energy projects became loss contracts. See additional details in Note 6 to the consolidated financial statements included in Item 8 of this annual report.

Industrial segment

Through December 31, 2016, our Industrial segment was comprised of our MEGTEC and SPIG businesses. Beginning with the first quarter of 2017, Universal was added to the Industrial segment. The segment is focused on custom-engineered cooling, environmental, noise abatement and industrial equipment along with related aftermarket services.

We acquired MEGTEC in 2014. Through MEGTEC, we provide environmental products and services to numerous industrial end markets. MEGTEC designs, engineers and manufactures products including oxidizers, solvent recovery and distillation systems, wet electrostatic precipitators, scrubbers and heat recovery systems. MEGTEC also provides specialized industrial process systems, coating lines and equipment. To this product mix, B&W recently added (synergy) technologies including dry electrostatic precipitators, pulse jet fabric filters, selective catalytic reduction systems, and dry and wet scrubbers. These complementary technologies enhance MEGTEC’s ability to offer a full line of environmental products and allow MEGTEC to strategically grow its business by selling solutions (comprehensive equipment trains) to new and existing customers and markets. MEGTEC serves a diverse set of industrial end markets globally with a current emphasis on the chemical, pharmaceutical, energy storage, metals and mining, and engineered wood panel board markets. MEGTEC's activity is dependent primarily on the capacity utilization of operating industrial plants and an increased emphasis on environmental emissions globally across a broad range of industries and markets.

We acquired SPIG on July 1, 2016. It provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades and revamping of existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

We acquired Universal on January 11, 2017. The business complements the product and service offerings we are able to provide through our Industrial segment. Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, custom silencers, filters and custom enclosures. Historically, almost all of Universal's activity has been in the United States; however, we expect its business to grow globally with the benefit of B&W's global network of current and future customers and the needs of noise abatement controls for natural gas power generation, natural gas pipelines and other industrial markets.

We see opportunities for growth in revenues in the Industrial segment relating to a variety of factors. Our new equipment customers make purchases as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. Major investments in global industrial markets have strengthened demand for our industrial equipment, while tightening global environmental and noise abatement regulations are creating new opportunities. We foresee long-term trends toward increased environmental and noise abatement controls for industrial manufacturers around the world. Together, the companies that comprise the Industrial segment are well-positioned to capitalize on opportunities in these markets. Additionally, we will continue to seek acquisitions to expand our market presence and technology offerings in our Industrial segment.

In November 2017, we also announced that we are evaluating strategic alternatives for our MEGTEC and Universal businesses in order to enhance our financial flexibility. Though our outlook remains favorable for these businesses, we believe it is prudent to explore alternatives for these parts of our company, providing greater optionality if needed.

Industrial segment results

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	$ Change	2016	2015	$ Change
Revenues	$397,791	$253,613	$144,178	$253,613	$183,695	$69,918
Gross profit	$41,383	$50,726	$(9,343)	$50,726	$54,826	$(4,100)
Gross margin %	10%	20%		20%	30%

2017 vs 2016 results

Revenues increased 57%, or $144.2 million, to $397.8 million in 2017 from $253.6 million in 2016. The increase in revenues is primarily attributable to the July 1, 2016 acquisition of SPIG and the January 11, 2017 acquisition of Universal, which together comprised $250.6 million of revenue in 2017. In 2016, SPIG contributed $96.3 million of revenue to the Industrial segment. Partially offsetting the increase in revenue is a $9.0 million decline in revenues attributable to sales of engineered products, primarily in the first half of 2017.

Gross profit decreased 18%, or $9.3 million, to $41.4 million in the year ended December 31, 2017, compared to $50.7 million in 2016. In 2017, Universal contributed $14.5 million of gross profit. The net decrease in gross profit and the gross margin percentage reflects decreased revenues from our MEGTEC business and changes in product mix, particularly at our SPIG business as new build cooling systems generally have lower margins than other products and services in the segment. In addition, the gross profit in 2017 was negatively affected by productivity issues on new build cooling system contracts. The productivity issues increased estimated costs and resulted in deployment of additional resources to complete the contracts on time. We expect the Industrial segment's gross profit will normalize over the course of 2018 as these legacy new build cooling system contracts are completed and both our productivity and profitability increase.

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

Gross profit decreased 7.5%, or $4.1 million, to $50.7 million in the year ended December 31, 2016, compared to $54.8 million in 2015. The SPIG business contributed gross profit of $7.8 million in 2016, which was partially offset by lower gross profit from MEGTEC in-line with the decrease in revenues during 2016. MEGTEC was able to improve its gross margin percentage in 2016 due to its mix of product revenues despite the overall decline in revenues and gross profit for the business. In addition, SPIG's gross margins have been historically lower than MEGTEC's, resulting in a decline in the 2016 gross margin percentage in the segment.

Goodwill impairment

We recorded goodwill impairment charges of $86.9 million ($85.8 million net of tax) in the third quarter of 2017, which included a $50.0 million charge in the Renewable reporting unit and a $36.9 million charge in the SPIG reporting unit. The reasons for the charges and related assumptions made by management are described in Note 15 to the consolidated financial statements included in Item 8. The third quarter 2017 impairment charges eliminated all of the Renewable reporting unit's goodwill balance at September 30, 2017, and $38.3 million of the SPIG reporting unit's goodwill balance remains after the impairment charge; long-lived assets in the two reporting units were not impaired.

As a result of our annual goodwill impairment tests performed on the first day of the fourth quarter of 2017, 2016 and 2015, we did not record any goodwill impairment charges.

SG&A expenses

SG&A expenses, excluding intangible asset amortization expense and pension mark to market adjustments, increased by $15.4 million to $255.5 million in 2017 from $240.2 million in 2016. The primary reason for the increase is $24.3 million of combined SG&A expenses attributable to the recently acquired SPIG and Universal businesses. In addition, SG&A expenses in our Renewable segment increased by $17.5 million in 2017 to support ongoing renewable energy projects in Europe. These increases are partially offset by the savings from our restructuring initiatives, which provided $30.6 million of benefit to our Power segment in 2017, and reductions in incentive compensation accruals in both 2017 and 2016 based on the company's operating results. SG&A expenses in 2017 and 2016 also include $2.7 million and $5.1 million, respectively, of acquisition and integration related costs related to the acquisitions of Universal and SPIG.

SG&A expenses were $240.2 million in 2016 and $240.3 million in 2015, excluding intangible asset amortization expense and pension mark to market adjustments. SG&A expenses in 2016 were higher primarily due to $5.1 million of acquisition and integration related costs related to the acquisitions of SPIG, $1.3 million of litigation expenses associated with the ARPA trial and the addition of $8.2 million of SG&A expenses associated with SPIG. These 2016 increases were almost entirely offset by savings from our 2016 restructuring actions and reduced incentive compensation accruals.

Research and development expenses

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $9.4 million, $10.4 million and $16.5 million in 2017, 2016 and 2015, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales. In 2018, we expect our research and development expenses to continue to decline.

Restructuring

2017 Restructuring activities

In the second half of 2017, we announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions include a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions include reduction of approximately 30% of B&W Vølund's workforce, which will right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides us with a lower risk profile and aligns with our strategy of being an industrial and power equipment technology and solutions provider. Other actions are focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total costs associated with these restructuring actions were $9.1 million, most of which was recognized in the fourth quarter of 2017, and the estimated annual savings are expected to be approximately $45 million in 2018.

Pre-2017 Restructuring activities

Our series of restructuring activities prior to 2017 were intended to help us maintain margins, make our costs more variable and allow our business to be more flexible. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. This new matrix organization and operating model required different competencies and, in some cases, changes in leadership. While primarily applicable to our Power segment, our restructuring actions also benefit the Renewable and Industrial segments to a lesser degree. As demonstrated in our Power segment's gross margin percentages, we have achieved our objective of maintaining gross margins in the segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

On June 28, 2016, we announced actions to restructure our power business in advance of lower projected demand for power generation from coal in the United States. These restructuring actions were primarily in the Power segment. Additionally, we announced leadership changes on December 6, 2016, which included the departure of members of management in our Renewable segment. The costs associated with these restructuring activities totaled $4.2 million and $31.4 million in the years ended December 31, 2017 and 2016, respectively. We do not expect additional restructuring charges related to these activities in 2018.

Other restructuring initiatives announced prior to 2016 were intended to better position us for growth and profitability. They have primarily been related to facility consolidation and organizational efficiency initiatives. Theses costs were $1.0 million, $5.6 million and $11.7 million in 2017, 2016, and 2015, respectively. We do not expect additional restructuring charges related to the pre-2017 restructuring activities in 2018.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the years ended December 31, 2017, 2016 and 2015, we recognized spin-off costs of $1.2 million, $3.8 million, $3.8 million, respectively. In 2017, we disbursed $1.9 million of the accrued retention awards. Approximately $0.3 million of such costs remain, which we expect will be recognized through June 30, 2018.

Equity in income (loss) of investees

	Year Ended December 31,
	2017	2016	2015
B&W's share of income from equity method investees	$8,326	$8,116	$(242)
Gain on sale of HMA	—	8,324	—
Other than temporary impairment of TBWES	(18,193)	—	—
	$(9,867)	$16,440	$(242)

The 2017 increase in our share of income from equity-method investees compared to 2016 was primarily a result of improved performance and warranty experience at Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), offset by no 2017 contribution from our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"). Our share of HMA's income from its operations in 2016 and 2015 was $2.2 million and $3.1 million, respectively. At the end of 2016, we sold all of our interest in HMA, resulting in an $8.3 million gain, which was classified in equity income of investees in 2016.

The 2016 increase in contributions from equity-method investees compared to 2015 was primarily due to the performance of BWBC.

During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, which reduced the expected recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized a $18.2 million other-than-temporary-impairment of our investment in TBWES in the second quarter of 2017. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets. Our remaining investment in TBWES at December 31, 2017 was $26.0 million. The winding down of the TBWES joint venture in India is further described in Note 7 to the consolidated financial statements included in Item 8.

In the first quarter of 2018, we sold all of our interest in BWBC to our joint venture partner for approximately $21 million, which will result in a gain of approximately $4 million during the first quarter of 2018. The sale of our BWBC joint venture in China is further described in Note 7 to the consolidated financial statements included in Item 8. BWBC contributed equity in income of investees of $6.1 million, $4.5 million and $4.9 million from its operations in 2017, 2016 and 2015, respectively.

Excluding the gain on the sale of our BWBC joint venture, in 2018, our equity income is expected to relate only to any potential decreases in the recoverable value of our Indian joint venture and from various contract joint ventures, which are not expected to be material.

Intangible asset amortization expense

We recorded $18.3 million, $19.9 million and $11.4 million of expense during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in amortization expense is attributable to our last two business combinations, which increased our intangible assets by $74.7 million. We expect intangible asset amortization expense will be approximately $12.4 million in 2018.

We acquired $55.2 million of intangible assets in the July 1, 2016 acquisition of SPIG. Amortization of the SPIG intangible assets resulted in $9.1 million and $13.3 million of expense during 2017 and 2016, respectively.

We acquired $19.5 million of intangible assets in the January 11, 2017 acquisition of Universal. Amortization of the Universal intangible assets resulted in $3.1 million of expense during 2017.

Mark to market adjustments

We recognize actuarial gains and losses for our pension and other postretirement benefit plans into earnings as a component of net periodic benefit cost, which affect both our cost of operations and SG&A. These mark to market ("MTM") adjustments for our pension and other postretirement plans resulted in net gains (losses) of $8.7 million, $(24.1) million, and $(40.2)

million, in 2017, 2016 and 2015, respectively. The effect of the MTM adjustments on cost of operations and SG&A are detailed in Note 18 to the consolidated financial statements included in Item 8.

The MTM gain in 2017 was primarily related to actual returns on plan assets exceeding our expected long-term rate of return assumption, which more than offset the decrease in the discount rate used to measure the pension and other postretirement plan liabilities at December 31, 2017. The MTM gain in 2017 was partially offset by lump sum payments from our Canadian pension plan in the first quarter of 2017, which resulted in a plan settlement of $0.4 million and an interim mark to market remeasurement for the Canadian pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million.

The MTM loss in 2016 was primarily related to a decrease in the discount rate used to measure our pension plan liabilities, and changes in the demographics of our pension plan participants, partially offset by actual return on assets that exceeded our expected return for the year. The MTM loss in 2016 was partially offset by a curtailment gain in one of our other postretirement benefit plans. We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017), provided the plan participant had not yet reached his or her lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who did not enroll in the new benefit plan, we recognized a settlement gain of $7.2 million on December 31, 2016 (which is included as part of the MTM adjustment). Also, during the second and third quarters of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlement events. In April and September 2016, lump sum payments from our Canadian pension plan resulted in pension plan settlement charges of $1.1 million and $0.1 million, respectively. In May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. These events resulted in interim mark to market accounting for the respective benefit plans in 2016, which totaled $27.5 million.

The net MTM loss in 2015 was primarily related to actual return on assets that fell short of the expected long-term rate of return assumption, offset by an increase in the discount rate used to measure our benefit plans liabilities.

Provision for income taxes

	Year Ended December 31,
(In thousands, except for percentages)	2017	2016	2015
Income (loss) before income taxes	$(314,199)	$(108,139)	$20,205
Income tax expense (benefit)	$64,816	$6,943	$3,671
Effective tax rate	(20.6)%	(6.4)%	18.2%

We operate in numerous countries that have statutory tax rates below that of the United States federal statutory rate of 35% that was in effect through December 31, 2017. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. In addition, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items.

In 2017, we had a pretax loss in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. We had significant losses which were subject to a valuation allowance and therefore did not give rise to a tax benefit in 2017. These losses were primarily attributable to our Renewable Segment, as well as nondeductible goodwill impairment charges. The negative effective tax rate is a result of unfavorable discrete items recorded in 2017, largely attributable to the impact of the newly enacted United States tax legislation.

In 2016, we had a pretax profit in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. In addition, some of the foreign losses were subject to a valuation allowance and therefore did not give rise to a tax benefit in 2016. Because the jurisdictional mix of our pretax loss was heavily skewed toward relatively low tax jurisdictions, a lower effective tax rate resulted. This low effective tax rate applied against our pretax loss was further reduced due to the impact of unfavorable discrete items recorded in 2016.

In 2015, the MTM adjustments resulted in a net loss in the United States, which was tax-effected at United States statutory tax rates. When these tax benefits, which are realized in a relatively high tax jurisdiction, are combined with the tax expense generated in foreign jurisdictions with relatively lower statutory tax rates, a low net effective tax rate resulted because we have income before the provision for income taxes.

Income (loss) before provision for income taxes generated in the United States and foreign locations for the years ended December 31, 2017, 2016 and 2015 is presented in the table below.

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$(44,835)	$1,280	$(20,748)
Other than the United States	(269,364)	(109,419)	40,953
Income (loss) before provision for (benefit from) income taxes	(314,199)	(108,139)	20,205

As described above, in addition to jurisdictional mix of earnings and the impact of MTM adjustments, our income tax provision and our effective tax rate can also be affected by discrete items that do not occur in each period or jurisdiction and recurring items like foreign tax and research credits, nondeductible expenses and manufacturing tax benefits.

In 2017, we had net unfavorable discrete items of approximately $70.7 million. With a pretax loss in 2017, unfavorable discrete items decreased the effective rate by 22.5%. Our discrete items primarily consist of unfavorable discrete items of $62.4 million related to the enactment of new United States tax legislation in the fourth quarter (see further discussion in Note 10 to the consolidated financial statements included in Item 8), an unfavorable discrete item for withholding tax of $4.5 million on a dividend distribution outside the United States, and unfavorable discrete items related to changes in state deferred taxes due to changes in tax rates and an increase in valuation allowances of $5.0 million.

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

See Note 10 to the consolidated financial statements included in Item 8 for explanation of differences between our effective income tax rate and our statutory rate and the impact of the United States Tax Cuts and Jobs Act of 2017.

Liquidity and capital resources

Additional losses we recognized in the fourth quarter of 2017 related to an increase in structural steel repair costs on one of our European renewable energy contracts led to us seeking amendment of our lending arrangement. The additional losses we recognized in the fourth quarter of 2017 caused us to be out of compliance with certain financial covenants in our lending arrangements at December 31, 2017. We obtained an amendment to our United States Revolving Credit Facility on March 1, 2018 that temporarily waived the financial covenant defaults that existed at December 31, 2017. We face liquidity challenges related to our non-compliance with the financial covenants associated with our second lien term loan facility at December 31, 2017, which may be difficult to resolve in a timely manner. Our second lien term loan agreement contains a 180-day standstill period beginning on March 1, 2018 to resolve the event of default or repay the loan as described in Note 20. Our financing plan includes raising additional capital through a rights offering and other sources before the end of the standstill period, which will depend on conditions in the capital markets and, with respect to the rights offering, an amendment to our existing shelf registration statement that we plan to file in early March 2018 being declared effective by the Securities and Exchange Commission ("SEC"), which are matters that are outside of our control.

We have initiated steps to remedy the going concern uncertainty, which include, but are not limited to:

•
secured an equity commitment agreement on March 1, 2018 with a group of our existing stockholders to fully backstop our planned rights offering for the purpose of providing approximately $182 million of new capital, in the form of new equity, that together with $35 million of borrowings permitted by our United States revolving credit facility we intend to use to extinguish the outstanding balance of our second lien term loan facility and terminate the associated borrowing agreement;

•
mitigating, to the extent possible, the adverse impact of our net losses and financial covenant defaults over the past two years on our core operations, customers, vendors and banking relationships (e.g., providers of bank guarantees, letters of credit and surety bonds);

•	entered into employee retention agreements with key members of management;

•	dedicating project management resources to the performance, efficiency and timely completion of our existing and forecasted portfolio of contracts; and

•	selling certain assets or exiting certain markets, if we believe the opportunity would improve stockholder value and our liquidity outlook.

While we believe that the actions summarized above are more likely than not to address the substantial doubt about our ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

At December 31, 2017, our cash and cash equivalents totaled $56.7 million and we had $263.6 million of total borrowings ($299.3 million face value before debt discounts). In general, our foreign cash balances are not available to fund our United States operations unless the funds are repatriated or used to repay intercompany loans made from the United States to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. Our foreign business locations held $54.3 million of our $56.7 million of unrestricted cash and cash equivalents at December 31, 2017. We presently have no plans to repatriate these funds to the United States as we believe that our United States liquidity is sufficient to meet the anticipated cash requirements of our United States operations.

Historically, our primary sources of liquidity have been cash from operations, borrowings under our United States Revolving Credit Facility ("Revolver") and borrowings under foreign revolving credit facilities. Our borrowing capacity under our Revolver is primarily limited by the financial covenants, which are most significantly affected by our trailing 12 months EBITDA (as defined in the credit agreement governing the facility). The significant loss accruals we recorded in the second quarter and fourth quarters of 2017 reduced our trailing 12 months EBITDA and, in turn, our ability to comply with our financial covenants. Accordingly, we amended our Revolver on February 28, 2017, August 9, 2017 and March 1, 2018 to, among other things, provide covenant relief.

To provide additional liquidity, we entered into a Second Lien Term Loan Facility ("Second Lien") on August 9, 2017 with an affiliate of American Industrial Partners ("AIP"). The Second Lien consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of $20.0 million, which was drawn in a single draw on December 13, 2017. On August 9, 2017, we used $125.0 million of the second lien term loan proceeds to repay borrowings outstanding under our Revolver and pay fees and expenses related to the Second Lien and the amendment of our Revolver, and the balance of the second lien term loan proceeds on August 9, 2017 were used to repurchase approximately 4.8 million shares of our common stock held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the Second Lien. As described in Note 20 to the consolidated financial statements included in Item 8, the difference between the price paid for the shares and the estimated fair value of the shares repurchased was treated as a debt discount together with the direct financing costs.

Additionally, to enhance our financial flexibility, we also announced in November 2017 that we are evaluating strategic alternatives for our MEGTEC and Universal businesses. Though our outlook remains favorable for these businesses, we believe it is prudent to explore alternatives for these parts of our company, providing greater optionality if needed.

After giving effect to the March 1, 2018 amendment, we had approximately $137.4 million of availability under our Revolver as of December 31, 2017. Based on the amended Revolver, we believe we have adequate sources of liquidity at December 31, 2017. Our assessment is based on the Equity Commitment Agreement we entered into on March 1, 2018, our operating forecast, backlog, cash on-hand, borrowing capacity under the Revolver, potential asset sales, planned capital investments and ability to manage future discretionary cash outflows during the next 12 month period. We expect our operations to use cash over the first half of 2018 and generate cash flows that will cover our forecasted obligations during the second half of 2018. Our forecasted use of cash during 2018 will primarily be in the Renewable segment as we fund accrued contract losses and work down advanced bill positions. Our forecasted use of cash is expected to be funded in part through borrowings from our Revolver. Our Revolver allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that United States cash on hand is minimized to reduce borrowing costs. After giving effect to the the $65.0 million of minimum liquidity required under our financial covenants, we expect to have between $25.0 million and $35.0 million of available borrowing capacity from our Revolver during the next 12 months based on our forecast of the trailing 12 month EBITDA calculation and forecasted borrowings. Our available borrowing capacity will increase if we complete assets sales. We expect cash and cash equivalents, cash flows from operations, and our borrowing capacity under our Revolver to be sufficient to meet our liquidity needs for at least 12 months from the date of this filing.

Our net cash provided by (used) in operations was $(189.8) million in 2017 and $2.3 million in 2016. The change is partially attributable to the $263.9 million increase in our net loss in the 2017 compared to 2016. Also, a $48.1 million net decrease in cash inflows associated with changes in accounts receivable, contracts in progress and advanced billings in 2017 compared to 2016 resulted primarily from the timing of billings and stage of completion of large, ongoing contracts in our Renewable segment. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Our portfolio of Renewable energy contracts at both December 31, 2017 and December 31, 2016 included milestone payments from our customers in advance of incurring the contract expenses, and as a result we are in an advance bill position on most of these contracts at both dates. Because of the advanced bill positions, combined with the increase in expected costs to complete the Renewable loss contracts, we expect the use of cash by the Renewable segment to continue during the first half of 2018 until these contracts are completed. Our operating cash outflows also increased by $56.8 million associated with changes in contract related accounts payable and accrued liabilities in 2017 compared to 2016.

Our net cash used in investing activities was $62.1 million in 2017 and $180.8 million in 2016. The net cash used in investing activities in 2017 was primarily attributable to the $52.5 million acquisition of Universal on January 11, 2017, net of $4.4 million cash acquired in the business combination (see Note 5 to the consolidated financial statements included in Item 8). The net cash used in investing activities in 2016 included $145.0 million acquisition of SPIG, net of $26.0 million cash acquired, and a $26.3 million contribution to increase our interest in TBWES, our joint venture in India. Capital expenditures were $14.3 million and $22.5 million in 2017 and 2016, respectively.

Our net cash provided by financing activities was $206.1 million in 2017, compared to $83.4 million of cash used in 2016. The cash provided by financing activities in 2017 was a result of net borrowings from our United States revolving credit facility of $84.5 million and proceeds from the issuance of the Second Lien of $161.7 million, which were used to repurchase $16.7 million of shares from a related party, fund debt issuance costs and repay a portion of our Revolver. The net cash used in financing activities in 2016 is primarily attributable to repurchases of $78.4 million of our common stock.

In 2017, we also experienced increased levels of cash paid for interest based on higher borrowing levels, which we expect to increase further in 2018.

United States Revolving Credit Facility ("Revolver")

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

On February 24, 2017, August 9, 2017 and March 1, 2018, we entered into amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement") to, among other things: (1) permit us to incur the debt under the second lien term loan facility, (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $30.1 million of charges for certain Renewable segment contracts for periods including the quarter ended September 30, 2017, up to $38.7 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 and March 1, 2018 amendments, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $450.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ended March 31, 2018, limit to no more than $15.0 million any cumulative net income losses attributable to eight specified Vølund projects, (17) increase reporting obligations and require us to hire a third-party consultant and a chief implementation officer, (18) require us to pledge the equity of certain of our foreign subsidiaries to guarantee and provide collateral for our obligations under the United States credit facility, (19) require us to pay a deferred facility fee as more fully set forth in the March 1, 2018 Amendment, and (20) require us to sell at least $100 million of assets before March 31, 2019. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2019.

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

The March 1, 2018 Amendment temporarily waived certain defaults and events of default under our Revolver that were breached on December 31, 2017 or that may occur in the future, with certain amendments effective immediately and other amendments effective upon the completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien. If the Rights Offering and the repayment of the outstanding balance of our Second Lien do not occur by April 15, 2018 (subject to extension in certain cases), the temporary waiver will end. The temporary waiver will also end if certain other conditions specified in the March 1, 2018 Amendment occur. Upon any such termination of the waiver, our ability to borrow funds under the Revolver will terminate.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien within the time period required by the March 1, 2018 Amendment, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	8.50:1.0 for the quarter ended December 31, 2017,

•	7.00:1.0 for the quarter ending March 31, 2018,

•	6.50:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.75:1.0 for the quarter ending December 31, 2018,

•	3.00:1.0 for the quarter ending March 31, 2019,

•	2.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019, and

•	2.50:1.0 for the quarter ending December 31, 2019 and each quarter thereafter.

After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien within the time period required by the March 1, 2018 Amendment, the minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.25:1.0 for the quarter ended December 31, 2017,

•	1.15:1.0 for the quarter ending March 31, 2018,

•	1.00:1.0 for the quarter ending June 30, 2018,

•	0.85:1.0 for the quarter ending September 30, 2018,

•	1.25:1.0 for the quarter ending December 31, 2018,

•	1.50:1.0 for the quarter ending March 31, 2019 and

•	2.00:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At December 31, 2017, borrowings under the Amended Credit Agreement and foreign facilities totaled $103.5 million at an effective interest rate of 6.89%. Usage under the Amended Credit Agreement consisted of $94.3 million of borrowings, $7.4 million of financial letters of credit and $123.7 million of performance letters of credit. After giving effect to the March 1, 2018 amendment, at December 31, 2017 we had approximately $221.4 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) were 2.59 and 2.50, respectively. We expect to be closest to the minimum financial covenant thresholds at September 30, 2018.

We plan to execute the actions necessary to enable us to maintain compliance with the financial and other covenants described above. We believe we will accomplish our plans to maintain compliance with our financial and other covenants, and believe our cash on hand, proceeds from potential future asset sales, cash flows from operations and amounts available under our Revolver will be adequate to enable us to fund our operations. However, there can be no assurance that we will be successful. Our ability to generate cash flows from operations, access funding under reasonable terms, contract business with reasonable terms and conditions and comply with our financial and other covenants may be impacted by a variety of business, economic, regulatory and other factors, which may be outside of our control. Such factors include, but are not limited to: our ability to access capital markets and complete asset dispositions, delay or cancellation of contracts, decreased profitability on our contracts due to matters not reasonably forecasted, changes in the timing of cash flows on our contracts due to the timing of receipts and required payments of liabilities and funding of our loss projects, the timing of approval or settlement of change orders and claims, changes in foreign currency exchange or interest rates, performance of pension plan assets or changes in actuarially determined liabilities. In addition, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations. Also, we have what we believe is adequate capacity to provide letters of credit and secure surety bonds in support of current and future contracts, but there can be no assurance that these will be renewed or available at reasonable commercial terms in the future.

Second Lien Term Loan ("Second Lien")

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of AIP governing a second lien term loan facility. The Second Lien consists of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017. Borrowings under the second lien term loan, other than the delayed draw term loan, bear interest at 10% per annum, and borrowings under the delayed draw term loan bear interest at 12% per annum, in each case payable quarterly. Delayed draw borrowings and the second lien term loan have scheduled maturities of December 30, 2020. In connection with our entry into the second lien term loan facility, we used a portion of the proceeds from the second lien term loan to repurchase approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP for approximately $50.9 million, which was one of the conditions precedent for the second lien term loan facility.

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

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey and India that are used to provide working capital to our operations in each country. These foreign revolving credit facilities allow us to borrow up to $9.2 million in aggregate and each have a one year term. At December 31, 2017, we had $9.2 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 6.07%.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees associated with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States credit facility as of December 31, 2017 and December 31, 2016 was $269.1 million and $255.2 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the Revolver as of December 31, 2017 was $114.2 million. The aggregate value of the letters of credit provided by the Revolver in support of letters of credit outside of the United States was $40.4 million as of December 31, 2017.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is more than adequate to support our existing contract requirements for the next twelve months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $378.8 million.

Long-term benefit obligations

Our unfunded pension and postretirement benefit obligations totaled $258.8 million at December 31, 2017. For the year ended December 31, 2017, we made required contributions to our pension plans totaling $17.3 million and to our postretirement plans of $1.2 million. In 2018, we expect to make $21 million to $23 million of contributions to our benefit plans. See additional information on our long-term benefit obligations in Note 18 to our consolidated financial statements included in Item 8 of this annual report.

Contractual obligations

Our cash requirements as of December 31, 2017 under current contractual obligations were as follows:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating lease payments	$23,803	$6,814	$8,653	$4,999	$3,337
United States revolving credit facility	$94,300	$—	$94,300	$—	$—
Second lien notes facility	$195,884	$—	$195,884	$—	$—
Foreign revolving credit facility	$9,173	$9,173	$—	$—	$—
ARPA litigation settlement	$7,000	$2,500	$4,500	$—	$—

The table above excludes cash payments for self-insured claims, litigation (other than the ARPA settlement) and funding of our pension and postretirement benefit plans because we are uncertain as to the timing and amount of any associated cash payments that will be required. For example, pension contributions may be subject to potential required contributions in connection with dispositions or plan mergers. Also, estimated pension and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets and health care costs. Additionally, the table above excludes deferred income taxes recorded on our balance sheets because cash payments for income taxes are determined primarily on future taxable income.

Our contingent commitments under letters of credit, bank guarantees and surety bonds outstanding at December 31, 2017 expire as follows (in thousands):

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
$779,082	$368,357	$374,566	$35,072	$1,088

We do not expect significant cash payments associated with the contingent commitments included in the table above because we expect to fulfill the performance commitments related to the underlying contracts.

Off-balance sheet arrangements

There were no significant off-balance sheet arrangements at December 31, 2017.

EFFECTS OF INFLATION AND CHANGING PRICES

Our consolidated financial statements included in Item 8 are prepared in accordance with generally accepted accounting principles in the United States, using historical United States dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the United States dollar, especially during times of significant and continued inflation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements included in Item 8 are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and revenue recognition

We determine the appropriate accounting method for each of our long-term contracts before work begins. We generally recognize contract revenues and related costs on a percentage-of-completion ("POC") method for individual contracts or combinations of contracts based on a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenues and resulting income based on costs incurred to date as a percentage of total estimated costs. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity or steel and other raw material prices. We routinely review estimates related to our contracts, and revisions to profitability are reflected in the quarterly and annual earnings we report. For parts orders and certain aftermarket services activities, we recognize revenues as goods are delivered and work is performed.

In the years ended December 31, 2017, 2016 and 2015, we recognized net changes in estimates related to long-term contracts accounted for on the POC basis which increased (decreased) operating income by $(153.3) million, $(106.8) million and $0.4 million, respectively. As of December 31, 2017, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to contract performance or unforeseen events, which could result in adjustments to overall contract costs. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

We recognize income from contract change orders or claims when agreed with the customer. We regularly assess the collectability of contract revenues and receivables from customers. We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe the following accounting criteria have been met:

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

In our consolidated balance sheets, we had no accrued claims receivable at December 31, 2017 and at December 31, 2016.

Business combinations

We account for acquisitions in accordance with Financial Accounting Standards Board ("FASB") Topic Business Combinations. This topic requires us to estimate the fair value of assets acquired, liabilities assumed and interests transferred as a result of business combinations. It also provides disclosure requirements to assist users of the financial statements in evaluating the nature and financial effects of business combinations.

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

We accounted for the acquisitions of SPIG and Universal using the acquisition method. All of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date. Any excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Acquisition-related costs were recorded as selling, general and administrative expenses in our consolidated financial statements.

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

Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We recognize net actuarial gains and losses into earnings in the fourth quarter of each year, or as interim remeasurements are required, as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual and expected return on plan assets and changes in health care cost trends. The effect of changes in the discount rate and expected rate of return on plan assets in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition.

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

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2017:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost(1)	$(31.1)	$32.4
Effect on projected benefit obligation	(32.7)	34.2
Return on assets:
Effect on ongoing net periodic benefit cost	$(2.2)	$2.2
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate, return on assets and health care cost trend rate would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2017 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 21 to the consolidated financial statements included in Item 8 for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill and long-lived asset impairment

Each year, or as circumstances indicate, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to believe a qualitative test is no longer appropriate.

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

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date); however, events during 2017 have required two interim assessments of all six of our reporting units. In the second quarter of 2017, significant charges in our Renewable segment were considered to be a triggering event for the interim assessment as of June 30, 2017, which did not indicate impairment. In the third quarter of 2017, our market capitalization significantly decreased to below our equity value, which was considered to be a trigger for a second interim assessment. Additionally, the forecast was reduced for our SPIG reporting unit based on a change in the market strategy implemented by the new segment management to focus on core geographies and products.

The goodwill impairment test associated with our SPIG reporting unit is the most sensitive to a change in future valuation assumptions. The reporting unit has $38.3 million of goodwill remaining after the $36.9 million impairment charge we recorded at September 30, 2017. Even a marginal increase in the discount rate we use to estimate the fair value of the SPIG reporting unit in the income valuation approach could result in an impairment, assuming no significant change in the forecasted cash flows. Additionally, a decline in SPIG's forecasted cash flows would result in an impairment, assuming no significant change in the discount rate.

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

In the year ended December 31, 2015, we recognized a $14.6 million impairment charge primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The impairment is included in losses on asset disposals and impairments, net in our consolidated financial statements included in Item 8 of this annual report.

Income taxes

Income tax expense for federal, foreign, state and local income taxes is calculated on pre-tax income based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities.We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. Should we conclude in the future that any or all of our deferred tax assets are not more likely than not to be realized, we would establish additional valuation allowances and any changes to our estimated valuation allowance could be material to our consolidated financial statements. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of the provision for income taxes in our consolidated statements of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the United States Federal Internal Revenue Code. Changes include: (1) reduction of the United States federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) the creation of the base erosion anti-abuse tax, a new minimum tax; (4) a general elimination of United States federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"), (6) the creation of an export incentive for United States companies on foreign-derived intangible income; (7) a new limitation on deductible interest expense; (8) the repeal of the domestic production activity deduction; (9) limitations on the deductibility of certain executive compensation; (10) limitations on the use of foreign tax credits to reduce the United States income tax liability; and (11) limitations on net operating losses generated after December 31, 2017, to 80 percent of taxable income, while changing to an unlimited carryforward period. In connection with our initial analysis of the impact of the Tax Act, we have recorded an increase in tax expense in the period ending December 31, 2017; however, we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. Our accounting for the following elements of the Tax Act is complete: cost recovery and GILTI. Our accounting for the following elements of the Tax Act is incomplete; however, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments: reduction of United States federal corporate tax rate, deemed repatriation transition tax, valuation allowances, and decrease in deferred taxes related to performance-based compensation. We believe the assumptions and estimates related to the provision for income taxes are critical to our results of operations, and are described in greater detail in Note 10 to the consolidated financial statements included in Item 8.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets was provisional, and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Warranty

We accrue estimated expense included in cost of operations on our consolidated statements of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

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

Although the consolidated balance sheets do not present debt at fair value, our second lien term loan facility is fixed-rate debt, the fair value of which could fluctuate as a result of changes in prevailing market rates. On December 31, 2017, its principal balance was $195.9 million. Our United States revolving credit facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates. On December 31, 2017, its principal balance was $94.3 million.

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

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company recognized additional losses in the fourth quarter of 2017 that led to covenant violations associated with its second lien credit facility and does not have sufficient capital to repay such loans. Management's plans in regard to these matters are also described in Note 1. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spin-Off

The Board of Directors of The Babcock & Wilcox Company (“BWC”) approved the spin-off of the Company through the distribution of common stock of the Company on June 30, 2015 to existing shareholders of BWC. See Note 1 to the consolidated financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 1, 2018

We have served as the Company’s auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Revenues	$1,557,735	$1,578,263	$1,757,295
Costs and expenses:
Cost of operations	1,457,857	1,399,146	1,449,138
Selling, general and administrative expenses	259,799	247,149	239,968
Goodwill impairment charges	86,903	—	—
Restructuring activities and spin-off transaction costs	15,447	40,807	14,946
Research and development costs	9,412	10,406	16,543
Losses (gains) on asset disposals, net	15	(32)	14,597
Total costs and expenses	1,829,433	1,697,476	1,735,192
Equity in income (loss) and impairment of investees	(9,867)	16,440	(242)
Operating income (loss)	(281,565)	(102,773)	21,861
Other income (expense):
Interest income	510	810	618
Interest expense	(26,305)	(3,796)	(2,338)
Other – net	(6,839)	(2,380)	64
Total other income (expense)	(32,634)	(5,366)	(1,656)
Income (loss) before income tax expense	(314,199)	(108,139)	20,205
Income tax expense	64,816	6,943	3,671
Income (loss) from continuing operations	(379,015)	(115,082)	16,534
Income (loss) from discontinued operations, net of tax	—	—	2,803
Net income (loss)	(379,015)	(115,082)	19,337
Net income attributable to noncontrolling interest	(809)	(567)	(196)
Net income (loss) attributable to stockholders	$(379,824)	$(115,649)	$19,141

Basic earnings (loss) per share - continuing operations	$(8.09)	$(2.31)	$0.31
Basic earnings (loss) per share - discontinued operations	—	—	0.05
Basic earnings (loss) per share	$(8.09)	$(2.31)	$0.36

Diluted earnings (loss) per share - continuing operations	$(8.09)	$(2.31)	$0.30
Diluted earnings per share - discontinued operations	—	—	0.06
Diluted earnings (loss) per share	$(8.09)	$(2.31)	$0.36

Shares used in the computation of earnings per share:
Basic	46,935	50,129	53,487
Diluted	46,935	50,129	53,709
See accompanying notes to consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income (loss)	$(379,015)	$(115,082)	$19,337
Other comprehensive income (loss):
Currency translation adjustments, net of taxes	16,150	(24,494)	(19,459)

Derivative financial instruments:
Unrealized gains on derivative financial instruments	3,346	2,208	282
Income taxes	142	162	(57)
Unrealized gains on derivative financial instruments, net of taxes	3,204	2,046	339
Derivative financial instrument (gains) losses reclassified into net income	(2,503)	(3,598)	1,557
Income taxes	(234)	(568)	424
Reclassification adjustment for (gains) losses included in net income, net of taxes	(2,269)	(3,030)	1,133

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(152)	12,202	462
Income taxes	—	4,510	(57)
Unrealized gains (losses) on benefit obligations, net of taxes	(152)	7,692	519
Amortization of benefit plan costs (benefits)	(2,912)	(254)	1,042
Income taxes	43	(404)	1,237
Amortization of benefit plan costs (benefits), net of taxes	(2,955)	150	(195)

Other:	75	7	(22)

Other comprehensive income (loss)	14,053	(17,629)	(17,685)
Total comprehensive income (loss)	(364,962)	(132,711)	1,652
Comprehensive loss attributable to noncontrolling interest	(778)	(575)	(183)
Comprehensive income (loss) attributable to stockholders	$(365,740)	$(133,286)	$1,469
See accompanying notes to consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$56,667	$95,887
Restricted cash and cash equivalents	25,980	27,770
Accounts receivable – trade, net	291,704	282,347
Accounts receivable – other	78,970	73,756
Contracts in progress	161,220	166,010
Inventories	82,162	85,807
Other current assets	35,554	45,957
Total current assets	732,257	777,534
Net property, plant and equipment	141,931	133,637
Goodwill	204,398	267,395
Deferred income taxes	97,826	163,388
Investments in unconsolidated affiliates	43,278	98,682
Intangible assets	76,780	71,039
Other assets	25,759	17,468
Total assets	$1,322,229	$1,529,143

Foreign revolving credit facilities	$9,173	$14,241
Second lien term loan facility	160,141	—
Accounts payable	225,234	220,737
Accrued employee benefits	30,153	35,497
Advance billings on contracts	181,070	210,642
Accrued warranty expense	39,020	40,467
Other accrued liabilities	99,536	95,954
Total current liabilities	744,327	617,538
United States revolving credit facility	94,300	9,800
Pension and other accumulated postretirement benefit liabilities	256,390	301,259
Other noncurrent liabilities	36,509	39,595
Total liabilities	1,131,526	968,192
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 44,065 and 48,688 shares at December 31, 2017 and 2016, respectively	499	544
Capital in excess of par value	800,968	806,589
Treasury stock at cost, 5,681 and 5,592 shares at December 31, 2017 and December 31, 2016, respectively	(104,785)	(103,818)
Retained deficit	(492,150)	(114,684)
Accumulated other comprehensive loss	(22,429)	(36,482)
Stockholders' equity attributable to shareholders	182,103	552,149
Noncontrolling interest	8,600	8,802
Total stockholders' equity	190,703	560,951
Total liabilities and stockholders' equity	$1,322,229	$1,529,143
See accompanying notes to consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Former Parent Investment	Noncontrolling Interest	Total Stockholders’ Equity

	Shares	Par Value
		(in thousands, except share and per share amounts)
December 31, 2014 Balance	—	$—	$—	$—	$—	$10,374	$676,036	$1,027	$687,437
Net income	—	—	—	—	965	—	18,176	196	19,337
Currency translation adjustments	—	—	—	—	—	(19,446)	—	(13)	(19,459)
Derivative financial instruments	—	—	—	—	—	1,472	—	—	1,472
Defined benefit obligations	—	—	—	—	—	324	—	—	324
Available-for-sale investments	—	—	—	—	—	(22)	—	—	(22)
Stock-based compensation	137	17	7,772	(1,143)	—	—	6	—	6,652
Repurchased shares	(1,376)	(14)		(24,265)	—	—	—	—	(24,279)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(491)	(491)
Net transfers from Parent	—	—	—	—	—	—	125,295	—	125,295
Distribution of Nuclear Energy segment to former Parent	—	—	—	—	—	(11,555)	(36,284)	—	(47,839)
Reclassification of former Parent investment to capital in excess of par value and common stock	53,720	537	782,692	—	—	—	(783,229)	—	—
December 31, 2015 Balance	52,481	$540	$790,464	$(25,408)	$965	$(18,853)	$—	$719	$748,427

Net income	—	$—	$—	$—	$(115,649)	$—	$—	$567	$(115,082)
Currency translation adjustments	—	—	—	—	—	(24,494)	—	8	(24,486)
Derivative financial instruments	—	—	—	—	—	(984)	—	—	(984)
Defined benefit obligations	—	—	—	—	—	7,842	—	—	7,842
SPIG Acquisition	—	—	—	—	—	—	—	7,754	7,754
Available-for-sale investments	—	—	—	—	—	7	—	—	7
Stock-based compensation charges	423	46	16,125	(2,731)	—	—	—	—	13,440
Repurchased shares	(4,216)	(42)	—	(75,679)	—	—	—	—	(75,721)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(246)	(246)
December 31, 2016 Balance	48,688	$544	$806,589	$(103,818)	$(114,684)	$(36,482)	$—	$8,802	$560,951

Net income	—	$—	$—	$—	$(379,824)	$—	$—	$809	$(379,015)
Currency translation adjustments	—	—	—	—	—	16,150	—	(31)	16,119
Derivative financial instruments	—	—	—	—	—	935	—	—	935
Defined benefit obligations	—	—	—	—	—	(3,107)	—	—	(3,107)
Available-for-sale investments	—	—	—	—	—	75	—	—	75
Stock-based compensation charges	212	3	11,005	(967)	2,358	—	—	—	12,399
Common stock retirement	(4,835)	(48)	(16,626)	—	—	—	—	—	(16,674)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(980)	(980)
December 31, 2017 Balance	44,065	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$—	$8,600	$190,703

See accompanying notes to consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(379,015)	$(115,082)	$19,337
Non-cash items included in net income (loss):
Depreciation and amortization of long-lived assets	40,138	39,583	34,932
Amortization of debt issuance costs and debt discount	6,407	1,244	622
(Income) loss from equity method investees	(8,326)	(16,440)	242
Goodwill impairment charges	86,903	—	—
Other than temporary impairment of equity method investment in TBWES	18,193	—	—
Losses on asset disposals and impairments	807	14,938	16,881
Write-off of accrued claims receivable, net	—	—	7,832
Provision for (benefit from) deferred income taxes	50,304	(9,000)	(32,121)
Mark to market losses (gains) and prior service cost amortization for pension and postretirement plans	(11,608)	36,346	40,611
Stock-based compensation, net of associated income taxes	11,813	16,129	7,773
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,414	46,755	(54,807)
Dividends from equity method investees	50,134	12,160	20,830
Accrued insurance receivable	—	(15,000)	—
Contracts in progress and advance billings on contracts	(24,001)	(13,259)	62,971
Inventories	11,874	2,869	6,060
Income taxes	26,618	22,593	9,275
Accounts payable	(14,664)	4,542	17,863
Accrued and other current liabilities	(12,450)	25,110	11,464
Pension liabilities, accrued postretirement benefits and employee benefits	(44,584)	(46,973)	(2,336)
Other, net	(7,790)	(4,242)	2,970
Net cash from operating activities	(189,833)	2,273	170,399
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	(2,259)	9,374	6,298
Investment in equity method investees	—	(26,256)	(7,424)
Purchase of property, plant and equipment	(14,278)	(22,450)	(35,397)
Acquisition of business, net of cash acquired	(52,547)	(144,780)	—
Proceeds from sale of equity method investment in a joint venture	—	17,995	—
Purchases of available-for-sale securities	(29,252)	(45,217)	(14,008)
Sales and maturities of available-for-sale securities	35,484	29,846	5,266
Other, net	708	646	(587)
Net cash from investing activities	$(62,144)	$(180,842)	$(45,852)

BABCOCK & WILCOX ENTERPRISES, INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities:
Borrowings under our United States revolving credit facility	$629,722	$205,600	$—
Repayments of our United States revolving credit facility	(545,222)	(195,800)	—
Proceeds from our second lien term loan facility, net of $34.2 million discount	161,674	—	—
Borrowings under our foreign revolving credit facilities	273	5,674	—
Repayments of our foreign revolving credit facilities	(6,597)	(20,248)	(1,080)
Common stock repurchase from related party	(16,674)	—	—
Net transfers from our former Parent	—	—	80,589
Shares of our common stock returned to treasury stock	(967)	(78,410)	(25,408)
Debt issuance costs	(15,002)	—	—
Other	(1,082)	(246)	(491)
Net cash from financing activities	206,125	(83,430)	53,610
Effects of exchange rate changes on cash	6,632	(7,306)	(6,407)
Cash flow from continuing operations	(39,220)	(269,305)	171,750
Cash flows from discontinued operations:
Operating cash flows from discontinued operations, net	—	—	(25,194)
Investing cash flows from discontinued operations, net	—	—	(23)
Net cash flows from discontinued operations	—	—	(25,217)
Net increase (decrease) in cash and equivalents	(39,220)	(269,305)	146,533
Cash and equivalents, beginning of period	95,887	365,192	218,659
Cash and equivalents, end of period	$56,667	$95,887	$365,192

See accompanying notes to consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

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

We have presented our 2017 and 2016 consolidated financial statements and our 2015 consolidated and combined financial statements (collectively referred to herein as the "consolidated financial statements") in United States dollars in accordance with accounting principles generally accepted in the United States ("GAAP"). We use the equity method to account for investments in entities that we do not control, but over which we have the ability to exercise significant influence. We generally refer to these entities as "joint ventures." We have eliminated all intercompany transactions and accounts. We present the notes to our consolidated financial statements on the basis of continuing operations, unless otherwise stated.

On June 8, 2015, BWC's board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWC common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWC did not retain any ownership interest in B&W. On and prior to June 30, 2015 our operating results and cash flows consisted of The Power Generation Operations of BWC ("BW PGG"), which represented a combined reporting entity comprised of the assets and liabilities in managing and operating the Power Generation segment of BWC, combined with related captive insurance operations that were contributed in connection with the spin-off by BWC to B&W. In addition, BW PGG also included certain assets and liabilities of BWC's Nuclear Energy ("NE") segment that were transferred to BWC. We have treated the assets, liabilities, operating results and cash flows of the NE business as a discontinued operation in our consolidated financial statements. See Note 26 for further information.

Through June 30, 2015, certain corporate and general and administrative expenses, including those related to executive management, tax, accounting, legal, information technology, treasury services, and certain employee benefits, have been allocated by BWC to us to reflect all costs of doing business related to these operations in the financial statements, including expenses incurred by related entities on our behalf. The majority of these allocations of management and support services costs are based on specific identification methods such as direct usage and level of effort. The remainder is allocated on the basis of a three-factor formula that considered proportional revenue generated, payroll and fixed assets. Management believes such allocations are reasonable. However, the associated expenses reflected in the accompanying 2015 consolidated and combined statements of operations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent public company for the periods presented. Following the spin-off from BWC, we have performed these functions using internal resources or purchased services, certain of which were provided by BWC pursuant to a transition services agreement. Refer to Note 25 for a detailed description of transactions with other affiliates of BWC.

Going concern considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty other than the reclassification of our second lien term loan facility to current liabilities.

Additional losses we recognized in the fourth quarter of 2017 related to an increase in structural steel repair costs on one of our European renewable energy contracts led to us seek an amendment of our lending arrangement. The additional losses we recognized in the fourth quarter of 2017 caused us to be out of compliance with certain financial covenants in our lending arrangements at December 31, 2017. We obtained an amendment to our United States Revolving Credit Facility on March 1, 2018 that temporarily waived the financial covenant defaults that existed at December 31, 2017. We face liquidity challenges related to our non-compliance with the financial covenants associated with our Second Lien Term Loan Facility at December 31, 2017, which may be difficult to resolve in a timely manner. Our Second Lien Term Loan Agreement contains a 180-day standstill period beginning on March 1, 2018 to resolve the event of default or repay the loan as described in Note

20. Our financing plan includes raising additional capital through a rights offering and other sources before the end of the standstill period, which will depend on conditions in the capital markets and, with respect to the rights offering, an amendment to our existing shelf registration statement that we plan to file in early March 2018 being declared effective by the Securities and Exchange Commission ("SEC"), which are matters that are outside of our control.

We have initiated steps to remedy the going concern uncertainty, which include, but are not limited to:

•
secured an equity commitment agreement on March 1, 2018 with a group of our existing stockholders to fully backstop our planned rights offering for the purpose of providing approximately $182 million of new capital, in the form of new equity, that together with $35 million of borrowings permitted by our United States revolving credit facility we intend to use to extinguish the outstanding balance of our second lien term loan facility and terminate the associated borrowing agreement;

•
mitigating, to the extent possible, the adverse impact of our net losses and financial covenant defaults over the past two years on our core operations, customers, vendors and banking relationships (e.g., providers of bank guarantees, letters of credit and surety bonds);

•	entered into employee retention agreements with key members of management;

•	dedicating project management resources to the performance, efficiency and timely completion of our existing and forecasted portfolio of contracts; and

•	selling certain assets or exiting certain markets, if we believe the opportunity would improve stockholder value and our liquidity outlook.

While we believe that the actions summarized above are more likely than not to address the substantial doubt about our ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

We operate in three reportable segments. Our reportable segments are as follows:
•

•	Power: Focused on technologies and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications.

•	Renewable: Focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial: Focused on custom-engineered cooling, environmental, acoustic, emission and filtration solutions, other industrial equipment and related aftermarket services.

For financial information about our segments see Note 4 to our consolidated financial statements.

Use of estimates

We use estimates and assumptions to prepare our consolidated financial statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates associated with assessing whether goodwill and other long-lived assets are impaired, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible and tangible assets, estimates associated with the realizability of deferred tax assets, estimates associated with determining the fair value of the transactions with American Industrial Partners (see Note 20) and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our consolidated financial statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

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

Investments

Our investments, primarily highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We classify investments available for current operations in the consolidated balance sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other - net in our consolidated statements of operations. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign currency translation

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included in other - net transaction gains (losses) of $2.9 million, $(5.4) million and $(0.1) million in the years ended December 31, 2017, 2016 and 2015, respectively.

Contracts and revenue recognition

We generally recognize contract revenues and related costs on a percentage-of-completion method for individual contracts or combinations of contracts based on work performed, man hours or a cost-to-cost method, as applicable to the product or activity involved. We recognize estimated contract revenue and resulting income based on the measurement of the extent of progress completion as a percentage of the total contract. We include revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts, in contracts in progress. We include in advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Contracts in progress and advance billings on contracts balances are classified as current assets and liabilities, respectively, in our consolidated balance sheets based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the balance sheet. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs.

For contracts that we are unable to estimate the final profitability except to assure that no loss will ultimately be incurred, we recognize equal amounts of revenue and cost until the final results can be estimated more precisely. For these deferred profit recognition contracts, we recognize revenue and cost equally and only recognize gross margin when probable and reasonably estimable, which we generally determine to be when the contract is approximately 70% complete. We treat long-term construction contracts that contain such a level of risk and uncertainty that estimation of the final outcome is impractical, except to assure that no loss will be incurred, as deferred profit recognition contracts.

As of December 31, 2017, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

Warranty expense

We accrue estimated expense included in cost of operations on our consolidated statements of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

Research and development

Our research and development activities are related to the development and improvement of new and existing products, services and equipment. Research and development activities totaled $9.4 million, $10.4 million and $16.5 million in the years ended December 31, 2017, 2016 and 2015, respectively.

In the twelve months ended December 31, 2015, we recognized a $14.6 million impairment charge primarily related to research and development facilities and equipment dedicated to activities that were determined not to be commercially viable. The impairment is included in losses on asset disposals and impairments in the consolidated statements of operations.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our United States and international subsidiaries. We use actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. In 2016, we changed our approach to developing the discount rate from a single equivalent discount rate to an alternative spot rate method. This new method was adopted because it more accurately applies each year's spot rates to the projected cash flows. This change in estimate was applied prospectively in developing our annual discount rate, which resulted in a lower interest and service cost during 2016.

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

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on the income tax law in effect at the latest balance sheet date, and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our consolidated financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our consolidated statements of operations.

Cash and cash equivalents and restricted cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them.

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties and the age of receivable balances. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $11.0 million and $9.4 million at December 31, 2017 and 2016, respectively. Amounts charged to selling, general and administrative expenses or deducted from the allowance were not significant to our statement of operations in the years ended December 31, 2017, 2016 and 2015.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Power segment, for which we use the last-in, first-out ("LIFO") method. We determined the cost of approximately 16% and 18% of our total inventories using the LIFO method at December 31, 2017 and 2016, respectively, and our total LIFO reserve at December 31, 2017 and 2016 was approximately $7.0 million and $7.0 million, respectively. The components of inventories can be found in Note 13.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $21.9 million, $19.7 million and $23.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

Investments in unconsolidated joint ventures

We use the equity method of accounting for investments in joint ventures in which we are able to exert significant influence, but not control. Joint ventures in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost. We assess our investments in unconsolidated joint ventures for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other than temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. If an other-than-temporary-impairment were to occur, we would measure our investment in the unconsolidated joint venture at fair value.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and certain intercompany loans denominated in foreign currencies. We record these contracts at fair value on our consolidated balance sheets and defer the related gains and losses in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in other – net on our consolidated statements of operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of other – net in our consolidated statements of operations.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our consolidated balance sheets are reserves for self-insurance totaling $23.1 million and $24.1 million at the years ended December 31, 2017 and 2016, respectively.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 21. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Stock-based compensation

We expense stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Topic Compensation – Stock Compensation. Under this topic, the fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Grant date fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Grant date fair values for stock options and stock appreciation rights are determined using a Black-Scholes option-pricing model ("Black-Scholes"). For performance shares or units granted in the years ended December 31, 2017 and 2016 that contain a Relative Total Shareholder Return vesting criteria, we utilize a Monte Carlo simulation to determine the grant date fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

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

Recently adopted accounting standards

During the year ended December 31, 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. This new accounting standard has affected how we account for share-based payments, with the most significant impact being the impact of income taxes associated with share-based compensation. Subsequent to adoption, the income tax effects related to share-based payments will be recorded as a component of income tax expense (or benefit) as they occur, rather than being classified as a component of additional paid-in capital. In addition, the effect of excess tax benefits will now be presented in the cash flow statement as an operating activity. We prospectively adopted the new accounting standard. See Note 10 for the effect on the statement of operations for the twelve months ended December 31, 2017.

During the year ended December 31, 2017, the Company prospectively adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new accounting standard requires that first-in, first-out inventory be measured at the lower of cost or net realizable value. Under GAAP prior to the adoption of this new accounting standard, inventory was measured at the lower of cost or market, where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value minus a normal profit margin. Although this new accounting standard raises the threshold on when charges against inventory can occur, it did not significantly impact our consolidated financial statements upon adoption and we do not expect it will significantly impact our operating results in future periods because we have not had significant inventory charges in the past.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Income (loss) from continuing operations	$(379,824)	(115,649)	$16,338
Income (loss) from discontinued operations, net of tax	—	—	2,803
Net income (loss) attributable to shareholders	$(379,824)	$(115,649)	$19,141

Weighted average shares used to calculate basic earnings per share	46,935	50,129	53,487
Dilutive effect of stock options, restricted stock and performance shares	—	—	222
Weighted average shares used to calculate diluted earnings per share	46,935	50,129	53,709

Basic earnings (loss) per share:
Continuing operations	$(8.09)	$(2.31)	$0.31
Discontinued operations	—	—	0.05
Basic earnings (loss) per share:	$(8.09)	$(2.31)	$0.36

Diluted earnings (loss) per share:
Continuing operations	(8.09)	(2.31)	0.30
Discontinued operations	—	—	0.06
Diluted earnings (loss) per share:	$(8.09)	$(2.31)	$0.36

Because we incurred a net loss in the years ended December 31, 2017 and 2016, basic and diluted shares are the same.

If we had net income in the years ended December 31, 2017 and 2016, diluted shares would include an additional 0.4 million and 0.5 million shares, respectively.

We excluded 2.0 million, 3.4 million and 1.3 million shares related to stock options from the diluted share calculation for the years ended December 31, 2017, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

NOTE 4 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on custom-engineered cooling, environmental and other industrial equipment along with related aftermarket services.

An analysis of our operations by segment is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
REVENUES
Power segment
Retrofits & continuous emissions monitoring systems	$306,758	$392,854	$427,378
New build utility and environmental	155,886	292,302	403,981
Aftermarket parts and field engineering services	277,129	292,535	304,923
Industrial steam generation	123,127	107,267	219,379
Eliminations	(41,838)	(102,980)	(120,664)
	821,062	981,978	1,234,997
Renewable segment
Renewable new build and services	282,228	284,684	277,326
Operations and maintenance	64,970	65,814	63,437
Eliminations	—	(1,326)	(2,160)
	347,198	349,172	338,603
Industrial segment
Aftermarket parts and services	117,970	81,690	61,350
Environmental solutions	138,722	74,726	90,343
Cooling systems	126,683	73,797	—
Engineered products	14,416	23,400	32,002
	397,791	253,613	183,695

Eliminations	(8,316)	(6,500)	—
	$1,557,735	$1,578,263	$1,757,295

The segment information presented in the table above reflects the product line revenues that are reviewed by each segment's manager. These gross product line revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Power segment elimination is revenue associated with construction services.

	Year Ended December 31,
(in thousands)	2017	2016	2015
GROSS PROFIT (LOSS)
Power segment	$191,999	$233,550	$247,632
Renewable segment	(128,204)	(68,109)	57,682
Industrial segment	41,383	50,726	54,826
Intangible amortization expense included in cost of operations	(14,272)	(15,842)	(7,676)
Mark to market gain (loss) included in cost of operations	8,972	(21,208)	(44,307)
	99,878	179,117	308,157
Selling, general and administrative ("SG&A") expenses	(255,545)	(240,166)	(240,296)
Goodwill impairment charges	(86,903)	—	—
Restructuring activities and spin-off transaction costs	(15,447)	(40,807)	(14,946)
Research and development costs	(9,412)	(10,406)	(16,543)
Intangible amortization expense included in SG&A	(3,980)	(4,081)	(3,769)
Mark to market gain (loss) included in SG&A	(274)	(2,902)	4,097
Equity in income of investees	8,326	16,440	(242)
Impairment of equity method investment	(18,193)	—	—
Gains (losses) on asset disposals, net	(15)	32	(14,597)
Operating income (loss)	$(281,565)	$(102,773)	$21,861

	Year Ended December 31,
(in thousands)	2017	2016	2015
DEPRECIATION AND AMORTIZATION
Power segment	$9,222	$11,231	$18,532
Renewable segment	3,208	2,711	2,567
Industrial segment	20,293	19,073	10,345
Segment depreciation and amortization	32,723	33,015	31,444
Corporate	7,415	6,568	3,488
Total depreciation and amortization	$40,138	$39,583	$34,932

We do not separately identify or report our Company's assets by segment as the majority of our assets are shared by the Power and Renewable segments. Additionally, our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

Information about our consolidated operations in different geographic areas

	Year Ended December 31,
(in thousands)	2017	2016	2015
REVENUES(1)
United States	$757,159	$851,955	$1,034,653
United Kingdom	194,456	201,221	126,285
Canada	108,045	74,629	134,276
Denmark	82,843	54,722	116,064
China	54,883	33,898	41,921
Egypt	43,148	35,878	—
South Korea	41,217	44,660	4,358
Sweden	39,891	24,809	18,302
Germany	28,333	29,559	19,233
Vietnam	15,771	55,265	46,803
Dominican Republic	15,144	21,366	82,916
Saudi Arabia	13,978	2,408	4,220
South Africa	12,453	4,097	4,486
Italy	11,663	7,862	4,671
Netherlands	8,989	3,348	4,651
Finland	8,713	5,756	6,113
Bolivia	8,694	—	—
Oman	7,683	—	—
Indonesia	6,909	6,723	1,730
Nigeria	6,766	—	—
India	6,441	6,856	13,108
Aggregate of all other countries, each with less than $5 million in revenues	84,556	113,251	93,505
	$1,557,735	$1,578,263	$1,757,295
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year Ended December 31,
(in thousands)	2017	2016	2015
NET PROPERTY, PLANT AND EQUIPMENT
United States	$79,681	$75,368	$88,840
Mexico	26,503	22,594	24,643
China	13,373	13,460	13,956
United Kingdom	6,604	6,337	8,070
Denmark	7,953	6,749	6,265
Aggregate of all other countries, each with less than $5 million of net property, plant and equipment	7,817	9,129	3,943
	$141,931	$133,637	$145,717

NOTE 5 – ACQUISITIONS

Universal Acoustic & Emission Technologies, Inc.

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

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. At the acquisition date, Universal employed approximately 460 people, mainly in the United States and Mexico. During 2017, we integrated Universal with our Industrial segment. Universal contributed $69.1 million of revenue and $14.5 million of gross profit to our operating results in the year ended December 31, 2017.

The allocation of the purchase price based on the fair value of assets acquired and liabilities assumed is set forth below. We finalized the purchase price allocation associated with the valuation of certain intangible assets and deferred tax balances at December 31, 2017; as a result, the provisional measurements of intangible assets, goodwill and deferred income tax balances did not change.

(in thousands)	Acquisition date fair values
Cash	$4,379
Accounts receivable	11,270
Contracts in progress	3,167
Inventories	4,585
Other assets	579
Property, plant and equipment	16,692
Goodwill	14,413
Identifiable intangible assets	19,500
Deferred income tax assets	935
Current liabilities	(10,833)
Other noncurrent liabilities	(1,423)
Deferred income tax liabilities	(6,338)
Net acquisition cost	$56,926

The intangible assets included above consist of the following:

	Fair value (in thousands)	Weighted average estimated useful life (in years)
Customer relationships	$10,800	15
Backlog	1,700	1
Trade names / trademarks	3,000	20
Technology	4,000	7
Total amortizable intangible assets	$19,500

The acquisition of Universal resulted in an increase in our intangible asset amortization expense during the year ended December 31, 2017 of $3.1 million, which is included in cost of operations in our consolidated statement of operations. Amortization of intangible assets is not allocated to segment results.

Approximately $1.7 million of acquisition and integration related costs of Universal was recorded as a component of our SG&A expenses in the consolidated statement of operations in the year ended December 31, 2017.

The following unaudited pro forma financial information below represents our results of operations for year ended December 31, 2016 had the Universal acquisition occurred on January 1, 2016. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2016. This information should not be taken as representative of our future consolidated results of operations.

Year Ended
(in thousands)	December 31, 2016
Revenues	$1,660,986
Net income (loss) attributable to B&W	(113,940)
Basic earnings per common share	(2.27)
Diluted earnings per common share	(2.27)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•	A net increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $2.8 million in the year ended December 31, 2016.

•	Elimination of the historical interest expense recognized by Universal of $0.4 million in the year ended December 31, 2016.

•	Elimination of $2.1 million in transaction related costs recognized in the year ended December 31, 2016.

SPIG S.p.A.

On July 1, 2016, we acquired all of the outstanding stock of SPIG S.p.A. ("SPIG") for €155.0 million (approximately $172.1 million) in an all-cash transaction, which was subject to post-closing adjustments. During September 2016, €2.6 million (approximately $2.9 million) of the transaction price was returned to B&W based on the difference between the actual working capital and pre-close estimates. Transaction costs included in the purchase price associated with closing the acquisition of SPIG on July 1, 2016 were approximately $0.3 million.

Based in Arona, Italy, SPIG is a global provider of custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG was consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. In the year ended December 31, 2016, SPIG contributed $96.3 million of revenue and $7.8 million of gross profit to the Industrial segment.

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

The allocation of the purchase price, based on the fair value of assets acquired and liabilities assumed, is detailed below.

(in thousands)	Acquisition date fair values
Cash	$25,994
Accounts receivable	58,843
Contracts in progress	61,155
Inventories	2,554
Other assets	7,341
Property, plant and equipment	6,104
Goodwill	72,401
Identifiable intangible assets	55,164
Deferred income tax assets	5,550
Revolving debt	(27,530)
Current liabilities	(56,323)
Advance billings on contracts	(15,226)
Other noncurrent liabilities	(379)
Deferred income tax liabilities	(17,120)
Noncontrolling interest in joint venture	(7,754)
Net acquisition cost	$170,774
We finalized the purchase price allocation as of December 31, 2016, which resulted in a $2.5 million increase in goodwill. The goodwill arising from the purchase price allocation of the SPIG acquisition is believed to be a result of the synergies created from combining its operations with B&W's, and the growth it can provide from its wide scope of engineered cooling and service offerings and customer base. None of this goodwill is expected to be deductible for tax purposes. Also, see Note 15 for the results of our subsequent goodwill impairment assessments

The intangible assets included above consist of the following:

(in thousands)	Fair value (in thousands)	Weighted average estimated useful life (in years)
Customer relationships	$12,217	9
Backlog	17,769	2
Trade names / trademarks	8,885	20
Technology	14,438	10
Non-compete agreements	1,666	3
Internally-developed software	189	3
Total amortizable intangible assets	$55,164
The acquisition of SPIG added $9.1 million and $13.3 million of intangible asset amortization expense in the years ended December 31, 2017 and 2016, respectively. Amortization of intangible assets is not allocated to segment results.

Approximately $1.6 million and $3.5 million of acquisition and integration related costs of SPIG was recorded as selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively.

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

NOTE 6 – CONTRACTS AND REVENUE RECOGNITION

We generally recognize revenues and related costs from long-term contracts on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates regularly as work progresses and reflect adjustments in profit proportionate to the percentage of completion in the periods in which we revise estimates to complete the contract. To the extent that these adjustments result in a reduction of previously reported profits from a contract, we recognize a charge against current earnings. If a contract is estimated to result in a loss, that loss is recognized in the current period as a charge to earnings and the full loss is accrued on our balance sheet, which results in no expected gross profit from the loss contract in the future unless there are revisions to our estimated revenues or costs at completion in periods following the accrual of the contract loss. Changes in the estimated results of our percentage-of-completion contracts are necessarily based on information available at the time that the estimates are made and are based on judgments that are inherently uncertain as they are predictive in nature. As with all estimates to complete used to measure contract revenue and costs, actual results can and do differ from our estimates made over time.

In the years ended December 31, 2017 and 2016 and 2015, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Increases in estimates for percentage-of-completion contracts	$21,638	$42,368	$36,653
Decreases in estimates for percentage-of-completion contracts	(174,906)	(149,169)	(36,235)
Net changes in estimates for percentage-of-completion contracts	$(153,268)	$(106,801)	$418

We had four renewable energy projects in Europe that were loss contracts at December 31, 2016. During 2017, two additional renewable energy projects in Europe became loss contracts. In the years ended December 31, 2017 and December 31, 2016, we recorded $158.5 million and $141.1 million, respectively, in net losses resulting from changes in the estimated revenues and costs to complete certain European renewable energy contracts, of which $34.7 million and $98.1 million were recorded in the three months ended December 31, 2017 and 2016, respectively. These changes in estimates in the years ended December 31, 2017 and December 31, 2016 included an increase in our estimate of anticipated liquidated damages that reduced revenue associated with these six projects of $41.3 million and $35.8 million, respectively, of which $14.3 million and $35.8 million were recorded in the three months ended December 31, 2017 and December 31, 2016, respectively. The total anticipated liquidated damages associated with these six projects was $77.1 million and $35.8 million at December 31, 2017 and December 31, 2016, respectively.

The charges recorded in the twelve months ended December 31, 2017 were due to revisions in the estimated revenues and costs at completion during the period, primarily as a result of (a) structural steel design issues on the second, fourth and fifth projects (discussed further below) including the anticipated schedule impact, (b) scheduling delays and (c) shortcomings in our subcontractors' estimated productivity. Also included in the charges recorded in the twelve months ended December 31, 2017 were corrections that reduced (increased) estimated contract losses at completion by $1.0 million relating to the three months ended December 31, 2016. Management determined this amount was immaterial to the consolidated financial statements in the previous year. As of December 31, 2017, the status of these six loss contracts was as follows:

The first project became a loss contract in the second quarter of 2016. As of December 31, 2017, this project is approximately 98% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility are expected to be completed during the second quarter of 2018. During the year ended December 31, 2017, we recognized additional contract losses of $20.8 million on the project as a result of differences in actual and estimated costs and schedule delays, $5.8 million of which was recorded in the three months ended December 31, 2017. Our estimate at completion as of December 31, 2017 includes $9.6 million of total expected liquidated damages. As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $1.6 million. In the year ended December 31, 2016, we recognized charges of $50.3 million (net of accrued insurance proceeds), and as of December 31, 2016, this project had $6.4 million of accrued losses and was 88% complete.

The second project became a loss contract in the fourth quarter of 2016. As of December 31, 2017, this contract was approximately 81% complete, and we expect construction will be completed on this project in mid 2018. During the year ended December 31, 2017, we recognized contract losses of $47.8 million on this project as a result of changes in construction cost estimates and schedule delays, $12.4 million of which was recorded in the three months ended December 31, 2017. Our estimate at completion as of December 31, 2017 includes $20.1 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of December 31, 2017 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $12.8 million. In the year ended December 31, 2016, we recognized charges of $28.1 million, and as of December 31, 2016, this project had $5.1 million of accrued losses and was 67% complete.

The third project became a loss contract in the fourth quarter of 2016. As of December 31, 2017, this contract was approximately 98% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility are expected to be completed during the first quarter of 2018. During the year ended December 31, 2017, we recognized additional contract losses of $10.2 million as a result of changes in the estimated costs at completion, $3.0 million of which was recorded in the three months ended December 31, 2017. Our estimate at completion as of December 31, 2017 includes $7.1 million of total expected liquidated damages due to schedule delays. As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $0.7 million. In the year ended December 31, 2016, we recognized charges of $30.1 million, and as of December 31, 2016, this project had $3.9 million of accrued losses and was 82% complete.

The fourth project became a loss contract in the fourth quarter of 2016. As of December 31, 2017, this contract was approximately 85% complete, and we expect construction will be completed on this project in mid 2018. During the year ended December 31, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in contract losses of $26.0 million, $8.6 million of which was recorded in the three months ended December 31, 2017. Our estimate at completion as of December 31, 2017 includes $13.7 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of December 31, 2017 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). The changes in the status of this project in 2017 were primarily attributable to changes in the estimated costs at completion and an increase estimated liquidated damages. As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $4.7 million. In the year ended December 31, 2016, we recognized charges of $16.4 million, and as of December 31, 2016, this project had $1.6 million of accrued losses and was 61% complete.

The fifth project became a loss contract in the second quarter of 2017. As of December 31, 2017, this contract was approximately 64% complete, and we expect construction will be completed on this project in late 2018. During the year ended December 31, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $40.2 million, $4.9 million of which was recorded in the three months ended December 31, 2017. The change in the status of this project in 2017 was primarily attributable to changes in the estimated costs at completion and schedule delays. Our estimate at completion as of December 31, 2017 includes $20.0 million of total expected liquidated damages due to schedule delays. As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $14.3 million. Further, in late February 2018, we became aware that our partner responsible for civil works on this project would be filing for administration in the United Kingdom (similar to bankruptcy protection in the United States). While we are still evaluating the effect on us, we may assume all of their remaining scope on this project. Our preliminary estimate of costs to complete their remaining scope is up to $10 million. We will pursue multiple paths to recover any additional costs we incur as a result of our partner filing for administration, including a performance bond posted by our partner.

The sixth project became a loss contract in the second quarter of 2017. As of December 31, 2017, this contract was approximately 76% complete, and we expect construction will be completed on this project in the second half of 2018. During the year ended December 31, 2017, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $18.5 million. There was no significant change in estimated revenue of costs at completion on this project in the three months ended December 31, 2017. Our estimate at completion as of December 31, 2017 includes $6.7 million of total expected liquidated damages due to schedule delays. The change in the status of this project in 2017 was primarily attributable to changes in the estimated costs at completion and schedule delays. As of December 31, 2017, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $2.5 million.

In September 2017, we identified the failure of a structural steel beam on the fifth project, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure that are expected to be complete in the first half of 2018. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth projects, and although no structural failure occurred on these two other projects, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three projects, including project delays, are estimated to be approximately $42 million, which is included in the December 31, 2017 estimated losses at completion for these three projects.

Also during the third quarter of 2017, we adjusted the design of three renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. In the fourth quarter of 2017, we obtained agreement from certain customers to increase the value of these bonus opportunities and to provide partial relief on liquidated damages. The bonus opportunities and liquidated damages relief increased the estimated selling price of the three contracts by approximately $19 million in total ($4 million in the three months ended December 31, 2017), and this positive change in estimated cost to complete was fully recognized in 2017 because each were loss projects.

During the years ended December 31, 2017 and 2016, we recognized losses of $2.5 million and $14.2 million, respectively, on our other renewable energy projects that are not loss contracts. Accrued liquidated damages associated with these projects was $9.0 million at December 31, 2016.

During the third quarter of 2016, we determined it was probable that we would receive a $15.0 million insurance recovery for a portion of the losses on the first European renewable energy project discussed above. There was no change in the accrued probable insurance recovery at December 31, 2017. The insurance recovery represents the full amount available under the insurance policy, and is recorded in accounts receivable - other in our consolidated balance sheet at December 31, 2017 and 2016.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	December 31,
(in thousands)	2017	2016
Included in contracts in progress:
Costs incurred less costs of revenue recognized	$80,645	$96,210
Revenues recognized less billings to customers	80,575	69,800
Contracts in progress	$161,220	$166,010
Included in advance billings on contracts:
Billings to customers less revenues recognized	$177,953	$199,480
Costs of revenue recognized less cost incurred	3,117	11,162
Advance billings on contracts	$181,070	$210,642

The following amounts represent retainage on contracts:

	December 31,
(in thousands)	2017	2016
Retainage expected to be collected within one year	$14,572	$18,843
Retainage expected to be collected after one year	6,112	4,583
Total retainage	$20,684	$23,426

We have included retainage expected to be collected in 2018 in "accounts receivable – trade, net." Retainage expected to be collected after one year are included in "other assets." Of the long-term retainage at December 31, 2017, we anticipate collecting $4.3 million, $1.6 million and $0.2 million in 2019, 2020 and 2021, respectively.

NOTE 7 – EQUITY METHOD INVESTMENTS

Our equity method investment in Babcock & Wilcox Beijing Company, Ltd. ("BWBC") contributed $6.1 million, $4.5 million and $4.9 million in income to our results from operations in the years ended December 31, 2017, 2016 and 2015, respectively. BWBC has a manufacturing facility that designs, manufactures, produces and sells various power plant and industrial boilers primarily in China. Our investment in BWBC at December 31, 2017 and 2016 was $16.6 million and $55.5 million, respectively. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.0 million, resulting in a gain of approximately $4.4 million.

Our equity method investment in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, contributed $2.2 million, $1.5 million and $(8.2) million in income (losses) to our results from operations (excluding the impairment charge discussed below) in the years ended December 31, 2017, 2016 and 2015, respectively. TBWES has a manufacturing facility that produces boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, which reduced the expected recoverable value of our investment in the joint venture. As a result of this strategic change, we recognized a $18.2 million other-than-temporary-impairment of our investment in TBWES in the second quarter of 2017, which was classified in in equity income of investees. The impairment charge was based on the difference in the carrying value of our investment in TBWES and our share of the estimated fair value of TBWES's net assets. Our investment in TBWES at December 31, 2017 and 2016 was $26.0 million and $40.6 million, respectively. The TBWES joint venture is now idle as we and our joint venture partner explore strategic alternatives for its assets.

On December 22, 2016, we sold all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA") for $18.0 million. The sale of HMA resulted in an $8.3 million gain, which was classified in equity income of investees in 2016. HMA contributed income of $2.2 million and $3.1 million to our results from operations in the years ended December 31, 2016 and 2015.

Our investment in equity method investees was not significantly different from our underlying equity in the net assets of those investees based on stated ownership percentages at December 31, 2017. All of our investments in equity method investees are included in our Power segment.

The undistributed earnings of our equity method investees were $7.9 million and $59.6 million at December 31, 2017 and 2016, respectively. Summarized below is consolidated balance sheet and statement of operations information for investments accounted for under the equity method:

	December 31,
(in thousands)	2017	2016
Current assets	$322,956	$335,577
Noncurrent assets	137,081	126,958
Total assets	460,037	462,535
Current liabilities	342,178	231,150
Noncurrent liabilities	24,474	40,537
Owners' equity	93,385	190,848
Total liabilities and equity	$460,037	$462,535

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenues	$346,459	$488,101	$475,459
Gross profit	32,682	76,986	69,021

Income before provision for income taxes	(10,626)	19,529	3,072
Provision for income taxes	1,907	3,715	4,500
Net income	$(12,533)	$15,814	$(1,428)

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

Reconciliation of net income in the statement of operations of our investees to equity in income of investees in our consolidated statements of operations is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Equity income based on stated ownership percentages	$7,530	$7,898	$(542)
TBWES other than temporary impairment	(18,193)	—	—
Gain on sale of our interest in HMA	—	8,324	—
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	796	218	300
Equity in income of investees	$(9,867)	$16,440	$(242)

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Sales to	$7,143	$17,220	$18,014
Purchases from	12,470	32,490	45,397
Dividends received (1)	50,134	12,160	20,830
Capital contributions (2)	—	26,256	7,424
(1) includes $48.1 million, $6.0 million and $18.2 million in dividends received from BWBC in 2017, 2016 and 2015, respectively, before taxes.
(2) includes a $26.3 million contribution we made in April 2016 to increase our ownership interest in TBWES for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost (our joint venture partner contributed the same amount to TBWES).

Our accounts receivable-other includes receivables from these unconsolidated affiliates of $5.8 million and $8.7 million at December 31, 2017 and 2016, respectively.

NOTE 8 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$2,253	$740
Restructuring expense	13,923	21,939
Payments	(13,857)	(20,426)
Balance at December 31	$2,319	$2,253

Accrued restructuring liabilities at December 31, 2017 and 2016 relate primarily to employee termination benefits.

Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the years ended December 31, 2017 and 2016, we recognized $0.3 million and $15.0 million, respectively, in non-cash restructuring expense related to losses (gains) on the disposals of long-lived assets.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the years ended December 31, 2017 and 2016, we recognized spin-off costs of $1.2 million and $3.8 million, respectively. During 2017, we disbursed $1.9 million of the accrued retention awards.

NOTE 9 – STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.

Prior to the spin-off, executive officers, key employees, members of the board of directors and consultants of B&W were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the "BWC Plan"). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of B&W are eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the "Plan"). The Plan permits grants of nonqualified stock options, incentive stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The Plan was amended and restated in 2016 to increase the number of shares available for issuance by 2.5 million shares. The number of shares available for award grants under the Plan, as amended and restated, is 8.3 million, of which 0.2 million remain available as of December 31, 2017.

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

Company stock options

There were no stock options awarded in 2017. The fair value of each option grant awarded in 2016 and 2015 was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.14%	1.38%
Expected volatility	25%	28%
Expected life of the option in years	3.95	3.96
Expected dividend yield	—%	—%

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

The following table summarizes activity for our stock options the year ending December 31, 2017:

(share data in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,652	$18.27
Granted	—	—
Exercised	(24)	15.04
Cancelled/expired/forfeited	(150)	18.50
Outstanding at end of period	2,478	$18.28	5.46	$—
Exercisable at end of period	1,844	$18.14	4.69	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the years ended December 31, 2016 and 2015, was $4.03 and $4.80, respectively.

During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of stock options exercised was not significant, $0.7 million and $2.3 million, respectively. The actual tax benefits realized related to the stock options exercised during the years ended December 31, 2017 and 2016 were not significant and $0.3 million, respectively.

Company restricted stock units

Nonvested restricted stock units activity for the year ending December 31, 2017 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	712	$19.14
Granted	1,902	5.35
Vested	(282)	18.48
Cancelled/forfeited	(105)	15.00
Nonvested at end of period	2,227	$7.63

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2017 and 2016 were $1.1 million and $2.7 million, respectively.

Company performance-based restricted stock units

During 2017 and 2016, we granted certain B&W employees performance-based restricted stock units ("PSUs") under the Plan, which include both performance and service conditions. PSU awards vest upon satisfying certain service requirements and B&W financial metrics, including return on invested capital (ROIC), earnings per share (EPS) and total shareholder return (TSR), established by the board of directors. The fair value of the TSR portion of each PSU granted was estimated at the date of grant using a Monte Carlo methodology based on market prices and the following weighted-average assumptions:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.54%	0.96%
Expected volatility	42%	25%
Expected life of the option in years	2.83	2.83
Expected dividend yield	—%	—%

PSU activity for the year ending December 31, 2017 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	451	$19.29
Granted	828	9.74
Vested	(3)	9.67
Cancelled/forfeited	(141)	14.07
Nonvested at end of period	1,135	$12.75

Company performance-based, cash settled units

In 2017, we granted certain B&W employees cash-settled performance units under the Plan, the value of which is tied to the fair market value of our common stock on the vesting dates, subject to a ceiling of 150% of the grant date share value. The activity for the cash-settled performance units for the year ending December 31, 2017 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	32	$18.53
Granted	1,908	2.90
Vested	(7)	—
Cancelled/forfeited	(134)	3.93
Nonvested at end of period	1,799	$4.53

NOTE 10 – PROVISION FOR INCOME TAXES

We are subject to federal income tax in the United States and income tax of multiple state and international jurisdictions. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income and valuation allowances in certain jurisdictions that can offset income tax expense or benefit.

We are currently under audit by various domestic and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2013. The United States Internal Revenue Service has completed examinations of the federal tax returns of BWC through 2014, and all matters arising from such examinations have been resolved.

We recognize the effect of income tax positions only if it is more-likely-than-not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Unrecognized tax benefits are as follows:

(in thousands)	2017	2016	2015
Balance at beginning of period	$884	$1,141	$3,321
Increases based on tax positions taken in the current year	277	178	88
Increases based on tax positions taken in the prior years	56	230	248
Decreases based on tax positions taken in the prior years	(13)	—	(1,161)
Decreases due to settlements with tax authorities	—	(665)	(1,355)
Decreases due to lapse of applicable statute of limitation	—	—	—
Balance at end of period	$1,204	$884	$1,141

The $1.2 million balance of unrecognized tax benefits at December 31, 2017 would decrease expense if recognized. We do not expect any of our unrecognized income tax benefits to be resolved in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Pension liability	$58,810	$105,426
Accrued warranty expense	5,262	11,628
Accrued vacation pay	996	4,792
Accrued liabilities for self-insurance (including postretirement health care benefits)	3,910	6,596
Accrued liabilities for executive and employee incentive compensation	4,950	8,334
Investments in joint ventures and affiliated companies	10,422	10,742
Long-term contracts	6,801	10,318
Accrued Legal Fees	1,579	2,110
Inventory Reserve	1,842	2,445
Property, plant and equipment	—	1,587
Net operating loss carryforward	95,715	33,187
State tax net operating loss carryforward	21,658	15,372
Foreign tax credit carryforward	7,150	3,870
Other tax credits	5,678	737
Other	4,980	7,852
Total deferred tax assets	229,753	224,996
Valuation allowance for deferred tax assets	(108,105)	(40,484)
Net, total deferred tax assets	121,648	184,512

Deferred tax liabilities:
Long-term contracts	569	3,601
Intangibles	21,215	21,892
Property, plant and equipment	2,835	—
Undistributed foreign earnings	1,314	500
Goodwill	—	1,125
Other	2,445	2,885
Total deferred tax liabilities	28,378	30,003
Net deferred tax assets	$93,270	$154,509

At December 31, 2017, we had a valuation allowance of $108.1 million for deferred tax assets, which we expect may not be realized through carrybacks, future reversals of existing taxable temporary differences and estimates of future taxable income. We believe that our remaining deferred tax assets are more likely than not realizable through carrybacks, future reversals of existing taxable temporary differences and estimates of future taxable income. Should we conclude in the future that any or all of our deferred tax assets are not more likely than not to be realized, we would establish additional valuation allowances and any changes to our estimated valuation allowance could be material to our consolidated financial statements. The following is an analysis of our valuation allowance for deferred tax assets:

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Ending balance
Year Ended December 31, 2017	$(40,484)	$(61,021)	$(6,600)	$(108,105)
Year Ended December 31, 2016	(10,077)	(29,307)	(1,100)	(40,484)
Year Ended December 31, 2015	(9,216)	(861)	—	(10,077)

We operate in numerous countries that have statutory tax rates below that of the 35% federal statutory rate that has been applicable to the United States through December 31, 2017. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. Income before the provision for income taxes was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$(44,835)	$1,280	$(20,748)
Other than the United States	(269,364)	(109,419)	40,953
Income before provision for income taxes	$(314,199)	$(108,139)	$20,205

The provision for income taxes consisted of:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
United States – federal	$100	$284	$24,084
United States – state and local	397	(415)	3,458
Other than in the United States	8,612	4,504	8,250
Total current	9,109	4,373	35,792
Deferred:
United States – Federal	58,203	11,512	(35,888)
United States – state and local	2,546	6,365	(111)
Other than in the United States	(5,042)	(15,307)	3,878
Total deferred (benefit) provision	55,707	2,570	(32,121)
Provision for income taxes	$64,816	$6,943	$3,671

The following is a reconciliation of the United States statutory federal tax rate (35%) to the consolidated effective tax rate:

	Year Ended December 31,
	2017	2016	2015
United States federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes	0.2	(3.5)	13.8
Foreign rate differential	(9.5)	(12.8)	(13.1)
Deferred Taxes - Change in Tax Rate	(19.9)	—	—
Tax credits	0.9	3.0	(14.7)
Dividends and deemed dividends from affiliates	(1.8)	(0.2)	1.7
Valuation allowances	(17.9)	(28.1)	4.3
Goodwill impairment	(7.0)	—	—
Uncertain tax positions	—	0.3	(6.6)
Non-deductible expenses	0.2	(1.8)	2.4
Manufacturing deduction	—	—	(2.5)
Other	(0.8)	1.7	(2.1)
Effective tax rate	(20.6)%	(6.4)%	18.2%

We have foreign net operating loss benefits after tax of $75.0 million available to offset future taxable income in certain foreign jurisdictions. Of the foreign net operating loss benefits, $1.7 million is scheduled to expire in 2019 to 2026. The remaining net operating loss benefits have unlimited lives. We are carrying a valuation allowance of $66.0 million against the deferred tax asset related to the foreign loss carryforwards.

At December 31, 2017, we have a tax effected United States federal net operating loss of $20.7 million. The United States federal operating loss will begin to expire in 2037, and we expect to fully utilize this net operating loss in future periods. At December 31, 2017, we have foreign tax credit carryovers of $7.2 million, against which we have a full valuation allowance. At December 31, 2017, we have state net operating loss benefits after tax of $21.7 million available to offset future taxable income in various states, against which we have $21.6 million of valuation allowance. Our state net operating loss carryforwards begin to expire in the year 2018.

It has been our practice to reinvest indefinitely, the earnings of our foreign subsidiaries and that position has not changed as a result of the enactment of the U.S. Tax Cuts and Jobs Act. If we were to distribute earnings from certain foreign subsidiaries, we would be subject to withholding taxes of approximately $4.4 million but U.S. income taxes would generally not be imposed upon such distributions. We have not established deferred taxes for these withholding taxes.

During the twelve months ended December 31, 2017, we prospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Adopting the new accounting standard resulted in a net $0.1 million income tax expense and $1.6 million income tax benefit in the three and twelve months ending December 31, 2017, respectively, associated with the income tax effects of vested and exercised share-based compensation awards.

New Tax Act

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to the United States income tax law. Beginning in 2018, the Tax Act reduces the United States statutory corporate income tax rate from 35% to 21% and creates a modified territorial system that will generally allow United States companies a full dividend received deduction for any future dividends from non-U.S. subsidiaries. In connection with the transition to a modified territorial system, the Tax Act also establishes a mandatory one-time deemed repatriation transition tax on currently deferred foreign earnings.
The SEC staff issued Staff Accounting Bulletin ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 ("ASC 740"). In accordance with SAB 118, we have made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We will finalize our estimates in 2018 as we collect and analyze necessary data, and interpret additional guidance that becomes available.
Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 31, 2017:
Deferred tax effects
We remeasured our deferred taxes and recorded a deferred tax expense of $62.4 million. This amount consists of an expense for the corporate rate reduction of $54.4 million, expense of $0.8 million based on a change in our deferred taxes related to executive compensation and an expense of $7.2 million to record a valuation allowance on foreign tax credit carryforwards that are now expected to expire unused. While we are able to make a reasonable estimate of the deferred tax effects, our continued analysis of other aspects of the Tax Act could impact our estimate.
One-time transition tax
The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-United States income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and because we have estimated an E&P deficit, we have not recorded a Transition Tax. We are continuing to gather additional information to more precisely compute final E&P, including the computation of 2017 current year E&P which we will finalize with the 2017 tax return.

NOTE 11 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended 2017, 2016 and 2015 were as follows:

(in thousands)	Currency translation gain (loss) (net of tax)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments (net of tax)	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2014	$11,551	$(22)	$(123)	$(1,032)	$10,374
Other comprehensive income (loss) before reclassifications	(19,459)	(49)	339	519	(18,650)
Amounts reclassified from AOCI to net income (loss)	—	27	1,133	(195)	965
Net transfers from Parent	(11,585)	—	437	(394)	(11,542)
Net current-period other comprehensive income (loss)	(31,044)	(22)	1,909	(70)	(29,227)
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	(24,494)	7	2,046	7,692	(14,749)
Amounts reclassified from AOCI to net income (loss)	—	—	(3,030)	150	(2,880)
Net current-period other comprehensive income (loss)	(24,494)	7	(984)	7,842	(17,629)
Balance at December 31, 2016	(43,987)	(37)	802	6,740	(36,482)
Other comprehensive income (loss) before reclassifications	16,150	99	3,204	(152)	19,301
Amounts reclassified from AOCI to net income (loss)	—	(24)	(2,269)	(2,955)	(5,248)
Net current-period other comprehensive income (loss)	16,150	75	935	(3,107)	14,053
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)

The amounts reclassified out of AOCI by component and the affected consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year Ended December 31,
		2017	2016	2015
Derivative financial instruments	Revenues	$10,059	$4,624	$546
	Cost of operations	(118)	195	155
	Other-net	(7,438)	(1,221)	(24)
	Total before tax	2,503	3,598	677
	Provision for income taxes	234	568	149
	Net income	$2,269	$3,030	$528

Amortization of prior service cost on benefit obligations	Cost of operations	$2,912	$254	$(1,475)
	Provision for income taxes	(43)	404	(1,168)
	Net income (loss)	$2,955	$(150)	$(307)

Realized gain on investments	Other-net	$38	$—	$(42)
	Provision for income taxes	14	—	(15)
	Net income (loss)	$24	$—	$(27)

NOTE 12 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Held by foreign entities	$54,274	$94,415
Held by United States entities	2,393	1,472
Cash and cash equivalents	$56,667	$95,887

Reinsurance reserve requirements	$21,061	$21,189
Restricted foreign accounts	4,919	6,581
Restricted cash and cash equivalents	$25,980	$27,770

Our United States revolving credit facility described in Note 19 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 13 – INVENTORIES

The components of inventories are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Raw materials and supplies	$60,708	$61,630
Work in progress	7,867	6,803
Finished goods	13,587	17,374
Total inventories	$82,162	$85,807

NOTE 14 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Definite-lived intangible assets
Customer relationships	$59,794	$47,892
Unpatented technology	20,160	18,461
Patented technology	6,542	2,499
Tradename	22,951	18,774
Backlog	30,160	28,170
All other	7,611	7,430
Gross value of definite-lived intangible assets	147,218	123,226
Customer relationships amortization	(23,434)	(17,519)
Unpatented technology amortization	(5,013)	(2,864)
Patented technology amortization	(2,213)	(1,532)
Tradename amortization	(5,097)	(3,826)
Acquired backlog amortization	(28,695)	(21,776)
All other amortization	(7,291)	(5,974)
Accumulated amortization	(71,743)	(53,491)
Net definite-lived intangible assets	$75,475	$69,735

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Twelve months ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$71,039	$37,844
Business acquisitions	19,500	55,438
Amortization expense	(18,252)	(19,923)
Currency translation adjustments and other	4,493	(2,320)
Balance at end of the period	$76,780	$71,039

The January 11, 2017 acquisition of Universal resulted in an increase in our intangible asset amortization expense during the year ended December 31, 2017 of $3.1 million.

The July 1, 2016 acquisition of SPIG, S.p.A. resulted in a $9.1 million and $13.3 million increase in our intangible asset amortization expense during the year ended December 31, 2017 and six months ended December 31, 2016, respectively.

Amortization of intangible assets is included in cost of operations in our consolidated statement of operations, but it is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Year ending	Amortization expense
December 31, 2018	$12,423
December 31, 2019	$10,371
December 31, 2020	$9,077
December 31, 2021	$8,817
December 31, 2022	$7,244
Thereafter	$27,543

NOTE 15 – GOODWILL

The following summarizes the changes in the carrying amount of goodwill:

(in thousands)	Power	Renewable	Industrial	Total
Balance at December 31, 2015	$47,137	$49,624	$104,308	$201,069
Increase resulting from SPIG acquisition	—	—	69,862	69,862
Purchase price adjustment - SPIG acquisition	—	—	2,539	2,539
Currency translation adjustments	(917)	(1,189)	(3,969)	(6,075)
Balance at December 31, 2016	46,220	48,435	172,740	267,395
Increase resulting from Universal acquisition	—	—	14,413	14,413
Impairment charges(1)	—	(49,965)	(36,938)	(86,903)
Currency translation adjustments	1,150	1,530	6,813	9,493
Balance at December 31, 2017	$47,370	$—	$157,028	$204,398

(1) Prior to September 30, 2017, we had not recorded any goodwill impairment charges.

Our annual goodwill impairment assessment is performed on October 1 of each year (the "annual assessment" date); however, events during 2017 have required two interim assessments of all six of our reporting units. In the second quarter of 2017, significant charges in our Renewable segment were considered to be a triggering event for the interim assessment as of June 30, 2017, which did not indicate impairment. During the third quarter of 2017, our market capitalization significantly decreased to below our equity value, which was considered to be a trigger for a second interim assessment. Additionally, the forecast was reduced for our SPIG reporting unit based on a change in the market strategy implemented by the new segment management to focus on core geographies and products, which we considered to be another triggering event for an interim assessment during the third quarter of 2017. The second interim assessment as of September 30, 2017 indicated impairment for our Renewable and SPIG reporting units as described below. Our 2017 annual goodwill impairment test as of October 1, 2017 did not indicate additional impairment.

Assessing goodwill for impairment involves a two step test. Step 1 of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of the impairment loss, if any. Step 2 of the test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill, and impairment is measured as the excess of the carrying value over the implied value of goodwill. Estimating the fair value of a reporting unit requires significant judgment. The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on a 50% weighting of an income approach using a discounted cash flow analysis using forward-looking projections of future operating results, a 30% to 40% weighting of a market approach using multiples of revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") of guideline companies and a 20% to 10% weighting of a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

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

For our SPIG reporting unit, which is included in our Industrial segment, the Step 1 also indicated impairment at September 30, 2017. At June 30, 2017 and October 1, 2016, the fair value exceeded the carrying value by less than 1% and 5%, respectively. At September 30, 2017, the independently obtained fair value estimates decreased under both the income and market valuation approaches due to a short-term decrease in profitability attributable to specific current contracts and changes in SPIG's market strategy introduced by segment management during the third quarter. The discount rate applied to future projected cash flows was 14.0% and 12.5% at each of the September 30, 2017 and June 30, 2017 interim tests, respectively. Step 2 of the impairment test at September 30, 2017 measured $36.9 million of impairment (with no income tax impact). The SPIG reporting unit has $38.3 million of goodwill remaining after the September 30, 2017 impairment charge. Our 2017 annual goodwill impairment test as of October 1, 2017 utilized the same assumptions and inputs as the test we performed at September 30, 2017, and it did not indicate additional impairment. Other long-lived assets in the reporting unit were not impaired.

For the remaining four reporting units where impairment was not indicated at September 30, 2017, the goodwill balances at September 30, 2017 (and October 1, 2017) and the Step 1 goodwill impairment test headroom (the estimated fair value less the carrying value) are as follows:

	Power Segment		Industrial Segment
(in millions)	Power	Construction	MEGTEC	Universal
Reporting unit headroom	60%	98%	12%	18%
Goodwill balance	$38.5	$8.9	$104.3	$14.4

NOTE 16 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	December 31, 2017	December 31, 2016
Land	$8,859	$6,348
Buildings	122,369	114,322
Machinery and equipment	217,791	189,489
Property under construction	6,486	22,378
	355,505	332,537
Less accumulated depreciation	213,574	198,900
Net property, plant and equipment	$141,931	$133,637

NOTE 17 – WARRANTY EXPENSE

Changes in the carrying amount of our accrued warranty expense are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Balance at beginning of period	$40,467	$39,847	$37,735
Additions	23,161	22,472	19,310
Expirations and other changes	(13,887)	(10,855)	(982)
Increases attributable to business combinations	1,060	918	—
Payments	(14,110)	(11,089)	(15,215)
Translation and other	2,329	(826)	(1,001)
Balance at end of period	$39,020	$40,467	$39,847

During the years ended December 31, 2017 and 2016, our Power segment reduced its accrued warranty expense by $9.1 million and $4.4 million, respectively, to reflect the expiration of warranties, and updated its estimated warranty accrual rate to reflect its warranty claims experience and current contractual warranty obligations. Additions to the warranty accrual include specific provisions on industrial steam contracts totaling $7.9 million and $2.1 million during the years ended December 31, 2017 and 2016, respectively.

NOTE 18 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Company Plan"), a noncontributory plan. As of 2006, the Company Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the Company Plan will cease. Furthermore, beginning on January 1, 2016, we began making service-based, cash contributions to a defined contribution plan for those employees impacted by the plan freeze.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. In 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. As part of the spin-off transaction, we split the Canadian defined benefit plans from BWC, which was completed in 2017. We did not present these plans as multi-employer plans because our portion was separately identifiable and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Postretirement Benefits Year Ended December 31,
(in thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$1,211,720	$1,205,163	$11,907	$31,889
Service cost	789	1,680	15	23
Interest cost	41,113	40,875	319	897
Plan participants’ contributions	—	—	219	574
Curtailments	—	266	—	—
Settlements	509	1,453	—	—
Amendments	—	231	—	(10,801)
Actuarial loss (gain)	73,403	41,957	(141)	(7,162)
Loss (gain) due to transfer	—	3,641	—	—
Foreign currency exchange rate changes	6,222	(5,099)	126	50
Benefits paid	(78,954)	(78,447)	(1,416)	(3,563)
Benefit obligation at end of period	$1,254,802	$1,211,720	$11,029	$11,907
Change in plan assets:
Fair value of plan assets at beginning of period	$922,868	$923,030	$—	$—
Actual return on plan assets	149,449	76,570	—	—
Employer contribution	17,307	3,986	1,197	2,989
Plan participants' contributions	—	—	219	574
Transfers	—	2,744	—	—
Foreign currency exchange rate changes	(3,668)	(5,015)	—	—
Benefits paid	(78,954)	(78,447)	(1,416)	(3,563)
Fair value of plan assets at the end of period	1,007,002	922,868	—	—
Funded status	$(247,800)	$(288,852)	$(11,029)	$(11,907)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,930)	$(1,099)	$(1,615)	$(1,722)
Accumulated postretirement benefit obligation	—	—	(9,414)	(10,185)
Pension liability	(245,870)	(287,753)	—	—
Prepaid pension	—	—	—	—
Accrued benefit liability, net	$(247,800)	$(288,852)	$(11,029)	$(11,907)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$324	$432	$(7,792)	$(10,801)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,254,802	$1,183,345	$—	$—
Accumulated benefit obligation	$1,272,010	$1,206,056	$11,029	$11,907
Fair value of plan assets	$1,007,002	$894,105	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$—	$28,375	$—	$—
Accumulated benefit obligation	$—	$28,375	$—	$—
Fair value of plan assets	$—	$28,763	$—	$—
Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits			Other Benefits
(in thousands)	2017	2016	2015	2017	2016	2015
Service cost	$789	$1,680	$13,677	$15	$23	$24
Interest cost	41,113	40,875	49,501	319	897	1,143
Expected return on plan assets	(59,409)	(61,939)	(68,709)	—	—	—
Amortization of prior service cost	103	250	307	(3,009)	—	—
Recognized net actuarial loss (gain)	(8,191)	31,932	41,574	(505)	(7,822)	(1,364)
Net periodic benefit cost (benefit)	$(25,595)	$12,798	$36,350	$(3,180)	$(6,902)	$(197)

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss (gain)" in the table above. There were no significant plan settlements or interim mark to market adjustments after the first quarter of 2017.

We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. The Retiree OPEB plan had no plan assets, no accumulated other comprehensive income balance and no active participants as of the termination date. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who did not enroll in the new benefit plan, we recognized a settlement gain of $7.2 million on December 31, 2016. Based on the number of participants who did enroll in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree OPEB plan and the new plan. The settlement gain is reported in the "Recognized net actuarial loss" in the table above, and the curtailment gain was deferred in accumulated other comprehensive income and $3.0 million was recognized in 2017, and we expect to recognize the remainder during the periods of 2018 through 2020.

During 2016, we recorded adjustments to our benefit plan liabilities from pension curtailment and settlement events. Lump sum payments from our Canadian pension plan during 2016 resulted in interim pension plan settlement charges totaling $1.2 million in 2016. Also, in May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in the Company Plan. These events also resulted in $27.5 million in interim MTM losses for these pension plans, the effects of which are reflected in the 2016 "Recognized net actuarial loss (gain)" in the table above along with a $1.4 million loss for the annual MTM adjustment of our pension plans at December 31, 2016.

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments and the difference between the actual return on plan assets and the expected return on plan assets. Total net mark to market adjustments for our pension and other postretirement benefit plans were (gains) losses of $(8.7) million, $24.1 million and $40.2 million in the years ended, December 31, 2017, 2016 and 2015, respectively. We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 4 as the mark to market adjustment in the reconciliation of reportable segment income (loss) to consolidated operating losses. The recognized net actuarial (gain) loss was recorded in our consolidated statements of operations in the following line items:

(in thousands)	2017	2016	2015
Cost of operations	$(8,972)	$21,208	$44,307
Selling, general and administrative expenses	274	2,902	(4,097)
Other	2	—	—
Total	$(8,696)	$24,110	$40,210

Assumptions

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Weighted average assumptions used to determine net periodic benefit obligations at December 31:
Discount rate	3.65%	4.13%	3.33%	3.66%
Rate of compensation increase	0.10%	2.40%	—	—
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.11%	4.25%	3.33%	3.66%
Expected return on plan assets	6.64%	6.70%	—%	—%
Rate of compensation increase	0.10%	2.40%	—%	—%

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.89% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2017).

2016
Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	8.50%
Rates to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%
Year that the rate reaches ultimate trend rate	2024

During the year ended December 31, 2017, we did not utilize health care cost assumptions as a result of our termination of the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016.

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

Domestic plans: We sponsor the Company Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2017 and 2016, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 17% and 9%, respectively.

The following is a summary of the asset allocations for the Master Trust at December 31, 2017 and 2016 by asset category:

	2017	2016
Asset Category:
Fixed Income (excluding United States Government Securities)	33%	32%
Commingled and Mutual Funds	41%	38%
United States Government Securities	21%	20%
Equity Securities	3%	7%
Derivatives	1%	1%
Other	1%	2%

The target asset allocation for the domestic defined benefit plan is 55% fixed income and 45% equities.

Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the Diamond Power Specialty Limited Retirement Benefits Plan (the "Diamond United Kingdom Plan").

The combined weighted average asset allocations of these plans at December 31, 2017 and 2016 by asset category were as follows:

	2017	2016
Asset Category:
Equity Securities and Commingled Mutual Funds	41%	44%
Fixed Income	58%	55%
Other	1%	1%

The target allocation for 2017 for the foreign plans, by asset class, is as follows:

	Canadian Plans	Diamond UK Plan
Asset Class:
United States Equity	27%	10%
Global Equity	23%	12%
Fixed Income	50%	78%

Fair value of plan assets

See Note 23 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value at December 31, 2017:

(in thousands)	12/31/2017	Level 1	Level 2
Fixed income	$352,484	$—	$352,484
Equities	33,525	33,525	—
Commingled and mutual funds	413,166	—	413,166
United States government securities	193,249	193,249	—
Cash and accrued items	14,578	12,585	1,993
Total pension and other postretirement benefit assets	$1,007,002	$239,359	$767,643

The following is a summary of total investments for our plans measured at fair value at December 31, 2016:

(in thousands)	12/31/2016	Level 1	Level 2
Fixed income	$321,847	$—	$321,847
Equities	83,441	78,268	5,173
Commingled and mutual funds	349,348	4,609	344,739
United States government securities	156,599	156,599	—
Cash and accrued items	11,633	9,394	2,239
Total pension and other postretirement benefit assets	$922,868	$248,870	$673,998

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits [1]	Other Benefits	Pension Benefits [1]	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2018	$16,798	$1,400	$3,126	$167
Expected benefit payments:
2018	$71,881	$1,463	$3,003	$167
2019	72,537	1,342	3,095	167
2020	73,104	854	3,175	169
2021	73,331	802	3,252	163
2022	73,434	746	3,318	146
2023-2027	359,308	2,975	18,576	611

1 Pension benefit payments are made from their respective plan's trust.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of participants' contributions up to 6% of compensation. These matching employer contributions are typically made in cash. We also provide service-based cash contributions under the Thrift Plan to employees not accruing benefits under our defined benefit plans. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $14.4 million, $13.4 million and $8.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.

We also provide benefits under the MEGTEC Union Plan, a defined contribution plan. The total employer contribution expense for the Union plan was approximately $0.2 million, $0.3 million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. Matching employer contributions are made in cash.

We also provide benefits under the Universal Defined Contribution Plan (the "Universal Plan"). The total employer contribution expense for the Universal Plan was approximately $0.5 million in the year ended December 31, 2017. Matching employer contributions are made in cash.

Effective December 31, 2016, we merged the MEGTEC Non-union Plan and SPIG 401(k) defined contribution plans into the Thrift Plan. For the MEGTEC Non-union Plan, amounts charged to expense for our contributions were approximately $1.1 million and $1.1 million in the years ended December 31, 2016 and 2015, respectively. Matching employer contributions were made in cash. The SPIG 401(k) plan contributions were also made in cash, and were not material to our consolidated financial statements in 2016.

Also, our salaried Canadian employees are provided with a defined contribution plan. As of and in the periods following January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.3 million, $0.4 million and $0.1 million in the years ended December 31, 2017, 2016 and 2015, respectively.

Multi-employer plans

One of our subsidiaries in the Power segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

					2017	2016	2015
		2017	2016		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$7.9	$17.8	$20.3	No	Described Below
All Other					2.0	3.2	4.6
					$9.9	$21.0	$24.9

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

See Note 29 for the future expected effect of FASB ASU 2017-07 on the presentation of benefit and expense related to our pension and post retirement plans.

NOTE 19 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	December 31, 2017	December 31, 2016
United States	$94,300	$9,800
Foreign	9,173	14,241
Total revolving debt	$103,473	$24,041

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

On February 24, 2017, August 9, 2017 and March 1, 2018, we entered into amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement") to, among other things: (1) permit us to incur the debt under the second lien term loan facility (discussed further in Note 20), (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $30.1 million of charges for certain Renewable segment contracts for periods including the quarter ended September 30, 2017, up to $38.7 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 and March 1, 2018 amendments, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $450.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP (discussed further in Note 20)), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ended March 31, 2018, limit to no more than $15.0 million any cumulative net income losses attributable to eight specified Vølund projects, (17) increase reporting obligations and require us to hire a third-party consultant and a chief implementation officer, (18) require us to pledge the equity of certain of our foreign subsidiaries to guarantee and provide collateral for our obligations under the United States credit facility, (19) require us to pay a deferred facility fee as more fully set forth in the March 1, 2018 Amendment, and (20) require us to sell at least $100 million of assets before March 31, 2019. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2019.

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

The March 1, 2018 Amendment temporarily waived certain defaults and events of default under our United States credit facility that were breached on December 31, 2017 or that may occur in the future, with certain amendments effective immediately and other amendments effective upon the completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering. If the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering do not occur by April 15, 2018 (subject to extension in certain cases), the temporary waiver will end. The temporary waiver will also end if certain other conditions specified in the March 1, 2018 Amendment occur. Upon any such termination of the waiver, our ability to borrow funds under the United States credit facility will terminate.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our United States revolving credit facility loans for the year ended December 31, 2017 was $11.3 million, respectively. Included in interest expense was $6.3 million of non-cash amortization of direct financing costs for the year ended December 31, 2017. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering within the time period required by the March 1, 2018 Amendment, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	8.50:1.0 for the quarter ended December 31, 2017,

•	7.00:1.0 for the quarter ending March 31, 2018,

•	6.50:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.75:1.0 for the quarter ending December 31, 2018,

•	3.00:1.0 for the quarter ending March 31, 2019,

•	2.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019 and

•	2.50:1.0 for the quarter ending December 31, 2019 and each quarter thereafter.

After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering within the time period required by the March 1, 2018 Amendment, the minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.25:1.0 for the quarter ended December 31, 2017,

•	1.15:1.0 for the quarter ending March 31, 2018,

•	1.00:1.0 for the quarter ending June 30, 2018,

•	0.85:1.0 for the quarter ending September 30, 2018,

•	1.25:1.0 for the quarter ending December 31, 2018,

•	1.50:1.0 for the quarter ending March 31, 2019 and

•	2.00:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At December 31, 2017, borrowings under the Amended Credit Agreement and foreign facilities consisted of $103.5 million at an effective interest rate of 6.89%. Usage under the Amended Credit Agreement consisted of $94.3 million of borrowings, $7.4 million of financial letters of credit and $123.7 million of performance letters of credit. After giving effect to the March 1, 2018 amendment, at December 31, 2017, we had approximately $221.4 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) were 2.59 and 2.50, respectively. We expect to be closest to the minimum financial covenant thresholds at September 30, 2018.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey and India that are used to provide working capital to our operations in each country. These foreign revolving credit facilities allow us to borrow up to $9.2 million in aggregate and each have a one year term. At December 31, 2017, we had $9.2 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 6.07%. Subsequent to December 31, 2017, the foreign facilities were repaid and extinguished.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees not secured by the United States revolving credit facility as of December 31, 2017 and 2016 was $269.1 million and $255.2 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the United States revolving credit facility as of December 31, 2017 was $114.2 million. The aggregate value of the letters of credit provided by the Company's United States revolving credit facility in support of letters of credit outside of the United States was $40.4 million as of December 31, 2017.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2017, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $378.8 million.

NOTE 20 – SECOND LIEN TERM LOAN FACILITY

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of American Industrial Partners ("AIP"), governing a second lien term loan facility. The second lien term loan facility consists of a second lien term loan in the principal amount of $175.9 million, all of which was borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017.

Borrowings under the second lien term loan, other than the delayed draw term loan, have a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan have a coupon interest rate of 12% per annum, in each case payable quarterly. Undrawn amounts under the delayed draw term loan accrue a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and the delayed draw term loan have a scheduled maturity of December 30, 2020.

In connection with our entry into the second lien term loan facility, we used $50.9 million of the proceeds to repurchase and retire approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP, which was one of the conditions precedent for the second lien term loan facility. Based on observable and unobservable market data, we determined the fair value of the shares we repurchased from the related party on August 9, 2017 was $16.7 million. We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase. The $34.2 million difference between the share repurchase price and the fair value of the repurchased shares was recorded as a discount on the second lien term facility borrowing. Non-cash amortization of the debt discount and direct financing costs will be accreted to the carrying value of the loan through interest expense over the term of the second lien term loan facility utilizing the effective interest method and an effective interest rate of 18.11%.

The carrying value of the second lien term loan facility at December 31, 2017 was as follows (in thousands):

Face value	Unamortized debt discount and direct financing costs	Net carrying value
$195,884	$35,743	$160,141

Interest expense associated with our second lien credit agreement is comprised of the following:

(in thousands)	Coupon Interest	Accretion of debt discount and amortization of financing costs	Total Interest Expense
For the three months ended September 30, 2017	$2,554	$1,095	$3,649
For the three months ended December 31, 2017	$4,657	$2,131	$6,788
Forecasted for the year ending December 31, 2018	$20,266	$9,838	$30,104

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

The Second Lien Credit Agreement contains representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to certain cushions. The Second Lien Credit Agreement is generally less restrictive than the Amended Credit Agreement. At December 31, 2017, we were in default of several financial covenants associated in the Second Lien Credit Agreement, which resulted in our classification of all of the $160.1 million net carrying value as a current liability in our consolidated balance sheet. Under the terms of the intercreditor agreement among the lenders under the United States Revolving Credit Agreement and the Second Lien Credit Agreement, we have a 180 day standstill period after March 1, 2018 to remedy the event of default under the Second Lien Credit Agreement. See Note 1 for our remediation plan.

The March 1, 2018 United States Revolving Credit Facility amendment temporarily waived all events of default, including cross-default provisions, which resulted in the outstanding balance being classified as noncurrent in our consolidated balance sheet at December 31, 2017.

NOTE 21 – CONTINGENCIES

ARPA litigation

On February 28, 2014, the Arkansas River Power Authority ("ARPA") filed suit against Babcock & Wilcox Power Generation Group, Inc. (now known as The Babcock & Wilcox Company and referred to herein as "BW PGG") in the United States District Court for the District of Colorado (Case No. 14-cv-00638-CMA-NYW) alleging breach of contract, negligence, fraud and other claims arising out of BW PGG's delivery of a circulating fluidized bed boiler and related equipment used in the Lamar Repowering Project pursuant to a 2005 contract.

A jury trial took place in mid-November 2016. Some of ARPA's claims were dismissed by the judge during the trial. The jury's verdict on the remaining claims was rendered on November 21, 2016. The jury found in favor of B&W with respect to ARPA's claims of fraudulent concealment and negligent misrepresentation and on one of ARPA's claims of breach of contract. The jury found in favor of ARPA on the three remaining claims for breach of contract and awarded damages totaling $4.2 million, which exceeded the previous $2.3 million accrual we established in 2012 by $1.9 million. Accordingly, we increased our accrual by $1.9 million in the fourth quarter of 2016.

ARPA also requested that pre-judgment interest of $4.1 million plus post-judgment interest at a rate of 0.77% compounded annually be added to the judgment, together with certain litigation costs. The court granted ARPA $3.7 million of pre-judgment interest on July 21, 2017, which we recorded in our June 30, 2017 consolidated financial statements in other accrued liabilities and interest expense. B&W commenced an appeal of the judgment on August 18, 2017, and ARPA filed a notice of cross appeal on August 31, 2017.

In December 2017, we reached an agreement in principle to settle all matters related to the ARPA litigation for $7.0 million. The agreement requires us to make payments of $2.5 million, $2.5 million and $2.0 million on July 1, 2018, 2019 and 2020, respectively. We discounted the liability by approximately $0.6 million at December 31, 2017, and $2.5 million and $3.9 million was included in other current accrued liabilities and other noncurrent accrued liabilities, respectively, in our consolidated balance sheets at December 31, 2017. The settlement resulted in a $1.6 million reduction in our accrual in December 2017.

Stockholder litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The complaints were brought on behalf of a putative class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. During the third quarter of 2017, the plaintiff further amended its complaint. As amended, the complaint now purports to cover investors who purchased shares between June 17, 2015 and August 9, 2017. We filed a motion to dismiss in late 2017; the court denied the motion in early 2018.

The plaintiff in the Stockholder Litigation alleges fraud, misrepresentation and a course of conduct relating to the facts surrounding certain projects underway in the Company's Renewable segment, which, according to the plaintiff, had the effect of artificially inflating the price of the Company's common stock. The plaintiff further alleges that stockholders were harmed when the Company later disclosed that it would incur losses on these projects. The plaintiff seeks an unspecified amount of damages.

On February 16, 2018 and February 22, 2018, the Company and certain of its officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the “Derivative Litigation”). The allegations and claims against defendants are largely the same. Plaintiffs assert a variety of claims against defendants including alleged violations of the federal securities laws, gross mismanagement, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who all purport to be current shareholders of the Company's common stock, are suing on behalf of the Company to recover costs and unspecified damages, and force implementation of corporate governance changes.

We believe the allegations in the Stockholder Litigation and the Derivative Litigation are without merit, and that the respective outcomes of the Stockholder Litigation and the Derivative Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2017 and 2016, we had deferred approximately $1.8 million and $0.8 million, respectively, of net gains on these derivative financial instruments in accumulated other comprehensive income ("AOCI").

At December 31, 2017, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $63.0 million at December 31, 2017 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our United States revolving credit facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our United States revolving credit facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	December 31, 2017	December 31, 2016
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$1,088	$3,805
Other assets	312	665
Accounts payable	105	1,012
Other liabilities	—	213

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$7	$105
Accounts payable	1,722	403
Other liabilities	12	7

The effects of derivatives on our financial statements are outlined below:

	Year Ended December 31,
(in thousands)	2017	2016
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$3,346	2,208
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	10,059	4,624
Cost of operations	(118)	195
Other-net	(7,438)	(1,221)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(5,277)	4,518

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(3,436)	$(872)

NOTE 23 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	December 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$1,895	$—	$1,895	$—
Certificates of deposit	2,398	—	2,398	—
Mutual funds	1,331	—	1,331	—
Corporate notes and bonds	4,447	4,447	—	—
United States Government and agency securities	5,738	5,738	—	—
Total fair value of available-for-sale securities	$15,809	$10,185	$5,624	$—

(in thousands)
Available-for-sale securities	December 31, 2016	Level 1	Level 2	Level 3
Commercial paper	$6,734	$—	$6,734	$—
Certificates of deposit	2,251	—	2,251	—
Mutual funds	1,152	—	1,152	—
Corporate notes and bonds	750	750	—	—
United States Government and agency securities	7,104	7,104	—	—
Total fair value of available-for-sale securities	$17,991	$7,854	$10,137	$—

Derivatives	December 31, 2017	December 31, 2016
Forward contracts to purchase/sell foreign currencies	$(432)	$2,940

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2017 and December 31, 2016.

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

The other-than-temporary impairment of our equity method investment in TBWES (see Note 7) required significant fair value measurements using unobservable inputs. We determined the impairment charge by first determining an estimate of the price that could be received to sell the assets and transfer the liabilities held by TBWES in an orderly transaction between market participants at June 30, 2017. The fair value of TBWES's net assets was determined through a combination of the cost approach, a market approach and an income approach.

Our interim goodwill impairment tests and third quarter impairment charges required significant fair value measurements using unobservable inputs (see Note 15). The fair value of each reporting unit determined under Step 1 of the goodwill impairment test was based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations. The fair value of the assets and liabilities for the Renewable and SPIG reporting units determined under Step 2 of the goodwill impairment test were based on either an income or market approach.

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 18). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

The determination of the estimated fair value of the related party share repurchase required significant fair value measurements using unobservable inputs (see Note 20). We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase.

NOTE 24 – SUPPLEMENTAL INFORMATION

During the twelve months ended December 31, 2017, 2016 and 2015, we recognized the following non-cash activity in our consolidated financial statements:

(in thousands)	2017	2016	2015
Accrued capital expenditures in accounts payable	$1,383	$2,751	$568
Accreted interest expense on our second lien term loan facility	$3,226	$—	$—

During the years ended December 31, 2017, 2016 and 2015 we recognized the following cash activity in our consolidated financial statements:

(in thousands)	2017	2016	2015
Income tax payments (refunds), net	$(10,889)	$10,781	$15,008
Interest payments on our United States revolving credit facility	$4,909	$425	$—
Interest payments on our second lien term loan facility	$7,044	$—	$—

During the years ended December 31, 2017, 2016 and 2015, interest expense in our consolidated financial statements consisted of the following components:

(in thousands)	2017	2016	2015
Components associated with borrowings from:
United States revolving credit facility	$5,051	$1,669	$1,059
Second lien term loan facility	7,211	—	—
Foreign revolving credit facilities	1,021	847	148
	13,283	2,516	1,207
Components associated with amortization or accretion of:
United States revolving credit facility deferred financing fees	6,270	1,244	1,131
Second lien term loan facility deferred financing fees and discount	3,226	—	—
	9,496	1,244	1,131

Other interest expense	3,526	36	—

Total interest expense	$26,305	$3,796	$2,338

In the year ended December 31, 2017, other interest expense in the table above is primarily attributable to the $3.0 million of interest expense associated with the ARPA litigation settlement (see Note 21). Interest expense included in our consolidated and combined statement of operations for the year ended December 31, 2015 has been corrected to reclassify $1.3 million of interest expense from "other - net" to "interest expense."

NOTE 25 – RELATED PARTY TRANSACTIONS

Prior to June 30, 2015, we were a party to transactions with our former Parent and its subsidiaries in the normal course of operations. After the spin-off, we no longer consider the former Parent to be a related party. Transactions with our former Parent prior to the spin-off included the following:

(in thousands)	Year Ended December 31, 2015
Sales to our former Parent	$911
Corporate administrative expenses	35,343

Guarantees

Our former Parent had outstanding performance guarantees for various contracts executed by us in the normal course of business. As of April 21, 2016, these guarantees had all been terminated.

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

(in thousands)	Year Ended December 31 2015
Sales to former Parent	$911

Corporate administrative expenses	35,343
Income tax allocation	11,872
Acquisition of business, net of cash acquired	—
Cash pooling and general financing activities	(91,015)
Cash contribution received at spin-off	125,300
Net transfer from former Parent per statement of cash flows	$80,589

Non-cash items:
Net transfer of assets and liabilities	$44,706
Distribution of Nuclear Energy segment	$(47,839)
Net transfer from former Parent per statement of shareholders' equity	$77,456

Transactions with AIP

The second lien term loan and related repurchase of shares of our common stock described in Note 20 was a related party transaction.

NOTE 26 – DISCONTINUED OPERATIONS

We received corporate allocations from our former Parent as described in Note 1, which totaled $2.7 million for the year ended December 31, 2015. Though these allocations relate to our discontinued NE segment, they are included as part of continuing operations because allocations are not eligible for inclusion in discontinued operations.

The following table presents selected financial information regarding the results of operations of our former NE segment through June 30, 2015, the date it was discontinued:

Six Months Ended June 30,
(in thousands)	2015
Revenues	$53,064

Income (loss) before income tax expense	3,358
Income tax expense (benefit)	555
Income (loss) from discontinued operations, net of tax	$2,803

NOTE 27 – FUTURE MINIMUM PAYMENTS

Operating leases

Future minimum payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2017 are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2018	$6,814
2019	$5,100
2020	$3,553
2021	$2,741
2022	$2,258
Thereafter	$3,337

Total rental expense for the years ended December 31, 2017, 2016 and 2015, was $10.5 million, $8.3 million and $13.5 million, respectively.

Long-term borrowings

Maturities of our long-term borrowings in the five years succeeding December 31, 2017 are as follows (in thousands):

Fiscal year ending December 31,	Amount
2018	$9,173
2019	$—
2020	$290,184
2021	$—
2022	$—
Thereafter	$—

NOTE 28 – QUARTERLY FINANCIAL DATA

The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

(in thousands, except per share amounts)	Quarter ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenues	$391,104	$349,829	$408,703	$408,099
Gross profit	$62,900	$(55,822)	$47,287	$45,513
Operating income (loss) (1)	$(8,798)	$(144,646)	$(104,748)	$(23,373)
Equity in income (loss) of investees	$618	$(15,232)	$1,234	$3,513
Net income (loss) attributable to shareholders	$(7,045)	$(150,999)	$(114,302)	$(107,478)
Earnings per common share
Basic	$(0.14)	$(3.09)	$(2.48)	$(2.44)
Diluted	$(0.14)	$(3.09)	$(2.48)	$(2.44)

(1)	Includes equity in income of investees.

(in thousands, except per share amounts)	Quarter ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Revenues	$404,116	$383,208	$410,955	$379,984
Gross profit	$80,156	$26,052	$73,757	$(848)
Operating income (loss) (1)	$17,266	$(72,585)	$11,133	$(58,587)
Equity in income (loss) of investees	$2,676	$(616)	$2,827	$11,553
Net income (loss) attributable to shareholders	$10,507	$(63,490)	$8,894	$(71,560)
Earnings per common share
Basic	$0.20	$(1.25)	$0.18	$(1.47)
Diluted	$0.20	$(1.25)	$0.18	$(1.47)

(1)	Includes equity in income of investees.

Our quarterly results include the following items that significant affect comparability across periods:

•
Actuarial gains and losses from marking to market our pension and postretirement benefit plan assets and liabilities (see Note 18). Such mark to market adjustments resulted in (charges) gains of: $9.8 million in the fourth quarter of 2017, $(1.1) million in the first quarter of 2017, $6.4 million in the fourth quarter of 2016, $(0.5) million in the third quarter of 2016, and $(30.0) million in the second quarter of 2016.

•	In the third quarter of 2017, $86.9 million of goodwill impairment charges (see Note 15).

•
In the second and fourth quarters of both 2017 and 2016, significant losses related to changes in the estimates of the forecasted revenues and costs to complete six renewable energy contracts (see Note 6).

•	In the fourth quarter of 2017, $62.4 million of additional income tax expense resulting from the enactment of new tax legislation in the United States on December 22, 2017 (see Note 10).

NOTE 29 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our consolidated financial statements in the future are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses; determining if an entity is the principal or agent in a revenue arrangement; and technical corrections and improvements on topics including: contract costs, loss provisions on construction and production contracts and disclosures for remaining and prior-period performance obligations. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We will adopt the new accounting standard under the modified retrospective method. We have developed a cross-functional team of B&W professionals from across each of our reportable segments and an implementation plan to adopt the new accounting standard during the first quarter of 2018. We have analyzed our primary revenue streams and performed a detailed review of a sample of key contracts representative of our products and services in order to assess potential changes in our processes, systems, internal controls and the timing and method of revenue recognition and related disclosures. Our evaluation included the existing, uncompleted contracts at January 1, 2018. Based on our assessment, we do not expect the timing of revenue recognition to change significantly upon adoption of the new accounting standard, but we do expect our revenue recognition disclosures will be expanded.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting standard is effective for us beginning in 2018, but early adoption is permitted. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. We do not expect the new accounting standard to have a significant impact on our financial results when adopted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize almost all leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The new accounting standard is effective for us beginning in 2019. We do not expect the new accounting standard to have a significant impact on our financial results when adopted, but will result in new balances in the consolidated balance sheets and new disclosures in the Notes.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in an effort to make the guidance more consistent. The guidance provides a test for determining when a group of assets and business activities is not a business, specifically, when substantially all of the fair value of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of assets, and if inputs and substantive processes that significantly contribute to the ability to create outputs is not present. The new accounting standard is effective for us beginning in 2018. We do not expect the new accounting standard to have a significant impact on our financial results when we adopted.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance removes the requirement to compare implied fair value of goodwill with the carrying amount, therefore impairment charges would be recognized immediately by the amount which carrying value exceeds fair value. The new accounting standard is effective beginning in 2020. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. This will affect not only how we present net periodic benefit cost, but also how we present segment gross profit and operating income upon adoption. The new accounting standard is effective for us beginning in 2018, and we will retrospectively apply the guidance to each prior reporting period presented. We have assessed the impact of adopting the new standard on our consolidated statement of operations and determined the required reclassifications will primarily impact our Power segment's gross profit. The changes in the classification of the historical components of net periodic benefit costs are summarized in the following table:

Pension & other postretirement benefit costs (benefits)
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	Current classification	Future classification
Service cost	$804	$1,703	$13,701	Cost of operations	Cost of operations
Interest cost	41,432	41,772	50,644	Cost of operations	Other income (expense)
Expected return on plan assets	(59,409)	(61,939)	(68,709)	Cost of operations	Other income (expense)
Amortization of prior service cost	(2,906)	250	307	Cost of operations	Other income (expense)
Recognized net actuarial losses and mark to market adjustments	(8,696)	24,110	40,210	Cost of operations or SG&A expense	Other income (expense)
Net periodic benefit cost (benefit)	$(28,775)	$5,896	$36,153

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are the controls and processes that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on the evaluation referred to above, management of B&W concluded that as of December 31, 2017 the design and operation of our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On January 11, 2017, we acquired Universal, which would have represented approximately which represented approximately 6% of our consolidated total assets and 4% of our consolidated revenues as of and for the year ended December 31, 2017, respectively. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to Universal. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Remediation of prior material weakness

The Company's management has concluded the the material weakness in internal control over financial reporting associated with the completeness and accuracy of the information used in the percentage of completion accounting at Vølund, a business unit within our Renewable segment, was remediated as of December 31, 2017. As of September 30, 2017, management fully implemented the remediation plan, and we determined through testing that the internal controls at Volund were effective at December 31, 2017.

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

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness, and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2017.

On January 11, 2017, we acquired Universal Acoustic & Emission Technologies, Inc. ("Universal"), which represented approximately 6% of our consolidated total assets and 4% of our consolidated revenues as of and for the year ended December 31, 2017, respectively. As permitted by the Securities and Exchange Commission, management has elected to exclude Universal from its assessment of internal control over financial reporting as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our consolidated financial statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s report on our internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the completion of the spin-off of the Company effective June 30, 2015 by The Babcock and Wilcox Company and an explanatory paragraph related to the Company’s ability to continue as a going concern.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Universal Acoustic & Emission Technologies, Inc. ("Universal"), which was acquired on January 11, 2017 and whose financial statements constitute approximately 6% of total assets and approximately 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Universal.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
March 1, 2018

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Amended credit agreement

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

On February 24, 2017, August 9, 2017 and March 1, 2018, we entered into amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement") to, among other things: (1) permit us to incur the debt under the second lien term loan facility (discussed further in Note 20), (2) modify the definition of EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $30.1 million of charges for certain Renewable segment contracts for periods including the quarter ended September 30, 2017, up to $38.7 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2017, up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and fees and expenses incurred in connection with the August 9, 2017 and March 1, 2018 amendments, (3) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (4) decrease the minimum consolidated interest coverage ratio, (5) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $250.0 million in the aggregate, (6) reduce commitments under the revolving credit facility from $600.0 million to $450.0 million, (7) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $75.0 million as of the last business day of any calendar month, (8) require us to repay outstanding borrowings under the revolving credit facility (without any reduction in commitments) with certain excess cash, (9) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (10) limit our ability to incur debt and liens during the covenant relief period, (11) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (12) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of AIP (discussed further in Note 20)), (13) prohibit us from exercising the accordion described below during the covenant relief period, (14) limit our financial and commercial letters of credit outstanding under the Amended Credit Agreement to $30.0 million, (15) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (16) beginning with the quarter ended March 31, 2018, limit to no more than $15.0 million any cumulative net income losses attributable to eight specified Vølund projects, (17) increase reporting obligations and require us to hire a third-party consultant and a chief implementation officer, (18) require us to pledge the equity of certain of our foreign subsidiaries to guarantee and provide collateral for our obligations under the United States credit facility, (19) require us to pay a deferred facility fee as more fully set forth in the March 1, 2018 Amendment, and (20) require us to sell at least $100 million of assets before March 31, 2019. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2019.

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

The March 1, 2018 Amendment temporarily waived certain defaults and events of default under our United States credit facility that were breached on December 31, 2017 or that may occur in the future, with certain amendments effective immediately and other amendments effective upon the completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering. If the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering do not occur by April 15, 2018 (subject to extension in certain cases), the temporary waiver will end. The temporary waiver will also end if certain other conditions specified in the March 1, 2018 Amendment occur. Upon any such termination of the waiver, our ability to borrow funds under the United States credit facility will terminate.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our United States revolving credit facility loans for the year ended December 31, 2017 was $11.3 million, respectively. Included in interest expense was $6.3 million of non-cash amortization of direct financing costs for the year ended December 31, 2017. A commitment fee of 1.0% per annum is charged on the unused portions of the revolving credit facility. A letter of credit fee of 2.50% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.50% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering within the time period required by the March 1, 2018 Amendment, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	8.50:1.0 for the quarter ended December 31, 2017,

•	7.00:1.0 for the quarter ending March 31, 2018,

•	6.50:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.75:1.0 for the quarter ending December 31, 2018,

•	3.00:1.0 for the quarter ending March 31, 2019,

•	2.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019 and

•	2.50:1.0 for the quarter ending December 31, 2019 and each quarter thereafter.

After we complete the Rights Offering and the repayment of the outstanding balance of our Second Lien Notes Offering within the time period required by the March 1, 2018 Amendment, the minimum consolidated interest coverage ratio as defined in the Credit Agreement is:

•	1.25:1.0 for the quarter ended December 31, 2017,

•	1.15:1.0 for the quarter ending March 31, 2018,

•	1.00:1.0 for the quarter ending June 30, 2018,

•	0.85:1.0 for the quarter ending September 30, 2018,

•	1.25:1.0 for the quarter ending December 31, 2018,

•	1.50:1.0 for the quarter ending March 31, 2019 and

•	2.00:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Beginning with September 30, 2017, consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At December 31, 2017, borrowings under the Amended Credit Agreement and foreign facilities consisted of $103.5 million at an effective interest rate of 6.89%. Usage under the Amended Credit Agreement consisted of $94.3 million of borrowings, $7.4 million of financial letters of credit and $123.7 million of performance letters of credit. After giving effect to the March 1, 2018 amendment, at December 31, 2017, we had approximately $221.4 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) were 2.59 and 2.50, respectively. We expect to be closest to the minimum financial covenant thresholds at September 30, 2018.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for our 2018 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2018 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2018, are as follows:

Name	Age	Position
Jenny L. Apker	60	Senior Vice President and Chief Financial Officer
Mark A. Carano	48	Senior Vice President, Industrial and Corporate Development
J. André Hall	52	Senior Vice President, General Counsel and Corporate Secretary
Daniel W. Hoehn	39	Vice President, Controller and Chief Accounting Officer
Mark S. Low	61	Senior Vice President, Power
Jimmy B. Morgan	49	Senior Vice President, Renewable
Leslie C. Kass	47	President and Chief Executive Officer
James J. Muckley	59	Senior Vice President, Operations

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

Mark A. Carano serves as our Senior Vice President, Industrial and Corporate Development. Prior to the spin-off, Mr. Carano served as Senior Vice President and Chief Corporate Development Officer of BWC since August 2013. Prior to joining BWC in June 2013, Mr. Carano served as a Managing Director in the Investment Banking Group of Bank of America Merrill Lynch since 2006. Mr. Carano also previously held positions with the Investment Banking Group of Deutsche Bank.

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

Daniel W. Hoehn serves as our Vice President, Controller and Chief Accounting Officer. Mr. Hoehn joined BWC in March 2015. From 2013 to 2015, Mr. Hoehn was Vice President and Controller at Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, responsible for financial reporting for Chiquita's operations across three continents. From 2010 to 2013, he was Assistant Corporate Controller, after serving as Manager, Financial Reporting, from 2007 to 2010. Prior to joining Chiquita, Mr. Hoehn was a senior manager in the audit practice at KPMG, LLP.

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

Jimmy B. Morgan serves as our Senior Vice President, Renewable since December 2016. He is responsible for the company's renewable energy business, including its Babcock & Wilcox Volund subsidiary and Babcock & Wilcox's operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President for Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

Leslie C. Kass was appointed as our President and Chief Executive Officer on January 31, 2018. She previously served in a variety of roles at the Company or its predecessor, including as the Senior Vice-President of our Industrial segment from May 2017 until January 2018, Vice President of Retrofits and Continuous Emissions Monitoring for the Power segment from August 2016 to May 2017, Vice President, Investor Relations & Communications from June 2015 to August 2016, and as Vice President of Regulatory Affairs from January 2013 to June 2015. Before joining the Company, Ms. Kass held a number of engineering and project management-related positions of increasing responsibility with Westinghouse Electric Company, Entergy Corporation and Duke Energy Corporation.

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

Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information on our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan Category:	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	5,839,265
Weighted-average exercise price of outstanding options and rights	$13.15
Number of securities remaining available for future issuance	247,310

The other information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2018" in the Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits

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

3.2	Amended and Restated Bylaws (incorporate by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876))

10.1
Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.2
Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.3
Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.4
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.5
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.6
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.7
Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.8†
Amended and Restated 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. current Report on Form 8-K filed May 6, 2016 (File No. 001-36876))

10.9†
Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.10†
Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.11†
Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.12†
Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.13
Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.14
Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.15
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.16
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.17
Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.18
Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

10.19†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876))

10.20†
Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.21†
Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.22†
Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876))

10.23†
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876))

10.24
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876))

10.25†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876))

10.26
Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876))

10.27
Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto.

10.28†
Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876))

10.29†
Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876))

10.30
Amendment No. 3 dated August 9, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876))

10.31
Second Lien Credit Agreement, dated August 9, 2017, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Lightship Capital LLC, as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876))

10.32
Amendment No. 4 dated September 30, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876))

10.33
Agreement, dated as of January 3, 2018, among Babcock & Wilcox Enterprises, Inc., Vintage Capital Management, LLC, Kahn Capital Management, LLC, and Brian R. Kahn (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed January 3, 2018 (File No. 001-36876))

10.34	Form of Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed January 3, 2018 (File No. 001-36876))

10.35†
Offer Letter, by and between Babcock & Wilcox Enterprises, Inc. and Leslie C. Kass dated as of January 31, 2018 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed February 1, 2018 (file no. 001-36876)

10.36†
Supplement to Employment Agreement, by and between Babcock & Wilcox Enterprises, Inc. and E. James Ferland dated as of January 31, 2018 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed February 1, 2018 (file no. 001-36876)

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

Item 16.        Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

/s/ Leslie C. Kass
March 1, 2018	By:	Leslie C. Kass
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Leslie C. Kass	President, Chief Executive Officer and Director (Principal Executive Officer)
Leslie C. Kass

/s/ Jenny L. Apker	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Jenny L. Apker

/s/ Daniel W. Hoehn	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Daniel W. Hoehn

/s/ E. James Ferland	Executive Chairman
E. James Ferland

/s/ Matthew E. Avril	Director
Matthew E. Avril

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Cynthia S. Dubin	Director
Cynthia S. Dubin

/s/ Brian K. Ferraioli	Director
Brian K. Ferraioli

/s/ Stephen G. Hanks	Director
Stephen G. Hanks

/s/ Brian R. Kahn	Director
Brian R. Kahn

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

/s/ Larry L. Weyers	Director
Larry L. Weyers
March 1, 2018