Form 10-K/A
period 2017-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2018-03-05
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Babcock & Wilcox Enterprises, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2018 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10‑K and our other filings with the SEC.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The following section provides information with respect to our directors as of March 5, 2018. It includes the specific experience, qualifications and skills considered by the Governance Committee and/or the Board in assessing the appropriateness of the person to serve as a director. (ages are as of March 5, 2018)

MATTHEW E. AVRIL Director since 2018 Age: 57 Audit and Finance Committee
Qualifications:

Mr. Avril is a member of the strategic advisory board of Vintage Capital Management, a private-equity investment organization specializing in the defense, manufacturing and consumer sectors. From November 2016 to March 2017, he served as Chief Executive Officer of Diamond Resorts International, Inc. Previously, he was Chief Executive Officer-elect for Vistana Signature Experiences, Inc., from February to November 2015, after his retirement as President, Hotel Group, for Starwood Hotels & Resorts Worldwide, Inc. – a position he held from 2008 to 2012. Before that, from 2002 to 2008, he served in a number of executive leadership positions with Starwood, and from 1989 to 1998, held various senior leadership positions with Vistana. Mr. Avril is a Certified Public Accountant, and his knowledge of accounting and finance makes him a valuable member of our board of directors.

HENRY E. BARTOLI Director since 2018 Age: 71 Governance Committee
Qualifications:

In 2014, Mr. Bartoli retired as President and Chief Executive Officer of Hitachi Power Systems America LTD, a position he held from 2004 to 2014. From 2002 to 2004, he was Executive Vice President of The Shaw Group, after serving in a number of senior leadership roles at Foster Wheeler Ltd. from 1992 to 2002, including Group Executive and Corporate Senior Vice President, Energy Equipment Group, and Group Executive and Corporate Vice President and Group Executive, Foster Wheeler Power Systems Group. Previously, from 1971 to 1992, he served in a number of positions of increasing importance at Burns and Roe Enterprises, Inc. With more than 35 years of experience in the global power industry, Mr. Bartoli is a valuable member of our board of directors.

THOMAS A. CHRISTOPHER Director since 2015 Age: 73 Governance Committee Compensation Committee
Qualifications:

Following his retirement in 2009, Mr. Christopher has provided independent consultant services to various energy industry participants. He serves as a member of the Operating Advisory Board of Fort Point Capital, a private equity firm. He also teaches a graduate-level course in management principles at the University of Pittsburgh. From January 2009 until his retirement in June 2009, Mr. Christopher served as the Vice Chairman of Areva NP Inc. (“Areva”), a commercial nuclear power engineering, fuel and nuclear services company. Previously, he served as Areva’s President and Chief Executive Officer from April 2000 to January 2009 and served on Areva’s global Executive Committee in France from January 2005 until December 2008. Prior to joining Areva in 2000, Mr. Christopher served as Vice President and General Manager of Siemens/Westinghouse Power Services Divisions since August 1998, Vice President and General Manager of Westinghouse Energy Services Divisions from January 1996 until August 1998, and Vice President and General Manager of Westinghouse Global Nuclear Service Divisions from July 1982 until December 1996. Mr. Christopher also spent six years with the U.S. Navy as an officer in the nuclear submarine force, holding the naval reactors engineer certification. Mr. Christopher brings an extensive and unique understanding of fossil power operations, the power market and power engineering to the Company’s board of directors. As an energy business executive, he is familiar with our key customers and their investment decision making process. He is also experienced in managing international operations for energy services companies throughout the world. Mr. Christopher’s management experience and technical background in the energy industry make him well qualified to serve on our board of directors.

CYNTHIA S. DUBIN Director since 2015 Age: 56 Audit and Finance Committee Governance Committee
Qualifications:

From November 2011 through January 2016, Ms. Dubin served as Finance Director of JKX Oil & Gas plc, a publicly held oil and gas exploration, development and production company. Prior to joining JKX Oil & Gas plc, she co-founded and served as Chief Financial Officer of Canamens Energy Limited, an oil and gas exploration and production company focused on the Caspian, North Africa, Middle East and North Sea regions, from 2006 to 2011. Prior to joining Canamens Energy Limited, Ms. Dubin served as Vice President and Finance Director, Europe, Middle East and Africa Division for Edison Mission Energy, a U.S. owned electric power generator which developed, acquired, financed, owned and operated reliable and efficient power systems. Ms. Dubin started her career at The Bank of New York and Mitsubishi Bank advising on and lending to large energy projects.
Ms. Dubin brings valuable finance and energy industry experience to the Company’s board as well as a unique understanding of the global and European energy markets. With more than 30 years of experience in the energy sector combined with her financial expertise and her international leadership experience, Ms. Dubin is a valuable member of our board of directors.

BRIAN R. KAHN Director since 2018 Age: 44 Compensation Committee
Qualifications:

Since 1999, Mr. Kahn has served as the managing partner of Vintage Capital Management, LLC, a private-equity investment organization specializing in the defense, manufacturing and consumer sectors. He served as a director of Aaron’s, Inc., from May 2014 to August 2015. Mr. Kahn also served as the Chairman of the Board of White Electronic Designs Corporation from June 2009 to April 2010. He has also served as a director of numerous privately-held companies including API Technologies Corp., Buddy’s Home Furnishings, Energes Services LLC, IEC Electronics and KVH Industries, Inc. Mr Kahn’s extensive experience as a director across multiple industries makes him a valuable member of our board of directors.

LESLIE C. KASS Director since 2018 Age: 47
Qualifications:

Ms. Kass has served as our President and Chief Executive Officer since January 2018. Previously, Ms. Kass served as the Company’s Senior Vice President, Industrial from May 2017 through January 2018. Prior to this appointment, she served in a variety of roles at the Company, including Vice President of Retrofits and Continuous Emissions Monitoring for the Company’s Power segment from August 2016 to May 2017, Vice President, Investor Relations & Communications from June 2015 to August 2016, and Vice President of Regulatory Affairs from January 2013 to June 2015. Before joining the Company, Ms. Kass held a number of engineering and project management-related positions of increasing responsibility with Westinghouse Electric Company, Entergy Corporation and Duke Energy Corporation. Ms. Kass is an experienced executive with an extensive engineering and project management background. This experience, combined with her strategic vision, make her a valuable member of our board of directors.

ANNE R. PRAMAGGIORE Director since 2015 Age: 59 Audit and Finance Committee Compensation Committee
Qualifications:

Since February 24, 2012, Ms. Pramaggiore has served as President and Chief Executive Officer of Commonwealth Edison Company (“ComEd”), an electric utility company. Prior to her current position, she served as ComEd’s President and Chief Operating Officer from May 2009 through February 23, 2012. Ms. Pramaggiore joined ComEd in 1998 and served as its Executive Vice President, Customer Operations, Regulatory and External Affairs from September 2007 to May 2009, Senior Vice President, Regulatory and External Affairs from November 2005 to September 2007, and Vice President, Regulatory and External Affairs from October 2002 to November 2005. She also served as its Lead Counsel. Ms. Pramaggiore has also served as a member of the Board of Directors of Motorola Solutions, Inc. since January 2013. In addition, Ms.  Pramaggiore serves as a board member on the Chicago Federal Reserve Board. Ms. Pramaggiore is a licensed attorney and brings to the Company’s board of directors extensive experience in the utilities industry, as highlighted by her years of service at ComEd. Her experience as a current executive at another public company and her perspective on the technical, regulatory, operational and financial aspects of the power industry make her well qualified to serve on our board of directors.

Vintage Capital Management Agreement
On January 3, 2018, the Company entered into an agreement (the “Agreement”) with Vintage Capital Management, LLC (“Vintage”) and certain related parties (each a “Vintage Shareholder” and, collectively, the “Vintage Shareholders”). Pursuant to the Agreement, the Company agreed, among other things, to increase the size of the Board to ten members by adding three additional directors to the Board, and to appoint each of Henry E. Bartoli, Matthew E. Avril and Brian R. Kahn (collectively, the “Vintage Shareholder Nominees”) to the Board to serve as Class I, Class II and Class III directors, respectively. Pursuant to the Agreement, the Company also appointed each of Messrs. Bartoli, Avril and Kahn to the Governance Committee, the Audit and Finance Committee and the Compensation Committee of the Board, respectively. Pursuant to the Agreement, and so long as Vintage’s beneficial ownership has not decreased below 5% of the then-outstanding shares of common stock of the Company (other than as a result of an increase in the number of shares of outstanding common stock), if any Vintage Shareholder Nominee is unable or unwilling to serve as a director, resigns as a director or is removed as a director prior to the expiration of the Nomination Period (as defined below), Vintage may recommend a substitute person to fill the resulting vacancy, and the appointment of any such person to the Board will be subject to the approval of the Governance Committee.
Pursuant to the Agreement, until the first date on which Company shareholders may nominate individuals for election to the Board at the Company’s 2019 annual meeting of shareholders or, if earlier, the first date on which Company shareholders may nominate individuals for election to the Board if the Company announces that it will hold a shareholder meeting at which directors will be elected other than the annual meetings of shareholders in 2018 and 2019 (the “Nomination Period”), the Vintage Shareholders will not engage in certain proxy solicitations, make certain shareholder proposals, call meetings of shareholders or solicit or publicly comment on certain proposals or consents from shareholders regarding any merger, acquisition, recapitalization, restructuring, disposition or other business combination with respect to the Company.
The Agreement further provides that, during the Nomination Period, each Vintage Shareholder will cause Common Shares then beneficially owned by such Vintage Shareholder or its affiliates to appear in person or by proxy at all annual meetings and to be voted in favor of the Board’s nominees for director, in accordance with the Board’s recommendation with respect to the ratification of the Company’s independent registered public accounting firm, in accordance with the Board’s recommendation with respect to the Company’s “say-on-pay” proposal, in accordance with the Board’s recommendation with respect to the frequency of the Company’s “say-on-pay” proposals and in favor of the declassification of Board terms.
In connection with the appointment of Ms. Kass as a director, on January 31, 2018, the Company, Vintage and the Vintage Shareholders entered into an amendment to the Agreement. Pursuant to the amendment, Vintage and the Vintage Shareholders confirmed their consent to an increase in the size of the Board to no more than eleven directors until June 30, 2018, after which it is anticipated that the Board will be composed of no more than ten directors during the remainder of the Nomination Period.

EXECUTIVE OFFICERS

Our executive officers and their ages as of the date of this Form 10-K/A, are as follows:

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers, and persons who own more than 10% of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC and the NYSE. Directors, executive officers and more than 10% holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no forms were required, we believe that, during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% or more beneficial owners were satisfied.

AUDIT AND FINANCE COMMITTEE:

Ms. Pramaggiore
Ms. Dubin
Mr. Avril (joined March 2, 2018)
The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Finance Committee met five times during 2017. The Audit and Finance Committee’s role is financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements.
The Audit and Finance Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The committee, among other things, also reviews and discusses our audited financial statements with management and the independent registered public accounting firm. The Audit and Finance Committee provides oversight of: (1) our financial reporting process and internal control system; (2) the integrity of our financial statements; (3) our compliance with legal and regulatory requirements; (4) the independence, qualifications and performance of our independent auditors; (5) the performance of our internal audit function; and (6) our financial structure and strategy. The Audit and Finance Committee also has oversight of the Company’s ethics and compliance program, and receives regular reports on program effectiveness.
Our Board has determined that Messrs. Avril and Mmes. Dubin and Pramaggiore all qualify as an “audit committee financial expert” within the definition established by SEC. For more information on the backgrounds of these directors, see their biographical information under “Directors.”
CODE OF BUSINESS CONDUCT

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our web site, www.babcock.com under "Investor Relations - Corporate Governance - Highlights." We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.
Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Table of Contents

•	Executive Summary

•	We are Committed to Compensation Best Practices

•	Peer Group

•	Compensation Philosophy and Process

•	2017 Compensation Decisions

•	Other Compensation Practices and Policies

Executive Summary
2017 PERFORMANCE

We made substantial strides in addressing challenges that burdened our businesses and impacted our financial performance in 2017. Project execution issues in our European renewable energy business accounted for the largest portion of our losses but the implementation of our more-focused business model, new leadership and significant progress toward completion of our challenged projects positions us for improved financial performance in 2018.

In our Power segment, close attention to controlling costs and highly effective project execution allowed us to achieve excellent margins in a difficult market environment. Though the global coal power markets remain uncertain, B&W is well-positioned to serve our customers both in the U.S. and abroad for years to come.

Our Industrial segment underperformed our expectations in 2017, and as a result, we have implemented key changes in our bidding and project management strategies as well as our management structure that will serve us well in 2018 and the future.

2017 PAY-FOR-PERFORMANCE

Our executive compensation programs are based on a strong alignment between pay and performance, and this is reflected in the payout amounts under our annual incentive plan and the value of awards granted under our long-term incentive plan. Decisions by the Compensation Committee in 2017 also took into account feedback from our stockholders and concern for retention of key employees while we address operational issues.

We did not perform as expected in 2017; consequently, the payout under our annual incentive plan was 10% of the target award opportunities. Our safety metrics, which are evaluated independently from our financial performance, account for 10% of the target awards. Solely as a result of the Company’s significant improvement in safety performance over 2016 and the prior three-year average, the payout percentage for each of our named executive officers (“NEOs”) was 10% of the target annual incentive award. For the second year in a row, no payment was earned under the financial or individual components of the annual incentive award. See "2017 Summary Compensation Table" for a comparison of the total compensation received by our NEOs in 2017 versus 2016 and 2015, as applicable.

Our long-term incentive compensation metrics (earnings per share, relative total stockholder return and return on invested capital), are designed to drive performance and align the interests of employees with those of stockholders. In light of our recent financial performance, however, the current projected value of the performance-based share awards granted in 2017 and 2016 under our long-term incentive plan is significantly impaired.

EXECUTIVE COMPENSATION PROGRAM
Babcock & Wilcox Enterprises, Inc. ("B&W" or the "Company") became a public company on July 1, 2015 as a spin-off from The Babcock & Wilcox Company ("BWC"). In this document, BWC refers to The Babcock & Wilcox Company prior to the spin-off. Compensation-related decisions for our NEOs before the spin-off were made by the compensation committee of the Board of Directors of BWC. Compensation decisions for B&W’s NEOs from and after the spin-off were made by the Compensation Committee of our Board, which we refer to in this discussion as the “Compensation Committee.” Key features of our executive compensation program for the following executive officers are outlined in this document:

NAME	TITLE (AS OF LAST DAY OF 2017)
E. James Ferland	Chairman and Chief Executive Officer
Jenny L. Apker	Senior Vice President and Chief Financial Officer
Mark A. Carano	Senior Vice President, Corporate Development and Industrial Finance
Elias Gedeon	Senior Vice President and Chief Business Development Officer
Mark S. Low	Senior Vice President, Power

MANAGEMENT OVERVIEW

Our NEOs and other members of our senior leadership team include individuals who have broad experience in the power generation business. As previously disclosed, on January 31, 2018, the Board appointed Leslie C. Kass as President and Chief Executive Officer of the Company and elected Ms. Kass to the Board.

Ms. Kass, age 47, has served in a variety of senior management roles with both the Company and its predecessor, including most recently as our Senior Vice President, Industrial. Previously, she held engineering and project management-related positions of increasing responsibility with Westinghouse Electric Company, Entergy Corporation and Duke Energy Corporation. The initial compensation package for Ms. Kass is below median for a company of our size and scope, reflecting the Compensation Committee’s anticipation of moving her toward the median of the market over time as she becomes more tenured in her new role. In connection with her appointment, the Company will initially provide Ms. Kass the following key elements of compensation:

•	a base salary of $750,000 per year;

•	a target annual bonus of 100% of base salary, subject to certain performance criteria established by the Compensation Committee; and

•	equity awards with an aggregate grant date value of $1,500,000.

2017 SAY-ON-PAY VOTE

In 2017, we received nearly 97% approval on our advisory vote to approve NEO compensation. We considered this result in examining compensation policies and decisions for 2017, and determined that it demonstrated strong support for our executive compensation program. We did not make any changes to our compensation policies and practices that were primarily driven by the result of this vote.

WE ENGAGED WITH OUR STOCKHOLDERS
During 2017, our Lead Independent Director and senior management contacted or met with institutional stockholders who collectively held approximately 47% of our outstanding shares to solicit feedback on the best way to align our executive compensation program and strategies to strengthen the Company. Generally, investors supported our executive compensation program goals, encouraged us to focus on paying for demonstrable performance, and asked that we carefully consider eliminating our classified board structure.
We added Brian R. Khan (managing partner of Vintage), Matthew E. Avril and Henry R. Bartoli to the Board. Messrs. Kahn, Avril and Bartoli represent Vintage and the Vintage Shareholders, which collectively are our largest stockholder. For more information, see “Vintage Capital Management Agreement.”
2017 COMPENSATION PROGRAM DESIGN
Considering the stockholder feedback and other factors described in this Compensation Discussion and Analysis, the Compensation Committee took the following key actions with respect to the 2017 executive compensation program:

•	Established our annual and long-term incentive compensation program design for 2017 to reflect our pay-for-performance culture; and

•
Maintained emphasis on performance in our long-term incentive compensation program by weighting performance-based restricted stock units (“PSUs”) at 60% of the total long-term incentive award mix. The Compensation Committee also determined to include relative total stockholder return, along with earnings per share and return on invested capital, to measure performance for the PSUs. In lieu of stock options (which previously comprised 20% of the total long-term incentive award), the Compensation Committee determined to grant restricted stock units (“RSUs”) for the entirety of the remaining 40% of the total long-term incentive award, the value of which is tied directly to improvements in the price of the Company’s stock. The Compensation Committee utilized RSUs instead of stock options specifically to manage our long-term plan reserve and reduce the dilution impacts of the long-term incentive program.

2017 COMPENSATION MIX
The following charts illustrate the target mix of base salary, annual incentive awards and long-term incentive awards for our Chief Executive Officer and other NEOs in 2017, highlighting the performance-driven focus of the compensation opportunities:

KEY 2017 PROGRAM ELEMENTS

The main elements of the Company’s 2017 executive compensation program, a description of each element, and an explanation as to why we pay each element, are provided below:

COMPENSATION ELEMENT	DESCRIPTION	OBJECTIVES
Base Salary	Fixed cash compensation; reviewed annually and subject to adjustment	Attract, retain and motivate our NEOs
Annual Cash Incentive Compensation	Short-term cash incentive compensation paid based on performance against annually established financial, safety and individual performance goals	Reward and motivate our NEOs for achieving key short-term performance objectives
Long-Term Equity Compensation	Annual equity compensation awards of time-vesting RSUs and performance-vesting PSUs	Align NEO interests with those of our stockholders by rewarding the creation of long-term stockholder value and encouraging stock ownership
Health, Welfare and Retirement Benefits	Qualified and nonqualified retirement plans and health care and insurance benefits	Attract and retain NEOs by providing market-competitive benefits
Severance and Change in Control Arrangements	Reasonable severance payments and benefits provided upon an involuntary termination, including an involuntary termination following a change in control of the Company
Help attract and retain high quality talent by providing market-competitive severance protection, and help encourage NEOs to direct their attention to stockholders’ interests, notwithstanding the potential for loss of employment in connection with a change in control

Limited Perquisites	Financial planning services, executive physicals and airline club memberships	Attract and retain high quality talent

We Are Committed to Compensation Best Practices
The Compensation Committee believes that our executive compensation program follows best practices aligned to long-term stockholder interests, summarized below:

WHAT WE DO	WHAT WE DON’T DO
Pay-for-performance philosophy emphasizes compensation tied to creation of stockholder value	No excise tax gross-ups upon a change in control
Robust compensation governance practices, including annual CEO performance evaluation process by independent directors, thorough process for setting rigorous performance goals and use of an independent compensation consultant
No discounting, reloading or re-pricing of stock options without stockholder approval
Multiple performance metrics for annual and long-term incentive compensation plans; different metrics used for each plan	No single-trigger vesting of equity-based awards upon change in control
60% of long-term incentive awards granted as performance-based PSUs
Limited perquisites and reasonable severance and change in control protection that requires involuntary termination
Clawback provisions in annual and long-term incentive compensation plans
Policies prohibiting executives from hedging or pledging Company stock
Strong stock ownership guidelines for executives (five times base salary for CEO and three times base salary for other NEOs)

Peer Group
PEER GROUP DESIGN
To help ensure that our executive compensation program provides competitive compensation opportunities that are necessary to attract and retain well-qualified executives, the Compensation Committee reviews the level and mix of compensation for our CEO and CFO against the compensation provided by a group of peer companies (in addition to survey data provided by Korn Ferry Hay Group, Inc. ("Hay Group") which is used to review the compensation for all of our NEOs). The Compensation Committee also uses these peer companies to consider the relative performance of our Company with respect to the relative total stockholder return performance measure in our 2017 long-term incentive program (as further discussed below) and to evaluate the Company's incentive program designs against market practice.
The Compensation Committee, with advice from Hay Group, considered companies across a number of relevant factors, including companies within a specified size range based primarily on revenues and market capitalization, companies within similar industry groups and with similar degrees of business complexity, and companies with which we compete for executive talent. The Compensation Committee generally considered companies with total revenues in a range from 0.4x to 2.5x of our size, although some exceptions were made taking into account other factors (such as industry, complexity and competition for talent) and in order to create a group with a sufficient number of companies to provide meaningful comparative data.
Based on this review, the Compensation Committee approved the following compensation peer group for 2017:

Actuant Corp. Industrial Machinery	Crane Co. Industrial Machinery	MasTec Inc. Construction & Engineering

AMETEK Inc. Electronic Components & Equipment	Curtiss-Wright Corp. Aerospace & Defense	Primoris Services Corp. Construction & Engineering

CECO Environmental Corp. Environmental & Facilities Services	Dycom Industries Inc. Construction & Engineering	SPX Corp. Industrial Machinery

Chart Industries Inc. Industrial Machinery	Flowserve Corp. Industrial Machinery	Tetra Tech, Inc.* Electronic Equipment & Instruments

CIRCOR Intl. Inc. Industrial Machinery	Harsco Corp. Industrial Machinery

Covanta Holding Corp. Environmental & Facilities Services	Idex Corp. Industrial Machinery

*For 2017, Tetra Tech, Inc. (“Tetra Tech”) replaced Itron, Inc. (“Itron”) as being a closer match to B&W. While Itron operates within the electricity, natural gas and water markets, it is more of an information technology company than an industrial company. Tetra Tech provides consulting and engineering services worldwide and operates two segments: Water, Environment and Infrastructure, and Resource Management and Energy. In addition, Tetra Tech is also cited by our peers as a peer company more often than Itron.

Compensation Philosophy and Process
OUR COMPENSATION PHILOSOPHY
B&W operates in a challenging, continually changing and highly competitive market. We know that attracting, developing and retaining qualified executives who increase stockholder value by achieving our financial and strategic growth plans remains key to our success. We emphasize pay-for-performance, rewarding those who achieve or exceed their goals, and we use short- and long-term incentives to drive continued strong results for our stockholders.
Our compensation program is designed to:

•	Incent and reward annual and long-term performance;

•	Align interests of B&W executives with stockholders; and

•	Attract and retain well-qualified executives.
The Compensation Committee works with management and Hay Group, an external advisory firm, to help ensure the compensation program aligns with industry standards and has a balanced design that will achieve the desired objectives.
The roles and the responsibilities of the Compensation Committee, B&W management and Hay Group are summarized here.
Compensation Committee (Three Independent Directors)

•	Establishes and implements our executive compensation philosophy;

•	Aims to ensure the total compensation paid to our NEOs and other executives is fair and competitive, and motivates high performance;

•
Subscribes to a “pay-for-performance” philosophy when designing executive compensation programs that place a substantial portion of an executive’s target compensation “at risk” and performance-based, where the value of one or more elements of compensation is tied to the achievement of financial and/or other measures the Company considers important drivers in the creation of stockholder value;

•	Engages Hay Group as its outside consultant for executive and director compensation matters to regularly review the design of our executive compensation programs; and

•	Works directly with Hay Group on the CEO’s compensation.

B&W Management

•	Prepares information and materials for the Compensation Committee relevant to matters under consideration by the Compensation Committee;

•	The CEO provides recommendations regarding compensation of the other NEOs; and

•	The CEO and senior HR personnel attend Compensation Committee meetings and, as requested by the Compensation Committee, participate in deliberations on executive compensation (other than their own).

Hay Group (Consultant to our Compensation Committee)

•	Provides the Compensation Committee with information and advice on the design, structure and level of executive and director compensation;

•	Attends Compensation Committee meetings, including executive sessions, to advise on compensation discussions;

•	Reviews market survey and proxy compensation data for comparative market analysis;

•	Advises the Compensation Committee on selecting an appropriate peer group;

•	Advises the Compensation Committee on external market factors and evolving compensation trends; and

•	Provides the Company assistance with regulatory compliance and changes regarding compensation matters.
Although Hay Group works with our management on various matters for which the Compensation Committee is responsible, our management does not direct or oversee the retention or activities of Hay Group. Following a review and assessment of the independence of Hay Group, the Compensation Committee concluded, after consideration of all relevant factors, specifically including six consultant independence factors under Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that no conflict of interest has been raised by the work of Hay Group. The aggregate amount paid by B&W to Hay Group in 2017 for executive and director compensation services was $133,136, and for additional services was $350,440. The additional services, which consisted of leadership development programs, were recommended by management and were pre-approved by the Compensation Committee.
Plan Design and Risk Management
B&W subscribes to a “pay-for-performance” philosophy. As such:

•
Incentive Compensation Tied to Performance -- A substantial portion of NEOs’ target compensation is “at risk,” with the value of one or more elements of compensation tied to the achievement of financial and/or other measures the Company considers important drivers of stockholder value.

•
Emphasis on Long-Term Incentive Over Annual Incentive Compensation — Long-term incentive compensation for our NEOs makes up a larger percentage of target total direct compensation than annual incentive compensation. Incentive compensation helps drive performance and align the interests of employees with those of stockholders. By tying a significant portion of total direct compensation to long-term incentives over a three-year period, we promote longer-term perspectives regarding Company performance.

•
Long-Term Incentive Compensation Subject to Forfeiture for Bad Acts — The Compensation Committee may terminate any outstanding equity award if the recipient (1) is convicted of a misdemeanor involving fraud, dishonesty or moral turpitude or a felony, or (2) engages in conduct that adversely affects or may reasonably be expected to adversely affect the business reputation or economic interests of the Company.

•
Annual and Long-Term Incentive Compensation Subject to Clawbacks — Incentive compensation awards include provisions allowing us to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.

•
Linear and Capped Incentive Compensation Payouts — The Compensation Committee establishes financial performance goals that are used to plot a linear payout formula for annual and long-term incentive compensation to avoid an over-emphasis on short-term decision making. The maximum payout for each of the annual and long-term incentive compensation programs is capped at 200% of target.

•
Use of Multiple and Appropriate Performance Measures — We use multiple performance measures to avoid having compensation opportunities overly weighted toward the performance result of a single measure. In general, our incentive programs are based on a mix of financial, safety and individual goals. Our financial performance measures are based on operating income, free cash flow, return on invested capital, relative total stockholder return and earnings per share. Operating income and free cash flow maintain the focus on operational performance while earnings per share, return on invested capital and relative total stockholder return maintain a focus on longer-term metrics that help drive stockholder value.

•
Stock Ownership Guidelines — Our executive officers and directors are subject to stock ownership guidelines, which help to promote longer-term perspectives and align the interests of our executive officers and directors with those of our stockholders.

The Compensation Committee reviews the risks and rewards associated with our employee compensation programs. The programs are designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term. Management and the Compensation Committee do not believe any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

2017 Compensation Decisions
BASE SALARIES
We generally target base salaries for our NEOs at median (+/- 15%) of a survey group using data furnished by our independent compensation consultant, Hay Group. The Compensation Committee used Hay Group’s Industrial Executive Compensation Survey for this purpose. It also considered publicly available compensation data from the custom peer group described above comprised of 16 companies with whom we compete for executive talent from the engineering and construction, aerospace and defense, heavy electrical equipment and industrial machinery industries. In the case of Mr. Ferland and Ms. Apker, the Compensation Committee used the peer group data to validate the ranges established using the survey data provided by Hay Group to evaluate their base salaries. For purposes of this evaluation, it was survey results themselves, and not the identities of the particular entities surveyed, that was material. For more information regarding this comparative compensation information, see "Peer Group" above.
We followed our normal compensation process and made certain adjustments to base salary rates effective as of April 1, 2017, as follows:
2017 BASE SALARY ADJUSTMENTS

NAME	BASE SALARY AT JANUARY 1, 2017	BASE SALARY AT APRIL 1, 2017	PERCENTAGE INCREASE
E. James Ferland	$978,500	$978,500	0%
Jenny L. Apker	$435,000	$435,000	0%
Mark A. Carano	$425,000	$425,000	0%
Elias Gedeon	$390,000	$398,000	2.1%
Mark S. Low	$325,000	$340,000	4.6%

ANNUAL CASH INCENTIVES
We provide our NEOs with an annual incentive compensation program that rewards participating executives for three areas of performance:

•	70% based on achievement of pre-established financial goals;

•	10% based on achievement of pre-established safety goals; and

•	20% based on an assessment of pre-established individual performance goals.
Each NEO had a target annual incentive award based on a percentage of base salary (referred to as the “target award percentage”). The final award could range from 0% to 200% of the target based on actual performance results. The target award percentages were established by the Compensation Committee based on a review of Hay Group’s survey data, and taking into account each NEO’s experience, role and scope of duties. In the case of Mr. Ferland and Ms. Apker, the review also included Hay Group's peer group data. We generally target annual incentives for our NEOs at median (+/- 15%) of market. However, Mr. Gedeon’s target annual incentive represented about 118% of the median of market in recognition of his experience in the industry and the substantial responsibilities that his position entails. Mr. Low’s target annual incentive was fifteen percentage points below the targeted range for his position, reflecting the increased scope of responsibilities Mr. Low assumed in late 2016. The following table summarizes the target award percentages for each NEO:

TARGET AWARD % FOR 2017 ANNUAL INCENTIVE AWARD

NAME	TARGET AWARD %
E. James Ferland	100%
Jenny L. Apker	70%
Mark A. Carano	60%
Elias Gedeon	60%
Mark S. Low	60%

2017 ANNUAL INCENTIVE PAYOUT
As described in more detail below, based on our 2017 performance, the annual incentive payout percentage for our NEOs was 10% of the target award.
2017 ANNUAL INCENTIVE AWARD DESIGN

The Compensation Committee determined that the 2017 annual incentive award would be made up of three components, as follows:

COMPONENT	WEIGHTING	MEASURES	PAYOUT CALCULATION
Financial	70%	Operating income (45%) Free cash flow (25%)	Range from 0% – 200% based on achievement against goals Result referred to as “Financial Multiplier”
Safety	10%	Total recordable incident rate (5%) days away, restricted or transferred rate (5%)	Range from 0% – 100% multiplied by “Financial Multiplier” (if greater than 0)
Individual	20%	Assessment of pre-established individual performance goals	Range from 0% – 100% multiplied by “Financial Multiplier”
For the financial performance component, our Compensation Committee determined that operating income and free cash flow goals aligned our NEOs with our key business goals related to creating profitable organic growth and enhanced free cash flow across our range of global markets. For this purpose:

•
Operating income means revenue less cost of operations, research and development costs, selling, general and administrative expenses, losses on asset disposals and impairments. Operating income also includes the net impact of equity in income of investees.

•	Free cash flow means our net cash flow from operating activities (operating cash flow) less capital expenditures.
In order for these measures to reflect core operating results, the Compensation Committee determined that the measures should be adjusted for the following items: pension and other post-retirement benefit mark-to-market gains and losses, restructuring charges, expenses related to the spin-off transaction, asset impairments, losses in respect of legal proceedings and dispute resolutions and other non-recurring or unusual items that would have the potential to create misalignment between our annual incentive program and long-term operating objectives. For purposes of free cash flow, the Compensation Committee also determined that variances from the budgeted income tax rate should also be excluded. Without these adjustments, incentive payouts may not accurately reflect management’s performance.
The Compensation Committee believes that our forecasting process produces rigorous goals that are reasonably achievable if the businesses performed as expected. As a result, the Compensation Committee generally sets target level financial performance based on forecast. The target levels of operating income performance and free cash flow performance were based on a forecast that anticipated substantial losses would be incurred on the Company’s renewable energy projects in Europe. As a result of these anticipated losses, free cash flow was forecasted to be negative throughout 2017. Because free cash flow was forecasted to be negative for 2017, the Compensation Committee used the free cash flow forecast to set the threshold level performance goal, rather than the target level goal, for free cash flow. Performance below this threshold level would result in no annual incentive award being earned with respect to the financial metrics. The Compensation Committee also established a maximum level of performance above which no more than 200% of the target award amount would be earned. There is no annual incentive payout (other than with respect to the safety component of the award) if operating income is below the threshold level.
The following table summarizes the financial goals that the Compensation Committee established for 2017:
2017 FINANCIAL PERFORMANCE GOALS

PERFORMANCE LEVEL	INCENTIVE PAYOUT %*	OPERATING INCOME	FREE CASH FLOW
Below threshold	0%	Less than $44.2 million	Less than $(124.0) million
Threshold	50%	$44.2 million	$(124.0) million
Target	100%	$55.3 million	$(95.4) million
Maximum	200%	$66.4 million or more	$(66.8) million or more
*The payout percentage is prorated on a straight-line basis for results between threshold and target or between target and maximum.
The Compensation Committee also approved safety goals for 2017. These goals emphasize our strategic business goal of maintaining our commitment to safety. The goals relate to two components of measuring safety results:

•	Total Recordable Incident Rate (“TRIR”), which measures the rate of recordable workplace injuries; and

•	Days Away, Restricted or Transferred (“DART”), which measures injuries resulting in lost or restricted days.
TRIR and DART each account for 5% of the total annual incentive payout. For 2017, the Compensation Committee established the threshold and target for TRIR at 1.29 and 1.09, respectively, and the threshold and target for DART at 0.55 and 0.40, respectively. In each case, the target levels represent a 5% improvement over the average of the prior three years.
For each safety goal, there is a threshold level of performance at which 50% of the target incentive is earned (and below which no incentive is earned), and a target level of performance at which 100% of the target incentive is earned. Unless the Financial Multiplier is 0%, the final level of safety achievement is multiplied by the Financial Multiplier.
Individual performance is generally assessed against individual goals and performance priorities established early in the year for each NEO. Individual performance goals allow the Compensation Committee to differentiate final annual incentive awards for each NEO based on the Committee’s informed judgment, taking into account individual efforts and achievements in their respective areas of responsibility. The performance assessment may result in an individual performance result that ranges from 0% to 100% of target. Each NEO’s individual performance result is multiplied by the Financial Multiplier, so that the portion earned based on individual performance is tied to our financial performance.
2017 FINANCIAL PERFORMANCE RESULTS
In early 2018, our Compensation Committee reviewed the 2017 financial and safety performance results. For 2017 annual incentive compensation purposes, our consolidated operating income was $(163.9) million. In accordance with our 2017 annual incentive plan design, this amount included a net upward adjustment from our 2017 GAAP operating income result, largely to exclude the effect of a mark-to-market pension accounting loss, as well as restructuring charges, asset impairments and other non-recurring or unusual items that had the potential to create a misalignment between our annual incentive program and long-term operating objectives, or otherwise may not have accurately reflected management’s 2017 operating performance. For 2017 for incentive compensation purposes, we generated adjusted free cash flow of $(181.7) million.
We did not achieve our threshold operating income goal, and as a result, the financial payout percentage was determined to be 0%. This payout percentage is also the “Financial Multiplier” used for the individual performance portion of the award as described below. The following table, which summarizes how the Company performed relative to the financial goals established by the Compensation Committee, shows the final Financial Multiplier.

2017 FINANCIAL PERFORMANCE PAYOUT PERCENTAGE

METRIC	THRESHOLD		TARGET	MAX	ACTUAL	WEIGHTING	RESULT
Operating Income (45%)	Goal	$44.2 million	$55.3 million	$66.4 million	$(163.9) million
	Payout %	50%	100%	200%		45/70	0%
Free Cash Flow (25%)	Goal	$(124.0) million	$(95.4) million	$(66.8) million	$(181.7) million
	Payout %	50%	100%	200%		25/70	0%
					Financial Payout %		0%
With respect to the performance of the NEOs relative to their individual goals, the Compensation Committee determined that the annual incentive payout was $0 for this metric because the Financial Multiplier was 0%. The Compensation Committee also reviewed our performance relative to the safety goals for 2017, and determined that the Company significantly improved its safety performance as measured by both TRIR and DART. The Company’s calculated TRIR for 2017 was 0.67 (an improvement of 33% over the prior year and 39% over the 2017 goal), and its calculated DART was 0.21 (an improvement of 42% over the prior year and 48% over the 2017 goal). As noted above, if the Financial Multiplier is 0%, it does not apply to the safety metrics. As a result, the Compensation Committee determined that the payout percentage for the safety metrics was 10% of the target annual incentive award.
The following table summarizes the 2017 award calculation. The total amount for each NEO appears in the "2017 Summary Compensation Table" as 2017 compensation under “Non-Equity Incentive Plan Compensation."
2017 TOTAL ANNUAL INCENTIVE AWARD

NAME	TOTAL AWARD
E. James Ferland	$97,850
Jenny L. Apker	$30,450
Mark A. Carano	$25,500
Elias Gedeon	$23,760
Mark S. Low	$20,175

LONG-TERM INCENTIVE AWARDS
We provided long-term incentive compensation awards in a mix of performance-vesting PSUs and time-vesting RSUs granted during the first quarter of 2017 in the following proportions:

•	60% PSUs; and

•	40% time-vesting RSUs.
The aggregate value of the awards granted each year is generally based on the Compensation Committee's review of long-term incentive compensation award opportunities based on Hay Group’s survey data described above, and taking into account each NEO’s experience, role and scope of duties, in order to provide competitive long-term incentive opportunities. In the case of Mr. Ferland and Ms. Apker, the review also included Hay Group's peer group data. We generally target long-term incentives for our NEOs at median (+/- 15%) of market. The mix of award types is intended to balance the compensation objectives of encouraging sustainable, long-term financial performance with executive retention. Use of equity-based awards, together with our meaningful stock ownership requirements, is also intended to align the interests of our NEOs with the long-term interests of our stockholders, which is another important objective of our executive compensation program.
2017 PSU awards generally vest from 0% to 200% of the amount of initial shares granted depending 60% on the level of cumulative adjusted diluted earnings per share, 20% on average annual return on invested capital (“ROIC”) and 20% on relative total shareholder return attained from January 1, 2017 to December 31, 2019 (the “Performance Period”). We believe that over the long-term, there is a high degree of correlation between adjusted earnings per share and stock price. Accordingly, we use adjusted earnings per share in long-term stock-based compensation to more closely align our goals with stockholder interests. We also use relative total shareholder return (“TSR”) as a performance metric to promote management focus on our Company’s performance relative to peer companies in the industries in which we operate. This performance metric compares the Company’s average quarterly TSR over the Performance Period to that of the companies in our custom peer group (as described under "Peer Group" above). Finally, including ROIC helps promote focus on asset utilization. We believe using different performance measures for long-term incentive compensation rather than in the annual incentive compensation program reduces the focus on a single metric at the expense of others, thereby helping to mitigate risk related to incentive compensation.
For each performance measure, results at the threshold, target and maximum goals produce vesting at 50%, 100% and 200%, respectively, of the portion of the PSUs granted that are subject to that performance measure. Vesting for performance results between threshold and target or target and maximum is determined by linear interpolation. No amount will vest with respect to any performance measure unless at least threshold results are attained. The Compensation Committee set target and maximum goals based on the sum of adjusted earnings per share estimates for each year of the Performance Period. To complement and leverage financial results that may be achieved under the annual incentive compensation element, we derived the threshold for cumulative adjusted diluted earnings per share from the operating income target goal used in 2017 annual incentive compensation and assumed substantial operating income growth for target and maximum goals. We set threshold, target and maximum goals for average ROIC at levels that the Compensation Committee determined to be appropriate based on management’s projections of our financial results for the Performance Period.
We do not disclose the specific, forward-looking diluted earnings per share or ROIC goals that we established for the PSU awards granted in 2017 in this Form 10-K because (1) these goals relate to executive compensation to be earned and/or paid in future years and do not affect a fair understanding of the NEOs’ compensation for 2017, and (2) we believe that disclosure of such goals while the applicable performance period is ongoing would cause us competitive harm. However, we expect to disclose such goals in future proxy statements once the applicable performance period has ended as part of our discussion and analysis about the amounts earned by the NEOs under these awards. In setting the applicable target levels, the Compensation Committee considered how achievement of the performance goals could be impacted by events expected to occur in the coming years. We believe that the threshold goals have been established at levels that should be appropriately difficult to attain, and that the target goals will require considerable and increasing collective effort on the part of our employees, including our NEOs, to achieve. Achievement of the maximum goal is considered to be a stretch goal given current market conditions. The PSU grants made in 2017 for the NEOs are set forth in the "2017 Grants of Plan-Based Awards" table of this fORM 10-K.
With respect to the relative TSR performance metric, we set threshold performance at the 25th percentile of our custom peer group, target performance at the 50th percentile, and maximum performance at the 75th percentile of our custom peer group. Payouts between these levels will be based on linear interpolation.
RSUs generally vest ratably over three years.
The following table summarizes the aggregate target 2017 long-term incentive awards for each NEO:
2017 LONG-TERM INCENTIVE AWARDS

NAME	TARGET VALUE LTI[1]
E. James Ferland	$3,200,000
Jenny L. Apker	$750,000
Mark A. Carano	$600,000
Elias Gedeon	$345,000
Mark S. Low	$400,000

1The value of the target long-term incentive awards represents the nominal value used to determine the number of PSUs and RSUs granted, taking into account the vesting schedule of the awards, rather than the grant date fair value computed for financial reporting purposes. See the “2017 Grants of Plan-Based Awards” table for more information regarding the stock awards.

As compared to the long-term incentive awards granted in 2016, the Compensation Committee and Mr. Ferland mutually agreed to reduce Mr. Ferland’s award from $4,200,000 in 2016 to $3,200,000 in 2017 in light of the Company’s recent financial performance. Mr. Ferland’s target award values for long-term incentive awards represented approximately 62% of his total 2017 salary and target annual and long-term compensation opportunity, placing significant emphasis for him on creation of long-term stockholder value. The Compensation Committee determined to increase Ms. Apker’s long-term incentive award from $600,000 in 2016 to $750,000 in 2017 to more closely align her long-term incentive compensation with the market median for her position. Based on peer data, Ms. Apker’s long-term incentive award in 2016 was in the 25th percentile, and her 2017 long-term incentive award is still below median for a chief financial officer. The Compensation Committee also determined to increase the long-term incentive awards for the other NEOs as follows: for Mr. Carano, from $450,000 to $600,000; for Mr. Gedeon, from $325,000 to $345,000; and for Mr. Low, from $325,000 to $400,000. Increases in the long-term incentive awards for Messrs. Carano and Gedeon were within the targeted ranges for their respective positions. Mr. Low’s 2017 target long-term incentive represented an increase of approximately 25% over his 2016 target award, although it was thirteen percentage points below the targeted range for his position, reflecting the increased scope of responsibilities Mr. Low assumed in 2016.

2017 LONG-TERM INCENTIVE PERFORMANCE UPDATE

Our 2016 and 2017 financial results (as applicable) will make it difficult to achieve a threshold level of performance for our 2016 and 2017 long-term incentive awards when performance is measured at the end of each three-year performance cycle, which is a further reflection of our strong pay-for-performance philosophy.

RETENTION PROGRAM

In order to maintain continuity of management we believe is needed to work through operational challenges, the Compensation Committee implemented a special retention program in 2017. Participation in the special retention program is limited to a small number of senior executives, whose leadership and continued contributions are vitally important to the completion of the Company’s renewable energy projects and our efforts to stabilize and strengthen our businesses, including our NEOs other than Mr. Ferland. At his request, Mr. Ferland did not participate in the special retention program. Mr. Ferland is a party to a retention arrangement entered into in connection with the spin-off in 2015. See “Outstanding Spin-off Awards – Long-Term Performance and Retention” for additional information.

Special retention program participants received both cash-settled and stock-settled awards, which are intended to balance near- and long-term performance and retention risks. The cash-settled component incorporates stock price performance to maintain important near-term alignment with the Company’s stockholders as well as incorporate a performance element in the retention program. Key elements of the special retention program awards are as follows:

CASH-SETTLED PERFORMANCE UNITS

The cash-settled component of the special retention program is comprised of an award of cash-settled performance units (“CPUs”). Each CPU represents the right to receive an amount in cash equal to the “measurement value” of our stock at the time of vesting. Generally, the measurement value is determined based on the average fair market value of our stock for the 30-day period immediately preceding the vesting date. However, the measurement value will be no less than 75% of the market value of our stock determined as of the grant date of August 14, 2017, and no greater than 150% of the value of our stock determined as of the grant date. In general, 40% of the CPU grant vests six months after the grant date, and the remaining 60% vests 12 months after the grant date. The CPU awards are subject to repayment (adjusted for taxes paid by the grantee) if the grantee’s employment is terminated between the first and second vesting dates other than due to death or disability, a termination by the Company without cause (as defined in the CPU award agreement) or a termination for good reason (as defined in the CPU award agreement) following a change in control (as defined in the 2015 LTIP).

TIME-VESTING RESTRICTED STOCK UNITS

The stock-settled component of the special retention program is comprised of an award of time-vesting RSUs that generally vest in equal installments on the second and third anniversary of the grant date (which was August 14, 2017). However, upon the vesting of the RSUs, the number of RSUs vesting at such time will be reduced (but not below zero) by the number of PSUs granted to the grantee in 2016 and 2017 that vest prior to (or that are vesting as of) the vesting event for the special retention program RSU award.

The following table summarizes the 2017 special retention program awards for each participating NEO.

SPECIAL RETENTION PROGRAM AWARDS

NAME	CPU AWARD[1]	RSU AWARD[1]
Jenny L. Apker	$282,750	$649,800
Mark A. Carano	$233,750	$518,700
Elias Gedeon	$218,900	$341,400
Mark S. Low	$187,000	$361,200

1The value of the target special retention program awards represents the nominal value used to determine the number of CPUs and RSUs granted, taking into account the vesting schedule of the awards, rather than the fair value computed for financial reporting purposes.

See the “2017 Summary Compensation Table" and the “2017 Grants of Plan-Based Awards” table for more information regarding these cash and equity awards.

OUTSTANDING SPIN-OFF AWARDS – LONG-TERM PERFORMANCE AND RETENTION
In 2015, BWC approved certain long-term arrangements designed to ensure management continuity through and after the spin-off that were in addition to the long-term incentive awards described above. Among other things, BWC approved a Restructuring Transaction Retention Agreement with Mr. Ferland. Pursuant to his retention agreement, in recognition of Mr. Ferland’s unique skills and industry background, and to further encourage his continued service to our Company after the spin-off, BWC granted him a cash retention award equal to two times the sum of his 2014 annual base salary rate and target annual incentive award (a total of $3,800,000), 50% of which vested on the second anniversary of the spin-off in 2017 and 50% of which will generally vest on the third anniversary of the spin-off in 2018. Because this is a cash-based award, amounts will appear in the Summary Compensation Table in the year earned and paid, rather than in the year of grant. To that end, the total amount reported in the Summary Compensation Table for 2017 would have been lower than the total amount reported in 2016. BWC believed this arrangement was fair and reasonable, especially in light of the fact that the Board asked Mr. Ferland to remain with the smaller of the two companies following the spin-off. BWC also believed that these arrangements would result in the best opportunities to create shareholder value in the future.

Other Compensation Practices and Policies
BENEFITS
NEOs participate in the Company’s tax-qualified 401(k) plan and various health and welfare plans on the same basis as other eligible employees of the Company. The 401(k) plan includes employer matching contributions and service-based employer contributions, ranging from 3% to 8% of eligible compensation, for participants who are not eligible for a defined benefit pension plan. NEOs also receive limited perquisites for items such as financial planning, an annual executive physical and annual airline club memberships. The Compensation Committee views these benefits as customary arrangements and a standard part of a competitive total compensation package.
NEOs are also eligible to participate in two non-qualified defined contribution retirement plans, referred to as the “Restoration Plan” and the “Supplemental Executive Retirement Plan” (or “SERP”). Both plans permit our NEOs to choose to defer eligible compensation above the limited amounts permitted under the 401(k) plan. The Restoration Plan also provides for an employer match and service-based employer contribution on the same basis as under the 401(k) plan but without regard to certain limits that otherwise apply to the 401(k) plan under U.S. Internal Revenue Code rules. The SERP also provides for an additional discretionary employer contribution for eligible employees, which in recent years has equaled 5% of prior year salary and bonus. The Compensation Committee believes that the opportunities to defer compensation and receive employer contributions under both the Restoration Plan and the SERP reflect competitive market practices and provide our NEOs with reasonable retirement benefit opportunities given their compensation and given that they do not participate in any qualified or non-qualified defined benefit pension plans. Neither the Restoration Plan nor the SERP provides for above-market earnings on any deferred amounts. See “2017 Non-qualified Deferred Compensation” for additional information about these plans.
Severance and Change in Control Protection
NEOs are eligible to receive certain severance benefits in case of an involuntary termination without "cause," including a termination for "good reason." Different provisions apply for an involuntary termination that occurs before or following a change in control of the Company. Severance benefits for a termination occurring before a change in control are generally provided for Mr. Ferland under an employment agreement that became effective upon the spin-off, and for the other NEOs in accordance with the Company’s Executive Severance Plan. Severance benefits for an involuntary termination during a 2-year protected period following a change in control are provided under a separate change in control agreement with each NEO. These agreements, which were amended in 2016 to make certain clarifying changes and to provide for an additional airline club membership, require both a change in control and a "Covered Termination" (in other words, a double trigger) for any payments thereunder. The Compensation Committee believes the amounts of severance payable are reasonable in both amount and type. The change in control agreements do not provide for any tax gross-ups. Mr. Ferland’s employment agreement and the change in control agreements with each NEO include covenants regarding protection of confidential information, non-solicitation of employees and customers and non-competition as a condition to the severance benefits. Our equity grant agreements also provide for double-trigger vesting upon a change in control. See “Potential Payments Upon Termination or Change in Control” for additional details.
The Compensation Committee believes that these agreements serve a number of important purposes for our stockholders. They help us attract and retain top quality executives and represent standard arrangements at most public companies as part of a competitive total compensation package. The change in control agreements also better allow executives to objectively evaluate potential transactions.
Effective as of the spin-off, our employment agreement with Mr. Ferland went into effect. The employment agreement governs the basic terms and conditions of Mr. Ferland’s employment. The agreement provides for a minimum level of base salary, participation in our annual and long-term incentive programs, and certain other customary benefits. The employment agreement has an initial term of one year, but will generally automatically renew for additional one-year terms unless notice of termination is given by either party. In the event of a termination of employment, Mr. Ferland may be entitled to severance compensation under the employment agreement, as further described under “Potential Payments Upon Termination or Change in Control.”

Stock Ownership Requirements
The Company maintains stock ownership guidelines for executives. These guidelines establish minimum stock ownership levels of two to five times annual base salary for executives. The ownership multiples applicable to our NEOs are:

•	Mr. Ferland – Five (5) x base salary; and

•	Other NEOs – Three (3) x base salary.
NEOs have five years to achieve their respective minimum ownership levels. The Governance Committee annually reviews the compliance with these guidelines and has discretion to waive or modify the stock ownership guidelines. All NEOs are currently in compliance with our stock ownership guidelines. NEOs are expected to hold 100% of the net shares issued to them under our long-term incentive plan, and should not sell or otherwise dispose of any other shares of Company common stock unless they have met their respective guideline.
No Hedging or Pledging Transactions
The Company maintains a policy that prohibits all directors, officers and employees from trading in puts, calls or other options on Company common stock or otherwise engaging in hedging transactions that are designed to hedge or offset any decrease in the market value of Company common stock. The directors, officers and employees are also prohibited from pledging Company securities and engaging in short sales of Company securities.
Compensation Recovery (Clawback) Policy
All annual and long-term incentive compensation awards generally include provisions allowing the Company to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.
Timing of Equity Award Approvals
To avoid timing stock awards ahead of the release of material nonpublic information, the Compensation Committee generally approves the annual stock option and other stock awards effective as of the third day following the filing of the Company’s annual report on Form 10-K or quarterly report on Form 10-Q with the Securities and Exchange Commission.
Tax Considerations
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a federal tax deduction by the Company for compensation paid to certain executive officers (and, beginning in 2018, certain former executive officers) in excess of $1 million. Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) could be excluded from this $1 million limit, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.
Compensation decisions for our NEOs prior to 2018 were generally made after consideration of the Section 162(m) implications, but the Compensation Committee retained discretion to make compensation decisions in light of a variety of considerations. Based on the repeal described above and the operation of Section 162(m), compensation granted by the Compensation Committee may not qualify as “performance-based compensation” under certain circumstances. While the Compensation Committee considers in very general terms the deductibility of the compensation it awards, it did not consider in any substantial way any specific quantification of potential deductibility or potential lost deductibility when making its 2017 compensation decisions. Therefore, the Compensation Committee retains the flexibility to award compensation that is consistent with our objectives and philosophy even if it does not qualify for a tax deduction. The Compensation Committee believes that the tax deduction limitation should not be permitted to compromise our ability to design and maintain executive compensation arrangements that will attract and retain the executive talent to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes, and it is possible that awards intended to qualify as “performance-based compensation” may not so qualify. Moreover, even if the Compensation Committee intended to grant compensation that qualifies as “performance-based compensation” for purposes of Section 162(m), we cannot guarantee that such compensation will so qualify or ultimately is or will be deductible.

COMPENSATION COMMITTEE REPORT
The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
We have reviewed and discussed the Compensation Discussion and Analysis with the Company’s management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement for the 2018 annual meeting of stockholders and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
THE COMPENSATION COMMITTEE
Thomas A. Christopher
Brian R. Kahn
Anne R. Pramaggiore

Compensation Committee Interlocks and Insider Participation
No director who served as a member of the Compensation Committee during the year ended December 31, 2017 (Messrs. Christopher, Hanks and Weyers and Ms. Pramaggiore) (1) was during such year, or had previously been, an officer or employee of the Company or any of its subsidiaries, or (2) other than transactions in the ordinary course, had any material interest in a transaction of the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as members of a compensation committee (or other board committee performing equivalent functions) or the board of directors of any other entity that has an executive officer serving as a member of our Board.
COMPENSATION OF NAMED EXECUTIVE OFFICERS
The following table summarizes the 2017, 2016 and 2015 (as applicable) compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and three highest-paid executive officers other than the CEO and CFO who were still serving as executive officers as of December 31, 2017. We refer to these persons as our Named Executive Officers or NEOs. As applicable, the information included in these tables for fiscal year 2015 reflects compensation earned by the individuals for service with BWC and us. As discussed below, references in the following tables to stock awards and option awards relate to either BWC stock or our stock, depending on the timing of the grant and the reference date for the particular disclosure.

COMPENSATION OF NAMED EXECUTIVE OFFICERS
The following table summarizes the 2017, 2016 and 2015 (as applicable) compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and three highest-paid executive officers other than the CEO and CFO who were still serving as executive officers as of December 31, 2017. We refer to these persons as our Named Executive Officers or NEOs. As applicable, the information included in these tables for fiscal year 2015 reflects compensation earned by the individuals for service with BWC and us. As discussed below, references in the following tables to stock awards and option awards relate to either BWC stock or our stock, depending on the timing of the grant and the reference date for the particular disclosure.
2017 Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION($)	CHANGE IN PENSION VALUE AND NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
E. James Ferland	2017	$978,821	$1,900,000	$3,323,550	—	$97,850	N/A	$186,469	$6,486,690
Executive Chairman & former Chief Executive Officer	2016	$978,500	—	$3,769,685	$758,464	$0	N/A	$178,670	$5,685,319
	2015	$971,375	—	$6,155,436	$1,428,006	$1,187,770	N/A	$154,759	$9,897,346
Jenny L. Apker	2017	$435,321	—	$1,852,883	—	$30,450	N/A	$69,270	$2,387,924
Senior Vice President & Chief Financial Officer	2016	$420,000	—	$538,498	$108,357	$0	N/A	$63,895	$1,130,750
	2015	$335,000	—	$976,692	$153,012	$228,634	N/A	$44,692	$1,738,030
Mark A. Carano	2017	$425,321	—	$1,492,483	—	$25,500	N/A	$75,776	$2,019,080
Senior Vice President, Corporate Development & Industrial Finance	2016	$424,325	—	$403,874	$81,259	$0	N/A	$77,970	$987,428
	2015	$419,225	—	$1,040,650	$144,507	$307,570	N/A	$68,580	$1,980,532
Elias Gedeon	2017	$396,321	—	$1,028,059	—	$23,760	N/A	$60,031	$1,508,171
Senior Vice President & Chief Business Development Officer	2016	$389,050	—	$291,723	$58,691	$0	N/A	$54,219	$793,683
	2015	$383,400	—	$888,362	$101,993	$281,285	N/A	$26,924	$1,681,964
Mark S. Low Senior Vice President, Power	2017	$336,571	—	$1,057,136	—	$20,175	$33,328	$74,784	$1,521,994

Salary
Amounts reported in the “Salary” column above for 2017 include amounts that have been deferred under qualified and non-qualified deferred compensation plans. See the “Compensation Discussion and Analysis” for more information regarding the base salaries for the NEOs in 2017.
Bonus
Amount reported in the “Bonus” column above for 2017 represents 50% of Mr. Ferland’s cash retention award under his Restructuring Transaction Retention Agreement (entered into as of November 5, 2014 in connection with the spin-off), which amount vested and was paid during 2017.

Stock and Option Awards
The amounts reported for 2017 in the “Stock Awards” columns for each Named Executive Officer represent the aggregate grant date fair value of all stock awards granted to the Named Executive Officers in 2017 computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These awards consist of (1) time-based RSUs, (2) cash-settled CPUs, plus (3) performance-based PSUs. For a discussion of the valuation assumptions used in determining the grant date fair values, see Note 9 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “2017 Grants of Plan-Based Awards” table and the “Compensation Discussion and Analysis” for more information regarding the stock awards granted to the Named Executive Officers in 2017.
With respect to the PSUs, the amounts reported in this table represent the grant date fair values based on the probable outcome of the applicable performance or market conditions which are $1,923,428 for Mr. Ferland, $450,802 for Ms. Apker, $360,637 for Mr. Carano, $207,362 for Mr. Gedeon, and $240,426 for Mr. Low. Assuming the highest level of the applicable performance conditions is achieved, such amounts would be $3,846,856 for Mr. Ferland, $901,604 for Ms. Apker, $721,274 for Mr. Carano, $414,724 for Mr. Gedeon, and $480,852 for Mr. Low.
The Company did not grant any stock options in 2017.
Non-Equity Incentive Plan Compensation
The amounts are reported in the “Non-Equity Incentive Plan Compensation” column for 2017 are attributable to the achievement of safety goals under the EICP. The payout percentage for the safety goals is 100% of target. See the “2017 Grants of Plan-Based Awards” table and the “Compensation Discussion and Analysis” for more information regarding the annual incentive award opportunities for the Named Executive Officers in 2017.
Change in Pension Value and Non-qualified Deferred Compensation Earnings
The amount reported in the "Change in Pension Value and Non-qualified Deferred Compensation Earnings" column for 2017 for Mr. Low represents the changes in actuarial present values of his accumulated benefits under our defined benefit plans, determined by comparing the prior completed fiscal year end amount to the covered fiscal year end amount. The discount rate applicable to such pension plans was 3.69% for the Qualified Plan and 3.62% for the Excess Plans (each as described under the "2017 Pension Benefits" table) at December 31, 2017. The discount rate applicable to the Qualified Plan was 4.20% and 4.30% at December 31, 2016 and 2015, respectively. The discount rate applicable to the Excess Plans was 4.11% and 4.25% at December 31, 2016 and 2015, respectively. Reductions in the discount rate, among other factors, result in an increase in the present value of the pension benefits. No portion of this amount represents above-market or preferential earnings under non-qualified deferred compensation plans.
All Other Compensation
The amounts reported for 2017 in the “All Other Compensation” column are attributable to the following:
ALL OTHER COMPENSATION

	MR. FERLAND	MS. APKER	MR. CARANO	MR. GEDEON	MR. LOW
SERP Contribution	$106,275	$31,525	$35,709	$32,704	$26,117
401(k) Plan Contributions	$16,200	$16,238	$15,860	$16,200	$27,012
Restoration Plan Contributions	$49,441	$6,600	$9,300	$7,560	$7,287
Perquisites	$14,553	$14,907	$14,907	$3,567	$14,368

SERP Contribution
See the “2017 Non-qualified Deferred Compensation” table for more information regarding these Company contribution amounts and the SERP.
401(k) Plan Contributions and Restoration Plan Contributions
The amounts reported in these columns represent the total amount of matching and service-based contributions made to each Named Executive Officer under the Company’s 401(k) plan and Restoration Plan, respectively. Under the Company’s 401(k) plan, the Company will match 50% of an employee’s contributions, up to 6%. Under the Company’s Restoration Plan, the Company will match 50% of the first 6% of an employee’s deferral contributions.
Perquisites
Perquisites and other personal benefits received by a Named Executive Officer are included even if their aggregate value does not exceed $10,000. The values of the perquisites and other personal benefits reported for our Named Executive Officers in 2017 are as follows:

•	The $14,553 reported for Mr. Ferland is attributable to financial planning services and an annual executive physical.

•	The $14,907 reported for Ms. Apker is attributable to financial planning and an annual executive physical.

•	The $14,907 reported for Mr. Carano is attributable to financial planning services and an annual executive physical.

•	The $3,567 reported for Mr. Gedeon is attributable to an annual executive physical and two airline club memberships.

•	The $14,368 reported for Mr. Low is attributable to financial planning services and an annual executive physical.
The Company calculates all perquisites and personal benefits based on the incremental cost it incurs to provide such benefits. For annual physicals, the Company computes incremental cost based on the actual cost incurred by it for the physical. For financial planning services, the Company computes incremental cost based on the sum of (1) the actual cost incurred by it for the financial planning service for the applicable Named Executive Officer and (2) a pro-rated portion of the fee paid to the third party firm that provides the financial planning services.

2017 Grants of Plan-Based Awards
The following table provides additional information on stock awards and option awards, plus non-equity incentive plan awards, made to our Named Executive Officers by us during the year ended December 31, 2017.

NAME	GRANT DATE	COMMITTEE ACTION DATE	ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)(2)	ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS
			THRESHOLD($)	TARGET($)	MAXIMUM($)	THRESHOLD(#)	TARGET(#)	MAXIMUM(#)
Mr. Ferland	—	—	$24,463	$978,500	$1,957,000	—	—	—	—	—
	03/03/17	02/20/17	—	—	—	—	—	—	133,473	$1,400,122
	03/03/17	02/20/17	—	—	—	19,895	198,947	397,894	—	$1,923,428
Ms. Apker	—	—	$7,613	$304,500	$609,000	—	—	—	—	—
	03/03/17	02/20/17	—	—	—	—	—	—	31,283	$328,159
	03/03/17	02/20/17	—	—	—	4,663	46,628	93,256	—	$450,802
	08/14/17	08/01/17	—	—	—	—	—	—	97,500	$424,125
	08/14/17	08/01/17	—	—	—	—	—	—	224,068	$649,797
Mr. Carano	—	—	$6,375	$255,000	$510,000	—	—	—	—	—
	03/03/17	02/20/17	—	—	—	—	—	—	25,026	$262,523
	03/03/17	02/20/17	—	—	—	3,730	37,302	74,604	—	$360,637
	08/14/17	08/01/17	—	—	—	—	—	—	80,603	$350,623
	08/14/17	08/01/17	—	—	—	—	—	—	178,862	$518,700
Mr. Gedeon	—	—	$5,940	$237,600	$475,200	—	—	—	—	—
	03/03/17	02/20/17	—	—	—	—	—	—	14,390	$150,951
	03/03/17	02/20/17	—	—	—	2,145	21,448	42,896	—	$207,362
	08/14/17	08/01/17	—	—	—	—	—	—	75,482	$328,347
	08/14/17	08/01/17	—	—	—	—	—	—	117,724	$341,400
Mr. Low	—	—	$5,044	$201,750	$403,500	—	—	—	—	—
	03/03/17	02/20/17	—	—	—	—	—	—	16,683	$175,015
	03/03/17	02/20/17	—	—	—	2,487	24,868	49,736	—	$240,426
	08/14/17	08/01/17	—	—	—	—	—	—	64,482	$280,497
	08/14/17	08/01/17	—	—	—	—	—	—	124,551	$361,198
1Amounts shown represent the range of potential payouts under our EICP for 2017. The actual amounts paid to our Named Executive Officers are included in the "Non-Equity Incentive Plan Compensation" column of the “2017 Summary Compensation Table” above.
2Amounts shown represent shares of our common stock underlying time-based RSUs.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
The amounts shown in this column reflect the threshold, target and maximum pay opportunities for each Named Executive Officer under our EICP for 2017. Generally, with respect to our EICP, payout depends on three principal factors: (1) the Company’s financial performance, safety performance, and the Named Executive Officer’s individual performance, (2) the Named Executive Officer’s target percentage, and (3) the Named Executive Officer’s earnings from base salary.
The amounts reflected in the “target” column under "Estimated Possible Payouts Under Non-Equity Incentive Plan Awards" represent the value of the payout opportunity under the EICP at target financial performance levels. This amount was calculated by multiplying the Named Executive Officer’s target percentage by the amount of base salary earned by each Named Executive Officer for 2017.
The amounts shown in the “maximum” column represent the maximum payout opportunity for 2017, which for all Named Executive Officers was 200% of the target amount. The amounts shown in the “threshold” column represent the minimum payout opportunity for 2017, which for all Named Executive Officers was 2.5% of the target amount, if the threshold level of either of the safety metrics (TRIR and DART) was attained.
All threshold, target and maximum amounts reported in the table above assume that the Compensation Committee does not exercise discretion with respect to the annual incentive compensation award ultimately paid.
See “Compensation Discussion and Analysis — 2017 Compensation Decisions” on the previous pages for more information about the annual incentive awards and performance goals for 2017.
Estimated Future Payouts Under Equity Incentive Plan Awards
The amounts shown with a grant date of March 3, 2017 reflect the threshold, target and maximum payout opportunities of PSUs granted in 2017 under the 2015 LTIP. Each PSU represents a right to receive one share of our common stock if performance targets are met. Upon vesting, the PSUs are converted into shares of our common stock. The amount of PSUs that vest, if any, is determined based (1) 60% on the Company’s cumulative earnings per share during the three-year performance period, (2)  20% on the average annual ROIC during the same period, and (3) 20% on relative TSR compared to the companies in the Company’s custom peer group. The amounts shown in the “target” column represent the number of PSUs that will vest, which is 100% of the amount granted, if the target levels of average annual ROIC, cumulative diluted earnings per share and relative TSR are attained. The amounts shown in the “maximum” column represent the number of PSUs that will vest, which is 200% of the amount granted, if the maximum level of average annual ROIC, cumulative earnings per share and relative TSR are attained. The amounts shown in the “threshold” column represent the minimum number of PSUs that will vest, which is 10% of the amount granted, if the threshold level of either of the lowest weighted metrics (average annual ROIC or relative TSR) is attained. No amount of PSUs will vest if the levels of all three such performance metrics are less than the threshold performance level. See “Compensation Discussion and Analysis — 2017 Compensation Decisions — Long-Term Incentive Awards” above for more information regarding the 2017 PSUs.
All Other Stock Awards
The amounts shown reflect 2017 grants of time-based RSUs and CPUs granted by the Company under our 2015 LTIP. RSU awards with grant dates of March 3, 2017 are generally scheduled to vest ratably on each of the first three anniversaries of the grant date. For RSU awards with grant dates of August 14, 2017 (as shown in the second row with such grant date), 50% of the award will vest on August 14, 2019, and the remaining 50% will vest on August 14, 2020. For CPU awards (as shown in the first row with a grant date of August 14, 2017), 40% of the award vests six months after the grant date, and the remaining 60% vests 12 months after the grant date.
Each RSU granted by the Company represents the right to receive one share of our common stock, and each CPU represents the right to receive an amount in cash based on the value of our common stock. See “Compensation Discussion and Analysis—2017 Compensation Decisions” above for more information regarding the 2017 RSU and CPU awards.
Grant Date Fair Value of Stock and Option Awards
The amounts included in the “Grant Date Fair Value of Stock and Option Awards” column for each Named Executive Officer represent the grant date fair values of the equity awards computed in accordance with FASB ASC Topic 718. Under FASB ASC Topic 718, the fair value of equity awards is determined using the closing price of the Company’s common stock on the date of grant for RSUs, PSUs and CPUs.
The grant date fair values reported in the table above differ from the "target" values discussed in the "Compensation Discussion and Analysis," because such "target" values were converted into the number of shares granted taking into account the vesting schedule of the awards, as determined by Hay Group. For more information regarding the compensation expense related to the awards, see the information set forth under the heading“Company Stock Options” in Note 9, “Stock-Based Compensation,” to the combined financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Narrative Disclosure Relating to the "2017 Summary Compensation Table" and the "2017 Grants of Plan-Based Awards" Table

For more information regarding the change in control severance agreements with the Named Executive Officers and the employment agreement with Mr. Ferland, refer to "Potential Payments Upon Termination or Change in Control” below.  For information regarding the amount of salary and bonus compensation in proportion to total compensation, see "2017 Compensation Mix" above.

Outstanding Equity Awards at 2017 Fiscal Year-End
The following "Outstanding Equity Awards at 2017 Fiscal Year-End" table summarizes the equity awards with respect to shares of our common stock that were held by our Named Executive Officers and outstanding as of December 31, 2017.

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
Mr. Ferland
Stock Options	04/19/12	42,592	—	$13.88	04/19/19	—	—	—	—
Stock Options	04/19/12	34,373	—	$13.88	04/19/19	—	—	—	—
Stock Options	03/04/13	72,341	—	$15.88	03/04/20	—	—	—	—
Stock Options	03/03/14	86,933	—	$19.37	03/03/21	—	—	—	—
Stock Options	03/02/15	299,332	149,666[3]	$18.32	03/02/25	—	—	—	—
Stock Options	03/01/16	62,780	125,560[10]	$19.00	03/01/26	—	—	—	—
RSU	03/02/15	—	—	—	—	83,192[4]	$472,531	—	—
RSU	03/02/15	—	—	—	—	26,862[3]	$152,576	—	—
RSU	03/01/16	—	—	—	—	32,220[7]	$183,010	—	—
RSU	03/03/17	—	—	—	—	133,472[8]	$758,121
PSU	03/01/16	—	---	---	---	---	---	14,575[9]	$82,786
PSU	03/03/17	—	---	---	---	---	---	19,895[10]	$113,004
Ms. Apker
Stock Options	03/04/11	1,777	—	$20.47	03/04/18	—	—	—	—
Stock Options	03/05/12	1,957	—	$15.75	03/05/19	—	—	—	—
Stock Options	03/04/13	3,726	—	$15.88	03/04/20	—	—	—	—
Stock Options	03/03/14	4,449	—	$19.37	03/03/21	—	—	—	—
Stock Options	03/02/15	15,324	7,662[3]	$18.32	03/02/25	—	—	—	—
Stock Options	07/01/15	10,384	5,192[5]	$19.90	07/01/25	—	—	—	—
Stock Options	03/01/16	8,969	17,938[7]	$19.00	03/01/26	—	—	—	—
RSU	03/02/15	—	—	—	—	4,258[4]	$24,185	—	—
RSU	03/02/15	—	—	—	—	1,374[3]	$7,804	—	—
RSU	07/01/15	—	—	—	—	4,282[6]	$24,322	—	—
RSU	07/01/15	—	—	—	—	1,383[5]	$7,855	—	—
RSU	03/01/16	—	—	—	—	4,602[7]	$26,139	—	—
RSU	03/03/17	—	—	—	—	31,283[8]	$177,676	—	—
RSU	08/14/17	—	—	—	—	224,068[11]	$1,272,706	—	—

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
PSU	03/01/16	—	—	—	—	—	—	2,082[9]	$11,826
PSU	03/03/17	—	—	—	—	—	—	4,663[10]	$26,486
CPU	08/14/17	—	—	—	—	97,500[12]	$553,800	—	—

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
Mr. Carano
Stock Options	06/12/13	10,511	—	$17.65	06/12/20	—	—	—	—
Stock Options	03/03/14	8,797	—	$19.37	03/03/21	—	—	—	—
Stock Options	03/02/15	30,290	15,146[3]	$18.32	03/02/25	—	—	—	—
Stock Options	03/01/16	6,726	13,452[7]	$19.00	03/01/26	—	—	—	—
RSU	03/02/15	—	—	$0.00	—	8,417[4]	$47,809	—	—
RSU	03/02/15	—	—	$0.00	—	2,718[3]	$15,438	—	—
RSU	03/01/16	—	—	$0.00	—	3,452[7]	$19,607	—	—
RSU	03/03/17	—	—	$0.00	—	25,026[8]	$142,148	—	—
RSU	08/14/17	—	—	$0.00	—	178,862[11]	$1,015,936	—	—
PSU	03/01/16	—	—	$0.00	—	—	—	1,5629	$8,872
PSU	03/03/17	—	—	$0.00	—	—	—	3,73010	$21,186
CPU	08/14/17	—	—	$0.00	—	80,603[12]	$457,825	—	—
Mr. Gedeon
Stock Options	05/15/14	6,269	—	$19.18	05/15/21	—	—	—	—
Stock Options	03/02/15	21,378	10,690[3]	$18.32	03/02/25	—	—	—	—
Stock Options	03/01/16	4,858	9,716[7]	$19.00	03/01/26	—	—	—	—
RSU	03/02/15	—	—	—	—	5,942[4]	$33,751	—	—
RSU	03/02/15	—	—	—	—	1,918[3]	$10,894	—	—
RSU	03/01/16	—	—	—	—	2,494[7]	$14,166	—	—
RSU	03/03/17	—	—	—	—	14,390[8]	$81,724	—	—
RSU	08/14/17	—	—	—	—	117,724[11]	$668,672	—	—
PSU	03/01/16	—	—	—	—	—	—	1,128[9]	$6,407
PSU	03/03/17	—	—	—	—	—	—	2,145[10]	$12,184
CPU	08/14/17	—	—	—	—	75,482[12]	$428,738	—	—
Mr. Low
Stock Options	03/04/11	1,712	—	$20.47	03/04/18		—	—	—
Stock Options	03/05/12	1,943		$15.75	03/05/19
Stock Options	03/04/13	4,932		$15.88	03/04/20
Stock Options	03/03/14	4,657		$19.37	03/03/21
Stock Options	03/02/15	21,378	10,690[3]	$18.32	03/02/25
Stock Options	03/01/16	4,858	9,716[7]	$19.00	03/01/26
RSU	03/02/15				—	5,942[4]	$33,751
RSU	03/02/15				—	1,918[3]	$10,894
RSU	03/01/16				—	2,494[7]	$14,166
RSU	03/03/17	—	—	—	—	16,683[8]	$94,759	—	—
RSU	08/14/17	—	—	—	—	124,551[11]	$707,450	—	—
PSU	03/01/16				—			1,128[9]	$6,407

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS(#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
PSU	03/03/17	—	—	—	—	—	—	2,487[10]	$14,126
CPU	08/14/17	—	—	—	—	64,482[12]	$366,258	—	—

1The dates presented in this column represent the dates the awards were granted (a) by BWC (but converted into awards covering our common stock) prior to July 2015, and (b) by the Company on or after July 1, 2015. We are presenting the original grant dates for BWC awards prior to our spin-off to assist in understanding the vesting dates associated with those awards.
2Market values in these columns are based on the closing price of our common stock as of December 29, 2017 ($5.68), as reported on the New York Stock Exchange.
3These stock options and RSUs vested on March 2, 2018.
4These RSUs vested on March 2, 2018.
5These stock options and RSUs vest annually in thirds beginning on July 1, 2016.
6These RSUs vest on July 1, 2018.
7Half of these RSUs and stock options will vest on March 1, 2018, and the other half will vest on March 1, 2019.
8One-third of these RSUs vested on March 3, 2018, one-third will vest on March 3, 2019, and one-third will vest on March 3, 2020.
9These PSUs represent the right to receive a share of the Company’s common stock for each PSU that vests. The number of PSUs that vest depends upon the attainment of specified performance goals over a performance period beginning on January 1, 2016 and ending on December 31, 2018. The number of PSUs reported is based on achieving threshold performance levels.
10These PSUs represent the right to receive a share of the Company’s common stock for each PSU that vests. The number of PSUs that vest depends upon the attainment of specified performance goals over a performance period beginning on January 1, 2017 and ending on December 31, 2019. The number of PSUs reported is based on achieving threshold performance levels.
11Half of these RSUs will vest on August 14, 2019, and the remaining half will vest on August 14, 2020.
1240% of these CPUs vest six months after the grant date, and the remaining 60% vest 12 months after the grant date.
Each RSU and stock option award set forth in the table above (which only shows awards based on or related to shares of our Company) with a grant date prior to July 1, 2015 is an award resulting from an adjustment made to a corresponding BWC award in connection with the spin-off.

2017 Option Exercises and Stock Vested
The following "2017 Option Exercises and Stock Vested" table provides additional information about the value realized by our Named Executive Officers on exercises of option awards and vesting of stock awards with respect to our common stock during the year ended December 31, 2017.

NAME	OPTION AWARDS		STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)
Mr. Ferland	—	—	60,783	$637,454
Ms. Apker	—	—	7,075	$75,729
Mr. Carano	—	—	2,094	$21,712
Mr. Gedeon	—	—	4,896	$51,617
Mr. Low	—	—	5,276	$55,318

Stock Awards
For each Named Executive Officer, the amounts reported in the number of shares acquired on vesting column in the table above represent the aggregate number of shares of common stock acquired by the Named Executive Officer in connection with RSUs under the 2015 LTIP that vested in 2017. The amounts reported in the value realized on vesting column were calculated by multiplying the number of shares acquired on the date of vesting by the closing price of our common stock on the date of vesting.
The number of shares acquired in connection with the vesting of RSUs includes shares withheld by us in the amounts and for the Named Executive Officers reported below to satisfy the minimum statutory withholding tax due on vesting.

NAME	SHARES WITHHELD ON VESTING OF RSUS
Mr. Ferland	29,407
Ms. Apker	2,405
Mr. Carano	1,028
Mr. Gedeon	1,841
Mr. Low	2,024

2017 Pension Benefits
The following "2017 Pension Benefits" table shows the present value of accumulated benefits payable to each of our Named Executive Officers under our qualified and non-qualified pension plans.

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING 2017 ($)[1]
Mr. Ferland	N/A	N/A	N/A	N/A
Ms. Apker	N/A	N/A	N/A	N/A
Mr. Carano	N/A	N/A	N/A	N/A
Mr. Gedeon	N/A	N/A	N/A	N/A
Mr. Low	Qualified Plan	29	$1,080,166	$7,475
	Excess Plan	29	$359,228	$0
1Represents payments made in 2017 by the Qualified Plan trust on behalf of Mr. Low.
Overview of Qualified Plans
The Company maintains retirement plans that are funded by trusts and cover certain eligible regular full-time employees, described below in the section entitled “Participation and Eligibility.” Mr. Low participates in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “Qualified Plan”).
Overview of Non-qualified Plans
To the extent benefits payable under the Company’s qualified plans are limited by Section 415(b) or 401(a)(17) of the Internal Revenue Code, pension benefits will be paid directly by the Company’s applicable subsidiaries under the terms of unfunded excess benefit plans (the “Excess Plans”) maintained by them. Mr. Low participates in the Excess Plan for certain employees of Babcock & Wilcox Commercial Operations.
Due to the date of initial employment of Ms. Apker, and Messrs. Ferland, Carano and Gedeon they are not eligible to participate in the Company’s defined benefit pension plans.
Participation and Eligibility
Generally, certain salaried employees over the age of 21 years participate in the pension plan, as follows:

•
For salaried participants hired before April 1, 2001, benefit accruals were frozen as of December 31, 2015. Beginning January 1, 2016, affected employees will receive a service-based cash contribution to their 401(k) plan account.

•
For salaried participants hired on or after April 1, 2001, benefit accruals were frozen as of March 31, 2006, subject to cost of living adjustments. Beginning January 1, 2016, the cost of living adjustments were discontinued. Affected employees receive a service-based cash contribution to their 401(k) account.

Benefits
For eligible Named Executive Officers, benefits under the Qualified Plan are based on years of credited service and final average cash compensation (including bonuses).
The present value of accumulated benefits reflected in the "2017 Pension Benefits" table above is based on a discount rate at December 31, 2017 and the RP2014 mortality table projected with the MP2016 mortality improvement scale. The discount rate applicable to the pension plans at December 31, 2017 was 3.69% for the Qualified Plan and 3.62% for the Excess Plans. The discount rate applicable to the pension plans at December 31, 2016 was 4.20% for the Qualified Plan and 4.11% for the Excess Plans. Additional benefit accruals offset by reductions in the discount rate, among other factors, result in an increase in the present value of the pension benefits.

Retirement
Under the Qualified Plan, normal retirement is age 65. The normal form of payment is a single-life annuity or a 50% joint and survivor annuity, depending on the employee’s marital status when payments are scheduled to begin.
2017 Non-qualified Deferred Compensation
The following "2017 Non-qualified Deferred Compensation" table summarizes our Named Executive Officers’ compensation under the non-qualified defined contribution plans.

NAME	PLAN NAME	EXECUTIVE CONTRIBUTIONS IN 2017 ($)(2)	REGISTRANT CONTRIBUTIONS IN 2017 ($)(2)	AGGREGATE EARNINGS IN 2017 ($)(2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT 12/31/17 ($)(2)
	SERP	—	$106,275	$41,159	—	$463,636
Mr. Ferland	Restoration Plan	$42,510	$49,441	$65,962	—	$584,365
	LTIP[1]	—	—	—	—	$185,248
	SERP	—	$31,525	$25,465	—	$197,284
Ms. Apker	Restoration Plan	—	$6,600	$3,076	—	$26,583
	LTIP[1]	—	—	—	—	—
	SERP	—	$35,709	$965	—	$110,986
Mr. Carano	Restoration Plan	$9,300	$9,300	$13,899	—	$88,830
	LTIP[1]	—	—	—	—	$119,416
	SERP	—	$32,704	$27,752	—	$419,412
Mr. Gedeon	Restoration Plan	$8,820	$7,560	$3,921	—	$49,331
	LTIP[1]	—	—	—	—	$84,530
	SERP	—	$26,117	$4,763	—	$32,844
Mr. Low	Restoration Plan	$3,975	$7,287	$314	—	$20,843
	LTIP[1]	—	—	—	—	—
1The amounts reflected in these rows represent the value of RSUs deferred by each Named Executive Officer under the 2015 LTIP.
2See the narrative disclosure that follows for information regarding the extent to which amounts reported in the contributions and earnings columns are reported as 2017 compensation in the "2017 Summary Compensation Table" and amounts reported in the "Aggregate Balance at 12/31/17" column previously were reported as compensation in our Summary Compensation Tables for previous years.
SERP
The Company’s SERP is an unfunded, non-qualified defined contribution plan through which the Company provides annual contributions to a participant’s notional account, which is referred to as a participant’s company account. Participants include officers selected by the Compensation Committee. Benefits under the SERP are based on the participating officer’s vested percentage in his or her notional account balance at the time of distribution. An officer generally vests in his or her company SERP account 20% for each year of participation in their respective company account, subject to accelerated vesting for death, disability, termination by the Company without cause or retirement, or on a change in control.
For 2017, participants could elect to defer the payment of certain compensation earned from the Company (as described below) under the SERP. Any amounts deferred by a participant are maintained in a notional account separate from the account into which the Company makes annual contributions. This separate account is referred to as a participant’s deferral account. Participants are 100% vested in their deferral accounts at all times.

Restoration Plan
The Company’s Restoration Plan is an unfunded, non-qualified defined contribution plan through which the Company provides annual contributions to each participant’s notional accounts, which are referred to as a participant’s company matching account and company service-based account. Participants include the Named Executive Officers and other employees of the Company whose base salary exceeds certain compensation limits imposed by the Internal Revenue Code. Benefits under the Restoration Plan are based on a participant’s vested percentage in his or her notional account balance at the time of distribution. Each participant generally vests 100% in his or her company matching account and company service-based account upon completing three years of service with the Company, subject to accelerated vesting for death, disability, termination by the Company without cause or retirement, or on a change in control.
Participants may elect to defer the payment of certain compensation earned from the Company or its subsidiaries (as described below) that is in excess of limits imposed by the Internal Revenue Code under the Company’s Restoration Plan. Participants are 100% vested in their deferral accounts at all times.
Executive Contributions in 2017
Under the SERP, an officer selected by the Compensation Committee may elect to defer up to 50% of his or her annual salary and/or up to 100% of any bonus earned in any plan year and a member of the Board may elect to defer up to 100% of his or her retainers and fees earned in any plan year. Although participants were permitted to contribute all or a portion of their 2017 EICP bonuses to their SERP accounts, the amounts reported in this table as “Executive Contributions in 2017” do not include any contributions of any 2017 EICP awards. Amounts reported in this column for each Named Executive Officer are reported as “Salary” for each Named Executive Officer in the "2017 Summary Compensation Table" above.
All of our Named Executive Officers elected to contribute to their Restoration Plan deferral accounts in 2017. The Company’s Restoration Plan allows participants to defer a percentage of their base salary in excess of the Internal Revenue Code Section 401(a)(17) compensation limit, and receive company matching contributions with respect to those deferrals.
Company Contributions in 2017
The Company makes annual notional contributions to participating employees’ SERP company accounts equal to a percentage of the employee’s prior-year compensation, as determined by the Compensation Committee. Under the terms of the SERP, the contribution percentage may not be the same for all participants. Additionally, the Compensation Committee may approve a discretionary contribution to a participant’s account at any time.
For 2017, the contributions reported in the table above for the SERP reflect notional contributions made by the Company to each participating Named Executive Officer’s company account. The Company’s 2017 contributions equaled 5% of the Named Executives Officers’ base salaries and EICP awards paid in 2016. All 2017 contributions are included in the "2017 Summary Compensation Table" as “All Other Compensation.”
Under the Company’s Restoration Plan, the Company makes notional matching and serviced-based contributions to each eligible participant’s Company matching account and serviced-based account, respectively. Any Restoration Plan participants who have elected to make deferral contributions under the Restoration Plan are credited with a Company matching contribution equal to 50% of the first 6% of their deferral contribution. For each participant in the Restoration Plan who is not eligible to participate in the Company’s pension plans, the Company also makes a cash service-based contribution to the participant’s company service-based account. The amount of this service-based contribution is based on a percentage of the participant’s eligible compensation in excess of the Internal Revenue Code limit and ranges between 3% and 8%, depending on the participant’s years of service. This service-based contribution is made regardless of whether the participant has elected to make deferral contributions under the Company’s Restoration Plan. All 2017 Company contributions are included in the "2017 Summary Compensation Table" as “All Other Compensation.”
Aggregate Earnings in 2017
The amounts reported in this column for the SERP and Restoration Plan represent hypothetical amounts of earnings or losses and dividends credited during 2017 on all accounts for each Named Executive Officer under the Company’s SERP and Restoration Plan. Under these plans, each participant elects to have his or her notional accounts hypothetically invested in one or more of the investment funds designated by the Compensation Committee. Each participant’s notional accounts are credited and debited to reflect gains and losses on the hypothetical investments. These gains and losses are not reported as compensation in the "2017 Summary Compensation Table."

Aggregate Balance at December 31, 2017
The aggregate balance of a participating officer’s notional SERP account consists of contributions made by the Company to the officer’s Company account, deferrals by the officer to his or her deferral account and hypothetical credited gains or losses on those accounts. The aggregate balance of a participating officer’s notional Restoration Plan account consists of contributions made by the Company to the officer’s Company matching account and company service-based account, deferrals by the officer to his or her deferral account, and hypothetical gains or losses on those accounts. The balances shown represent the accumulated account values (including gains and losses) for each Named Executive Officer as of December 31, 2017. Ms. Apker was 100% vested on her SERP balances and Messrs. Ferland, Carano, Gedeon, and Low were 80%, 60%, 40%, and 40% vested, respectively, in their SERP balances as shown above. Each of the Named Executive Officers is 100% vested in their Restoration Plan balance as shown above. Portions of the amounts in this column were reported as compensation in our Summary Compensation Tables for previous years.
Deferred Restricted Stock Units Under LTIP
Under the terms of the 2015 LTIP, the Compensation Committee has the discretion to permit selected participants to defer all or a portion of their stock awards. These deferred RSUs will be paid by the Company in the form of Company common stock. Mr. Ferland’s deferred RSUs will be delivered in four annual installments beginning two years after his termination of employment. Mr. Carano’s deferred RSUs will be delivered in five annual installments beginning six months following his termination of employment. Mr. Gedeon’s deferred RSUs will be delivered in a single lump sum one year after his termination of employment. All of the amounts reported for the 2015 LTIP in the “Aggregate Balance at 12/31/17” column were reported as compensation to the named executive officer in the "2017 Summary Compensation Table" or in Summary Compensation Tables for previous years.
Potential Payments Upon Termination or Change In Control
The following tables show potential payments to our Named Executive Officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due in the event of a change in control or termination of employment of our Named Executive Officers, assuming a December 29, 2017 termination date. Where applicable, the amounts listed below use the closing price of the Company’s common stock of $5.68 (as reported on the NYSE) as of December 29, 2017. These tables do not reflect amounts that would be payable to the Named Executive Officers pursuant to benefits or awards that are already vested.
Except as otherwise indicated, amounts reported in the below tables for stock options, RSUs, PSUs and CPUs represent the value of unvested and accelerated shares or units, as applicable, calculated by:

•	for stock options: multiplying the number of accelerated options by the difference between the exercise price and $5.68 (the closing price of the Company’s common stock on December 29, 2017); and

•	for RSUs, PSUs and CPUs: multiplying the number of accelerated units by $5.68 (the closing price of the Company’s common stock on December 29, 2017).

ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON INVOLUNTARY TERMINATION WITHOUT CAUSE
The following table shows the estimated value of payments and other benefits due the Named Executive Officers assuming their involuntary termination without cause as of December 29, 2017. In the event of a Named Executive Officer’s termination with cause, none of these payments and other benefits would be due.

	MR. FERLAND	MS. APKER	MR. CARANO	MR. GEDEON	MR. LOW
Severance Payments	$1,957,000	$435,000	$425,000	$398,000	$340,000
Cash Retention Award	$1,900,000	—	—	—	—
Benefits Payment	$61,801	$11,846	$16,005	$16,005	$5,595
EICP	$97,850	—	—	—	—
Financial Planning	$6,000	$6,000	$6,000	—	$6,000
Outplacement Services	—	$7,500	$7,500	$7,500	$7,500
Supplemental Executive Retirement Plan (SERP)	$92,727	—	—	—	—
Restoration Plan	—	—	—	—	—
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0
Restricted Stock Units (unvested and accelerated)	$913,474	$0	$0	$0	$0
PSUs (unvested and accelerated)	$928,572	$0	$0	$0	$0
CPU s (unvested and accelerated)	—	$424,125	$350,625	$328,350	$280,500
Total	$5,957,424	$884,471	$805,130	$749,855	$639,595
Severance Payment
The severance payment reported for each Named Executive Officer other than Mr. Ferland represents a lump sum cash payment equal to 52 weeks of base salary as in effect on the date of termination. This is the amount that would have been payable under the Babcock & Wilcox Enterprises, Inc. Executive Severance Plan (or “Executive Severance Plan”). The Executive Severance Plan generally provides for benefits in the event a Named Executive Officer is terminated by the Company for reasons other than “cause.”
The severance payment reported for Mr. Ferland represents a lump sum cash payment equal to his annualized base salary and target bonus amount as in effect immediately prior to termination. This is the amount that would have been payable under Mr. Ferland’s employment agreement. Mr. Ferland’s employment agreement generally provides for benefits in the event Mr. Ferland is terminated by the Company for reasons other than “cause,” death or “disability,” or by Mr. Ferland for “good reason,” or if Mr. Ferland's employment ends at the end of the initial term or renewal term of his employment agreement following notice of non-renewal by either party (a "Non-Renewal Termination").
Receipt of the severance benefits under the Executive Severance Plan is generally subject to executing a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants. Receipt of the severance benefits under Mr. Ferland’s employment agreement is generally subject to executing a general release of claims.
Under the Executive Severance Plan and Mr. Ferland’s employment agreement, “cause” generally means:

•
the willful and continued failure of the executive to perform substantially his or her duties (occasioned by reason other than physical or mental illness or disability) after a written demand for substantial performance is delivered to the executive by the Compensation Committee or the chief executive officer (or the Board, in the case of Mr. Ferland), which specifically identifies the manner in which the compensation committee or the chief executive officer (or the Board, in the case of Mr. Ferland) believes that the executive has not substantially performed his or her duties, after which the executive will have 30 days to defend or remedy such failure to substantially perform his or her duties;

•	the willful engaging by an executive in illegal conduct or gross misconduct, which is materially and demonstrably injurious to the Company; or

•	the conviction of an executive with no further possibility of appeal for, or plea of nolo contendere by the executive to, any felony.
Except as set forth on the following pages, the severance payments and benefits payable to Mr. Ferland are in lieu of any severance payments or benefits payable under any other severance plan, benefit or program of the Company, including the Company’s Executive Severance Plan.
Cash Retention Award
Mr. Ferland’s retention agreement provides a one-time cash retention award equal to two times the sum of Mr. Ferland’s salary in effect on the date of his retention agreement plus his 2014 target bonus under BWC’s Executive Incentive Compensation Plan, 50% of which would be paid on each of the second and third anniversaries of the spin-off if Mr. Ferland remains continuously employed with the Company at each such date. 50% of Mr. Ferland's cash retention award would vest on the date of his termination.
Benefits Payment
Upon a termination by the Company other than due to cause, death or disability under Mr. Ferland’s employment agreement, Mr. Ferland would also be entitled to a lump sum payment equal to three times the full annual cost of coverage for the medical, dental and/or vision benefits in effect for Mr. Ferland and his covered dependents as of the date of termination. The amount reported for Mr. Ferland was determined by multiplying the annual cost of 2017 medical, dental and/or vision benefits for Mr. Ferland and his covered dependents by three.
Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, each Named Executive Officer other than Mr. Ferland would be entitled to a lump sum payment equal to nine months of COBRA premiums for the medical, dental and/or vision benefits in effect for the Named Executive Officer and his or her qualified beneficiaries as of the date of termination. The amounts reported were determined by multiplying the annual cost of 2017 medical, dental and/or vision benefits for the Named Executive Officer and his or her qualified beneficiaries by 102%, and then multiplying the product by three-fourths. Our Executive Severance Plan also provides for extended availability of COBRA coverage from 18 to 24 months.
These payments are subject to the same conditions described above for severance payments under the Executive Severance Plan and Mr. Ferland’s employment agreement, as applicable.
EICP
Upon a termination by the Company for any reason other than cause, death or disability under his employment agreement, Mr. Ferland would be entitled to the amount of his annual incentive award earned in 2017 under the EICP based on full-year performance, pro-rated based on a December 29, 2017 termination date, contingent upon Mr. Ferland executing a general release of claims as described above.
Financial Planning
If the Named Executive Officer is terminated for any reason other than cause and he or she participated in the Company’s financial planning services as of December 29, 2017, our agreement with the financial planning service provider provides for financial planning benefits until June 30th of the year following the year in which the termination without cause occurred, so long as the services are not earlier terminated for all similarly situated employees. All Named Executive Officers other than Mr. Gedeon participated in the financial planning benefit during 2017. The amounts reported in this column represent two times the most recent quarterly fee paid by the Company for the applicable Named Executive Officer to receive such benefits.
Outplacement Services
The Named Executive Officers (other than Mr. Ferland) would be entitled to 12 months of employer-paid outplacement services under our Executive Severance Plan following their termination by the Company for reasons other than cause. The amount reported represents the cost the Company would incur to engage our third-party service provider for 12 months of executive outplacement services.

SERP
Pursuant to Mr. Ferland’s employment agreement, his Company account in the SERP becomes fully vested on, among other events, the date of his termination by the Company for any reason other than cause, death or disability. Mr. Ferland was 80% vested in his Company accounts as of December 29, 2017. Accordingly, 20% of the amount in his Company account would be subject to accelerated vesting upon his termination without cause.
Restoration Plan
Mr. Ferland’s employment agreement provides that his Company matching account and Company service-based account become fully vested on, among other events, the date of his termination by the Company for any reason other than cause, death or disability. Mr. Ferland was 100% vested in his Restoration Plan account as of December 29, 2017. Accordingly, none of the amounts in his Company matching account and Company service-based account would be subject to accelerated vesting upon his termination without cause.
Equity Awards
Mr. Ferland’s employment agreement provides that all outstanding and unvested equity awards granted to Mr. Ferland on or after January 1, 2015 will vest on a pro-rata basis based on the number of days during the applicable vesting or performance period that Mr. Ferland was employed by the Company (including days employed by BWC prior to the spin-off) (for PSUs, based on achievement of the applicable performance conditions for the full performance period, which is assumed for purposes of this disclosure to be at a "target" level of performance). In addition, the CPUs held by the other named executive officers would become vested upon a termination by the Company without cause. For the time-vesting RSUs granted under the special retention program in 2017, if the termination were to occur on or after the first anniversary of the grant date, then (1) 25% of the then-remaining outstanding RSUs would vest on the date of such termination if the termination occurs prior to the second anniversary of the grant date and (2) 50% of the then-remaining outstanding RSUs will vest on the date of such termination if the termination occurs on or after the second anniversary of the grant date.
ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON VOLUNTARY TERMINATION
No payments or other benefits would be due to our Named Executive Officers other than Mr. Ferland assuming their voluntary termination as of December 29, 2017 (except for accrued but unpaid compensation). However, certain payments and benefits would become payable to Mr. Ferland if he voluntarily terminated his employment for “good reason” as defined under his employment agreement. “Good reason” generally means (subject to "notice" and "cure" as set forth in the employment agreement):

•	a material diminution in the duties or responsibilities of Mr. Ferland from those applicable on and immediately following the spin-off;

•	a material breach of the employment agreement by the Company, including a breach of the terms governing Mr. Ferland’s compensation and benefits;

•
the failure by the Company to continue in effect any compensation plan in which Mr. Ferland participates immediately before the spin-off which is material to Mr. Ferland’s total compensation, unless a comparable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue Mr. Ferland’s participation therein (or in such substitute or alternative plan) on a basis not materially less favorable than existed immediately before the spin-off, unless the action by the Company applies to all similarly situated employees;

•
the failure by the Company to continue to provide Mr. Ferland with material benefits in the aggregate that are substantially similar to those enjoyed by Mr. Ferland under any of the Company’s (or its affiliates’) pension, savings, life insurance, medical, health and accident, or disability plans in which Mr. Ferland was participating immediately before the spin-off if such benefits are material to Mr. Ferland’s total compensation, the taking of any other action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Mr. Ferland of any fringe benefit enjoyed by him or her immediately prior to the spin-off if such fringe benefit is material to Mr. Ferland’s total compensation, unless the action by the Company applies to all similarly situated employees; or

•
a change in the location of Mr. Ferland’s principal place of employment with the Company by more than 50 miles from the location where Mr. Ferland was principally employed immediately prior to the spin-off without Mr. Ferland’s consent.

The following table shows the estimated value of payments and other benefits due the Named Executive Officers on a voluntary termination of employment (assuming, in the case of Mr. Ferland, his termination of employment for good reason under his employment agreement as of December 29, 2017).

	MR. FERLAND	MS. APKER	MR. CARANO	MR. GEDEON	MR. LOW
Severance Payments	$1,957,000	—	—	—	—
Cash Retention Award	$1,900,000	—	—	—	—
Benefits Payment	$61,801	—	—	—	—
EICP	$97,850	—	—	—	—
Financial Planning	$6,000	—	—	—	—
Supplemental Executive Retirement Plan (SERP)	$92,727	—	—	—	—
Restoration Plan	—	—	—	—	—
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0
Restricted Stock Units (unvested and accelerated)	$913,474	$0	$0	$0	$0
PSUs (unvested and accelerated)	$928,572	$0	$0	$0	$0
CPUs (unvested and accelerated)	—	—	—	—	—
Total	$5,957,424	$0	$0	$0	$0
Severance Payment
The severance payment reported for Mr. Ferland represents a lump sum cash payment equal to his annualized base salary and target bonus amount as in effect immediately prior to termination, which would have been payable pursuant to his employment agreement if he resigned for “good reason.” Under the Executive Severance Plan, the other Named Executive Officers would not be entitled to similar severance payments upon a resignation for “good reason.” Receipt of the severance benefits under Mr. Ferland's employment agreement on a resignation for "good reason" is generally subject to executing a general release of claims.
Cash Retention Award
Mr. Ferland’s retention agreement provides for a one-time cash retention award equal to two times the sum of Mr. Ferland’s salary in effect on the date of his retention agreement plus his 2014 target bonus under BWC’s EICP, 50% of which would be paid on each of the second and third anniversaries of the spin-off if Mr. Ferland remains continuously employed with the Company at each such date. 50% of Mr. Ferland's cash retention award would vest on the date of his termination. The amount reported assumes that Mr. Ferland terminated his employment for good reason on December 29, 2017 with an effective date as of June 30, 2018 (the third anniversary of the spin-off).
Benefits Payment
Upon termination by Mr. Ferland for “good reason” under his employment agreement, Mr. Ferland would also be entitled to a lump sum payment equal to three times the full annual cost of coverage for the medical, dental and/or vision benefits in effect for Mr. Ferland and his covered dependents as of the date of termination. This payment is subject to the same conditions described above for severance payments under the Mr. Ferland’s employment agreement. The amount reported for Mr. Ferland was determined by multiplying the annual cost of 2017 medical, dental and/or vision benefits for Mr. Ferland and his covered dependents by three.
EICP
Upon a termination for good reason under his employment agreement, Mr. Ferland would be entitled to the amount of his annual incentive award earned in 2017 under the EICP based on full-year performance, pro-rated based on a December 29, 2017 termination date, contingent upon Mr. Ferland executing a general release of claims as described above.

Financial Planning
Pursuant to Mr. Ferland’s employment agreement, if he terminates his employment for good reason and he participated in the Company’s financial planning services as of December 29, 2017, our agreement with the financial planning service provider provides for financial planning benefits until June 30th of the year following the year in which the termination for good reason occurred, so long as the services are not earlier terminated for all similarly situated employees.
SERP
Pursuant to Mr. Ferland’s employment agreement, his Company account in the SERP becomes fully vested on, among other events, the date of his termination for good reason. Mr. Ferland was 80% vested in his Company accounts as of December 29, 2017. Accordingly, 20% of the amount in his Company accounts would be subject to accelerated vesting upon his termination for good reason.
Restoration Plan
Mr. Ferland’s employment agreement provides that his Company matching account and Company service-based account become fully vested on, among other events, the date he terminates his employment for good reason. Mr. Ferland was 100% vested in his Restoration Plan accounts as of December 29, 2017. Accordingly, none of the amounts in his Company matching account and Company service-based account would be subject to accelerated vesting upon his termination of employment for good reason.
Equity Awards
Mr. Ferland’s employment agreement provides that all outstanding and unvested equity awards granted to Mr. Ferland on or prior to December 31, 2014 will become vested upon, among other events, termination of employment for good reason (for PSUs, based on achievement of the applicable performance conditions for the full performance period). Any other unvested equity awards granted to Mr. Ferland on or after January 1, 2015 will vest on a pro-rata basis based on the number of days during the applicable vesting period that Mr. Ferland was employed by the Company (including days employed by BWC prior to the spin-off) (for PSUs, based on achievement of the applicable performance conditions for the full performance period, which is assumed for purposes of this disclosure to be at a "target" level of performance).
ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON TERMINATION DUE TO DEATH OR DISABILITY
The following table shows the value of payments and other benefits due to the Named Executive Officers assuming the termination of their employment by reason of death or disability as of December 29, 2017.

	MR. FERLAND	MS. APKER	MR. CARANO	MR. GEDEON	MR. LOW
Severance Payments[1]	$978,500	$435,000	$425,000	$398,000	$340,000
Cash Retention Award	$1,900,000	—	—	—	—
Benefit Payments[1]	$61,801	$11,846	$16,005	$16,005	$5,595
EICP	$97,850	—	—	—	—
Supplemental Executive Retirement Plan (SERP)	$92,727	$0	$44,394	$45,250	$19,707
Restoration Plan	—	—	—	—	—
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0
Restricted Stock Units (unvested and accelerated)	$913,474	$1,157,595	$940,375	$623,335	$655,716
PSUs (unvested and accelerated)	$928,572	$383,110	$300,569	$185,884	$205,309
CPU s (unvested and accelerated)	—	$424,125	$350,625	$328,350	$280,500
Total	$4,972,924	$2,411,677	$2,076,968	$1,596,823	$1,506,827

Severance Payment
The severance payments reported for each Named Executive Officer represent lump sum cash payments equal to 52 weeks of base salary as in effect on the date of termination. This is the amount that would have been payable under the Executive Severance Plan. Through this plan, eligible employees are entitled to receive specified severance benefits, including the severance payment reported, in the event their employment is terminated due to a termination by the Company by reason of a Named Executive Officer being unable to perform his or her duties due to their physical or mental illness or disability. The Executive Severance Plan generally provides for benefits in the event a Named Executive Officer is terminated by the Company for reasons other than “cause.” “Cause” is defined to exclude instances where an eligible employee is unable to perform his or her duties by reason of his or her physical or mental illness or disability.
Cash Retention Award
Mr. Ferland’s retention agreement provides for a one-time cash retention award equal to two times the sum of Mr. Ferland’s salary in effect on the date of his retention agreement plus his 2014 target bonus under BWC’s Executive Incentive Compensation Plan, 50% of which would be paid on each of the second and third anniversaries of the spin-off if Mr. Ferland remains continuously employed with the Company at each such date. Any unvested portion of the cash retention award is payable in full upon Mr. Ferland’s death or “disability” so long as he remains continuously employed by the Company through the date of death or last date of employment due to “disability.” Under the terms of Mr. Ferland’s retention agreement, “disability” means the circumstances that would qualify him for long term disability benefits under the Company’s long term disability plan (whether or not he is covered by such plan). The disability plan defines “disability” to generally mean that, due to sickness, pregnancy or accidental injury, an employee is receiving “appropriate care” and “treatment from a doctor” (each as defined in the long term disability plan) on a continuing basis, and during the employee’s “elimination period” (as defined in the disability plan) and the next 24 month period, the employee is unable to earn more than 80% of his or her pre-disability earnings or indexed pre-disability earnings at his or her occupation for any employer in his or her local economy; or after the 24 month period, the employee is unable to earn more than 60% of his or her indexed pre-disability earnings from any employer in his or her local economy, and which provides the employee with substantially the same earning capacity as the employee’s former earning capacity prior to the start of his or her disability.
Benefit Payments
Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, each Named Executive Officer other than Mr. Ferland would be entitled to a lump sum payment equal to nine months of COBRA premiums for the medical, dental and/or vision benefits in effect for the Named Executive Officer and his or her qualified beneficiaries as of the date of termination. The amounts reported were determined by multiplying the annual cost of 2017 medical, dental and/or vision benefits for the Named Executive Officer and his or her qualified beneficiaries by 102%, and then multiplying the product by three fourths. Our Executive Severance Plan also provides for extended availability of COBRA coverage from 18 to 24 months.
Upon termination by Mr. Ferland due to death or disability under his employment agreement, Mr. Ferland would be entitled to a lump sum payment equal to three times the full annual cost of coverage for the medical, dental and/or vision benefits in effect for Mr. Ferland and his or her covered dependents as of the date of termination. The amount reported for Mr. Ferland was determined by multiplying the annual cost of 2017 medical, dental and/or vision benefits for Mr. Ferland and his covered dependents by three. Under Mr. Ferland’s employment agreement, “disability” is defined as circumstances which would qualify Mr. Ferland for long term disability benefits under the Company’s long term disability plan (whether or not he is covered under such plan).
EICP
Upon a termination of Mr. Ferland’s employment due to death or disability under his employment agreement, Mr. Ferland would be entitled to the amount of his annual incentive award earned in 2017 under the EICP based on full-year performance, pro-rated based on a December 29, 2017 termination date.

SERP
Under the terms of the SERP, an executive’s Company account fully vests on, among other events, the executive’s death or disability. Ms. Apker was 100% vested in her Company accounts as of December 29, 2017. Messrs. Ferland, Carano, Gedeon and Low were 80%, 60% and 40% and 40% vested, respectively, in their respective company accounts as of the same date. Accordingly, for Messrs. Ferland, Carano and Gedeon, 20%, 40% and 60% and 60% respectively, of the amount in their Company accounts would be subject to accelerated vesting upon their termination due to death or disability.
Restoration Plan
Under our Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, the date of the executive’s death or disability. Each of the Named Executive Officers is 100% vested in their Restoration Plan accounts as of December 29, 2017. Accordingly, none of the amounts in their Company matching accounts and Company service-based accounts would be subject to accelerated vesting upon his termination of employment due to death or disability.
Equity Awards
Under the terms of the awards outstanding for each Named Executive Officer as of December 29, 2017, all unvested stock awards become vested and all unvested option awards become vested (for PSUs, at the "target" level) and exercisable in the event the applicable Named Executive Officer’s employment terminates by reason of his or her death, or if the Named Executive Officer becomes disabled (or, in some cases, experiences a termination of employment due to disability).
Mr. Ferland’s employment agreement provides that all outstanding and unvested equity awards granted to Mr. Ferland on or prior to December 31, 2014 will become vested upon, among other events, termination of employment due to death or disability (for PSUs, based on achievement of the applicable performance conditions for the full performance period, which is assumed for purposes of this disclosure to be at a "target" level of performance). Any other unvested equity awards granted to Mr. Ferland on or after January 1, 2015 will vest on a pro-rata basis based on the number of days during the applicable performance or service period that Mr. Ferland was employed by the Company (including days employed by BWC prior to the spin-off).

ESTIMATED VALUE OF BENEFITS TO BE RECEIVED IN CONNECTION WITH CHANGE IN CONTROL
The following table shows the estimated value of payments and other benefits due the Named Executive Officers assuming a change in control and termination as of December 29, 2017.

	MR. FERLAND	MS. APKER	MR. CARANO	MR. GEDEON	MR. LOW
Severance Payments	$1,957,000	$1,479,000	$1,360,000	$1,273,600	$1,088,000
Cash Retention Award	$1,900,000	—	—	—	—
Benefits Payment	$63,036	$47,385	$64,020	$64,020	$22,379
EICP	$978,500	$304,500	$255,000	$238,800	$204,000
Financial Planning	$6,000	$6,000	$6,000	—	$6,000
Supplemental Executive Retirement Plan (SERP)	$92,727	$0	$44,394	$45,250	$19,707
Restoration Plan	—	—	—	—	—
Stock Options (unvested and accelerated)	$0	$0	$0	$0	$0
Restricted Stock Units (unvested and accelerated)	$913,474	$1,157,595	$940,375	$623,335	$655,716
PSUs (unvested and accelerated)	$928,572	$383,110	$300,569	$185,884	$205,309
CPU s (unvested and accelerated)	—	$424,125	$350,625	$328,350	$280,500
Excise Tax Gross-Up	—	—	—	—	—
Total	$6,839,309	$3,801,715	$3,320,983	$2,759,238	$2,481,611
The Company has change in control agreements with various officers, including each of our Named Executive Officers. Generally, under the Company’s change in control agreements and certain other compensation arrangements, if a Named Executive Officer is terminated within two years following a change in control either (1) by the Company for any reason other than cause or death or disability, or (2) by the Named Executive Officer for good reason (in each case, a “qualifying termination”), the Named Executive Officer is entitled to receive:

•	accelerated vesting in the executive’s SERP and Restoration Plan accounts;

•	accelerated vesting in any outstanding equity awards;

•	a cash severance payment;

•	a prorated target EICP payment;

•	payment of the prior year’s EICP payment, if unpaid at termination;

•	a cash payment representing health benefits coverage costs;

•	continued financial planning services; and

•	for Mr. Ferland, full vesting of his 2015 cash retention award.
In addition to these payments, the Named Executive Officer would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary and earned but unused vacation and reimbursements.
Under the Company’s change in control agreements, a “change in control” will be deemed to have occurred generally upon any of the following (as further clarified in the change in control agreements):

•
any person, other than an ERISA-regulated pension plan established by the Company or its affiliates makes an acquisition of outstanding voting stock and is, immediately thereafter, the beneficial owner of 30% or more of the then outstanding voting stock, unless such acquisition is made directly from the Company in a transaction approved by a majority of the incumbent directors; or any group is formed that is the beneficial owner of 30% or more of the outstanding voting stock (other than a group formation for the purpose of making an acquisition directly from the Company and approved (prior to such group formation) by a majority of the incumbent directors);

•	individuals who are incumbent directors (as defined in the change in control agreements) cease for any reason to constitute a majority of the members of the Board;

•
consummation of certain business combinations (as further described in the agreements) unless, immediately following such business combination, (i) all or substantially all of the individuals and entities that were the beneficial owners of the outstanding voting stock immediately before such business combination beneficially own, directly or indirectly, more than 51% of the then-outstanding shares of voting stock of the parent corporation resulting from such business combination in substantially the same relative proportions as their ownership, immediately before such business combination, of the outstanding voting stock, (ii) if the business combination involves the issuance or payment by the Company of consideration to another entity or its stockholders, the total fair market value of such consideration plus the principal amount of the consolidated long-term debt of the entity or business being acquired (in each case, determined as of the date of consummation of such business combination by a majority of the incumbent directors) does not exceed 50% of the sum of the fair market value of the outstanding voting stock plus the principal amount of the Company’s consolidated long-term debt (in each case, determined immediately before such consummation by a majority of the incumbent directors), (iii) no person (other than any corporation resulting from such business combination) beneficially owns, directly or indirectly, 30% or more of the then-outstanding shares of voting stock of the parent corporation resulting from such business combination and (iv) a majority of the members of the board of directors of the parent corporation resulting from such business combination were incumbent directors of the Company immediately before consummation of such business combination; or

•
consummation of certain major asset dispositions (as further described in the agreements) unless, immediately following such major asset disposition, (i) individuals and entities that were beneficial owners of the outstanding voting stock immediately before such major asset disposition beneficially own, directly or indirectly, more than 70% of the then-outstanding shares of voting stock of the Company (if it continues to exist) and of the entity that acquires the largest portion of such assets (or the entity, if any, that owns a majority of the outstanding voting stock of such acquiring entity) and (ii) a majority of the members of the Board (if it continues to exist) and of the entity that acquires the largest portion of such assets (or the entity, if any, that owns a majority of the outstanding voting stock of such acquiring entity) were incumbent directors of the Company immediately before consummation of such major asset disposition.

Severance Payment
The severance payment made to each Named Executive Officer, with the exception of Mr. Ferland, in connection with a qualifying termination following a change in control is generally a cash payment equal to two times the sum of (1) the executive’s annual base salary prior to termination and (2) the same annual base salary multiplied by the executive’s target annual incentive compensation percentage for the year in which the termination occurs. The severance payment made to Mr. Ferland in connection with a qualifying termination following a change in control is generally a cash payment equal to one times the sum of (1) his annual base salary prior to termination and (2) the same annual base salary multiplied by his target annual incentive compensation percentage for the year in which the termination occurs. Assuming a termination as of December 29, 2017, the severance payment on a qualifying termination following a change in control would have been calculated based on the following:

•	Mr. Ferland: $978,500 base salary and $978,500 target annual incentive compensation (100% of his annual base salary);

•	Ms. Apker: $435,000 base salary and $304,500 target annual incentive compensation (70% of her annual base salary);

•	Mr. Carano: $425,000 base salary and $255,000 target annual incentive compensation (60% of his annual base salary);

•	Mr. Gedeon: $398,000 base salary and $238,800 target annual incentive compensation (60% of his annual base salary); and

•	Mr. Low: $340,000 base salary and $204,000 target annual incentive compensation (60% of his annual base salary).

Cash Retention Award
Mr. Ferland’s retention agreement provides for a one-time cash retention award equal to two times the sum of Mr. Ferland’s salary in effect on the date of his retention agreement plus his 2014 target bonus under BWC’s EICP, 50% of which would be paid on each of the second and third anniversaries of the spin-off if Mr. Ferland remains continuously employed with the Company at each such date. Any unvested portion of the cash retention award is payable in full upon a change in control.

Benefits
The amounts reported represent three times the full annual cost that would be payable by the NEO for continuation of coverage for medical, dental and vision benefits if elected by the NEO for himself/herself and his or her eligible dependents under COBRA for the year ended December 29, 2017, which would be paid in a lump sum.
EICP Payment
Depending on the timing of the termination relative to the payment of an EICP award, the applicable executive could receive up to two EICP payments in connection with termination resulting from a change in control, as follows:

•
If an EICP award for the year prior to termination is paid to other EICP participants after the date of the executive’s termination, the executive would be entitled to receive the actual amount of the award determined under the EICP for such prior year (without the exercise of any downward discretion). The 2016 EICP awards were paid before December 29, 2017. As a result, no payment would have been due to our Named Executive Officers in this respect.

•
The executive would be entitled to an EICP payment equal to the product of the Named Executive Officer’s annual base salary multiplied by such Named Executive Officer's EICP target percentage, with the product prorated based on the number of days the Named Executive Officer was employed during the year in which the termination occurs. We have assumed for purposes of this disclosure that, in the event of a December 29, 2017 termination date, each Named Executive Officer would have been entitled to an EICP payment equal to 100% of his or her 2017 target EICP, as in effect immediately prior to the date of termination.

Financial Planning
Under the terms of the agreement with the Company’s financial planning service provider, each Named Executive Officer is entitled to financial planning benefits until June 30th of the year following the year of a change in control, so long as the agreement has not been earlier terminated. Mr. Gedeon did not participate in this benefit. The amounts reported in this column represent the fee that would be required to be paid for each such Named Executive Officer to receive such benefits. “Change of control” is not defined under the agreement.
SERP
Under the terms of the Company’s SERP, an executive’s Company account becomes fully vested on, among other events, the date a change in control occurs. Ms. Apker was 100% vested in her Company accounts as of December 29, 2017 and Messrs. Ferland, Carano, Gedeon and Low were 80%, 60%, 40% and 40% vested, respectively, in their respective Company accounts as of the same date. Accordingly, for Messrs. Ferland, Carano, Gedeon and Low 20%, 40%, 60% and 40%, respectively, of the amount in their Company accounts would be subject to accelerated vesting upon a change in control. Under the SERP, a “change in control” occurs under the same circumstances described above with respect to the change-in-control agreements.
Restoration Plan
Under the Company’s Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, the date a change in control occurs. Each of the Named Executive Officers is were 100% vested in their Restoration Plan accounts as of December 29, 2017. Accordingly, none of the amounts in their Company matching accounts and Company service-based accounts would be subject to accelerated vesting upon their termination of employment following a change of control.
Tax Reimbursements
The change in control agreements do not provide for any tax reimbursement on the benefits. Instead, the agreements contain a “modified cutback” provision, which acts to reduce the benefits payable to a NEO to the extent necessary so that no excise tax would be imposed on the benefits paid, but only if doing so would result in the NEO retaining a larger after-tax amount.

Equity Awards
Under the terms of the awards outstanding, all unvested restricted stock unit, PSU, CPU and option awards would become vested on a qualifying termination following a change in control (for PSUs, at target levels, with a reduction for the number of unvested CPUs as of the date of a chance in control). Under the Company’s 2015 LTIP, a “change in control” occurs under the same circumstances described above with respect to the Company’s change in control agreements.

CEO PAY RATIO
We identified our employee (the “Median Employee”) who we estimate received the median of 2017 total compensation for all employees of the Company and its consolidated subsidiaries, excluding our CEO (the “Median Annual Compensation”) using our employee population as of December 31, 2017 (the “Determination Date”). As of the Determination Date, this employee population consisted of 5,029 global full-time, part-time, temporary and seasonal employees employed by us or our consolidated subsidiaries. As permitted under applicable SEC rules, we excluded employees of our joint ventures in China and India (not under the de minimus exception), and independent contractors paid by third parties. We did not exclude any other non-U.S. employees and did not exclude any employees of businesses acquired by us or combined with the Company. In addition, we did not utilize any statistical sampling or cost-of-living adjustments for purposes of this pay ratio disclosure. We used a consistently applied compensation measure across this employee population to identify the Median Employee. For our consistently applied compensation measure, we used total cash compensation, which consisted of salary, bonus and vested incentive compensation awards but excluded the value of health and welfare benefits, for the period beginning on January 1, 2017 and ending on December 31, 2017. The majority of our employee population receives base salary (paid on an hourly, weekly or biweekly basis) along with the potential for an annual cash bonus. As a result, total cash compensation provides an accurate depiction of total earnings for the purpose of identifying our Median Employee. A portion of our employee population identified above worked for less than the full fiscal 2017 due to commencing employment after January 1, 2017 or commencing an unpaid leave of absence during 2017. In determining the Median Employee, we annualized the total cash compensation for such individuals (but avoided creating full-time equivalencies). We then calculated the Median Employee's compensation in the same manner as the NEOs in the "2017 Summary Compensation Table."
We estimate that the Median Annual Compensation was $64,674. Our Chief Executive Officer’s 2017 total compensation was $6,486,690. Accordingly, the ratio of our CEO’s 2017 total compensation to the Median Annual Compensation is approximately 100:1. We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described above.

COMPENSATION OF DIRECTORS
The compensation reflected below summarizes the compensation earned by or paid to our non-employee directors for services as members of our Board during fiscal year 2017. Directors who are also our employees do not receive any compensation for their service as directors. Messrs. Avril, Bartoli and Kahn were appointed to the Board on January 3, 2018 and therefore are not included in the table below.

NAME	FEES EARNED OR PAID IN CASH($)	STOCK AWARDS($)	TOTAL($)
Thomas A. Christopher	$85,000	$94,991	$179,991
Cynthia S. Dubin	$85,000	$94,991	$179,991
Brian K. Ferraioli	$100,000	$94,991	$194,991
Stephen G. Hanks	$115,000	$94,991	$209,991
Anne R. Pramaggiore	$85,000	$94,991	$179,991
Larry L. Weyers	$95,000	$94,991	$189,991

FEES EARNED OR PAID IN CASH
Under our current director compensation program, which is recommended by the Compensation Committee and approved by the Board, non-employee directors are eligible to receive an annual retainer of $85,000, paid in quarterly installments and prorated for partial terms.
The chairs of Board committees and the Lead Independent Director (Mr. Hanks in 2017) receive additional annual retainers, paid in quarterly installments, as follows (prorated for partial terms):

•	the chair of the Audit and Finance Committee: $15,000;

•	the chair of each of the Compensation and Governance Committees: $10,000; and

•	the Lead Independent Director: $20,000.
Under our Supplemental Executive Retirement Plan (the “SERP”), each director may elect to defer the payment of up to 100% of his or her annual retainer and fees. Amounts elected to be deferred are credited as a bookkeeping entry into a notional account, which we refer to as a deferral account. The balance of a director’s deferral account consists of deferral contributions made by the director and hypothetical credited gains or losses attributable to investments elected by the director, or by our Compensation Committee if the director fails to make investment elections. Directors are 100% vested in their deferral accounts at all times. No director made a deferral election with respect to his or her cash retainers in 2017.
STOCK AWARDS
Our stock ownership guidelines require that non-employee directors own stock valued at five times their annual retainer, and they have five years from the date of joining the Board to acquire the required number of shares. All directors are currently in compliance with our stock ownership guidelines. In addition to the cash payments provided to our directors, each non-employee director is entitled to receive a stock award in the form of a number of fully vested shares equal to $95,000 divided by the closing price of our common stock on the grant date, rounded down to the nearest whole share. Mr. Christopher and Mr. Ferraioli each elected to defer 100% of his stock award in 2017.
The amounts reported in the “Stock Awards” column represent the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718 for these grants made in 2017. Grant date fair values for the stock awards were determined using the closing price of our common stock ($10.41) on the date of grant (May 12, 2017). Under our 2015 LTIP, directors may elect to defer payment of all or a portion of their stock awards.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information on our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan Category:	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	5,839,265
Weighted-average exercise price of outstanding options and rights	$13.15
Number of securities remaining available for future issuance	247,310

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our common stock by the following:

•	each stockholder who beneficially owns more than 5% of our common stock;

•	each current executive officer named in the 2017 Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors as a group.
For the institutional beneficial owners listed below, we have based their respective number of shares of Company common stock beneficially owned and the percentage of class amounts on the most recently reported Schedule 13G filed by such owners.
For the executive officers and directors listed below, we have based their respective number of shares of Company common stock beneficially owned and percentage of class amounts as of March 1, 2018. The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The mailing address for each of the directors and executive officers is 13024 Ballantyne Corporate Place, Suite 700, Charlotte, NC 28277.

NAME OF BENEFICIAL OWNER	COMMON STOCK: NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS[1]	OWNERSHIP OF OTHER SECURITIES	PERCENT OF CLASS[1]
5% Stockholders:
Vintage Capital Management, LLC[2]	6,600,000	14.9%	0	*
Steel Partners Holdings, L.P.[3]	5,621,962	12.8%	0	*
BlackRock, Inc.[4]	3,433,801	7.8%	0	*
Lonestar Partners, L.P.[5]	3,264,000	7.4%	0	*
VIEX Capital Advisors, LLC[6]	2,815,302	6.4%	0	*
D. E. Shaw & Co., L.P.[7]	2,390,562	5.4%	0	*
Executive Officers, Directors and Director Nominees:
Leslie C. Kass[8]	33,969	*	0	*
E. James Ferland[9]	912,989	2.0%	32,614	*
Matthew E. Avril	169,363	*	0	*
Henry E. Bartoli	8,232	*	0	*
Thomas A. Christopher[10]	4,426	*	21,624	*
Cynthia S. Dubin	19,680	*	0	*
Brian K. Ferraioli[11]	3,679	*	15,557	*
Stephen G. Hanks	26,089	*	0	*
Brian R. Kahn[12]	8,232	*	0	*
Anne R. Pramaggiore	26,721	*	0	*
Larry L. Weyers	29,484	*	0	*
Jenny L. Apker[13]	90,553	*	0	*
Elias Gedeon[14]	49,030	*	2,317	*
Mark A. Carano[15]	76,131	*	9,888	*
Mark S. Low[16]	58,210	*	0	*
All Directors, Director Nominees and Executive Officers as a group (19 persons)[17]	1,584,316	3.6%	82,000	*
*Represents less than 1.0 percent

1Percent is based on outstanding shares of our common stock on March 1, 2018.

2As reported on Schedule 13D/A filed with the SEC on February 2, 2018. The Schedule 13D/A reports beneficial ownership of 6,600,000 shares of our common stock by Vintage Capital Management, LLC which has sole voting power over zero shares, shared voting power over 6,600,000 shares and shared dispositive power over 6,600,000 shares. The Schedule 13D/A reports beneficial ownership of 6,600,000 shares by both Kahn Capital Management, LLC and Brian R. Kahn, which each have sole voting power over zero shares, shared voting power over 6,600,000 shares and shared dispositive power over 6,600,000 shares. The reporting person's address is 4705 S. Apopka Vineland Road, Suite 206, Orlando, FL 32819.
3As reported on Schedule 13D/A filed with the SEC on February 13, 2018. The Schedule 13D/A reports beneficial ownership of 5,621,962 shares of our common stock by Steel Partners Holdings L.P., SPH Group LLC, SPH Group Holdings LLC, Steel Partners Holdings GP Inc., Steel Excel Inc. and Steel Partners Ltd. which each have shared voting and dispositive power over 5,621,962 shares. The Schedule 13D/A reports beneficial ownership of 75,000 shares of our common stock by Warren G. Lichtenstein who has shared voting and dispositive power over 75,000 shares. The reporting person's address is 590 Madison Avenue, 32nd Floor, New York, New York 10022.
4As reported on Schedule 13G/A filed with the SEC on January 29, 2018. The Schedule 13G/A reports beneficial ownership of 3,433,801 shares of our common stock by BlackRock, Inc. which has sole voting power over 3,339,993 shares, shared voting power over zero shares, and sole dispositive power over 3,433,801 shares. The reporting person's address is 55 East 52nd Street, New York, NY 10055.
5As reported on Schedule 13G filed with the SEC on September 8, 2017. The Schedule 13G reports beneficial ownership of 3,264,000 shares of our common stock by Lonestar Partners, L.P., Cottonwood Capital GP LLC, Lonestar Capital Management LLC, Jerome L. Simon and Yedi Wong which each have shared voting and dispositive power over 3,264,000 shares. The reporting person's address is One Maritime Plaza, Suite 1106, San Francisco, CA 94111.
6As reported on Schedule 13D/A filed with the SEC on October 27, 2017. The Schedule 13D/A reports beneficial ownership of 2,815,302 shares of our common stock by VIEX Opportunities Fund, LP-Series One and VIEX GP, LLC which each have shared voting and dispositive power over 2,815,302 shares. The reporting person's address is 825 Third Avenue, 33rd Floor, New York, New York 10022.
7As reported on Schedule 13G/A filed with the SEC on February 14, 2018. The Schedule 13G/A reports beneficial ownership of 2,390,562 shares of our common stock by D.E. Shaw & Co., L.P. and David E. Shaw which each have shared voting and dispositive power over 2,390,562 shares. The reporting person's address is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
8Shares owned by Ms. Kass include 26,481 shares of common stock that she may acquire on the exercise of stock options and 240 shares of common stock held in our Thrift Plan.
9Shares owned by Mr. Ferland include 661,131 shares of common stock that he may acquire on the exercise of stock options and 532 shares of common stock held in our Thrift Plan. Other securities owned by Mr. Ferland include 32,614 shares of common stock underlying restricted stock units that he elected to defer under our 2015 LTIP.
10Other securities owned by Mr. Christopher include 21,624 shares of common stock underlying vested restricted stock units that he elected to defer under our 2015 LTIP.
11Other securities owned by Mr. Ferraioli include 15,557 shares of common stock underlying vested restricted stock units that he elected to defer under our 2015 LTIP.
12Shares owned by Mr. Kahn do not include beneficially owned shares held by Vintage Capital Management, LLC of which he is a principal.
13Shares owned by Ms. Apker include 58,505 shares of common stock that she may acquire on the exercise of stock options and 539 shares of common stock held in our Thrift Plan.
14Shares owned by Mr. Gedeon include 37,363 shares of common stock that he may acquire on the exercise of stock options and 189 shares of common stock held in our Thrift Plan. Other securities owned by Mr. Gedeon include 2,317 shares of common stock underlying restricted stock units that he elected to defer under our 2015 LTIP.
15Shares owned by Mr. Carano include 63,050 shares of common stock that he may acquire on the exercise of stock options and 262 shares of common stock held in our Thrift Plan. Other securities owned by Mr. Carano include 9,888 shares of common stock underlying restricted stock units that he elected to defer under our 2015 LTIP.
16Shares owned by Mr. Low include 45,329 shares of common stock that he may acquire on the exercise of stock options and 663 shares of common stock held on our Thrift Plan.
17Shares owned by all directors and officers as a group include 944,630 shares of common stock that may be acquired on the exercise of stock options and 2,586 shares of common stock held in our Thrift Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
The New York Stock Exchange (“NYSE”) listing standards require our Board to consist of at least a majority of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with us. The Board has established categorical standards, which conform to the independence requirements in the NYSE listing standards to assist it in determining director independence. These standards are contained in the Corporate Governance Principles found on our Web site at www.babcock.com under “Investors - Corporate Governance - Governance Documents.”
Based on these independence standards, our Board has determined that the following directors are independent and meet our categorical standards:

Matthew E. Avril	Brian R. Kahn
Henry E. Bartoli	Anne R. Pramaggiore
Thomas A. Christopher	Cynthia S. Dubin
Our Board has also determined that the following individuals who served as directors during our 2017 fiscal year were independent and met our categorical standards during the periods in which they served on the Board:

Brian K. Ferraioli
Stephen G. Hanks
Larry L. Weyers
In determining the independence of the directors, our Board considered ordinary course transactions between us and other entities with which the directors are associated. Those transactions are described below, although none were determined to constitute a material relationship with us. Although Mr. Weyers has no current relationship with the Company except as a director and stockholder, he is the former chairman of the board of directors of Integrys Energy Group, Inc., with which we have transacted business in the ordinary course during the last three years. Mr. Ferraioli was formerly an officer of an entity with which we have transacted business in the ordinary course during the last three years, and Ms. Pramaggiore is currently an officer of an entity with which we have transacted business in the ordinary course during the last three years. Mr. Hanks is a director of an entity with which we transact business in the ordinary course.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to our Code of Business Conduct, all employees (including our named executive officers) who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with us, supplies goods or services to us, or is our customer, are required to disclose to us and receive written approval from our Corporate Ethics and Compliance department prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the workplace. As a result, approval of the business is denied if we believe that the employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Corporate Ethics and Compliance department implements our Code of Business Conduct and related policies and the Audit and Finance Committee of our Board is responsible for overseeing our Ethics and Compliance Program, including compliance with our Code of Business Conduct. Our Board members are also responsible for complying with our Code of Business Conduct. Additionally, our Governance Committee is responsible for reviewing the professional occupations and associations of our Board members. Our Audit and Finance Committee also reviews transactions between us and other companies with which our Board members are affiliated. To obtain a copy of our Code of Business Conduct, please see the “Directors, Executive Officers and Corporate Governance” section above in this Form 10-K/A.
We enter into an indemnification agreement with each of our directors and executive officers. Under the terms of the agreement, we agree to indemnify the indemnified person, to the fullest extent permitted by Delaware law, from claims and losses arising from their service to the Company (other than certain claims brought by the indemnified party against us or any of our officers and directors). The agreement also provides each indemnified person with expense advancement to the extent the expenses arise from, or might reasonably be expected to arise from, an indemnifiable claim and contains additional terms meant to facilitate a determination of the indemnified person’s entitlement to such benefits.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our Board has ratified the decision of the Audit and Finance Committee to appoint Deloitte & Touche LLP (“Deloitte”) to serve as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2018. Although we are not required to seek stockholder approval of this appointment, we intend to seek stockholder approval of our registered public accounting firm annually. No determination has been made as to what action the Audit and Finance Committee and the Board would take if our stockholders fail to ratify the appointment. Even if the appointment is ratified, the Audit and Finance Committee retains discretion to appoint a new independent registered public accounting firm at any time if the Audit and Finance Committee concludes such a change would be in our best interests. We expect that representatives of Deloitte will be present at the 2018 annual meeting of stockholders and will have an opportunity to make a statement if they desire to do so and to respond to appropriate questions.
For the years ended December 31, 2017 and December 31, 2016, we paid Deloitte fees, including expenses and taxes, totaling $4,798,630 and $3,424,534, respectively, which are categorized below.

	2017 fees	2016 fees
Audit The Audit fees were for professional services rendered for the audits of the combined and consolidated financial statements of the Company, the audit of the Company’s internal control over financial reporting, statutory and subsidiary audits, reviews of the quarterly combined and consolidated financial statements of the Company and assistance with review of documents filed with the SEC.	$4,703,835	$3,329,250
Audit-Related There were no Audit-Related fees.	35,800	—
Tax The Tax fees were for professional services rendered for consultations on various U.S. federal, state and international tax compliance matters, as well as consultation and advice on various foreign tax matters.	58,995	95,284
All Other There were no other fees for services.	—	—
TOTAL	$4,798,630	$3,424,534
It is the policy of our Audit and Finance Committee to pre-approve all audit engagement fees, terms and services and permissible non-audit services to be performed by our independent registered public accounting firm.
Annually, the independent registered public accounting firm and the Vice President, Controller and Chief Accounting Officer present to the Audit and Finance Committee the anticipated services to be performed by the firm during the year. The Audit and Finance Committee reviews and, as it deems appropriate, pre-approves those services. The separate Audit, Audit-Related, Tax and All Other services and estimated fees are presented to the Audit and Finance Committee for consideration. The Audit and Finance Committee reviews on at least a quarterly basis the proposed services and fees for additional services that have occurred and are outside the scope of the services and fees initially pre-approved by the Audit and Finance Committee. In order to respond to time-sensitive requests for services that may arise between regularly scheduled meetings, the Audit and Finance Committee has pre-approved specific audit, audit-related, tax and other services and individual and aggregate fees for such services. The Audit and Finance Committee did not approve any audit, audit-related, tax or other services pursuant to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act.

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

10.37	Equity Commitment Agreement, dated March 1, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC

10.38†	Supplement to Employment Agreement, dated March 1, 2018, by and between Babcock & Wilcox Enterprises, Inc. and E. James Ferland

10.39
Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

21.1**	Significant Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1**	Section 1350 certification of Chief Executive Officer

32.2**	Section 1350 certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**    Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018.

†    Management contract or compensatory plan or arrangement.

Item 16.        Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

/s/ Leslie C. Kass
March 5, 2018	By:	Leslie C. Kass
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title

/s/ Leslie C. Kass	President, Chief Executive Officer and Director (Principal Executive Officer)
Leslie C. Kass

/s/ Jenny L. Apker	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Representative)
Jenny L. Apker

/s/ Daniel W. Hoehn	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Daniel W. Hoehn

/s/ Matthew E. Avril	Director
Matthew E. Avril

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Cynthia S. Dubin	Director
Cynthia S. Dubin

Director
Brian R. Kahn

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

March 5, 2018