Form 10-Q
period 2018-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2018-05-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at May 4, 2018 was 168,637,854.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenues	$311,357	$391,104
Costs and expenses:
Cost of operations	322,013	332,503
Selling, general and administrative expenses	71,926	66,916
Restructuring activities and spin-off transaction costs	6,862	3,032
Research and development costs	1,508	2,262
Total costs and expenses	402,309	404,713
Equity in income and impairment of investees	(11,757)	618
Operating loss	(102,709)	(12,991)
Other income (expense):
Interest income	154	113
Interest expense	(13,516)	(1,750)
Benefit plans, net	6,997	4,191
Other – net	2,819	(371)
Total other income (expense)	(3,546)	2,183
Loss before income tax expense	(106,255)	(10,808)
Income tax expense (benefit)	14,080	(3,967)
Net loss	(120,335)	(6,841)
Net income attributable to noncontrolling interest	(98)	(204)
Net loss attributable to stockholders	$(120,433)	$(7,045)

Basic loss per share	$(2.73)	$(0.14)

Diluted loss per share	$(2.73)	$(0.14)

Shares used in the computation of earnings per share:
Basic	44,187	48,740
Diluted	44,187	48,740
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(120,335)	$(6,841)
Other comprehensive income (loss):
Currency translation adjustments:
Currency translation adjustments, net of taxes	3,223	5,417

Reclassification adjustment of CTA with the sale of equity method investment	(2,044)	—
Income taxes	—	—
Reclassification adjustment for (gains) losses included in net income, net of taxes	(2,044)	—

Derivative financial instruments:
Unrealized gains on derivative financial instruments	1,601	5,901
Income taxes	377	1,314
Unrealized gains on derivative financial instruments, net of taxes	1,224	4,587
Derivative financial instrument (gains) losses reclassified into net income	(1,628)	(4,898)
Income taxes	(356)	(1,055)
Reclassification adjustment for (gains) losses included in net income, net of taxes	(1,272)	(3,843)

Benefit obligations:
Unrealized losses on benefit obligations	(55)	(44)
Income taxes	—	—
Unrealized losses on benefit obligations, net of taxes	(55)	(44)
Amortization of benefit plan costs (benefits)	(384)	(873)
Income taxes	—	9
Amortization of benefit plan costs (benefits), net of taxes	(384)	(882)

Other	—	34

Other comprehensive income	692	5,269
Total comprehensive loss	(119,643)	(1,572)
Comprehensive income (loss) attributable to noncontrolling interest	463	(190)
Comprehensive loss attributable to stockholders	$(119,180)	$(1,762)
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$37,382	$56,667
Restricted cash and cash equivalents	49,686	25,980
Accounts receivable – trade, net	279,297	291,704
Accounts receivable – other	73,905	78,970
Contracts in progress	161,679	161,220
Inventories	77,528	82,162
Other current assets	42,635	35,554
Total current assets	722,112	732,257
Net property, plant and equipment	139,593	141,931
Goodwill	205,169	204,398
Deferred income taxes	87,116	97,826
Investments in unconsolidated affiliates	8,421	43,278
Intangible assets	73,688	76,780
Other assets	30,413	25,759
Total assets	$1,266,512	$1,322,229

Foreign revolving credit facilities	$4,345	$9,173
Second lien term loan facility	162,516	160,141
Accounts payable	226,896	225,234
Accrued employee benefits	32,111	30,153
Advance billings on contracts	163,313	181,070
Accrued warranty expense	40,044	39,020
Other accrued liabilities	104,961	99,536
Total current liabilities	734,186	744,327
U.S. revolving credit facility	177,044	94,300
Pension and other accumulated postretirement benefit liabilities	246,870	256,390
Other noncurrent liabilities	38,416	36,509
Total liabilities	1,196,516	1,131,526
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 44,381 and 44,065 shares at March 31, 2018 and December 31, 2017, respectively	503	499
Capital in excess of par value	801,117	800,968
Treasury stock at cost, 5,819 and 5,681 shares at March 31, 2018 and December 31, 2017, respectively	(105,505)	(104,785)
Retained deficit	(613,017)	(492,150)
Accumulated other comprehensive loss	(21,775)	(22,429)
Stockholders' equity attributable to shareholders	61,323	182,103
Noncontrolling interest	8,673	8,600
Total stockholders' equity	69,996	190,703
Total liabilities and stockholders' equity	$1,266,512	$1,322,229
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(120,335)	$(6,841)
Non-cash items included in net loss:
Depreciation and amortization of long-lived assets	9,070	11,582
Amortization of debt issuance costs and debt discount	4,951	345
Income from equity method investees	(6,605)	(618)
Other than temporary impairment of equity method investment in TBWES	18,362	—
Losses on asset disposals and impairments	527	655
Provision for (benefit from) deferred income taxes	1,056	(1,023)
Mark to market losses (gains) and prior service cost amortization for pension and postretirement plans	(439)	189
Stock-based compensation, net of associated income taxes	153	4,230
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,337	(5,833)
Contracts in progress and advance billings on contracts	(18,331)	(45,123)
Inventories	4,266	1,616
Income taxes	10,126	3,338
Accounts payable	(3,038)	(850)
Accrued and other current liabilities	3,138	(33,717)
Pension liabilities, accrued postretirement benefits and employee benefits	(9,640)	(2,461)
Other, net	4,565	(251)
Net cash from operating activities	(84,837)	(74,762)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,204)	(4,459)
Acquisition of business, net of cash acquired	—	(52,547)
Proceeds from sale of business	5,105	—
Proceeds from sale of equity method investment in a joint venture	21,078	—
Purchases of available-for-sale securities	(9,612)	(13,831)
Sales and maturities of available-for-sale securities	9,451	15,696
Other, net	167	107
Net cash from investing activities	22,985	(55,034)
Cash flows from financing activities:
Borrowings under our U.S. Revolving Credit Facility	157,100	255,393
Repayments of our U.S. Revolving Credit Facility	(74,356)	(175,193)
Borrowings under our foreign revolving credit facilities	—	183
Repayments of our foreign revolving credit facilities	(5,022)	(2,157)
Shares of our common stock returned to treasury stock	(720)	(844)
Debt issuance costs	(5,441)	—
Other	(78)	(1,338)
Net cash from financing activities	71,483	76,044
Effects of exchange rate changes on cash	(5,210)	1,325
Net increase (decrease) in cash, cash equivalents and restricted cash	4,421	(52,427)
Cash, cash equivalents and restricted cash, beginning of period	82,647	123,657
Cash, cash equivalents and restricted cash, end of period	$87,068	$71,230

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 1 – BASIS OF PRESENTATION

These interim financial statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "we," "us," "our" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report"). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our condensed consolidated financial statements on the basis of continuing operations, unless otherwise stated.

Going concern considerations

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty other than the reclassification of our Second Lien Term Loan Facility, as described below, to current liabilities.

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the first quarter of 2018 on our European renewable energy contracts described in Note 4 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017 and at March 31, 2018. To avoid default, we obtained amendments to our U.S. revolving credit facility, dated May 11, 2015 (as amended, the "U.S. Revolving Credit Facility"), on March 1, 2018 and April 10, 2018 that temporarily waived the financial covenant defaults that existed at December 31, 2017 and March 31, 2018, respectively. We also completed a Rights Offering, as described in Note 17 on April 30, 2018, which raised gross proceeds of $248.5 million, a substantial portion of which was used to fully repay and terminate our second lien term loan facility, dated August 9, 2017 (the "Second Lien Term Loan Facility"), and the remainder of which will be used for working capital purposes, as described in Note 16 and Note 17.

Our plan to further improve our liquidity position and to remedy the going concern uncertainty includes, but is not limited to:

•
progressing an active program to sell at least $100.0 million of assets by March 31, 2019 as required under the terms of Amendment 5 to the U.S. Revolving Credit Facility, as described in Note 15, the proceeds of which would primarily be used to repay outstanding borrowings under the U.S. Revolving Credit Facility;

•	exploring options to reduce costs in our business;

•	selling certain other assets or exiting certain markets if we believe the opportunity would improve our liquidity;

•
working to mitigate, where possible, the adverse impact of our net losses over the past two years on our core operations, customers, vendors and banking relationships (e.g., providers of bank guarantees, letters of credit and surety bonds); and

•	dedicating contract management resources to the performance, efficiency and timely completion of our existing and forecasted portfolio of contracts;

While we believe that the actions summarized above are more likely than not to address the substantial doubt about our ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. Our plan is designed to provide us with adequate liquidity to meet our obligations for at least the twelve month period following May 8, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control. Accordingly, we cannot be certain of our ability to sell sufficient assets on terms acceptable to us, which raises substantial doubt about our ability to continue as a going concern. Additionally, our ability to meet the amended covenants associated with our U. S. Revolving Credit Facility is dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net loss attributable to shareholders	$(120,433)	$(7,045)

Weighted average shares used to calculate basic earnings per share	44,187	48,740
Dilutive effect of stock options, restricted stock and performance shares	—	—
Weighted average shares used to calculate diluted earnings per share	44,187	48,740

Basic loss per share:	$(2.73)	$(0.14)

Diluted loss per share:	$(2.73)	$(0.14)

Because we incurred a net loss in the three months ended March 31, 2018 and 2017, basic and diluted shares are the same.

If we had net income in the three months ended March 31, 2018 and 2017, diluted shares would include an additional 0.9 million and 0.4 million shares, respectively.

We excluded 2.0 million and 1.9 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

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

The segment information presented in the table below reflects the product line revenues that are reviewed by each segment's manager. These gross product line revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Power segment elimination is revenue associated with construction services. An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues:
Power segment
Retrofits & continuous emissions monitoring systems	$61,983	$61,374
New build utility and environmental	12,847	52,691
Aftermarket parts and field engineering services	73,073	75,133
Industrial steam generation	14,906	22,873
Eliminations	(3,683)	(15,775)
	159,126	196,296
Renewable segment
Renewable new build and services	44,711	88,872
Operations and maintenance	15,247	16,664
	59,958	105,536
Industrial segment
Aftermarket parts and services	19,766	26,592
Environmental solutions	40,254	26,732
Cooling systems	29,021	36,359
Engineered products	5,884	2,534
	94,925	92,217

Eliminations	(2,652)	(2,945)
	$311,357	$391,104

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark-to-market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under Amendments 3 and 5 to our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross profit (loss)(1):
Power segment	$30,909	$37,710
Renewable segment	(50,449)	10,594
Industrial segment	11,269	15,315
Intangible amortization expense included in cost of operations	(2,385)	(5,018)
	(10,656)	58,601
Selling, general and administrative ("SG&A") expenses	(70,818)	(65,922)
Restructuring activities and spin-off transaction costs	(6,862)	(3,032)
Research and development costs	(1,508)	(2,262)
Intangible amortization expense included in SG&A	(1,108)	(994)
Equity in income of investees	(11,757)	618
Operating income (loss)	$(102,709)	$(12,991)
(1) Gross profit excludes intangible amortization but includes depreciation.

	Three Months Ended March 31,
(in thousands)	2018	2017
Adjusted EBITDA
Power segment(1)	$11,240	$17,388
Renewable segment	(61,681)	927
Industrial segment	(3,446)	532
Corporate	(9,056)	(7,778)
Research and development costs	(1,508)	(2,262)
Foreign exchange & other income (expense)	2,819	(373)
	(61,632)	8,434

Gain on sale of equity method investment (BWBC)	6,509	—
Other than temporary impairment of equity method investment in TBWES	(18,362)	—
MTM loss from benefit plans	—	(1,062)
Financial advisory services included in SG&A	(3,476)	—
Acquisition and integration costs included in SG&A	—	(1,929)
Restructuring activities and spin-off transaction costs	(6,862)	(3,032)
Depreciation & amortization	(9,070)	(11,582)
Interest expense, net	(13,362)	(1,637)
Loss before income tax expense	(106,255)	(10,808)
Income tax expense (benefit)	14,080	(3,967)
Net loss	(120,335)	(6,841)
Net income attributable to noncontrolling interest	(98)	(204)
Net loss attributable to stockholders	$(120,433)	$(7,045)
(1) Power segment adjusted EBITDA includes $6.8 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended March 31, 2018 and 2017, respectively.

NOTE 4 – REVENUE RECOGNITION AND CONTRACTS

Adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606")

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a $0.5 million net increase to opening retained earnings as of January 1, 2018 from the cumulative effect of adopting Topic 606 that primarily related to transitioning the timing of certain sales commissions expense. The effect on revenue from adopting Topic 606 was not material for the three months ended March 31, 2018.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Power and Industrial segments, accounted for 28% and 29% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 72% and 71% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the percentage-of-completion method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the percentage-of-completion method contain a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in 2018 in our Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception has not been recorded for sales commission as a liability has not been incurred at that point.

Contract balances

Contracts in progress, a current asset in our condensed consolidated balance sheets, includes revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in our consolidated balance sheets, includes advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the balance sheet. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the percentage-of-completion of a contract are included in other accrued liabilities, a current liability, in our consolidated balance sheets.

The following represent the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2018	2017
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$80,663	$80,645
Revenues recognized less billings to customers	81,016	80,575
Contracts in progress	$161,679	$161,220
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$162,115	$177,953
Costs of revenue recognized less cost incurred	1,198	3,117
Advance billings on contracts	$163,313	$181,070

Accrued contract losses	$47,557	$40,634

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at March 31, 2018.

Backlog

On March 31, 2018 we had $1,763 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 44%, 15% and 42% of our remaining performance obligations as revenue in the remainder of 2018, 2019 and thereafter, respectively.

Changes in contract estimates

As of March 31, 2018, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

In the three months ended March 31, 2018 and 2017, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Increases in gross profits for changes in estimates for over time contracts	$5,337	$15,092
Decreases in gross profits for changes in estimates for over time contracts	(54,865)	(8,963)
Net changes in gross profits for changes in estimates for over time contracts	$(49,528)	$6,129

Renewable loss contracts

We had four renewable energy contracts in Europe that were loss contracts at December 31, 2016. During the three months ended June 30, 2017, two additional renewable energy contracts in Europe became loss contracts. In the three months ended March 31, 2018 and March 31, 2017, we recorded $52.6 million in net losses and $0.5 million in net gains, respectively, resulting from changes in the estimated revenues and costs to complete certain European renewable energy contracts. These changes in estimates in the three months ended March 31, 2018 and 2017 included an increase in our estimate of anticipated liquidated damages that reduced revenue associated with these six contracts by $13.3 million and a decrease of $2.9 million, respectively. The total anticipated liquidated damages associated with these six contracts was $90.3 million and $77.1 million at March 31, 2018 and December 31, 2017, respectively.

The charges recorded in the three months ended March 31, 2018 were due to revisions in the estimated revenues and costs at completion during the period across the six loss contracts described below. As of March 31, 2018, the status of these six loss contracts was as follows:

The first contract became a loss contract in the second quarter of 2016. As of March 31, 2018, this contract is approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and turnover activities linked to the customer's operation of the facility are expected to be completed in mid-2018. During the quarter ended March 31, 2018, we recognized additional contract losses of $7.1 million on the contract as a result of differences in actual and estimated costs and schedule delays. Our estimate at completion as of March 31, 2018 includes $10.0 million of total expected liquidated damages. As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $2.7 million. In the quarter ended March 31, 2017, we did not recognize any additional charges from changes in our estimate at completion, and as of March 31, 2017, this contract had $3.8 million of accrued losses and was 93% complete.

The second contract became a loss contract in the fourth quarter of 2016. As of March 31, 2018, this contract was approximately 87% complete. Commissioning activities began in the first quarter of 2018 and we expect construction will be completed on this contract and that it will startup in mid-2018. During the quarter ended March 31, 2018, we recognized contract losses of $4.1 million on this contract as a result of changes in construction cost estimates, subcontractor productivity being lower than previous estimates, and additional expected punch list and commissioning cost. Our estimate at completion as of March 31, 2018 includes $20.7 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of March 31, 2018 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $9.4 million. In the quarter ended March 31, 2017, we recognized gains of $3.8 million from changes in our estimate at completion, and as of March 31, 2017, this contract had $2.5 million of accrued losses and was 78% complete.

The third contract became a loss contract in the fourth quarter of 2016. As of March 31, 2018, this contract was approximately 98% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and partial takeover was achieved in March 2018. Remaining activities relate to punch list and finalization and are planned to be completed during the customer's next planned outage later in 2018. During the quarter ended March 31, 2018, we recognized additional contract losses of $1.9 million as a result of changes in the estimated costs at completion. Our estimate at completion as of March 31, 2018 includes $7.4 million of total expected liquidated damages due to schedule delays. As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $0.8 million. In the quarter ended March 31, 2017, we recognized charges of $2.8 million from changes in our estimate at completion, and as of March 31, 2017, this contract had $3.4 million of accrued losses and was 86% complete.

The fourth contract became a loss contract in the fourth quarter of 2016. As of March 31, 2018, this contract was approximately 87% complete. Commissioning activities began in the first quarter of 2018 and we expect construction will be completed on this contract and that it will startup in mid-2018. During the quarter ended March 31, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $12.1 million of additional contract losses due to subcontractor productivity being lower than previous estimates, additional expected punch list and commissioning cost, estimated claim settlements and estimated liquidated damages. Our estimate at completion as of March 31, 2018 includes $16.2 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of March 31, 2018 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $5.7 million. In the quarter ended March 31, 2017, we recognized gains of $1.9 million from changes in our estimate at completion, and as of March 31, 2017, this contract had $0.7 million of accrued losses and was 68% complete.

The fifth contract became a loss contract in the second quarter of 2017. As of March 31, 2018, this contract was approximately 61% complete, and we expect construction will be completed on this contract in late 2018 with turnover activities in early 2019. During the quarter ended March 31, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $18.2 million of additional contract losses. First quarter 2018 changes in estimate on this fifth contract relate primarily to taking over of the civil scope from our joint venture partner, which entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018 and receiving regulatory release later than expected to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams in a compressed time frame. Our estimate at completion as of March 31, 2018 includes $21.9 million of total expected liquidated damages due to schedule delays. As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $23.5 million. Although not a loss contract in the quarter ended March 31, 2017, we recognized charges of $2.5 million from changes in our estimate at completion, and as of March 31, 2017, this contract was 48% complete. This fifth project also includes a rejection clause that gives the customer the option to reject the deliverable, recover all monies paid to us and our partner (up to approximately $153 million), and require us to restore the property to its original state if a certain contractual milestone is not met by September 30, 2018. Meeting the contract milestone by September 30, 2018 will require, among other things, the coordination of and cooperation from various subcontractors.  Any material productivity or timing issues relating to those subcontractors may jeopardize our ability to meet the contract milestone. We are working with the customer and expect to satisfy their requirements related to this contractual milestone. Our project plans include accelerating construction work and taking other remedial actions, if necessary, to avoid the exercise of the rejection clause.

The sixth contract became a loss contract in the second quarter of 2017. As of March 31, 2018, this contract was approximately 83% complete, and we expect construction will be completed on this contract and that it will startup in the second half of 2018. During the quarter ended March 31, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $9.3 million due to additional schedule delays, inclusive of liquidated damages, and estimated claim settlements. Our estimate at completion as of December 31, 2017 includes $14.2 million of total expected liquidated damages due to schedule delays. The change in the status of this contract in 2018 was primarily attributable to changes in the estimated costs at completion and schedule delays. As of March 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $3.5 million. As of March 31, 2017, this contract was 55% complete.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure that are expected to be complete in the first half of 2018. Provisional regulatory approval to begin structural repairs to the failed beam was obtained at the end of March 2018 (later than previously estimated) and full approval to proceed with repairs was obtained in April 2018. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $48 million, which is included in the March 31, 2018 estimated losses at completion for these three contracts.

Also during the third quarter of 2017, we adjusted the design of three renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. In the fourth quarter of 2017, we obtained agreement from certain customers to increase the value of these bonus opportunities and to provide partial relief on liquidated damages. The bonus opportunities and liquidated damages relief increased the estimated selling price of the three contracts by approximately $19 million in total, and this positive change in estimated cost to complete was fully recognized in 2017 because each were loss contracts.

During the third quarter of 2016, we determined it was probable that we would receive a $15.0 million insurance recovery for a portion of the losses on the first European renewable energy contract discussed above. There was no change in the accrued probable insurance recovery at March 31, 2018. The insurance recovery represents the full amount available under the insurance policy, and is recorded in accounts receivable - other in our condensed consolidated balance sheet at March 31, 2018 and 2017.

NOTE 5 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring liabilities

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$2,320	$2,254
Restructuring expense	5,888	1,970
Payments	(2,294)	(3,527)
Balance at March 31	$5,914	$697

Accrued restructuring liabilities at March 31, 2018 and 2017 relate primarily to employee termination benefits.
Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three months ended March 31, 2018 and 2017, we recognized $0.6 million and $0.6 million, respectively, in non-cash restructuring expense related to losses (gains) on the disposals of long-lived assets.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the three months ended March 31, 2018 and 2017, we recognized spin-off costs of $0.4 million and $0.4 million, respectively.

NOTE 6 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2018, income tax expense was $14.1 million, resulting in an effective tax rate of (13.3)%. In the three months ended March 31, 2017, income tax benefit was $4.0 million, with an effective tax rate of 36.7%. Our effective tax rate for the three months ended March 31, 2018 was lower than our statutory rate primarily due to foreign losses in our Renewable segment and disallowed interest expense pursuant to the United States Tax Cuts and Jobs Act (the "Tax Act") that are subject to valuation allowances as well as other nondeductible expenses and unfavorable discrete items of $0.9 million. The discrete items include a valuation allowance on the net deferred tax assets of one of our foreign subsidiaries and the income tax effects of vested and exercised share-based compensation awards. The tax benefit associated with the $18.4 million impairment of our equity method investment in India was offset by a valuation allowance. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate enacted as part of the Tax Act and the impact of a change in our mix of domestic and foreign earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the Rights Offering which was completed on April 30, 2018, we are evaluating if we experienced an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their holdings by more than 50% during the prior three year period.  As of May 8, 2018, full information related to shareholder transactions is not available publicly or to us. If we experienced an ownership change, the future utilization of our federal net operating loss and credit carryforwards could be limited to approximately $2.5 million, annually. Additionally, we could record income tax expense of approximately $14 million in the second quarter of 2018 for a partial valuation allowance on the deferred tax assets related to our federal net operating loss and credit carryforwards.

NOTE 7 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)[1]	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
Impact of ASU 2016-1 on changes in the components of AOCI, net of tax [1]	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Amounts reclassified from AOCI to net income (loss)	(2,044)	—	(1,272)	(384)	(3,700)
Net current-period other comprehensive income (loss)	1,179	—	(48)	(439)	692
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)
1ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities requires investments to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. The standard is effective as of January 1, 2018 and requires application by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2018	2017
Release of currency translation gain with the sale of equity method investment	Equity in income and impairment of investees	$2,044	$—
	Provision for income taxes	—	—
	Net income (loss)	$2,044	$—

Derivative financial instruments	Revenues	$1,616	$5,288
	Cost of operations	12	3
	Other-net	—	(393)
	Total before tax	1,628	4,898
	Provision for income taxes	356	1,055
	Net income (loss)	$1,272	$3,843

Amortization of prior service cost on benefit obligations	Benefit plans, net	$384	$873
	Provision for income taxes	—	(9)
	Net income (loss)	$384	$882

Realized gain on investments	Other-net	$—	$43
	Provision for income taxes	—	16
	Net income (loss)	$—	$27

NOTE 8 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Held by foreign entities	$34,253	$54,274
Held by United States entities	3,129	2,393
Cash and cash equivalents	$37,382	$56,667

Reinsurance reserve requirements	$22,445	$21,061
Sale proceeds held in escrow	20,266	—
Restricted foreign accounts	6,975	4,919
Restricted cash and cash equivalents	$49,686	$25,980

Our U.S. Revolving Credit Facility described in Note 15 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 9 – INVENTORIES

The components of inventories are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials and supplies	$56,052	$60,708
Work in progress	6,454	7,867
Finished goods	15,022	13,587
Total inventories	$77,528	$82,162

NOTE 10 – EQUITY METHOD INVESTMENTS

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

Our equity method investment in Babcock & Wilcox Beijing Company, Ltd. ("BWBC") has a manufacturing facility that designs, manufactures, produces and sells various power plant and industrial boilers primarily in China. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.0 million, resulting in a gain of approximately $6.5 million. As of March 31, 2018, $19.8 million, which are the proceeds from this sale net of withholding tax, are held in escrow and classified as Restricted cash and cash equivalents on the balance sheet. The proceeds were released to us from the escrow account in May 2018.

After the sale of BWBC, our primary remaining equity method investment is in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India. TBWES has a manufacturing facility that produces boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, at which time we recorded in an $18.2 million other-than-temporary-impairment to the expected recoverable value of our investment in the joint venture. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. Additionally, AOCI includes $2.6 million at March 31, 2018 related to cumulative currency translation loss from our investment in TBWES. Our remaining carrying value of TBWES was $7.7 million at March 31, 2018 and $26.0 million at December 31, 2017.

NOTE 11 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Definite-lived intangible assets
Customer relationships	$59,701	$59,794
Unpatented technology	20,564	20,160
Patented technology	6,533	6,542
Tradename	23,038	22,951
Backlog	30,184	30,160
All other	7,598	7,611
Gross value of definite-lived intangible assets	147,618	147,218
Customer relationships amortization	(24,942)	(23,434)
Unpatented technology amortization	(5,728)	(5,013)
Patented technology amortization	(2,249)	(2,213)
Tradename amortization	(5,443)	(5,097)
Acquired backlog amortization	(29,327)	(28,695)
All other amortization	(7,546)	(7,291)
Accumulated amortization	(75,235)	(71,743)
Net definite-lived intangible assets	$72,383	$75,475

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Three months ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$76,780	$71,039
Acquisition of Universal (see Note 21)	—	19,500
Amortization expense	(3,492)	(6,012)
Currency translation adjustments and other	400	849
Balance at end of the period	$73,688	$85,376

Amortization of intangible assets is included in cost of operations and SG&A in our condensed consolidated statement of operations as shown in Note 3, but it is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Year ending	Amortization expense
Three months ending June 30, 2018	$3,372
Three months ending September 30, 2018	$2,767
Three months ending December 31, 2018	$2,768
Twelve months ending December 31, 2019	$10,255
Twelve months ending December 31, 2020	$9,106
Twelve months ending December 31, 2021	$8,903
Twelve months ending December 31, 2022	$7,334
Twelve months ending December 31, 2023	$5,856
Thereafter	$22,022

NOTE 12 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	March 31, 2018	December 31, 2017
Land	$8,977	$8,859
Buildings	123,293	122,369
Machinery and equipment	218,008	217,791
Property under construction	7,827	6,486
	358,105	355,505
Less accumulated depreciation	218,512	213,574
Net property, plant and equipment	$139,593	$141,931

NOTE 13 – WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$39,020	$40,468
Additions	5,004	4,253
Expirations and other changes	(1,356)	(509)
Increases attributable to business combinations	—	1,060
Payments	(3,200)	(2,774)
Translation and other	576	346
Balance at end of period	$40,044	$42,844

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Service cost	$189	$274	$4	$4
Interest cost	9,757	10,257	97	221
Expected return on plan assets	(16,230)	(14,856)	—	—
Amortization of prior service cost	25	25	(646)	(900)
Recognized net actuarial loss (gain)	—	1,062	—	—
Net periodic benefit cost (benefit)	$(6,259)	$(3,238)	$(545)	$(675)

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was $0.7 million. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss (gain)" in the table above. The recognized net actuarial (gain) loss was recorded in our condensed consolidated statements of operations in the "Pension benefit (cost)" line item.

We made contributions to our pension and other postretirement benefit plans totaling $3.4 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively.

NOTE 15 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	March 31, 2018	December 31, 2017
United States	$177,044	$94,300
Foreign	4,345	9,173
Total revolving debt	$181,389	$103,473

U.S. revolving credit facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company which governs the U.S. Revolving Credit Facility. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600.0 million. The proceeds from loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

On February 24, 2017, August 9, 2017, March 1, 2018 and April 10, 2018, we entered into amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement") to, among other things: (1) permit us to incur the debt under the Second Lien Term Loan Facility (discussed further in Note 16), (2) modify the definition of adjusted EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $30.1 million of charges for certain Renewable segment contracts for periods including the quarter ended September 30, 2017, up to $38.7 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2017, up to $51.1 million of charges for certain Renewable segment contracts for the quarter ended March 31, 2018 and include in the fiscal quarter ended March 31, 2018 up to $20.0 million of anticipated receipts that will be recorded after March 31, 2018 on account of contractual bonuses and liquidated damages relief, exclude up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and up to $11.0 million of fees and expenses incurred in connection with the March 1, 2018 and April 10, 2018 amendments; (3) require the Company to pledge the equity interests of certain of its wholly-owned foreign subsidiaries, and to cause certain of the Company's wholly-owned foreign subsidiaries to guarantee and provide collateral for the obligations under the Amended Credit Agreement; (4) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (5) decrease the minimum consolidated interest coverage ratio, (6) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $220.0 million in the aggregate until, among other things, the Second Lien Term Loan Facility is fully prepaid, (7) reduce commitments under the U.S. Revolving Credit Facility from $600.0 million to $450.0 million; (8) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $65.0 million as of the last business day of any calendar month, (9) require us to repay outstanding borrowings under the U.S. Revolving Credit Facility (without any reduction in commitments) with certain excess cash, (10) remove the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements; (11) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (12) limit our ability to incur debt and liens during the covenant relief period, (13) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (14) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of American Industrial Partners ("AIP") (discussed further in Note 16)), (15) prohibit us from exercising the accordion described below during the covenant relief period, (16) limit our ability to issue financial and commercial letters of credit and the applications for which they may be used under the Amended Credit Agreement, and limit the amount of such incremental letters of credit to $20.0 million until, among other things, the Second Lien Term Loan Facility is fully prepaid, (17) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (18) beginning with the quarter ended June 30, 2018, limit to no more than $15.0 million any cumulative net income losses attributable to eight specified Vølund contracts, (19) increase reporting obligations and require us to hire a third-party consultant and a chief implementation officer, (20) require us to pay a deferred facility fee as more fully set forth in the March 1, 2018 Amendment, (21) meet certain contract completion milestones in connection with six European Renewable loss contracts and (22) require us to sell at least $100 million of assets before March 31, 2019. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2019.

Other than during the covenant relief period, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the U.S. Revolving Credit Facility in an aggregate amount not to exceed the sum of (1) $200.0 million plus (2) an unlimited amount, so long as for any commitment increase under this subclause (2) our senior leverage ratio (assuming the full amount of any commitment increase under this subclause (2) is drawn) is equal to or less than 2.00:1.0 after giving pro forma effect thereto. During the covenant relief period, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

The March 1, 2018 and April 10, 2018 Amendments temporarily waived certain defaults and events of default under our U.S. Revolving Credit Facility that were breached on December 31, 2017 and March 31, 2018 or that may occur in the future, with certain amendments effective immediately and other amendments effective upon the completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility. The temporary waiver would have ended if the Rights Offering and repayment had not been completed by May 22, 2018. The temporary waiver will also end if other conditions specified in the Amendment occur. Upon any such termination of the waiver, the Company's ability to borrow funds and issue letters of credit under the Amended Credit Agreement will terminate.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our U.S. Revolving Credit Facility loans for the three months ended March 31, 2018 was $5.5 million. Included in interest expense was $2.6 million of non-cash amortization of direct financing costs for the three months ended March 31, 2018. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged, but may be reduced by up to 1.5% if the Company achieves certain asset sales.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	7.00:1.0 for the quarter ending March 31, 2018,

•	6.75:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.75:1.0 for the quarter ending December 31, 2018,

•	3.00:1.0 for the quarter ending March 31, 2019,

•	2.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019 and

•	2.50:1.0 for the quarter ending December 31, 2019 and each quarter thereafter.

After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.15:1.0 for the quarter ending March 31, 2018,

•	1.00:1.0 for the quarter ending June 30, 2018,

•	1.00:1.0 for the quarter ending September 30, 2018,

•	1.25:1.0 for the quarter ending December 31, 2018,

•	1.50:1.0 for the quarter ending March 31, 2019 and

•	2.00:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At March 31, 2018, borrowings under the Amended Credit Agreement and foreign facilities consisted of $181.4 million at an effective interest rate of 8.71%. Usage under the Amended Credit Agreement consisted of $177.0 million of borrowings, $7.7 million of financial letters of credit and $144.6 million of performance letters of credit. After giving effect to the Amendments, at March 31, 2018, we had approximately $45.3 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) were 4.24 and 1.77, respectively. We expect to amend the U.S. Revolving Credit Facility upon the completion of at least $100 million of asset sales, required on or before March 31, 2019, to update terms and financial covenants to be reflective of the remaining operations.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey that were used to provide working capital to our operations in that country. These foreign revolving credit facilities allow us to borrow up to $4.3 million in aggregate and each have a one year term. At March 31, 2018, we had $4.3 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 3.43%.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2018 and December 31, 2017 was $219.4 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of March 31, 2018 was $75.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $41.3 million as of March 31, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $439.9 million.

NOTE 16 – SECOND LIEN TERM LOAN FACILITY

Extinguishment of the second lien term loan facility

Using $214.9 million of the proceeds from the Rights Offering described in Note 17, we fully repaid the Second Lien Term Loan Facility (described below) on May 4, 2018. A loss on extinguishment of this debt of approximately $49.2 million is expected to be recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make whole interest, and $0.5 million of fees associated with the extinguishment.

Terms of the second lien term loan facility

On August 9, 2017, we entered into a second lien credit agreement (the "Second Lien Credit Agreement") with an affiliate of AIP, governing the Second Lien Term Loan Facility. The Second Lien Term Loan Facility consists of a second lien term loan in the principal amount of $175.9 million, all of which was borrowed on August 9, 2017, and a delayed draw term loan facility in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017.

Borrowings under the second lien term loan, other than the delayed draw term loan, have a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan have a coupon interest rate of 12% per annum, in each case payable quarterly. As of March 7, 2018, the interest rate increased to 12% and 14% per annum, respectively, due to the covenant default. Undrawn amounts under the delayed draw term loan accrue a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and the delayed draw term loan have a scheduled maturity of December 30, 2020.

In connection with our entry into the Second Lien Term Loan Facility, we used $50.9 million of the proceeds to repurchase and retire approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP, which was one of the conditions precedent for the Second Lien Term Loan Facility. Based on observable and unobservable market data, we determined the fair value of the shares we repurchased from the related party on August 9, 2017 was $16.7 million. We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase. The $34.2 million difference between the share repurchase price and the fair value of the repurchased shares was recorded as a discount on the Second Lien Term Loan Facility borrowing. Non-cash amortization of the debt discount and direct financing costs will be accreted to the carrying value of the loan through interest expense over the term of the Second Lien Term Loan Facility utilizing the effective interest method and an effective interest rate of 20.08%.

The carrying value of the Second Lien Term Loan Facility at March 31, 2018 was as follows (in thousands):

Face value	Unamortized debt discount and direct financing costs	Net carrying value
$195,884	$33,368	$162,516

Interest expense associated with our Second Lien Credit Agreement is comprised of the following:

(in thousands)	Coupon Interest	Accretion of debt discount and amortization of financing costs	Total Interest Expense
For the three months ended March 31, 2018	$5,269	$2,369	$7,638

Borrowings under the Second Lien Credit Agreement are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by second-priority liens on certain assets owned by us and the guarantors. The Second Lien Credit Agreement requires interest payments on loans on a quarterly basis until maturity. Voluntary prepayments made during the first year after closing are subject to a 5% make-whole premium, voluntary prepayments made during the second year after closing are subject to a 3.0% premium and voluntary prepayments made during the third year after closing are subject to a 2.0% premium. The Second Lien Credit Agreement requires us to make certain prepayments on any outstanding loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions, and subject to certain restrictions contained in an intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement.

The Second Lien Credit Agreement contains representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to certain cushions. At March 31, 2018 and December 31, 2017, we were in default of several financial covenants associated with the Second Lien Credit Agreement, which resulted in our classification of all of the net carrying value as a current liability in our condensed consolidated balance sheet. Under the terms of the intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement, the lenders under the Second Lien Credit Agreement cannot enforce remedies against the collateral until after they provide notice of enforcement and after the expiration of a 180-day standstill period. The lenders under the Second Lien Credit Agreement did not provide such notice.

The March 1, 2018 and April 10, 2018 Amended Credit Agreement amendments temporarily waived all events of default, including cross-default provisions, which resulted in the outstanding balance being classified as noncurrent in our condensed consolidated balance sheet at March 31, 2018.

NOTE 17 – RIGHTS OFFERING

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share (the "Rights Offering"). On April 10, 2018, we extended the expiration date and amended certain other terms regarding the Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights, or pay cash in lieu of fractional rights. The Rights Offering did not include an oversubscription privilege.

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.5 million. Of the proceeds received, $214.9 million were used to fully repay the Second Lien Credit Agreement and the remainder will be used for working capital purposes. Direct costs of the Rights Offering totaled approximately $3.8 million.

NOTE 18 – CONTINGENCIES

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

In December 2017, we reached an agreement in principle to settle all matters related to the ARPA litigation for $7.0 million. The agreement requires us to make payments of $2.5 million, $2.5 million and $2.0 million on July 1, 2018, 2019 and 2020, respectively. The present value of the payable amounts of $2.5 million and $3.9 million were included in other current accrued liabilities and other noncurrent accrued liabilities, respectively, in our condensed consolidated balance sheets at March 31, 2018.

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

NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At March 31, 2018 and 2017, we had deferred approximately $1.7 million and $1.6 million, respectively, of net gains on these derivative financial instruments in accumulated other comprehensive income ("AOCI").

At March 31, 2018, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $36.7 million at March 31, 2018 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our U.S. Revolving Credit Facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our U.S. Revolving Credit Facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.
The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	March 31, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$1,288	$1,088
Other assets	1,343	312
Accounts payable	14	105

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$—	$7
Accounts payable	2	1,722
Other liabilities	23	12

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended March 31,
(in thousands)	2018	2017
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$1,601	$5,901
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	1,616	5,288
Cost of operations	12	3
Other-net	—	(393)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(86)	241

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(25)	$(310)

NOTE 20 – FAIR VALUE MEASUREMENTS

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

(in thousands)
Available-for-sale securities	March 31, 2018	Level 1	Level 2	Level 3
Commercial paper	$2,538	$—	$2,538	$—
Certificates of deposit	2,995	—	2,995	—
Mutual funds	1,330	—	1,330	—
Corporate notes and bonds	1,591	1,591	—	—
United States Government and agency securities	7,516	7,516	—	—
Total fair value of available-for-sale securities	$15,970	$9,107	$6,863	$—

(in thousands)
Available-for-sale securities	December 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$1,895	$—	$1,895	$—
Certificates of deposit	2,398	—	2,398	—
Mutual funds	1,331	—	1,331	—
Corporate notes and bonds	4,447	4,447	—	—
United States Government and agency securities	5,738	5,738	—	—
Total fair value of available-for-sale securities	$15,809	$10,185	$5,624	$—

Derivatives	March 31, 2018	December 31, 2017
Forward contracts to purchase/sell foreign currencies	$2,591	$(432)

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2018 and December 31, 2017.

Non-recurring fair value measurements

The purchase price allocation associated with the January 11, 2017 acquisition of Universal Acoustic & Emission Technologies, Inc. required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures).

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 14). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

NOTE 21 – UNIVERSAL ACQUISITION

On January 11, 2017, we acquired Universal Acoustic & Emission Technologies, Inc. ("Universal") for approximately $52.5 million in cash, funded primarily by borrowings under our U.S. Revolving Credit Facility, net of $4.4 million cash acquired in the business combination. Transaction costs included in the purchase price were approximately $0.2 million. We accounted for the Universal acquisition using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. In order to purchase Universal on January 11, 2017, we borrowed approximately $55.0 million under the U.S. Revolving Credit Facility in 2017.

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. At the acquisition date, Universal employed approximately 460 people, mainly in the United States and Mexico. During 2017, we integrated Universal with our Industrial segment. Universal contributed $21.2 million of revenue and $4.9 million (excluding intangible asset amortization expense of $1.5 million) of gross profit to our operating results in the three months ended March 31, 2017.

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

The acquisition of Universal resulted in amortization expense during the three months ended March 31, 2018 and 2017 of $0.4 million and $1.5 million, respectively, which is included in cost of operations in our condensed consolidated statement of operations. Amortization of intangible assets is not allocated to segment results.

Approximately $1.0 million of acquisition and integration related costs of Universal was recorded as a component of our SG&A expenses in the condensed consolidated statement of operations in the three months ended March 31, 2017.

NOTE 22 – SUPPLEMENTAL INFORMATION

During the three months ended March 31, 2018 and 2017, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Accrued capital expenditures in accounts payable	$300	$552
Accreted interest expense on our second lien term loan facility	$2,369	$—

During the three months ended March 31, 2018 and 2017, we recognized the following cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Income tax payments	$1,822	$399
Interest payments on our U.S. revolving credit facility	$1,687	$528
Interest payments on our second lien term loan facility	$5,303	$—

During the years ended March 31, 2018 and 2017, interest expense in our condensed consolidated financial statements consisted of the following components:

(in thousands)	2018	2017
Components associated with borrowings from:
U.S. Revolving Credit Facility	$2,345	$700
Second Lien Term Loan Facility	5,269	—
Foreign revolving credit facilities	134	241
	7,748	941
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility deferred financing fees and commitment fees	3,201	716
Second Lien Term Loan Facility deferred financing fees and discount	2,369	—
	5,570	716

Other interest expense	198	93

Total interest expense	$13,516	$1,750

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the consolidated balance sheets that sum to the total of the same amounts in the consolidated statements of cash flows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$37,382	$56,667	$46,270	$95,887
Restricted cash and cash equivalents	49,686	25,980	24,960	27,770
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$87,068	$82,647	$71,230	$123,657

NOTE 23 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our consolidated financial statements in the future are summarized as follows:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize long-term leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The new accounting standard is effective for us beginning in 2019. We do not expect the new accounting standard to have a significant impact on our financial results when adopted, but will result in new balances in the consolidated balance sheets and new disclosures in the Notes.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance provides companies with the election to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. Existing guidance requiring the effect of a change in tax law or rates to be recorded in continuing operations is not affected. This standard is effective for all public business entities for fiscal years beginning after December 15, 2018, and any interim periods within those fiscal years. Early adoption is permitted in any interim period. We expect the impact of this standard on our financial statements would be immaterial, but we do not plan on early adopting this standard and have not determined whether we will exercise the election upon adoption.

New accounting standards that were adopted during the three months ended March 31, 2018 are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and replaces most existing revenue recognition guidance. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations for licenses, for determining if an entity is the principal or agent in a revenue arrangement, and for technical corrections and improvements on topics including contract costs, loss provisions on construction and production contracts and disclosures for remaining and prior-period performance obligations. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We adopted the new accounting standard as of January 1, 2018 under the modified retrospective method. See Note 4 for additional accounting policy and transition disclosures.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting standard is effective for us beginning in 2018, but early adoption is permitted. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. We adopted the new accounting standard prospectively as of January 1, 2018, which resulted in an immaterial impact on our financial results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Of the eight classification-related changes this new standard will require in the statement of cash flows, only two of the classification requirements are relevant to our historical cash flow statement presentation (presentation of debt prepayments and presentation of distributions from equity method investees). However, the new classification requirements did not change our historical statement of cash flows. We adopted the new accounting standard as of January 1, 2018, which resulted in an immaterial impact on our financial results.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the changes in the total of cash, cash equivalents and restricted cash to be shown together in the statement of cash flows and no longer presenting transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Historically, we have presented the transfer of cash to restricted cash and cash equivalents in the investing section of the statement of cash flows. With the adoption of ASU 2016-18, changes in restricted cash are also included in statement of cash flows based on the nature of the change together with unrestricted cash flows. We retrospectively adopted the new accounting standard as of January 1, 2018. The only meaningful effect on our financial statements is related to the restricted cash received from the sale of BWBC as described in Note 10, which is reflected as investing cash flow. The detail of cash, cash equivalents, and restricted cash is included in Note 22.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. Upon adoption, this affected not only how we present net periodic benefit cost, but also Power segment gross profit. We adopted the new accounting standard retrospectively as of January 1, 2018. The changes in the classification of the historical components of net periodic benefit costs from operating expense to other expense for the first quarter 2017 amounted to $4.2 million and are reflected in our condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. Statements that include the words "expect," "intend," "plan," "believe," "project," "forecast," "estimate," "may," "should," "anticipate" and similar statements of a future or forward-looking nature identify forward-looking statements.

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, joint venture partners or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully integrate and realize the expected synergies from acquisitions; our ability to successfully address productivity and schedule issues in our Renewable segment, including the ability to complete our Renewable energy contracts within the expected time frame and and the estimated costs; willingness of customers to waive liquidated damages or agree to bonus opportunities; our ability to successfully partner with third parties to win and execute renewable contracts; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting; the risks associated with integrating businesses we acquire; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; our limited ability to influence and direct the operations of our joint ventures; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; our ability to successfully consummate strategic alternatives for our MEGTEC and Universal businesses if we determine to pursue them. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report") filed with the Securities and Exchange Commission.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this or the Annual Report for any reason, except as required by law.

OVERVIEW OF RESULTS

In this report, unless the context otherwise indicates, "B&W," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. The presentation of the components of our revenues, gross profit and earnings before interest, taxes, depreciation and amortization ("EBITDA"), as reconciled in the table on the following pages of this Management's Discussion and Analysis of Financial Condition and Results of Operations is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business.

In the first quarter of 2018, the Renewable segment adjusted EBITDA loss was $61.7 million, a decrease of $62.6 million from the prior year quarter. The decrease in adjusted EBITDA was primarily due to $52.6 million of losses from changes in estimates at completion for the six Renewable contracts described further in Note 4 to the condensed and consolidated financial statements. $18.2 million of these costs relate to the fifth loss contract, where the structural steel beam failed. Changes in estimate on this fifth loss contract relate primarily to assumption of the civil scope from our joint venture partner, which entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018, and to receiving regulatory approval approximately one month later than previously expected to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams in a compressed time frame. Costs increase when construction activities accelerate because productivity of subcontractors decreases and risk of rework increases. Estimated costs to complete the second and fourth contracts increased a total of $16.1 million and also related to lower subcontractor productivity, increased costs to complete steel beam repairs, and increased estimated costs of punch list and commissioning items. Other major increases in estimated costs to complete the loss contracts primarily relate to the extension of contract time lines, including $13.3 million of additional estimated liquidated damages, and proposed settlement of claims with a civil partner on several of the loss contracts. We intend to seek insurance recoveries, additional relief from customers and will pursue other claims where appropriate and available. There can be no assurance as to recovery amounts that we may realize. The first quarter 2018 charges from changes in our estimate at completion for these six Renewable contracts on the renewable project costs do not take into account any potential recoveries to mitigate these losses.

As a result of these additional losses in the Renewable segment, in April 2018, we increased the size of our planned rights offering ("Rights Offering") by $62.1 million to $248.5 million and further amended our U.S. revolving credit facility, dated May 11, 2015 (as amended, the "U.S. Revolving Credit Facility") to temporarily waive covenant defaults that existed as of March 31, 2018. The Rights Offering expired on April 30, 2018, resulting in the issuance of 124.3 million shares of common stock for gross proceeds of approximately $248.5 million. On May 4, 2018, we used $214.9 million of the proceeds from the Rights Offering to fully repay and terminate our second lien term loan facility, dated August 9, 2017 (the "Second Lien Term Loan Facility"), resulting in an extinguishment loss of approximately $49.2 million due to the remaining unamortized debt discount and the make-whole interest required from its early repayment. Repayment of the Second Lien Term Loan Facility, which had been in default beginning March 1, 2018, is expected to save approximately $25 million in annual interest payments and $30 million of annual interest expense. We expect to use the remaining net proceeds from the Rights Offering for working capital purposes. The Rights Offering and the repayment of the Second Lien Term Loan Facility are described more fully in Note 16 and Note 17, respectively, to the condensed consolidated financial statements.

The Power segment gross profit percent improved slightly year-over-year in the first quarter, though revenue was 19% lower year over year as a result of the continued decline in global new build market for coal-fired power generation. Gross profit percentage was maintained as a result of prior restructuring activities. The Power segment also reduced selling, general and administrative expenses ("SG&A") year-over-year in the first quarter, but it did not decrease at the same rate as revenue.

In the Industrial segment, improved performance year-over-year in the first quarter in the environmental solutions and engineered product lines were offset by increased estimates to complete several new build cooling system contracts, resulting in a $4.0 million year-over-year decline in Industrial segment adjusted EBITDA.

Year-over-year comparisons of our results were also affected by:

•
$6.9 million and $3.0 million of restructuring and spin-off costs were recognized in the first quarters of 2018 and 2017, respectively. In the first quarter of 2018, restructuring primarily related to executive severance and the remaining severance costs of other restructuring initiatives. In the first quarter of 2017, restructuring cost related to severance costs from prior initiatives to restructure the business serving the power generation market in advance of lower demand for power generation from coal in the United States.

•
$3.5 million of financial advisory services are included in SG&A in the first quarter of 2018. These services are requirements of Amendments 3 and 5 to the U.S. Revolving Credit Facility, as described more fully in Note 15 to the condensed consolidated financial statements.

•
$6.5 million of gain on the sale of an equity method investment in China was recognized in the first quarter of 2018 and is included in Equity in income and impairment of investees. The sale was completed in early 2018, and the $19.8 million of proceeds are presented in restricted cash because they were held in escrow until May 2018, when regulatory release from China was received.

•	$18.4 million of other-than-temporary impairment of our equity method investment in India based on a prelimiary agreement to sell it.

•	$1.9 million of acquisition and integration costs related to Universal and SPIG were recognized in the first quarter of 2017 and were included in SG&A.

•	$1.1 million of actuarially determined mark-to-market ("MTM") losses were recognized in the first quarter of 2017, caused by lump sum settlement payments from our Canadian pension plan.

In addition to the completed Rights Offering and repayment of the Second Lien Term Loan Facility described above, we plan to sell at least $100.0 million of assets by March 31, 2019 as required under the terms of Amendment 5 to the U.S. Revolving Credit Facility, which will depend on conditions and matters that may be outside of our control. The proceeds of these asset sales would primarily be used to repay outstanding borrowings under the U.S. Revolving Credit Facility. Our plan is designed to provide us with adequate liquidity to meet our obligations for at least the twelve month period following May 8, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control. Accordingly, we cannot be certain of our ability to sell sufficient assets on terms acceptable to us which raises substantial doubt about our ability to continue as a going concern. Additionally, our ability to meet the amended covenants associated with our U. S. Revolving Credit Facility is dependent on our future financial operating results. While we believe that the actions summarized above and in Note 1 to the condensed consolidated financial statements are more likely than not to address the substantial doubt about the Company's ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 VS. 2017

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark-to-market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under Amendments 3 and 5 to our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Revenues:
Power segment	$159,126	$196,296	$(37,170)
Renewable segment	59,958	105,536	(45,578)
Industrial segment	94,925	92,217	2,708
Eliminations	(2,652)	(2,945)	293
	311,357	391,104	(79,747)
Gross profit (loss)(1):
Power segment	30,909	37,710	(6,801)
Renewable segment	(50,449)	10,594	(61,043)
Industrial segment	11,269	15,315	(4,046)
Intangible amortization expense included in cost of operations	(2,385)	(5,018)	2,633
	(10,656)	58,601	(69,257)
Selling, general and administrative ("SG&A") expenses	(70,818)	(65,922)	(4,896)
Restructuring activities and spin-off transaction costs	(6,862)	(3,032)	(3,830)
Research and development costs	(1,508)	(2,262)	754
Intangible amortization expense included in SG&A	(1,108)	(994)	(114)
Equity in income of investees	(11,757)	618	(12,375)
Operating loss	$(102,709)	$(12,991)	$(89,718)
(1) Gross profit excludes intangible amortization but includes depreciation.

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Adjusted EBITDA
Power segment(1)	$11,240	$17,388	$(6,148)
Renewable segment	(61,681)	927	(62,608)
Industrial segment	(3,446)	532	(3,978)
Corporate	(9,056)	(7,778)	(1,278)
Research and development costs	(1,508)	(2,262)	754
Foreign exchange & other income (expense)	2,819	(373)	3,192
	(61,632)	8,434	(70,066)

Gain on sale of equity method investment (BWBC)	6,509	—	6,509
Other than temporary impairment of equity method investment in TBWES	(18,362)	—	(18,362)
MTM loss from benefit plans	—	(1,062)	1,062
Financial advisory services included in SG&A	(3,476)	—	(3,476)
Acquisition and integration costs included in SG&A	—	(1,929)	1,929
Restructuring activities and spin-off transaction costs	(6,862)	(3,032)	(3,830)
Depreciation & amortization	(9,070)	(11,582)	2,512
Interest expense, net	(13,362)	(1,637)	(11,725)
Loss before income tax expense	(106,255)	(10,808)	(95,447)
Income tax expense (benefit)	14,080	(3,967)	18,047
Net loss	(120,335)	(6,841)	(113,494)
Net income attributable to noncontrolling interest	(98)	(204)	106
Net loss attributable to stockholders	$(120,433)	$(7,045)	$(113,388)
(1) Power segment adjusted EBITDA includes $6.8 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended March 31, 2018 and 2017, respectively.

Condensed and consolidated results of operations

Three months ended March 31, 2018 vs. 2017

Revenues decreased by $79.7 million to $311.4 million in the first quarter of 2018 as compared to $391.1 million in the first quarter of 2017 primarily due to the effect on the percentage of completion of the increases in estimated costs to complete and increases in estimated liquidated damages ("LDs") on new build loss contracts in our Renewable segment and due to the decline in the global new build market for coal-fired power generation, which resulted in a $37.2 million decline in revenues in our Power segment.

Gross profit decreased by 118%, or $69.3 million, to a loss of $10.7 million in the first quarter of 2018 as compared to $58.6 million of gross profit in the first quarter of 2017. The primary drivers of the decrease are the impact of the decline in the Power segment's revenues and the effect on the percentage-of-completion calculation from increases in estimated LDs and costs to complete European loss contracts in the Renewable segment.

SG&A expenses were $4.9 million higher in the first quarter of 2018, primarily relating to an increase in financial advisory fees, litigation costs and increased support costs in the Renewable segment, partially offset by reductions in other segments and at corporate.

Equity in income of investees in the first quarter of 2018 decreased $12.4 million to a loss of $11.8 million compared to income of $0.6 million in the first quarter of 2017. The decrease in equity income of investees in the first quarter of 2018 is due to an $18.4 million other-than-temporary-impairment of our investment in TBWES (a joint venture in India), offset by a

$6.5 million gain on sale of our interest in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), our former joint venture in China. Equity in income of investees is described more fully in Note 10 to the condensed consolidated financial statements.

Power

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Revenues	$159,126	$196,296	$(37,170)
Gross profit (loss)	$30,909	$37,710	$(6,801)
Adjusted EBITDA	$11,240	$17,388	$(6,148)
Gross profit %	19.4%	19.2%

Three months ended March 31, 2018 vs. 2017

Revenues decreased 19%, or $37.2 million, to $159.1 million in the quarter ended March 31, 2018, compared to $196.3 million in the corresponding quarter in 2017. The revenue decrease is attributable to the continued decline in the global new build market for coal-fired power generation, which was the primary reason for 2017 restructuring activities in the segment.

Gross profit decreased 18%, or $6.8 million, to $30.9 million in the quarter ended March 31, 2018, compared to $37.7 million in the corresponding quarter in 2017. The decrease is related to lower volume of revenue; however, we maintained our gross profit percentage as a result of contract execution and continued cost control.

Adjusted EBITDA decreased 35%, or $6.1 million, to $11.2 million in the quarter ended March 31, 2018, compared to $17.4 million in the corresponding quarter in 2017. The adjusted EBITDA decrease is attributable to lower volume. Power segment SG&A also reduced year-over-year in the first quarter, but it did not reduce at the same rate as revenue.

Gross profit has been adjusted retrospectively for a new accounting standard that required reclassification of $4.2 million of net benefit from pension and other postretirement benefit plans before MTM adjustments from gross profit to other income in the first quarter of 2017 related to periodic benefit plan expenses and benefits; as described above, adjusted EBITDA includes this net benefit before MTM adjustments. MTM adjustments are not allocated to segment results.

Renewable

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change
Revenues	$59,958	$105,536	$(45,578)
Gross profit (loss)	$(50,449)	$10,594	$(61,043)
Adjusted EBITDA	$(61,681)	$927	$(62,608)
Gross profit %	(84.1)%	10.0%

Three months ended March 31, 2018 vs. 2017

Revenues decreased 43%, or $45.6 million to $60.0 million in the quarter ended March 31, 2018 from $105.5 million in the corresponding quarter in 2017. The decrease in revenue was primarily attributable to the effect on the percentage-of-completion calculation from increases in estimated LD's and estimated costs to complete European loss contracts and the relative stage of completion for ongoing renewable energy contracts.

Gross profit decreased $61.0 million to a loss of $50.4 million in the quarter ended March 31, 2018, compared to a $10.6 million gain in the corresponding quarter in 2017. The decrease was primarily a result of incremental losses to the six renewable energy loss contracts that remained uncompleted as of March 31, 2018 described below.

Adjusted EBITDA decreased $62.6 million to a loss of $61.7 million in the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The decrease in adjusted EBITDA was primarily due to $52.6 million of losses from changes in estimates at completion for the six Renewable contracts described further in Note 4 to the condensed and consolidated financial statements. $18.2 million of these costs relate to the fifth loss contract, where the structural steel beam failed.

Changes in estimate on this fifth loss contract relate primarily to assumption of the civil scope from our joint venture partner, which entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018, and to receiving regulatory approval approximately one month later than previously expected to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams in a compressed time frame. Costs increase when construction activities accelerate because productivity of subcontractors decreases and risk of rework increases. Estimated costs to complete the second and fourth contracts increased a total of $16.1 million and also related to lower subcontractor productivity, increased costs to complete steel beam repairs, and increased estimated costs of punch list and commissioning items. Other major increases in estimated costs to complete the loss contracts primarily relate to the extension of contract time lines, including $13.3 million of additional estimated liquidated damages, and proposed settlement of claims with a civil partner on several of the loss contracts. We intend to seek insurance recoveries, additional relief from customers and will pursue other claims where appropriate and available. There can be no assurance as to recovery amounts that we may realize. The first quarter 2018 charges from changes in our estimate at completion for these six Renewable contracts on the renewable project costs do not take into account any potential recoveries to mitigate these losses.

Industrial

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Revenues	$94,925	$92,217	$2,708
Gross profit	$11,269	$15,315	$(4,046)
Adjusted EBITDA	$(3,446)	$532	$(3,978)
Gross profit %	11.9%	16.6%

Three months ended March 31, 2018 vs. 2017

Revenues increased 3%, or $2.7 million, to $94.9 million in the quarter ended March 31, 2018 from $92.2 million in the corresponding quarter in 2017. The increase in revenues in the Industrial segment is primarily due to increased environmental business which was partially offset by decreases in aftermarket parts and services and cooling systems revenues.

Gross profit decreased 26%, or $4.0 million, to $11.3 million in the quarter ended March 31, 2018, compared to $15.3 million in the corresponding quarter in 2017. The net decrease in gross profit and the gross profit percentage reflects increases in estimated costs to complete new build cooling systems work.

Adjusted EBITDA decreased by $4.0 million to a loss of $3.4 million in the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017. The decrease was primarily attributable to the lower gross profit mentioned above.

Bookings and backlog

Bookings and backlog are our measure of remaining performance obligations under our sales contracts. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

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

	Three months ended March 31,
(In millions)	2018	2017
Power	$271	$177
Renewable	46	36
Industrial	83	105
Other/eliminations	(1)	(1)
Bookings	$399	$317

(In approximate millions)	March 31, 2018	December 31, 2017	March 31, 2017
Power	$565	$453	$599
Renewable(1)	994	1,008	1,171
Industrial	245	258	252
Other/eliminations	(41)	(43)	(1)
Backlog	$1,763	$1,676	$2,021

(1)
Renewable backlog at March 31, 2018 includes $744 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations ranging to between 2019 and 2035. Generally such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at March 31, 2018, we expect to recognize revenues as follows:

(In approximate millions)	2018	2019	Thereafter	Total
Power	$361	$104	$100	$565
Renewable	242	126	626	994
Industrial	190	45	10	245
Other/eliminations	(23)	(15)	(3)	(41)
Backlog	$770	$260	$733	$1,763

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.3 million to $9.1 million from $7.8 million primarily as a result of increased legal costs related to shareholder litigation described in Note 18 to the condensed consolidated financial statements.

Research and development

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $1.5 million and $2.3 million for the quarter ended March 31, 2018 and 2017, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

2018 Restructuring activities

Restructuring cost includes $4.9 million of severance cost in the quarter ended March 31, 2018 for two former executive officers. The Senior Vice President and Chief Business Development Officer, was terminated as our opportunities in the Power segment continue to shift more toward aftermarket parts and service and retrofit opportunities in the Americas, and away from large international new-build prospects. This action was also in-line with our strategy to optimize the Power segment and overall cost structure for the current market environment, including the elimination of the Chief Business Development Officer position. The Chief Executive Officer position was transitioned to Leslie C. Kass in anticipation of the former Chief Executive Officer's employment agreement expiring on June 30, 2018.

Additionally, in March 2018, we appointed a Chief Implementation Officer as result of Amendment 5 to the U.S. Revolving Credit Facility. His duties include assisting management in reviewing strategic options and identifying opportunities for cost savings initiatives, among other strategic activities.

Pre-2018 Restructuring activities

In the second half of 2017, we announced plans to implement restructuring actions to improve our global cost structure and increase our financial flexibility. The restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included reduction of approximately 30% of B&W Vølund's workforce, which will right-size its workforce to operate under a new execution model focused on B&W's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. We believe the new B&W Vølund business model provides us with a lower risk profile and aligns with our strategy of being an industrial and power equipment technology and solutions provider. Other actions were focused on productivity and efficiency gains to enhance profitability and cash flows, and to mitigate the impact of lower demand in the global coal-fired power market. Total costs associated with these restructuring actions were $1.4 million in the quarter ended March 31, 2018. We do not expect significant additional costs related to these activities in 2018.

Our series of restructuring activities prior to 2017 were intended to help us maintain margins, make our costs more variable and allow our business to be more flexible. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. This new matrix organization and operating model required different competencies and, in some cases, changes in leadership. While primarily applicable to our Power segment, our restructuring actions also benefit the Renewable and Industrial segments to a lesser degree. As demonstrated in our Power segment's gross profit percentages, we have achieved our objective of maintaining gross profit in the segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

On June 28, 2016, we announced actions to restructure our power business in advance of lower projected demand for power generation from coal in the United States. These restructuring actions were primarily in the Power segment. Additionally, we announced leadership changes on December 6, 2016, which included the departure of members of management in our Renewable segment. The costs associated with these restructuring activities totaled $1.0 million in the quarter ended March 31, 2017. We do not expect additional restructuring charges related to these activities in 2018.

Other restructuring initiatives announced prior to 2016 were intended to better position us for growth and profitability. They have primarily been related to facility consolidation and organizational efficiency initiatives. We reversed remaining accruals of $0.3 million in the quarter ended March 31, 2018 related to pre-2017 restructuring activities and do not expect additional restructuring adjustments in 2018.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the quarters ended March 31, 2018 and 2017, we recognized spin-off costs of $0.4 million and $0.4 million, respectively. In 2017, we disbursed $1.9 million of the accrued retention awards. We do not expect additional costs related to the spin-off transaction in 2018.

Equity in income (loss) of investees

In the first quarter of 2018, we sold all of our interest in BWBC to our joint venture partner for approximately $21.0 million, which resulted in a gain of approximately $6.5 million during the first quarter of 2018. The sale of our BWBC joint venture in China is further described in Note 10 to the condensed consolidated financial statements.

At March 31, 2018, our total investment in equity method investees is $8.4 million, which included a $7.7 million investment in TBWES. TBWES has a manufacturing facility intended primarily for new build coal boiler projects in India. Based on a preliminary agreement to sell our investment in TBWES, we recognized a $18.4 million other-than-temporary-impairment of our investment in TBWES in the first quarter of 2018. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. Additionally, AOCI includes $2.6 million at March 31, 2018 for AOCI related to cumulative currency translation loss from our investment in TBWES.

Depreciation and intangible asset amortization

Depreciation was $5.6 million in each of the first quarters of 2018 and 2017.

We recorded $3.5 million and $6.0 million of intangible asset amortization expense during the first quarters of March 31, 2018 and 2017, respectively. We expect intangible asset amortization expense will be approximately $8.9 million for the remainder of 2018.

Mark to market adjustments

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement of $0.4 million and an interim mark to market loss of $0.7 million. The $1.1 million charge during the first quarter of 2017 is not necessarily representative of future interim accounting adjustments as such events are not currently predicted and interim measurement of mark to market adjustments are subject to the current actuarial assumptions. We expect MTM adjustments in one of our other postretirement plans and in our Canadian pension plan resulting from settlements which occurred in the second quarter of 2018.

Provision for income taxes

	Three months ended March 31,
(In thousands, except for percentages)	2018	2017	$ Change
Income (loss) before income taxes	(106,255)	$(10,808)	$(77,544)
Income tax expense (benefit)	14,080	$(3,967)	$18,382
Effective tax rate	(13.3)%	36.7%

We operate in numerous countries that have statutory tax rates that differ from that of the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items.

Income (loss) before provision for income taxes generated in the United States and foreign locations for the quarters ended March 31, 2018 and 2017 is presented in the table below.

	Three months ended March 31,
(in thousands)	2018	2017
United States	$(25,023)	$(8,675)
Other than the United States	(81,232)	(2,133)
Income (loss) before provision for (benefit from) income taxes	$(106,255)	$(10,808)

See Note 6 of the condensed consolidated financial statements for explanation of differences between our effective income tax rate and our statutory rate.

Liquidity and capital resources

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the first quarter of 2018 on our European renewable energy contracts described in Note 4 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017 and at March 31, 2018. To avoid default, we obtained amendments to our U.S. revolving credit facility, dated May 11, 2015 (as amended, the "U.S. Revolving Credit Facility"), on March 1, 2018 and April 10, 2018 that temporarily waived the financial covenant defaults that existed at December 31, 2017 and March 31, 2018, respectively. We also completed a Rights Offering, as described in Note 17 on April 30, 2018, which raised gross proceeds of $248.5 million, a substantial portion of which was used to fully repay and terminate our second lien term loan facility, dated August 9, 2017 (the "Second Lien Term Loan Facility"), and the remainder of which will be used for working capital purposes, as described in Note 16 and Note 17.

Our plan to further improve our liquidity position and to remedy the going concern uncertainty includes, but is not limited to:

•
progressing an active program to sell at least $100.0 million of assets by March 31, 2019 as required under the terms of Amendment 5 to the U.S. Revolving Credit Facility, as described in Note 15, the proceeds of which would primarily be used to repay outstanding borrowings under the U.S. Revolving Credit Facility;

•	exploring options to reduce costs in our business;

•	selling certain other assets or exiting certain markets if we believe the opportunity would improve our liquidity;

•
working to mitigate, where possible, the adverse impact of our net losses over the past two years on our core operations, customers, vendors and banking relationships (e.g., providers of bank guarantees, letters of credit and surety bonds); and

•	dedicating contract management resources to the performance, efficiency and timely completion of our existing and forecasted portfolio of contracts;

While we believe that the actions summarized above are more likely than not to address the substantial doubt about our ability to continue as a going concern, we cannot assert that it is probable that our plans will fully mitigate the conditions identified. Our plan is designed to provide us with adequate liquidity to meet our obligations for at least the twelve month period following May 8, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control. Accordingly, we cannot be certain of our ability to sell sufficient assets on terms acceptable to us, which raises substantial doubt about our ability to continue as a going concern. Additionally, our ability to meet the amended covenants associated with our U. S. Revolving Credit Facility is dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense could be required.

At March 31, 2018, our cash and cash equivalents totaled $37.4 million and we had $343.9 million of total borrowings ($377.3 million face value before debt discounts). Our foreign business locations held $34.3 million of our $37.4 million of unrestricted cash and cash equivalents at March 31, 2018. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.

After giving effect to the amendments to our U.S. Revolving Credit Facility, we had approximately $45.3 million of availability as of March 31, 2018. Based on our forecasted results of operations for twelve months after the filing of this document, we believe the $248.5 million of new capital that was raised under the Rights Offering, availability under the U.S. Revolving Credit Facility, proceeds from required asset sales, backlog, cash on-hand and our ability to manage future discretionary cash outflows will provide adequate liquidity until our operations begin to generate cash, which we expect to be in late 2018. Our forecasted use of cash during 2018 will primarily be in the Renewable segment as we fund accrued contract losses and work down advanced bill positions. After required asset sales are completed, we expect to have sufficient borrowing capacity under the U.S. Revolving Credit Facility to meet our liquidity needs. However, there can be no assurance that we will be able to complete such required asset sales on favorable terms, or at all.

Net cash used in operations was $84.8 million in the three months ended March 31, 2018, which was primarily due to the $102.7 million operating loss, and was primarily related to foreign operations. Funding of previously accrued contract losses was approximately offset by increases in accrued losses during the first quarter of 2018. In the three months ended March 31, 2017, cash used in operations was $74.8 million and primarily related to reductions in Advance billings on contracts as contract work was performed together with associated decreases in accrued contract liabilities, payment of 2016 accrued incentive compensation and certain income tax payments.

Net cash provided from investing activities was $23.0 million in the three months ended March 31, 2018, primarily from the sale of our equity method investment in BWBC for $21.1 million and the sale of a small emissions monitoring business for $5.1 million (subject to potential working capital adjustments), offset by $3.2 million of capital expenditures. As of March 31, 2018, the proceeds from the sale of our investment in BWBC ($19.8 million net of withholding tax at the March 31, 2018 exchange rate) are presented in restricted cash because they were held in escrow until May 2018, when regulatory release from China was received. In the three months ended March 31, 2017, net cash used by investing activities was $55.0 million, primarily related to $52.5 million used to purchase Universal (net of cash acquired) and $4.5 million of capital expenditures, partly offset by a net $5.0 million decrease in available for sale securities held by our captive insurance company.

Net cash provided by financing activities was $71.5 million in the three months ended March 31, 2018, primarily related to the $82.7 million net borrowings from the U.S. Revolving Credit Facility for working capital purposes, partly offset by the $5.1 million paid as fees related to the March 1, 2018 amendment to the U.S. Revolving Credit Facility and reductions to foreign credit facility borrowings. Net cash provided by financing activities in the three months ended March 31, 2017 was $76.0 million primarily related to $80.2 million of borrowings under the U.S. Revolving Credit Facility to fund the Universal acquisition and for working capital purposes, offset by reductions in foreign credit facility borrowings.

Rights offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share (the "Rights Offering"). On April 10, 2018, we extended the expiration date and amended certain other terms regarding the Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights, or pay cash in lieu of fractional rights. The Rights Offering did not include an oversubscription privilege.

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.5 million. Of the proceeds received, $214.9 million were used to fully repay the Second Lien Credit Agreement and the remainder will be used for working capital purposes. Direct costs of the Rights Offering totaled approximately $3.8 million.

U.S. revolving credit facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company which governs the U.S. Revolving Credit Facility. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600.0 million. The proceeds from loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendments described below.

On February 24, 2017, August 9, 2017, March 1, 2018 and April 10, 2018, we entered into amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement") to, among other things: (1) permit us to incur the debt under the Second Lien Term Loan Facility (discussed further in Note 16), (2) modify the definition of adjusted EBITDA in the Amended Credit Agreement to exclude: up to $98.1 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2016, up to $115.2 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2017, up to $30.1 million of charges for certain Renewable segment contracts for periods including the quarter ended September 30, 2017, up to $38.7 million of charges for certain Renewable segment contracts for periods including the quarter ended December 31, 2017, up to $51.1 million of charges for certain Renewable segment contracts for the quarter ended March 31, 2018 and include in the fiscal quarter ended March 31, 2018 up to $20.0 million of anticipated receipts that will be recorded after March 31, 2018 on account of contractual bonuses and liquidated damages relief, exclude up to $4.0 million of aggregate restructuring expenses incurred during the period from July 1, 2017 through September 30, 2018 measured on a consecutive four-quarter basis, realized and unrealized foreign exchange losses resulting from the impact of foreign currency changes on the valuation of assets and liabilities, and up to $11.0 million of fees and expenses incurred in connection with the March 1, 2018 and April 10, 2018 amendments; (3) require the Company to pledge the equity interests of certain of its wholly-owned foreign subsidiaries, and to cause certain of the Company's wholly-owned foreign subsidiaries to guarantee and provide collateral for the obligations under the Amended Credit Agreement; (4) replace the maximum leverage ratio with a maximum senior debt leverage ratio, (5) decrease the minimum consolidated interest coverage ratio, (6) limit our ability to borrow under the Amended Credit Agreement during the covenant relief period to $220.0 million in the aggregate until, among other things, the Second Lien Term Loan Facility is fully prepaid, (7) reduce commitments under the U.S. Revolving Credit Facility from $600.0 million to $450.0 million; (8) require us to maintain liquidity (as defined in the Amended Credit Agreement) of at least $65.0 million as of the last business day of any calendar month, (9) require us to repay outstanding borrowings under the U.S. Revolving Credit Facility (without any reduction in commitments) with certain excess cash, (10) remove the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements; (11) increase the pricing for borrowings and commitment fees under the Amended Credit Agreement, (12) limit our ability to incur debt and liens during the covenant relief period, (13) limit our ability to make acquisitions and investments in third parties during the covenant relief period, (14) prohibit us from paying dividends and undertaking stock repurchases during the covenant relief period (other than our share repurchase from an affiliate of American Industrial Partners ("AIP") (discussed further in Note 16)), (15) prohibit us from exercising the accordion described below during the covenant relief period, (16) limit our ability to issue financial and commercial letters of credit and the applications for which they may be used under the Amended Credit Agreement to $20.0 million until, among other things, the Second Lien Term Loan Facility is fully prepaid, (17) require us to reduce commitments under the Amended Credit Agreement with the proceeds of certain debt issuances and asset sales, (18) beginning with the quarter ended June 30, 2018, limit to no more than $15.0 million any cumulative net income losses attributable to eight specified Vølund contracts, (19) increase reporting obligations and require us to hire a third-party consultant and a chief implementation officer, (20) require us to pay a deferred facility fee as more fully set forth in the March 1, 2018 Amendment, (21) meet certain contract completion milestones in connection with six European Renewable loss contracts and (22) require us to sell at least $100 million of assets before March 31, 2019. The covenant relief period will end, at our election, when the conditions set forth in the Amended Credit Agreement are satisfied, but in no event earlier than the date on which we provide the compliance certificate for our fiscal quarter ended December 31, 2019.

Other than during the covenant relief period, the Amended Credit Agreement contains an accordion feature that allows us, subject to the satisfaction of certain conditions, including the receipt of increased commitments from existing lenders or new commitments from new lenders, to increase the amount of the commitments under the U.S. Revolving Credit Facility in an aggregate amount not to exceed the sum of (1) $200.0 million plus (2) an unlimited amount, so long as for any commitment increase under this subclause (2) our senior leverage ratio (assuming the full amount of any commitment increase under this subclause (2) is drawn) is equal to or less than 2.00:1.0 after giving pro forma effect thereto. During the covenant relief period, our ability to exercise the accordion feature will be prohibited.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates are (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

The March 1, 2018 and April 10, 2018 Amendments temporarily waived certain defaults and events of default under our U.S. Revolving Credit Facility that were breached on December 31, 2017 and March 31, 2018 or that may occur in the future, with certain amendments effective immediately and other amendments effective upon the completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility. The temporary waiver would have ended if the Rights Offering and repayment had not been completed by May 22, 2018. The temporary waiver will also end if other conditions specified in the Amendment occur. Upon any such termination of the waiver, the Company's ability to borrow funds and issue letters of credit under the Amended Credit Agreement will terminate.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our U.S. Revolving Credit Facility loans for the three months ended March 31, 2018 was $5.5 million. Included in interest expense was $2.6 million of non-cash amortization of direct financing costs for the three months ended March 31, 2018. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged, but may be reduced by up to 1.5% if the Company achieves certain asset sales.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	7.00:1.0 for the quarter ending March 31, 2018,

•	6.75:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.75:1.0 for the quarter ending December 31, 2018,

•	3.00:1.0 for the quarter ending March 31, 2019,

•	2.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019 and

•	2.50:1.0 for the quarter ending December 31, 2019 and each quarter thereafter.

After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.15:1.0 for the quarter ending March 31, 2018,

•	1.00:1.0 for the quarter ending June 30, 2018,

•	1.00:1.0 for the quarter ending September 30, 2018,

•	1.25:1.0 for the quarter ending December 31, 2018,

•	1.50:1.0 for the quarter ending March 31, 2019 and

•	2.00:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At March 31, 2018, borrowings under the Amended Credit Agreement and foreign facilities consisted of $181.4 million at an effective interest rate of 8.71%. Usage under the Amended Credit Agreement consisted of $177.0 million of borrowings, $7.7 million of financial letters of credit and $144.6 million of performance letters of credit. After giving effect to the Amendments, at March 31, 2018, we had approximately $45.3 million available for borrowings or to meet letter of credit requirements primarily based on trailing 12 month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) were 4.24 and 1.77, respectively. We expect to amend the U.S. Revolving Credit Facility upon the completion of at least $100 million of asset sales, required on or before March 31, 2019, to update terms and financial covenants to be reflective of the remaining operations.

Second lien term loan

On August 9, 2017, we entered into the Second Lien Term Loan Facility with an affiliate of AIP. The Second Lien Term Loan Facility consisted of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017. Through March 7, 2018, the interest rates were 10% and 12% per annum under the second lien term loan and the delayed draw term loan, respectively; each increased by 200 basis points to 12% and 14% per annum, respectively, beginning March 7, 2018, and in each case interest was payable quarterly.

Using $214.9 million of the proceeds from the Rights Offering described above, we fully repaid the Second Lien Term Loan Facility (described below) on May 4, 2018. A loss on extinguishment of this debt of approximately $49.2 million is expected to be recognized in the second quarter of 2018 as a result of the $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make whole interest, and $0.5 million of fees associated with the extinguishment.

Foreign revolving credit facilities

Outside of the United States, we have revolving credit facilities in Turkey that are used to provide working capital to our operations in each country. These foreign revolving credit facilities allow us to borrow up to $4.3 million in aggregate and each have a one year term. At March 31, 2018, we had $4.3 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 3.43%.

Letters of credit, bank guarantees and surety bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2018 and December 31, 2017 was $219.4 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of March 31, 2018 was $75.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $41.3 million as of March 31, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $439.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the quarter ended March 31, 2018.

Adoption of ASC Topic 606, "Revenue from Contracts with Customers" did not have a significant effect on our critical accounting policies and estimates. See Note 4 to the condensed and consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue- standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 18 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

Additionally, the Company has received subpoenas from the staff of the SEC in connection with an investigation into the accounting charges and related matters involving its Renewable segment in 2016, 2017 and 2018. We are cooperating with the staff of the SEC related to the subpoenas and investigation. We cannot predict the length, scope or results of the investigation, or the impact, if any, of the investigation on our results of operations.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors' in our Annual Report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended March 31, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
January 1, 2018 - January 31, 2018	687	$—	—	$100,000
February 1, 2018 - February 28, 2018	—	$—	—	$100,000
March 1, 2018 - March 31, 2018	128,579	$—	—	$100,000
Total	129,266		—

(1)
Includes 687 and 128,579 shares repurchased in January and March, respectively, pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of May 8, 2018, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Item 3. Defaults Upon Senior Securities

At March 31, 2018, we were in default of several financial covenants associated with the Second Lien Credit Agreement. See Note 16 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item, for additional information

Item 6. Exhibits

10.1
Agreement, dated as of January 3, 2018, among Babcock & Wilcox Enterprises, Inc., Vintage Capital Management, LLC, Kahn Capital Management, LLC and Brian R. Kahn (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed January 3, 2018 (File No. 001-36876))

10.2	Form of Joinder Agreement (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed January 3, 2018 (File No. 001-36876))

10.3	Kass Offer Letter dated as of January 31, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed February 1, 2018 (File No. 001-36876))

10.4
Ferland Supplement to Employment Agreement dated as of January 31, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed February 1, 2018 (File No. 001-36876))

10.5
Equity Commitment Agreement, dated March 1, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876))

10.6
Supplement to Employment Agreement, dated March 1, 2018, by and between Babcock & Wilcox Enterprises, Inc. and E. James Ferland (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876))

10.7
Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876))

10.8
Amendment No. 6, dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876))

10.9
Equity Commitment Agreement, dated April 10, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876))

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

May 8, 2018		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)