Form 10-Q
period 2018-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2018-08-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at August 3, 2018 was 168,675,097.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$291,337	$306,231	$544,513	$654,303
Costs and expenses:
Cost of operations	332,403	375,824	609,748	674,282
Selling, general and administrative expenses	52,248	57,370	114,746	114,056
Goodwill impairment	37,540	—	37,540	—
Restructuring activities and spin-off transaction costs	3,826	1,952	10,688	4,984
Research and development costs	1,287	2,437	2,429	4,230
Loss on asset disposals, net	1,384	2	1,384	2
Total costs and expenses	428,688	437,585	776,535	797,554
Equity in income and impairment of investees	—	(15,232)	(11,757)	(14,614)
Operating loss	(137,351)	(146,586)	(243,779)	(157,865)
Other income (expense):
Interest income	107	125	260	237
Interest expense	(11,877)	(6,283)	(25,329)	(7,986)
Loss on debt extinguishment	(49,241)	—	(49,241)	—
Benefit plans, net	7,086	5,249	14,083	9,462
Foreign exchange	(20,198)	2,294	(17,741)	2,339
Other – net	(131)	43	266	78
Total other income (expense)	(74,254)	1,428	(77,702)	4,130
Loss before income tax expense (benefit)	(211,605)	(145,158)	(321,481)	(153,735)
Income tax expense (benefit)	(1,934)	3,458	5,029	346
Loss from continuing operations	(209,671)	(148,616)	(326,510)	(154,081)
Loss from discontinued operations, net of tax	(55,932)	(2,234)	(59,428)	(3,610)
Net loss	(265,603)	(150,850)	(385,938)	(157,691)
Net income attributable to noncontrolling interest	(165)	(149)	(263)	(353)
Net loss attributable to stockholders	$(265,768)	$(150,999)	$(386,201)	$(158,044)

Basic and diluted loss per share - continuing operations	$(1.68)	$(3.05)	$(3.85)	$(3.16)
Basic and diluted loss per share - discontinued operations	(0.44)	(0.04)	(0.70)	(0.08)
Basic and diluted loss per share	$(2.12)	$(3.09)	$(4.55)	$(3.24)

Shares used in the computation of earnings per share:
Basic and diluted	125,207	48,854	84,921	48,797
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(265,603)	$(150,850)	$(385,938)	$(157,691)
Other comprehensive income (loss):
Currency translation adjustments (CTA), net of taxes	8,517	6,757	11,740	12,174

Reclassification adjustment for CTA gains included in net loss, net of taxes	—	—	(2,044)	—

Derivative financial instruments:
Unrealized (gains) losses on derivative financial instruments	(602)	(3,657)	999	2,244
Income taxes	(89)	(1,453)	288	(139)
Unrealized (gains) losses on derivative financial instruments, net of taxes	(513)	(2,204)	711	2,383
Derivative financial instrument (gains) losses reclassified into net income	489	(1,550)	(1,139)	(6,448)
Income taxes	108	(892)	(248)	(1,947)
Reclassification adjustment for (gains) losses included in net loss, net of taxes	381	(658)	(891)	(4,501)

Benefit obligations:
Unrealized gains (losses) on benefit obligations	112	(97)	57	(141)
Unrealized gains (losses) on benefit obligations, net of taxes	112	(97)	57	(141)
Amortization of benefit plan benefits	(1,366)	(789)	(1,750)	(1,662)
Income taxes	1,892	11	1,892	20
Amortization of benefit plan benefits, net of taxes	(3,258)	(800)	(3,642)	(1,682)

Other	—	(20)	(38)	14

Other comprehensive income	5,239	2,978	5,893	8,247
Total comprehensive loss	(260,364)	(147,872)	(380,045)	(149,444)
Comprehensive income (loss) attributable to noncontrolling interest	(125)	164	(198)	(26)
Comprehensive loss attributable to stockholders	$(260,489)	$(147,708)	$(380,243)	$(149,470)
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$28,512	$43,717
Restricted cash and cash equivalents	32,302	25,980
Accounts receivable – trade, net	236,718	252,508
Accounts receivable – other	37,807	78,813
Contracts in progress	149,040	135,811
Inventories	67,274	72,917
Other current assets	37,787	34,039
Current assets of discontinued operations	83,331	88,472
Total current assets	672,771	732,257
Net property, plant and equipment	105,765	114,707
Goodwill	47,179	85,678
Deferred income taxes	99,080	97,467
Investments in unconsolidated affiliates	8,421	43,278
Intangible assets	36,368	42,065
Other assets	28,013	25,741
Noncurrent assets of discontinued operations	106,510	181,036
Total assets	$1,104,107	$1,322,229

Foreign revolving credit facilities	$4,124	$9,173
Second lien term loan facility	—	160,141
Accounts payable	191,664	205,396
Accrued employee benefits	27,072	27,058
Advance billings on contracts	149,768	171,997
Accrued warranty expense	53,138	33,514
Other accrued liabilities	88,351	89,549
Current liabilities of discontinued operations	57,316	47,499
Total current liabilities	571,433	744,327
U.S. revolving credit facility	196,300	94,300
Pension and other accumulated postretirement benefit liabilities	235,369	250,002
Other noncurrent liabilities	37,214	29,897
Noncurrent liabilities of discontinued operations	8,236	13,000
Total liabilities	1,048,552	1,131,526
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 168,660 and 44,065 shares at June 30, 2018 and December 31, 2017, respectively	1,746	499
Capital in excess of par value	1,045,901	800,968
Treasury stock at cost, 5,830 and 5,681 shares at June 30, 2018 and December 31, 2017, respectively	(105,531)	(104,785)
Retained deficit	(878,823)	(492,150)
Accumulated other comprehensive loss	(16,536)	(22,429)
Stockholders' equity attributable to shareholders	46,757	182,103
Noncontrolling interest	8,798	8,600
Total stockholders' equity	55,555	190,703
Total liabilities and stockholders' equity	$1,104,107	$1,322,229

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(385,938)	$(157,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	16,938	21,465
Amortization of debt issuance costs and debt discount	7,236	764
Loss on debt extinguishment	49,241	—
Goodwill impairment of discontinued operations	72,309	—
Goodwill impairment	37,540	—
Income from equity method investees	(6,605)	(3,579)
Other than temporary impairment of equity method investment in TBWES	18,362	18,193
Losses on asset disposals and impairments	1,934	114
Reserve for claims receivable	15,523	—
Provision for (benefit from) deferred income taxes	(1,477)	(1,326)
Mark to market gains and prior service cost amortization for pension and postretirement plans	(1,149)	(600)
Stock-based compensation, net of associated income taxes	1,030	6,522
Changes in assets and liabilities
Accounts receivable	40,641	6,343
Contracts in progress and advance billings on contracts	(30,494)	6,704
Inventories	5,925	3,381
Income taxes	(4,036)	(899)
Accounts payable	(15,103)	25,454
Accrued and other current liabilities	30,051	13,839
Pension liabilities, accrued postretirement benefits and employee benefits	(17,579)	(13,040)
Other, net	15,008	(7,331)
Net cash from operating activities	(150,643)	(81,687)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,350)	(7,741)
Acquisition of business, net of cash acquired	—	(52,547)
Proceeds from sale of business	5,105	—
Proceeds from sale of equity method investment in a joint venture	21,078	—
Purchases of available-for-sale securities	(11,383)	(20,328)
Sales and maturities of available-for-sale securities	13,578	21,840
Other, net	189	(90)
Net cash from investing activities	24,217	(58,866)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	307,300	423,823
Repayments of our U.S. revolving credit facility	(205,300)	(315,493)
Repayments of our second lien term loan facility	(212,590)	—
Borrowings under our foreign revolving credit facilities	—	240
Repayments of our foreign revolving credit facilities	(5,022)	(2,157)
Proceeds from rights offering	248,375	—
Costs related to rights offering	(3,225)	—
Debt issuance costs	(6,736)	(1,422)
Shares of our common stock returned to treasury stock	(746)	(873)
Other, net	—	(571)
Net cash from financing activities	122,056	103,547
Effects of exchange rate changes on cash	(7,026)	4,049
Net decrease in cash, cash equivalents and restricted cash	(11,396)	(32,957)
Less net increase (decrease) in cash and cash equivalents of discontinued operations	(2,513)	167
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(8,883)	(33,124)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	69,697	115,196
Cash, cash equivalents and restricted cash of continuing operations, end of period	$60,814	$82,072

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the first half of 2018 on our European renewable energy contracts described in Note 5 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017, March 31, 2018 and June 30, 2018. To avoid default, we obtained amendments and waivers to our U.S. revolving credit facility, dated May 11, 2015 (as amended, the "U.S. Revolving Credit Facility") that temporarily waived these financial covenant defaults, as described in Note 17.

In an effort to address our liquidity needs and the going concern uncertainty, we have:

•	raised gross proceeds of $248.4 million on April 30, 2018 through a rights offering as described in Note 19 (the "Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 18, which will save approximately $25 million in annual interest payments and $30 million of annual interest expense;

•	entered into an agreement on June 5, 2018 to sell our MEGTEC and Universal businesses for $130 million (subject to adjustment);

•
entered into an agreement on August 9, 2018 to sell a subsidiary that holds two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida for $45 million (subject to adjustment), as described in Note 25;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in July 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $34 million annually; and

•
entered into several waivers and amendments to avoid default to our U.S. Revolving Credit Facility as described in Note 17, the most recent of which is dated August 9, 2018. As part of this latest amendment, our lenders agreed to reduce the minimum liquidity required under the facility, which has the effect of increasing the amount we may borrow by up to $25 million.  Other liquidity measures that must also be completed include: a) the receipt of $30 million in net proceeds from the Last Out Loan, for which a binding commitment letter with Vintage Capital Management LLC, a related party, was executed on August 9, 2018, which is fully backstopped by B. Riley FBR, Inc., a related party; and b) obtaining $25 million of written commitments for concessions from customers on the Renewable loss contracts through a combination of cash contributions, loans and forgiveness of indebtedness and performance obligations by September 30, 2018.

Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries, additional relief from customers and will pursue other claims where appropriate and available. Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. Our plan is designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve month period following August 9, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control, including regulatory approvals that may be required to sell certain assets, agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Additionally, our ability to operate within the amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Loss from continuing operations	$(209,836)	$(148,765)	$(326,773)	$(154,434)
Loss from discontinued operations, net of tax	(55,932)	(2,234)	(59,428)	(3,610)
Net loss attributable to shareholders	$(265,768)	$(150,999)	$(386,201)	$(158,044)

Weighted average shares used to calculate basic and diluted earnings per share	125,207	48,854	84,921	48,797

Basic and diluted loss per share - continuing operations	$(1.68)	$(3.05)	$(3.85)	$(3.16)
Basic and diluted loss per share - discontinued operations	(0.44)	(0.04)	(0.70)	(0.08)
Basic and diluted loss per share	$(2.12)	$(3.09)	$(4.55)	$(3.24)

Because we incurred a net loss in the three and six months months ended June 30, 2018 and 2017, basic and diluted shares are the same.

If we had net income in the three months ended June 30, 2018 and 2017, diluted shares would include an additional 0.8 million and 0.3 million shares, respectively. If we had net income in the six months ended June 30, 2018 and 2017, diluted shares would include an additional 0.9 million and 0.4 million shares, respectively.

We excluded 3.2 million and 1.9 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive. We excluded 2.5 million and 1.9 million shares related to stock options from the diluted share calculation for the six months ended June 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

NOTE 3 – DISCONTINUED OPERATIONS

On June 5, 2018, we entered into a stock purchase agreement with Dürr AG and its wholly owned subsidiary, Dürr Inc., to sell our MEGTEC and Universal businesses for $130 million, subject to adjustment. As a result, the MEGTEC and Universal businesses, which were previously included in our Industrial segment, are classified as held for sale and as discontinued operations because the disposal represents a strategic shift that will have a major effect on our operations. Accordingly, we recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in Loss from discontinued operations, net of tax, and is presented below as a goodwill impairment. The sale is expected to close in third quarter 2018, subject to the satisfaction of customary closing conditions, including approval by the Committee on

Foreign Investment in the United States. We expect to use proceeds from the transaction primarily to reduce outstanding balances under our bank credit facilities.

The following table presents selected financial information regarding the discontinued operations included in the Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$58,257	$43,598	$116,439	$86,630
Cost of operations	$45,521	$35,076	$90,189	$69,097
Selling, general and administrative	$7,597	$11,214	$17,024	$21,444
Goodwill impairment	$72,309	$—	$72,309	$—
Restructuring charge	$—	$151	$—	$151
Research and development	$390	$464	$756	$933
Loss on asset disposal	$—	$2	$—	$2
Operating loss	$(67,560)	$(3,309)	$(63,839)	$(4,997)
Net loss	$(55,932)	$(2,234)	$(59,428)	$(3,610)

The following table presents the major classes of assets that have been presented as assets and liabilities held for sale in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$10,437	$12,950
Accounts receivable – trade, net	37,821	39,196
Accounts receivable – other	(1,430)	157
Contracts in progress	25,514	25,409
Inventories	8,540	9,245
Other current assets	2,449	1,515
Current assets of discontinued operations	83,331	88,472
Net property, plant and equipment	26,234	27,224
Goodwill	46,411	118,720
Deferred income taxes	1,462	359
Intangible assets	32,364	34,715
Other assets	39	18
Noncurrent assets of discontinued operations	106,510	181,036
Total assets of discontinued operations	$189,841	$269,508

Accounts payable	16,520	19,838
Accrued employee benefits	3,027	3,095
Advance billings on contracts	12,521	9,073
Accrued warranty expense	5,645	5,506
Other accrued liabilities	19,603	9,987
Current liabilities of discontinued operations	57,316	47,499
Pension and other accumulated postretirement benefit liabilities	6,231	6,388
Other noncurrent liabilities	2,005	6,612
Noncurrent liabilities of discontinued operations	8,236	13,000
Total liabilities of discontinued operations	$65,552	$60,499

The significant components included in our Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Depreciation and amortization	$3,036	$5,307
Goodwill impairment	$72,309	$—
Provision for (benefit from) deferred income taxes	$(815)	$(275)
Purchase of property, plant equipment	$77	$486
Acquisition of Universal, net of cash acquired	$—	$(52,547)

NOTE 4 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments, which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•	Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on custom-engineered cooling systems for steam applications along with related aftermarket services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Power segment
Retrofits & continuous emissions monitoring systems	$69,344	$82,070	$131,327	$143,444
New build utility and environmental	42,194	44,859	55,041	97,550
Aftermarket parts and field engineering services	63,299	62,448	136,372	137,581
Industrial steam generation	28,464	41,940	43,370	64,813
Eliminations	(5,549)	(17,561)	(9,232)	(33,336)
	197,752	213,756	356,878	410,052
Renewable segment
Renewable new build and services	40,077	32,130	84,788	121,002
Operations and maintenance	14,925	15,944	30,172	32,608
	55,002	48,074	114,960	153,610
Industrial segment
New build cooling systems	33,699	30,532	62,744	66,906
Aftermarket cooling system services	12,316	16,100	20,015	28,911
	46,015	46,632	82,759	95,817

Eliminations	(7,432)	(2,231)	(10,084)	(5,176)
	$291,337	$306,231	$544,513	$654,303

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

	Three Months ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross profit (loss)(1):
Power segment	$30,011	$43,852	$60,876	$81,562
Renewable segment	(69,329)	(110,894)	(119,778)	(100,300)
Industrial segment	79	187	(2,672)	4,886
Intangible amortization expense included in cost of operations	(1,827)	(2,738)	(3,661)	(6,127)
	(41,066)	(69,593)	(65,235)	(19,979)
Selling, general and administrative ("SG&A") expenses	(52,090)	(57,272)	(114,351)	(113,852)
Goodwill impairment	(37,540)	—	(37,540)	—
Restructuring activities and spin-off transaction costs	(3,826)	(1,952)	(10,688)	(4,984)
Research and development costs	(1,287)	(2,437)	(2,429)	(4,230)
Intangible amortization expense included in SG&A	(158)	(98)	(395)	(204)
Equity in loss of investees	—	(15,232)	(11,757)	(14,614)
Loss on asset disposals, net	(1,384)	(2)	(1,384)	(2)
Operating loss	$(137,351)	$(146,586)	$(243,779)	$(157,865)
(1) Gross profit by segment excludes intangible amortization but includes depreciation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Adjusted EBITDA
Power segment(1)	$16,439	$27,401	$27,613	$44,810
Renewable segment	(78,603)	(123,302)	(140,357)	(122,375)
Industrial segment	(6,222)	(4,880)	(13,532)	(5,385)
Corporate(2)	(6,194)	(9,665)	(17,808)	(19,393)
Research and development costs	(1,287)	(2,437)	(2,429)	(4,230)
Foreign exchange	(20,198)	2,294	(17,741)	2,339
Other – net	(131)	43	266	78
	(96,196)	(110,546)	(163,988)	(104,156)

Gain on sale of equity method investment (BWBC)	—	—	6,509	—
Other than temporary impairment of equity method investment in TBWES	—	(18,193)	(18,362)	(18,193)
Loss on debt extinguishment	(49,241)	—	(49,241)	—
Loss on asset disposal	(1,513)	—	(1,513)	—
MTM gain (loss) from benefit plans	544	—	544	(1,062)
Financial advisory services included in SG&A	(5,142)	—	(8,231)	—
Acquisition and integration costs included in SG&A	—	(535)	—	(1,432)
Goodwill impairment	(37,540)	—	(37,540)	—
Restructuring activities and spin-off transaction costs	(3,826)	(1,952)	(10,688)	(4,984)
Depreciation & amortization	(6,921)	(7,774)	(13,902)	(16,159)
Interest expense, net	(11,770)	(6,158)	(25,069)	(7,749)
Loss before income tax expense	(211,605)	(145,158)	(321,481)	(153,735)
Income tax expense (benefit)	(1,934)	3,458	5,029	346
Loss from continuing operations	(209,671)	(148,616)	(326,510)	(154,081)
Loss from discontinued operations, net of tax	(55,932)	(2,234)	(59,428)	(3,610)
Net loss	(265,603)	(150,850)	(385,938)	(157,691)
Net income attributable to noncontrolling interest	(165)	(149)	(263)	(353)
Net loss attributable to stockholders	$(265,768)	$(150,999)	$(386,201)	$(158,044)
(1) Power segment adjusted EBITDA includes $6.4 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended June 30, 2018 and 2017, respectively. Power segment adjusted EBITDA includes $13.2 million and $10.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the six months ended June 30, 2018 and 2017, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $4.4 million in the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 – REVENUE RECOGNITION AND CONTRACTS

Adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606")

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a $0.5 million net increase to opening retained earnings as of January 1, 2018 from the cumulative effect of adopting Topic 606 that primarily related to transitioning the timing of certain sales commissions expense. The effect on revenue from adopting Topic 606 was not material for the six months ended June 30, 2018.

Revenue Recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Power and Industrial segments, accounted for 23% and 18% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and 23% and 22% of our revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 77% and 82% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and 77% and 78% of our revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the percentage-of-completion method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the percentage-of-completion method contain a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in 2018 in our Renewable segment. Refer to Note 4 for our disaggregation of revenue by product line.

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

The following represent the components of our contracts in progress and advance billings on contracts included in our condensed consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2018	2017
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$59,552	$69,576
Revenues recognized less billings to customers	89,488	66,235
Contracts in progress	$149,040	$135,811
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$148,313	$168,880
Costs of revenue recognized less cost incurred	1,455	3,117
Advance billings on contracts	$149,768	$171,997

Accrued contract losses	$53,699	$40,634

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at June 30, 2018.

Backlog

On June 30, 2018 we had $1,518 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 33%, 17% and 49% of our remaining performance obligations as revenue in the remainder of 2018, 2019 and thereafter, respectively.

Changes in Contract Estimates

As of June 30, 2018, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

In the three and six months ended June 30, 2018 and 2017, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Increases in gross profits for changes in estimates for over time contracts	$6,019	$4,982	$13,946	$14,182
Decreases in gross profits for changes in estimates for over time contracts	(50,327)	(121,217)	(110,498)	(124,588)
Net changes in gross profits for changes in estimates for over time contracts	$(44,308)	$(116,235)	$(96,552)	$(110,406)

Renewable Loss Contracts

We had four renewable energy contracts in Europe that were loss contracts at December 31, 2016. During the three months ended June 30, 2017, two additional renewable energy contracts in Europe became loss contracts. In the three months ended June 30, 2018 and June 30, 2017, we recorded $57.3 million and $115.2 million in net losses, respectively, inclusive of warranty expense as described in Note 15, resulting from changes in the estimated revenues and costs to complete certain

European renewable energy contracts. These changes in estimates in the three months ended June 30, 2018 and 2017 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $3.1 million and $16.7 million, respectively. The total anticipated liquidated damages associated with these six contracts was $93.4 million and $49.6 million at June 30, 2018 and December 31, 2017, respectively. During the sixth months ended June 30, 2017 were corrections that reduced (increased) estimated contract losses at completion by $1.0 million, $(6.0) million and $1.1 million relating to the three months ended December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Management has determined these amounts are immaterial to the consolidated financial statements in both previous periods.

In the six months ended June 30, 2018 and June 30, 2017, we recorded $110.0 million and $112.2 million in net losses, respectively, inclusive of warranty expense as described in Note 15, resulting from changes in the estimated revenues and costs to complete certain European renewable energy contracts. These changes in estimates in the six months ended June 30, 2018 and 2017 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $16.3 million and $13.8 million, respectively.

The charges recorded in the three and six months ended June 30, 2018 and June 30, 2017 were due to revisions in the estimated revenues and costs at completion during the period across the six loss contracts described below. Also, as described in Note 17, the August 9, 2018 amendment to the U.S. Revolving Credit Facility requires $25.0 million of concessions from customers on these Renewable loss contracts to be secured by August 31, 2018; however, these concessions have not been included in the contract estimates as of June 30, 2018 because they remained unsigned as of the filing date of these condensed consolidated financial statements. As of June 30, 2018, the status of these six loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of June 30, 2018, this contract is approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and is only pending completion of contractual trial operations and takeover activities and requirements, to which the customer has not yet agreed. Our estimates at June 30, 2018 assume complete takeover by the customer at the end of 2018. During the three and six months ended June 30, 2018, we recognized additional contract losses of $8.3 million and $15.3 million, respectively, on the contract as a result of differences in actual and estimated costs, schedule delays, issues encountered during trial operations and increases in expected warranty costs. Our estimate at completion as of June 30, 2018 includes $9.4 million of total expected liquidated damages. As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $3.1 million. In the three and six months ended June 30, 2017, we recognized additional contract losses of $10.5 million as a result of differences in actual and estimated costs and schedule delays in the second quarter of 2017. As of June 30, 2017, this contract had $3.9 million of accrued losses and was 94% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2018, this contract was approximately 86% complete. Commissioning activities began in the first quarter of 2018, construction activities are substantially complete, startup activities are underway and takeover by the customer is expected early in the fourth quarter of 2018. During the three and six months ended June 30, 2018, we recognized additional contract losses of $9.3 million and $13.4 million, respectively, on this contract as a result of repairs required during startup commissioning activities in the second quarter of 2018, increases in expected warranty costs, changes in construction cost estimates, subcontractor productivity being lower than previous estimates, and additional expected punch list and other commissioning costs. Our estimate at completion as of June 30, 2018 includes $19.8 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of June 30, 2018 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $10.6 million. In the three and six months ended June 30, 2017, we recognized losses of $41.2 million and $37.4 million, respectively, from changes in construction cost estimates schedule delays, and as of June 30, 2017, this contract had $16.6 million of accrued losses and was 69% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of June 30, 2018, this contract was approximately 99% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and partial takeover was achieved in March 2018, when the contract moved into the warranty phase. Remaining activities relate to punch list finalization and are planned to be completed in the third quarter of 2018 after the customer's next planned outage. During the three and six months ended June 30, 2018, we recognized additional contract losses of $1.6 million and $3.5 million, respectively, as a result of changes in the estimated costs at completion. Our estimate at completion as of June 30, 2018 includes $7.0 million of total expected liquidated damages due to schedule delays. As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $0.5 million. In the three and six months ended June 30, 2017, we recognized charges of $2.7 million and $5.5 million, respectively, from changes in our estimate at completion, and as of June 30, 2017, this contract had $1.5 million of accrued losses and was 95% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2018, this contract was approximately 88% complete. Commissioning activities began in the first quarter of 2018, construction was substantially complete at June 30, 2018. Startup of the unit occurred in May 2018, and synchronization to the electrical grid while firing on biomass fuel occurred in July 2018. We expect takeover by the customer in the third quarter after successful completion of trial operations and resolution of punchlist items. During the three and six months ended June 30, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $12.8 million and $24.8 million, respectively, of additional contract losses due to challenges in startup commissioning activities in the second quarter of 2018, increases in expected warranty costs, subcontractor productivity being lower than previous estimates, additional expected punch list and other commissioning cost, estimated claim settlements and estimated liquidated damages. Our estimate at completion as of June 30, 2018 includes $19.7 million of total expected liquidated damages due to schedule delays. Our estimate at completion as of June 30, 2018 also includes contractual bonus opportunities for guaranteed higher power output (discussed further below). As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $6.3 million. In the three and six months ended June 30, 2017, we recognized additional contract losses of $23.8 million and $21.9 million, respectively, from changes in our estimate at completion, and as of June 30, 2017, this contract had $8.8 million of accrued losses and was 66% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2018, this contract was approximately 62% complete, and we expect construction will be substantially completed on this contract in late 2018 with takeover by the customer in the third quarter of 2019. During the three and six months ended June 30, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $21.4 million and $39.7 million, respectively, of additional contract losses. First quarter 2018 changes in estimate on this fifth contract relate primarily to taking over of the civil scope from our joint venture partner, which entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018 and receiving regulatory release later than expected (March 29, 2018) to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams in a compressed time frame. Full access to the site was obtained on June 6, 2018 after the steel beam repairs were completed. Second quarter 2018 changes in estimated costs to complete this contract reflect an extended schedule from greater challenges in restarting work on a site that had been idle pending repairs on the failed steel beam, including the extent of items that had been damaged from weather exposure, and increases in expected warranty costs. Our estimate at completion as of June 30, 2018 includes $21.0 million of total expected liquidated damages due to schedule delays. As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $29.0 million. In the three and six months ended June 30, 2017, we recognized charges of $23.3 million from changes in our estimate at completion, and as of June 30, 2017, this contract had $9.4 million of accrued losses and was 57% complete. This fifth project also includes a rejection clause that gives the customer the option to reject the deliverable, recover all monies paid to us and our partner (up to approximately $144 million), and require us to restore the property to its original state if a certain contractual milestone is not met by September 30, 2018. As of June 30, 2018, we believe we will meet the regulatory approval requirements intended by the milestone, but do not expect to be able to meet the milestone as defined in the contract unless modified by the customer. Our June 30, 2018 estimate at completion does not assume the customer's exercise of the rejection right because management believes the customer will not exercise its rejection right; however, we cannot control whether the customer will agree to modify the contract or exercise its right to reject the contract and no assurances can be given in this regard. Additionally, meeting the regulatory approval requirements intended by the contract milestone by September 30, 2018 will require, among other things, the coordination of and cooperation from various subcontractors and the customer.  Our project plans include accelerating construction work and taking other remedial actions, if necessary. Any material productivity or timing issues relating to those subcontractors may jeopardize our ability to meet the regulatory requirements intended by the contract milestone.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2018, this contract was approximately 87% complete. Commissioning activities began in the first quarter of 2018, initial startup activities are underway, construction was substantially completed in July 2018, and customer takeover by the customer is expected early in the fourth quarter of 2018. During the three and six months ended June 30, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $3.9 million and $13.3 million due to additional schedule delays, inclusive of liquidated damages, estimated claim settlements, and increases in expected warranty costs. Our estimate at completion as of June 30, 2018 includes $16.4 million of total expected liquidated damages due to schedule delays. The change in the status of this contract in 2018 was primarily attributable to changes in the estimated costs at completion and schedule delays. As of June 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $2.6 million. In the three and six months ended June 30, 2017, we recognized additional contract losses of $18.5 million from changes in our estimate at completion, and as of June 30, 2017, this contract had $4.0 million of accrued losses and was 59% complete.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained at the end of March 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained in June 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $46 million, which is included in the June 30, 2018 estimated losses at completion for these three contracts.

Also during the third quarter of 2017, we implemented a design change in three of the renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. In the fourth quarter of 2017, we obtained agreement from certain customers to increase the value of these bonus opportunities and to provide partial relief on liquidated damages. The bonus opportunities and liquidated damages relief increased the estimated selling price of the three contracts by approximately $19 million in total, and this positive change in estimated cost to complete was fully recognized in 2017 because each was a loss contract.

During the third quarter of 2016, we determined it was probable that we would receive a $15.5 million (DKK 100.0 million) insurance recovery for a portion of the losses on the first European renewable energy contract discussed above. In late May 2018, our insurer disputed coverage on our insurance claim. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit. The insurance recovery of $0 million and $15.5 million, net of allowance is recorded in accounts receivable - other in our condensed consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring Liabilities

At the end of June 2018, we eliminated 74 positions, primarily in our U.S. and Canadian operations and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. These severance actions are expected to result in $18.3 million of annual savings. Severance cost associated with these actions is expected to total approximately $5.5 million, of which $3.4 million was recorded in June 2018 and the remainder will be recorded in the balance of 2018 over the remaining service periods. Severance payments are expected to extend through mid-2019. Additionally, we implemented other initiatives and benefit changes expected to avoid or reduce costs totaling approximately $15.8 million annually.

Restructuring also includes executive severance totaling $0.2 million and $5.1 million in the three and six months ended June 30, 2018, respectively. In the first quarter of 2018, the Senior Vice President and Chief Business Development Officer was terminated and the position eliminated as our opportunities in the Power segment continue to shift more toward aftermarket parts and service and retrofit opportunities in the Americas, and away from large international new-build prospects. This action was also in-line with our strategy to optimize the Power segment and overall cost structure for the current market environment. Also in the first quarter of 2018, the Chief Executive Officer position was transitioned to Leslie C. Kass.

The remainder of the restructuring costs in the six months ended June 30, 2018 primarily relate to actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included reduction of approximately 30% of B&W Vølund's workforce to align with a new execution model focused on B&W Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner.

In the three and six months ended June 30, 2017, restructuring costs relate primarily to a series of activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Power segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Power segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$5,914	$558	$2,320	$1,809
Restructuring expense	4,276	1,887	10,164	3,857
Payments	(2,308)	(1,607)	(4,602)	(4,828)
Balance at June 30,	$7,882	$838	$7,882	$838

Accrued restructuring liabilities at June 30, 2018 and 2017 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three months ended June 30, 2018 and 2017, we recognized $0.4 million and $0.2 million, respectively, in restructuring related to gains on disposals of long-lived assets. In the six months ended June 30, 2018 and 2017, we recognized $0.2 million and $0.3 million, respectively, in non-cash restructuring expense related to losses on the disposals of long-lived assets.

Spin-Off Transaction Costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the three months ended June 30, 2017, spin costs were $0.5 million. In the six months ended June 30, 2018 and 2017, we recognized spin-off costs of $0.3 million and $0.9 million, respectively.

NOTE 7 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2018, we recognized an income tax benefit of $1.9 million, resulting in an effective tax rate of 0.9%. Our effective tax rate for the three months ended June 30, 2018 was lower than our statutory rate primarily due to foreign losses in our Renewable segment and disallowed interest expense pursuant to the United States Tax Cuts and Jobs Act (the "Tax Act") that are subject to valuation allowances as well as the impact of the $37.5 million non-deductible goodwill impairment and other nondeductible expenses, offset by favorable discrete items of $0.4 million. The effective tax rate for the three months ended June 30, 2018 also reflects the reduced federal corporate income tax rate enacted as part of the Tax Act and the impact of a change in our mix of domestic and foreign earnings. We continue to analyze the different aspects of the Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

In the three months ended June 30, 2017, income tax expense was $3.5 million, an effective tax rate of (2.4)% that was lower than our statutory rate primarily due to foreign losses in our Renewable segment that are subject to a valuation allowance, nondeductible expenses and unfavorable discrete items of $3.2 million. The discrete items include withholding tax on a forecasted distribution outside the US, partly offset by favorable adjustments to prior year foreign tax returns and the effect of vested and exercised share-based compensation awards. The tax benefit associated with the $18.2 million impairment of our equity method investment in India was offset by a valuation allowance.

In the six months ended June 30, 2018, income tax expense was $5.0 million, an effective tax rate of (1.6)% that was lower than our statutory rate primarily due to the reasons noted above as well as an $18.4 million impairment of our equity method investment in India that was offset by valuation allowances and unfavorable discrete items of $1.8 million in the first quarter. The discrete items include a valuation allowance on the net deferred tax assets of one of our foreign subsidiaries and the income tax effects of vested and exercised share-based compensation awards.

In the six months ended June 30, 2017, income tax benefit was $0.3 million, an effective tax rate of (0.2)% that was lower than our statutory rate primarily due to the reasons noted above and nondeductible transaction costs, which were offset by the effect of vested and exercised share-based compensation awards, both of which were discrete items in the first quarter of 2017.

As a result of accumulations of the Company's stock among several large shareholders and the impact of the Rights Offering that was completed on April 30, 2018 we continue to monitor for the possibility of an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their holdings by more than 50% during the prior three-year period.  Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. Small changes in ownership by shareholders owning at least 5% of the Company could result in an ownership change; however, if we had experienced an ownership change as of June 30, 2018, the future utilization of our federal net operating loss and credit carryforwards would be limited to approximately $9 million, annually, but quantification is dependent upon the value of the company multiplied by the long-term interest rate at the time of the ownership change.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters in 2018 and 2017 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)[1]	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
Impact of ASU 2016-1 on changes in the components of AOCI, net of tax (1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Amounts reclassified from AOCI to net income (loss)	(2,044)	—	(1,272)	(384)	(3,700)
Net current-period other comprehensive income (loss)	1,179	—	(48)	(439)	692
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)
Other comprehensive income (loss) before reclassifications	8,517	—	(513)	112	8,116
Amounts reclassified from AOCI to net income (loss)	—	—	381	(427)	(46)
Amounts reclassified from AOCI to pension, other accumulated postretirement benefit liabilities and deferred income taxes (2)	—	—	—	(2,831)	(2,831)
Net current-period other comprehensive income (loss)	8,517	—	(132)	(3,146)	5,239
Balance at June 30, 2018	$(18,141)	$—	$1,557	$48	$(16,536)

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)
Other comprehensive income (loss) before reclassifications	6,757	(19)	(2,204)	(97)	4,437
Amounts reclassified from AOCI to net income (loss)	—	(1)	(658)	(800)	(1,459)
Net current-period other comprehensive income (loss)	6,757	(20)	(2,862)	(897)	2,978
Balance at June 30, 2017	$(31,813)	$(23)	$(1,316)	$4,917	$(28,235)
(1) ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requires investments to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income. The standard is effective as of January 1, 2018 and requires application by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.
(2) Includes the reclassification of the unamortized balance of the curtailment gain, net of tax as described in Note 16.

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Release of currency translation gain with the sale of equity method investment	Equity in income and impairment of investees	$—	$—	$2,044	$—
	Provision for income taxes	—	—	—	—
	Net income (loss)	$—	$—	$2,044	$—

Derivative financial instruments	Revenues	$(478)	$714	$1,138	$6,002
	Cost of operations	(11)	(49)	1	(46)
	Other-net	—	885	—	492
	Total before tax	(489)	1,550	1,139	6,448
	Provision for income taxes	(108)	892	248	1,947
	Net income (loss)	$(381)	$658	$891	$4,501

Amortization of prior service cost on benefit obligations	Benefit plans, net	$427	$789	$811	$1,662
	Provision for income taxes	—	(11)	—	(20)
	Net income (loss)	$427	$800	$811	$1,682

Realized gain on investments	Other-net	$—	$1	$—	$44
	Provision for income taxes	—	—	—	16
	Net income (loss)	$—	$1	$—	$28

NOTE 9 – CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Held by foreign entities	$27,955	$42,490
Held by United States entities	557	1,227
Cash and cash equivalents	$28,512	$43,717

Reinsurance reserve requirements	$25,269	$21,061
Sale proceeds and claim held in escrow	591	—
Restricted foreign accounts	6,442	4,919
Restricted cash and cash equivalents	$32,302	$25,980

Total cash, cash equivalents and restricted cash	$60,814	$69,697

Our U.S. Revolving Credit Facility described in Note 17 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials and supplies	$49,834	$54,291
Work in progress	5,971	6,918
Finished goods	11,469	11,708
Total inventories	$67,274	$72,917

NOTE 11 – EQUITY METHOD INVESTMENTS

Joint ventures in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. We assess our investments in unconsolidated affiliates for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other than temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. As noted below, an other-than-temporary-impairment occurred for our equity method investment in TBWES and we measured our investment in the unconsolidated affiliate at fair value.

Our former equity method investment in BWBC had a manufacturing facility that designs, manufactures, produces and sells various power plant and industrial boilers primarily in China. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million. Proceeds from this sale, net of $1.3 million of withholding tax, was $19.8 million.

After the sale of our interest in BWBC, our primary remaining equity method investment is in TBWES. TBWES has a manufacturing facility that produces boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, at which time we recorded in an $18.2 million other-than-temporary-impairment to the expected recoverable value of our investment in the joint venture. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES. The remaining carrying value of our interest in TBWES was $7.7 million at June 30, 2018 and $26.0 million at December 31, 2017. Additionally, AOCI includes $2.6 million at June 30, 2018 for AOCI related to cumulative currency translation loss from our investment in TBWES, and is expected to be recognized as a loss in connection with closing the sale in the third quarter of 2018.

NOTE 12 - GOODWILL

The following summarizes the changes in the carrying amount of goodwill:

(in thousands)	Power	Renewable	Industrial(1)	Total
Balance at December 31, 2017 (2)	$47,370	$—	$38,308	$85,678
Currency translation adjustments	(191)	—	(768)	(959)
Second quarter 2018 impairment charges	—	—	(37,540)	(37,540)
Balance at June 30, 2018 (2)	$47,179	$—	$—	$47,179
(1) Goodwill for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for a further description of discontinued operations.
(2) Accumulated goodwill impairments were $50.0 million for the Renewable segment as of December 31, 2017 and $74.4 million and $36.9 for the Industrial segment as of June 30, 2018 and December 31, 2017, respectively.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We early adopted ASU 2017-04 on April 1, 2018, effective the first day of our 2018 second quarter.

ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit.

We compared the fair value of the reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. In performing the valuations, significant assumptions utilized include unobservable Level 3 inputs including cash flows and long-term growth rates reflective of management’s forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 14.5% was used, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company specific risk factors. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit. After the impairment, the SPIG reporting unit did not have any remaining goodwill.

NOTE 13 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Definite-lived intangible assets
Customer relationships	$24,876	$25,494
Unpatented technology	12,454	12,910
Patented technology	6,546	6,542
Tradename	12,650	13,951
Backlog	17,760	18,060
All other	8,641	7,611
Gross value of definite-lived intangible assets	82,927	84,568
Customer relationships amortization	(13,643)	(12,455)
Unpatented technology amortization	(3,002)	(2,184)
Patented technology amortization	(2,309)	(2,213)
Tradename amortization	(3,372)	(3,042)
Acquired backlog amortization	(17,760)	(16,622)
All other amortization	(7,778)	(7,292)
Accumulated amortization	(47,864)	(43,808)
Net definite-lived intangible assets	$35,063	$40,760

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

The following summarizes the changes in the carrying amount of intangible assets:

	Six months ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$42,065	$65,496
Amortization expense	(4,056)	(6,334)
Currency translation adjustments and other	(1,641)	(14,088)
Balance at end of the period	$36,368	$45,074

Amortization of intangible assets is included in cost of operations and SG&A in our condensed consolidated statement of operations but it is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Year ending	Amortization expense
Three months ending September 30, 2018	$1,311
Three months ending December 31, 2018	$1,311
Twelve months ending December 31, 2019	$4,763
Twelve months ending December 31, 2020	$4,002
Twelve months ending December 31, 2021	$3,772
Twelve months ending December 31, 2022	$3,685
Twelve months ending December 31, 2023	$3,677
Thereafter	$12,542

NOTE 14 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	June 30, 2018	December 31, 2017
Land	$3,590	$3,631
Buildings	107,100	107,944
Machinery and equipment	195,276	205,331
Property under construction	2,249	5,979
	308,215	322,885
Less accumulated depreciation	202,450	208,178
Net property, plant and equipment	$105,765	$114,707

NOTE 15 – WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$33,514	$36,520
Additions	28,008	12,093
Expirations and other changes	(1,592)	(3,244)
Payments	(5,791)	(6,089)
Translation and other	(1,001)	1,193
Balance at end of period	$53,138	$40,473

We accrue estimated expense included in cost of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the three months ended June 30, 2018 includes a $15.1 million increase in expected warranty costs for the six European renewable energy loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $5.3 million of specific provisions on certain contracts in the Power segment for specific technical matters and customer requirements.

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Interest cost	9,741	10,255	19,498	20,490	95	140	192	361
Expected return on plan assets	(16,215)	(14,854)	(32,445)	(29,710)	—	—	—	—
Amortization of prior service cost	25	26	50	51	(188)	(816)	(834)	(1,716)
Recognized net actuarial loss (gain)	(544)	—	(544)	1,062	—	—	—	—
Benefit plans, net	(6,993)	(4,573)	(13,441)	(8,107)	(93)	(676)	(642)	(1,355)
Service cost included in COS	$187	$231	$376	$482	$4	$4	$8	$8
Net periodic benefit cost (benefit)	$(6,806)	$(4,342)	$(13,065)	$(7,625)	$(89)	$(672)	$(634)	$(1,347)

During the second quarter of 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the second quarter of 2018 was a gain of $0.4 million. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss (gain)" in the table above. The recognized net actuarial (gain) loss was recorded in our condensed consolidated statements of operations in the "Benefit plans, net" line item. There were no lump sum payments from our Canadian pension plan during the first quarter of 2018.

During the first quarter of 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement loss of $0.4 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the first quarter of 2017 was a loss of $0.7 million. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss (gain)" in the table above. The recognized net actuarial (gain) loss was recorded in our condensed consolidated statements of operations in the "Benefit plans, net" line item. There were no lump sum payments from our Canadian pension plan during the second quarter of 2017.

We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, to which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017) to a health reimbursement account (“HRA”), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who enrolled in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree OPEB plan and the new plan. The curtailment gain was deferred in accumulated other comprehensive income and was being recognized as income through 2020. Participants in the Retiree OPEB plan filed a class action lawsuit against B&W in 2017 asserting that the change in health care coverage breached B&W’s obligations under collective bargaining agreements. In April 2018, the court approved a settlement whereby B&W will contribute $1,000 a year for 2018 and 2019, and $1,100 a year thereafter for the life of a participant to an HRA. As a result of the settlement, the revised Retiree OPEB plan was actuarially remeasured as of April 1, 2018. The unamortized balance of the curtailment gain of $5.2 million and the related deferred tax of $1.3 million was reversed from AOCI and we recorded $5.2 million in other accumulated postretirement benefit liabilities for the actuarial value of the Retiree OPEB plan.

We made contributions to our pension and other postretirement benefit plans totaling $4.7 million and $8.5 million during the three and six months ended June 30, 2018, respectively, as compared to $5.0 million and $6.4 million during the three and six months ended June 30, 2017, respectively.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	June 30, 2018	December 31, 2017
United States	$196,300	$94,300
Foreign	4,124	9,173
Total revolving debt	$200,424	$103,473

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

Since June 2016, we have entered into a number of amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement"). The most recent Amendment, which we entered into on August 9, 2018, among other things, provided for the following modifications: (1) modifies the definition of adjusted EBITDA in the Amended Credit Agreement to exclude up to an additional $72.8 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2018 and allow further add backs to EBITDA for restructuring and other similar expenses; (2) modifies the financial covenants as described below; (3) modifies the amount of liquidity (as defined in the Amended Credit Agreement) we are required to maintain from at least $65.0 million as of the last business day of any calendar month to at least $50.0 million (or $40.0 million upon the consummation of certain asset sales and the receipt of at least $10.0 million of proceeds from the Last Out Loan described below) as of the last business day of any calendar month and on any day that a borrowing is made; (4) lowers the amount of outstanding borrowings under the U.S. Revolving Credit Facility that we are required to repay (without any reduction in commitments) with certain excess cash from $60.0 million to $50.0 million; (5) modifies the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements to allow for the ability to retain up to $25.0 million of asset sale proceeds after receipt of the initial Last Out Loan funding described below; (6) permits an additional $15.0 million of cumulative net income losses attributable to eight specified Vølund contracts for the fiscal quarter ending September 30, 2018; (7) modifies certain contract completion milestones that we are required to meet in connection with six European Renewable loss contracts; (8) modifies the date by which we are required to sell at least $100 million of assets from March 31, 2019 to October 31, 2018; (9) requires us to achieve certain concessions from our renewable contract customers by September 30, 2018 that will generate at least $25.0 million of incremental benefits to us, (10) adds additional events of default related to the termination or rejection of certain contracts related to our Renewables segment; (11) permits and requires us to raise up to an additional net $30.0 million of last-out loans under the Amended Credit Agreement in connection with the Vintage Commitment described below; 12) consents to the sale of our Palm Beach Resource Recovery Corporation; and (13) eliminates a requirement to adjust on a pro forma basis our EBITDA after the sales of Megtec and Universal, and
Palm Beach Resource Recovery Corporation.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our U.S. Revolving Credit Facility loans for the six months ended June 30, 2018 was $14.1 million. Included in interest expense was $7.5 million of non-cash amortization of direct financing costs for the six months ended June 30, 2018. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged, but may be reduced by up to 1.5% if the Company achieves certain asset sales.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	9.75:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.00:1.0 for the quarter ending December 31, 2018,

•	3.50:1.0 for the quarter ending March 31, 2019, and

•	2.25:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

The minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.00:1.0 for the quarter ending June 30, 2018,

•	1.25:1.0 for the quarter ending September 30, 2018,

•	2.00:1.0 for the quarter ending December 31, 2018,

•	2.50:1.0 for the quarter ending March 31, 2019, and

•	3.50:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At June 30, 2018, borrowings under the Amended Credit Agreement and foreign facilities consisted of $200.4 million at an effective interest rate of 7.22%. Usage under the Amended Credit Agreement consisted of $196.3 million of borrowings, $20.4 million of financial letters of credit and $157.0 million of performance letters of credit. After giving effect to the Amendments, at June 30, 2018, we had approximately $28.6 million available for borrowings or to meet letter of credit requirements primarily based on our borrowing sublimit, our trailing 12 month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) which were 7.51 and 1.94, respectively. As a result of the sale of our interest in TBWES, as discussed in Note 11, the U.S. Revolving Credit Facility was reduced from $450.0 million to $440.4 million in July 2018.

As referenced above, our Amended Credit Agreement allows for us to incur up to $30.0 million of net proceeds of last-out loans. On August 9, 2018 we entered into a commitment letter (the “Vintage Commitment Letter”) with Vintage Capital Management LLC (the “Last Out Lender”), a related party, which provides a commitment for an aggregate principal amount of last-out loans (the “Last Out Loans”) that, when borrowed, will result in us receiving $30.0 million of aggregate net proceeds. The face principal amount of Last Out Loans is expected to be approximately $36.0 million, which includes the payment of a $2.0 million up-front fee that will be payable to the Last Out Lender on the date of the first funding of the Last Out Loans and to reflect original issue discount of 10%. The Last Out Loans will be incurred under our Amended Credit Agreement and will share on a pari passu basis with the guaranties and collateral provided thereunder to the existing lenders; provided, that the Last Out Loans will be subordinated in right of payment to the prior payment in full of all amounts owing to the existing lenders. The Last Out Loans will mature and be due in payable in full the day after the current maturity date of the U.S. Revolving Credit Facility. The Last Out Loans will be implemented by way of a further amendment to our Amended Credit Agreement prior to September 30, 2018 and, once implemented, will be available in multiple advances subject to the same conditions to borrowing as our existing U.S. Revolving Credit Facility. The first $10.0 million of Last Out Loans will be made available on the date of consummation of the sale of all of the issued and outstanding capital stock of Palm Beach Resource Recovery Corporation, as further described in Note 25. Advances of Last Out Loans thereafter will be made upon our borrowing request but in formula that results in the aggregate amount of all loans requested being funded on a 50/50 basis between the Last Out Lender and the existing lenders under our U.S. Revolving Credit Facility. Once made, Last Out Loans may be prepaid, subject to the subordination provisions, but not re-borrowed. Last Out Loans will bear interest at a rate per annum equal to the then applicable LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loans. Subject to the subordination provisions, the Last Out Loans shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The commitment evidenced by the Vintage Commitment Letter is fully backstopped by B. Riley FBR, Inc., a related party, pursuant to a backstop commitment letter between B. Riley FBR, Inc. and the Last Out Lender.  In the event that the Last Out Lender is unable to, or fails to, fund any of its commitments under the Vintage Commitment Letter, then B. Riley FBR, Inc. will be required to do so.

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey that are used to provide working capital to our operations in that country. These foreign revolving credit facilities allow us to borrow up to $4.1 million in aggregate and each have less than a year remaining to maturity. At June 30, 2018, we had $4.1 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 9.57%.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2018 and December 31, 2017 was $195.4 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of June 30, 2018 was $67.2 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $38.8 million as of June 30, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $426.1 million.

NOTE 18 – SECOND LIEN TERM LOAN FACILITY

Extinguishment of the Second Lien Term Loan Facility

Using $212.6 million of the proceeds from the Rights Offering, we fully repaid the Second Lien Term Loan Facility (described below) on May 4, 2018, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment.

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

Borrowings under the second lien term loan, other than the delayed draw term loan, had a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan had a coupon interest rate of 12% per annum, in each case payable quarterly. As of March 7, 2018, the interest rates increased to 12% and 14% per annum, respectively, due to the covenant default. Undrawn amounts under the delayed draw term loan accrued a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and the delayed draw term loan had a scheduled maturity of December 30, 2020.

In connection with our entry into the Second Lien Term Loan Facility, we used $50.9 million of the proceeds to repurchase and retire approximately 4.8 million shares of our common stock (approximately 10% of our shares outstanding) held by an affiliate of AIP, which was one of the conditions precedent for the Second Lien Term Loan Facility. Based on observable and unobservable market data, we determined the fair value of the shares we repurchased from the related party on August 9, 2017 was $16.7 million. We utilized a discounted cash flow model and estimates of our weighted average cost of capital on the transaction date to derive the estimated fair value of the share repurchase. The $34.2 million difference between the share repurchase price and the fair value of the repurchased shares was recorded as a discount on the Second Lien Term Loan Facility borrowing. Non-cash amortization of the debt discount and direct financing costs were being accreted to the carrying value of the loan through interest expense utilizing the effective interest method and an effective interest rate of 20.08%.

Interest expense associated with our Second Lien Credit Agreement was comprised of the following:

(in thousands)	Coupon Interest	Accretion of debt discount and amortization of financing costs	Total Interest Expense
For the three months ended June 30, 2018	$2,191	$833	$3,024
For the six months ended June 30, 2018	$7,460	$3,202	$10,662

The Second Lien Credit Agreement contained representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to certain cushions. At March 31, 2018 and December 31, 2017, we were in default of several financial covenants associated with the Second Lien Credit Agreement, which resulted in our classification of all of the net carrying value as a current liability in our condensed consolidated balance sheet. Under the terms of the intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement, the lenders under the Second Lien Credit Agreement cannot enforce remedies against the collateral until after they provide notice of enforcement and after the expiration of a 180-day standstill period. The lenders under the Second Lien Credit Agreement did not provide such notice. The March 1, 2018 and April 10, 2018 Amended Credit Agreement amendments temporarily waived all events of default, including cross-default provisions.

NOTE 19 – RIGHTS OFFERING

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share. On April 10, 2018, we extended the expiration date and amended certain other terms regarding the Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights, or pay cash in lieu of fractional rights. The Rights Offering did not include an oversubscription privilege.

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.4 million. Of the proceeds received, $214.9 million were used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder were used for working capital purposes. Direct costs of the Rights Offering totaled $3.2 million.

NOTE 20 – CONTINGENCIES

Stockholder Litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The complaints were brought on behalf of a putative class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. Through subsequent amendments, the putative class period was expanded to include investors who purchased shares between June 17, 2015 and August 9, 2017. We filed a motion to dismiss in late 2017; the court denied the motion in early 2018.

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

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the “Derivative Litigation”). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs assert a variety of claims against defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who all purport to be current shareholders of the Company's common stock, are suing on behalf of the Company to recover costs and an unspecified amount of damages, and force implementation of corporate governance changes.

On June 28, 2018, the Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation is pending. The parties have filed a motion asking the Court to stay the Derivative Litigation.

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

NOTE 21 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At June 30, 2018 and 2017, we had deferred approximately $1.6 million and $(1.3) million, respectively, of net gains (losses) on these derivative financial instruments in AOCI.

At June 30, 2018, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $23.0 million at June 30, 2018 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our U.S. Revolving Credit Facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our U.S. Revolving Credit Facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	June 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$731	$1,088
Other assets	1,631	312
Accounts payable	1	105

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$—	$7
Accounts payable	3	1,722
Other liabilities	—	12

The effects of derivatives on our financial statements are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$(602)	$(3,657)	$999	$2,244
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	(478)	714	1,138	6,002
Cost of operations	(11)	(49)	1	(46)
Other-net	—	885	—	492
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(412)	(113)	(499)	(3,519)

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(3)	$(36)	$(28)	$(345)

NOTE 22 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the Financial Accounting Standards Board ("FASB") Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	June 30, 2018	Level 1	Level 2	Level 3
Commercial paper	$1,989	$—	$1,989	$—
Certificates of deposit	2,999	—	2,999	—
Mutual funds	1,351	—	1,351	—
Corporate notes and bonds	1,594	1,594	—	—
United States Government and agency securities	5,680	5,680	—	—
Total fair value of available-for-sale securities	$13,614	$7,274	$6,340	$—

(in thousands)
Available-for-sale securities	December 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$1,895	$—	$1,895	$—
Certificates of deposit	2,398	—	2,398	—
Mutual funds	1,331	—	1,331	—
Corporate notes and bonds	4,447	4,447	—	—
United States Government and agency securities	5,738	5,738	—	—
Total fair value of available-for-sale securities	$15,809	$10,185	$5,624	$—

Derivatives	June 30, 2018	December 31, 2017
Forward contracts to purchase/sell foreign currencies	$2,358	$(432)

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

•
Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2018 and December 31, 2017.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 16). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Our interim goodwill impairment tests and second quarter 2018 impairment charges required significant fair value measurements using unobservable inputs (see Note 12). The fair value of the reporting unit was based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

Our second quarter 2018 impairment charges to assets held for sale of discontinued operations required significant fair value measurements using unobservable inputs (see Note 3). The fair value of the net assets held for sale were based on the expected net proceeds for the sale of MEGTEC and Universal.

NOTE 23 – SUPPLEMENTAL INFORMATION

During the six months ended June 30, 2018 and 2017, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Accrued capital expenditures in accounts payable	$123	$703
Accreted interest expense on our second lien term loan facility	$3,202	$—

During the six months ended June 30, 2018 and 2017, we recognized the following cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Income tax payments	$2,938	$2,657
Interest payments on our U.S. revolving credit facility	$4,599	$1,389
Interest payments on our second lien term loan facility	$7,627	$—

During the three and six months ended June 30, 2018 and 2017, interest expense in our condensed consolidated financial statements consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,434	$1,428	$5,779	$2,128
Second Lien Term Loan Facility	2,191	—	7,460	—
Foreign revolving credit facilities	145	233	279	474
	5,770	1,661	13,518	2,602
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility deferred financing fees and commitment fees	5,113	872	8,314	1,588
Second Lien Term Loan Facility deferred financing fees and discount	833	—	3,202	—
	5,946	872	11,516	1,588

Other interest expense	161	3,750	295	3,796

Total interest expense	$11,877	$6,283	$25,329	$7,986

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the consolidated balance sheets that sum to the total of the same amounts in the consolidated statements of cash flows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents of continuing operations (1)	$28,512	$43,717	$59,239	$87,426
Restricted cash and cash equivalents	32,302	25,980	22,833	27,770
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$60,814	$69,697	$82,072	$115,196
(1) Cash and cash equivalents of discontinued operations is included in current assets of discontinued operations in the consolidated balance sheet. See Note 3 for further information.

NOTE 24 – NEW ACCOUNTING STANDARDS

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance provides companies with the election to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. Existing guidance requiring the effect of a change in tax law or rates to be recorded in continuing operations is not affected. This standard is effective for all public business entities for fiscal years beginning after December 15, 2018, and any interim periods within those fiscal years. Early adoption is permitted in any interim period. We expect the impact of this standard on our financial statements would be immaterial, but we do not plan on early adopting this standard and have not determined whether we will exercise the election upon adoption.

New accounting standards that were adopted during the six months ended June 30, 2018 are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and replaces most existing revenue recognition guidance. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations for licenses, for determining if an entity is the principal or agent in a revenue arrangement, and for technical corrections and improvements on topics including contract costs, loss provisions on construction and production contracts and disclosures for remaining and prior-period performance obligations. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We adopted the new accounting standard as of January 1, 2018 under the modified retrospective method. See Note 5 for additional accounting policy and transition disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the changes in the total of cash, cash equivalents and restricted cash to be shown together in the statement of cash flows and no longer presenting transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Historically, we have presented the transfer of cash to restricted cash and cash equivalents in the investing section of the statement of cash flows. With the adoption of ASU 2016-18, changes in restricted cash are also included in statement of cash flows based on the nature of the change together with unrestricted cash flows. We retrospectively adopted the new accounting standard as of January 1, 2018. The only meaningful effect on our financial statements is related to the restricted cash received from the sale of BWBC as described in Note 11, which is reflected as investing cash flow. The detail of cash, cash equivalents, and restricted cash is included in Note 23.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. Upon adoption, this affected not only how we present net periodic benefit cost, but also Power segment gross profit. We adopted the new accounting standard retrospectively as of January 1, 2018. The changes in the classification of the historical components of net periodic benefit costs from operating expense to other expense for the three and six months ended June 30, 2017 amounted to $5.2 million and $9.5 million, respectively, and are reflected in our condensed consolidated statements of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We early adopted ASU 2017-04 on April 1, 2018, effective the first day of our 2018 second quarter. See Note 12 for further discussion of the goodwill impairment we recognized in the second quarter of 2018.

NOTE 25 – SUBSEQUENT EVENT

On August 9, 2018, the Company entered into a definitive agreement to sell all of the issued and outstanding capital stock of Palm Beach Resource Recovery Corporation, a B&W subsidiary that holds two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, to Covanta Pasco, Inc., a wholly owned subsidiary of Covanta Holding Company, for $45 million.  The purchase price is subject to adjustment for net working capital at closing and other adjustments as set forth in the definitive purchase agreement.  The sale is expected to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including approval by the Solid Waste Authority of West Palm Beach.  We expect to use proceeds from the transaction primarily to reduce outstanding balances under our bank credit facilities. Total assets of the subsidiary as of June 30, 2018 were $11.3 million and revenues for the six months ended June 30, 2018 were $30.2 million.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy the liquidity and other requirements under U.S. revolving credit facility as recently amended, including our ability to successfully enter into and borrow under a new term loan and receive concessions from customers on our Renewable energy loss contracts; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully integrate and realize the expected synergies from acquisitions; our ability to successfully address productivity and schedule issues in our Renewable segment, including the ability to complete our Renewable energy contracts within the expected time frame and the estimated costs; willingness of customers to waive liquidated damages or agree to bonus opportunities; our ability to successfully partner with third parties to win and execute renewable contracts; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual of anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions; our ability to successfully consummate the sale of our MEGTEC and Universal businesses and the sale of our subsidiary that holds two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, as well as our ability to successfully consummate strategic alternatives for other assets, if we determine to pursue them. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report") filed with the Securities and Exchange Commission.

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

In the three and six months ended June 30, 2018, we recorded operating losses of $137.4 million and $243.8 million compared to $146.6 million and $157.9 million in the three and six months ended June 30, 2017. Our consolidated results and the results of the Renewable segment are primarily driven by changes in estimated revenues and costs to complete the six European loss contracts described in more detail in Note 5 to the condensed consolidated financial statements. We intend to seek insurance recoveries and additional relief from customers and will pursue other claims where appropriate and available. There can be no assurance as to recovery amounts that we may realize. Renewable loss contract positions at June 30, 2018 do not take into account any of these potential recoveries to mitigate these losses.

In the three and six months ended June 30, 2018, we recorded $57.3 million and $110.0 million increases in estimated losses on these six contracts, even as we continue to make considerable progress on each. The largest portion of these charges, $21.4 million and $39.7 million, respectively, relate to the fifth contract, where the structural steel beam failed in the third quarter of 2017 and work was stopped for an extended period until the structure could be stabilized. In the first quarter of 2018, increases in estimated losses on this fifth loss contract relate primarily to assumption of the civil scope from our joint venture partner, which entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018, and to receiving regulatory approval approximately one month later than previously expected to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams in a compressed time frame. Costs increase when construction activities accelerate because productivity of subcontractors decreases and risk of rework increases. In the second quarter 2018, further increases in estimated losses on this fifth contract reflect greater challenges in restarting work on a site that had been idle for an extended period, including the extent of items that had been damaged from weather exposure, and increases in expected warranty costs. Increases in estimated losses on the second and fourth Renewable loss contracts totaled $22.1 million and $38.2 million in the three and six months ended June 30, 2018, respectively, primarily as a result of repairs required from startup commissioning activities in the second quarter of 2018, subcontractor productivity being lower than previous estimates, additional expected punch list and other commissioning cost, estimated claim settlements and estimated liquidated damages from extending estimated construction time lines. Experience from the startup and commissioning activities in the second quarter of 2018 also resulted in increased estimated warranty costs across the six loss contracts. Additionally, in late May 2018, our insurer disputed our $15.5 million (DKK 100.0 million) insurance claim to recover a portion of the losses on the first project. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit.

In the three and six months ended June 30, 2017, we recorded a total of $115.2 million and $112.2 million in losses from changes in the estimated revenues and costs to complete the six European loss contracts, primarily as a result of scheduling delays and shortcomings in our subcontractors estimated productivity. Two of the six became loss contracts in the second quarter of 2017.

In the Power segment, 2018 revenues are below the corresponding periods due to anticipated lower demand in the global market for new build coal-fired power generation and from lower demand for retrofit projects driven by the Coal Combustion Residue regulations in the U.S. Restructuring occurred in 2017 to maintain margins by reducing costs associated with the projected declines in demand, and further restructuring occurred in June 2018. Comparisons are further affected by increases in estimated warranty costs on certain projects in the second quarter of 2018, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefit expenses that benefited the second quarter of 2017.

The Industrial segment now represents our cooling systems business. While our second quarter 2018 results of the Industrial segment are consistent with the second quarter of the prior year, profitability in this business has been affected by increases in costs to complete new build cooling systems. In 2017, we implemented strategy changes to focus on core geographies and products, and we expect margins to begin to normalize in late 2018 as legacy new build cooling system contracts are completed and both our productivity and profitability increase. On June 5, 2018, we entered into a stock purchase agreement with Dürr AG and its wholly owned subsidiary, Dürr Inc., to sell our MEGTEC and Universal businesses for $130 million, subject to adjustment. We expect the sale to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, and expect use the proceeds from the transaction primarily to reduce outstanding balances under our bank credit facilities, improving our balance sheet and financial flexibility. As a result, the MEGTEC and Universal businesses, which were previously included in our Industrial segment, are classified as discontinued operations because the disposal represents a strategic shift that will have a major effect on our operations. Accordingly, we recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in Loss from discontinued operations, net of tax.

On April 30, 2018, we raised $248.4 million in a rights offering ("Rights Offering"), resulting in the issuance of 124.3 million shares of common stock. On May 4, 2018, we used $214.9 million of the proceeds from the Rights Offering to fully repay and terminate our second lien term loan facility, dated August 9, 2017 (the "Second Lien Term Loan Facility"), including $2.3 million of accrued interest, resulting in an extinguishment loss of approximately $49.2 million due to the remaining unamortized debt discount and the make-whole interest required from its early repayment. Repayment of the Second Lien Term Loan Facility, which had been in default beginning March 1, 2018, is expected to save approximately $25 million in annual interest payments and $30 million of annual interest expense. We used the remaining net proceeds from the Rights Offering for working capital purposes. The repayment of the Second Lien Term Loan Facility and the Rights Offering are described more fully in Note 18 and Note 19, respectively, to the condensed consolidated financial statements.

Year-over-year comparisons of our results were also affected by:

•
$37.5 million to fully impair goodwill related to our SPIG reporting unit in the second quarter of 2018 due to lower bookings than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. See further discussion in Note 12 to the condensed consolidated financial statements.

•
$5.1 million and $8.2 million of financial advisory services are included in selling, general and administrative expenses ("SG&A") in the three and six months ended June 30, 2018, respectively. These services are requirements of Amendments 3 and 5 to the U.S. Revolving Credit Facility, as described more fully in Note 17 to the condensed consolidated financial statements.

•
$3.8 million and $10.7 million of restructuring and spin-off costs were recognized in the three and six months ended June 30, 2018, respectively, compared to $2.0 million and $5.0 million of restructuring and spin-off costs in the three and six months ended June 30, 2017, respectively. The actions in the first six months of 2018 are primarily related to executive severance, workforce reductions and the remaining severance costs of other restructuring initiatives. In the first six months of 2017, restructuring cost related to severance costs from prior initiatives to restructure the business serving the power generation market in advance of lower demand for power generation from coal in the United States.

•
$6.5 million of gain on the sale of an equity method investment in China was recognized in the first quarter of 2018 and is included in Equity in income and impairment of investees. The sale was completed in early 2018 with proceeds, net of withholding tax of $19.8 million.

•
$18.4 million and $18.2 million of other-than-temporary impairment of our equity method investment in India in the first quarter of 2018 and the second quarter of 2017, respectively, based on a change in strategy and then an agreement to sell it, which was completed in July 2018. The impairments are included in Equity in income and impairment of investees. See further discussion in Note 11 to the condensed consolidated financial statements.

•	$1.5 million to dispose and write off unused IT equipment and cancel in-process IT projects in the second quarter of 2018.

•
$0.5 million and $1.1 million of actuarially determined mark-to-market ("MTM") losses caused by lump sum settlement payments from our Canadian pension plan in the second quarter 2018 and the first quarter of 2017, respectively.

•	$0.5 million and $1.4 million of acquisition and integration costs in the three and six months ended June 30, 2017, respectively, related to the acquisitions of SPIG and Universal.

In an effort to address our liquidity needs from the accrued losses on the six European loss contracts in the Renewable segment, we have:

•	raised $248.4 million of equity on April 30, 2018 through the Rights Offering;

•	repaid on May 4, 2018 the Second Lien Term Loan Facility, which will save approximately $25 million in annual interest payments and $30 million of annual interest expense;

•	entered into an agreement on June 5, 2018 to sell our MEGTEC and Universal businesses for $130 million (subject to adjustment);

•
entered into an agreement on August 9, 2018 to sell a subsidiary that holds two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida for $45 million (subject to adjustment);

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), our former joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), our former joint venture in India, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in July 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $34 million annually; and

•
entered into several waivers and amendments to avoid default to our U.S. Revolving Credit Facility as described in Note 17, the most recent of which is dated August 9, 2018. As part of this latest amendment, our lenders agreed to reduce the minimum liquidity required under the facility, which has the effect of increasing the amount we may borrow by up to $25 million.  Other liquidity measures that must also be completed include: a) the receipt of $30 million in net proceeds from the Last Out Loan, for which a binding commitment letter with Vintage Capital Management LLC, a related party, was executed on August 9, 2018, which is fully backstopped by B. Riley FBR, Inc., a related party; and b) obtaining $25 million of written commitments for concessions from customers on the Renewable loss contracts through a combination of cash contributions, loans and forgiveness of indebtedness and performance obligations by September 30, 2018.

Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries, additional relief from customers and will pursue other claims where appropriate and available. Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. Our plan is designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve month period following August 9, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control, including regulatory approvals that may be required to sell certain assets, agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Additionally, our ability to operate within the amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

RESULTS OF OPERATIONS

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted EBITDA. The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark-to-market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under Amendments 3 and 5 to our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues:
Power segment	$197,752	$213,756	$(16,004)	$356,878	410,052	$(53,174)
Renewable segment	55,002	48,074	6,928	114,960	153,610	(38,650)
Industrial segment	46,015	46,632	(617)	82,759	95,817	(13,058)
Eliminations	(7,432)	(2,231)	(5,201)	(10,084)	(5,176)	(4,908)
	291,337	306,231	(14,894)	544,513	654,303	(109,790)
Gross profit (loss)(1):
Power segment	30,011	43,852	(13,841)	60,876	81,562	(20,686)
Renewable segment	(69,329)	(110,894)	41,565	(119,778)	(100,300)	(19,478)
Industrial segment	79	187	(108)	(2,672)	4,886	(7,558)
Intangible amortization expense included in cost of operations	(1,827)	(2,738)	911	(3,661)	(6,127)	2,466
	(41,066)	(69,593)	28,527	(65,235)	(19,979)	(45,256)
Selling, general and administrative ("SG&A") expenses	(52,090)	(57,272)	5,182	(114,351)	(113,852)	(499)
Goodwill impairment	(37,540)	—	(37,540)	(37,540)	—	(37,540)
Restructuring activities and spin-off transaction costs	(3,826)	(1,952)	(1,874)	(10,688)	(4,984)	(5,704)
Research and development costs	(1,287)	(2,437)	1,150	(2,429)	(4,230)	1,801
Intangible amortization expense included in SG&A	(158)	(98)	(60)	(395)	(204)	(191)
Equity in loss of investees	—	(15,232)	15,232	(11,757)	(14,614)	2,857
Loss on asset disposals, net	(1,384)	(2)	(1,382)	(1,384)	(2)	(1,382)
Operating loss	$(137,351)	$(146,586)	$9,235	$(243,779)	$(157,865)	$(85,914)
(1) Gross profit excludes intangible amortization but includes depreciation.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Adjusted EBITDA
Power segment(1)	$16,439	$27,401	$(10,962)	$27,613	$44,810	$(17,197)
Renewable segment	(78,603)	(123,302)	44,699	(140,357)	(122,375)	(17,982)
Industrial segment	(6,222)	(4,880)	(1,342)	(13,532)	(5,385)	(8,147)
Corporate(2)	(6,194)	(9,665)	3,471	(17,808)	(19,393)	1,585
Research and development costs	(1,287)	(2,437)	1,150	(2,429)	(4,230)	1,801
Foreign exchange	(20,198)	2,294	(22,492)	(17,741)	2,339	(20,080)
Other – net	(131)	43	(174)	266	78	188

Gain on sale of equity method investment (BWBC)	—	—	—	6,509	—	6,509
Other than temporary impairment of equity method investment in TBWES	—	(18,193)	18,193	(18,362)	(18,193)	(169)
Loss on debt extinguishment	(49,241)	—	(49,241)	(49,241)	—	(49,241)
Loss on asset disposal	(1,513)	—	(1,513)	(1,513)	—	(1,513)
MTM loss from benefit plans	544	—	544	544	(1,062)	1,606
Financial advisory services included in SG&A	(5,142)	—	(5,142)	(8,231)	—	(8,231)
Acquisition and integration costs included in SG&A	—	(535)	535	—	(1,432)	1,432
Goodwill impairment	(37,540)	—	(37,540)	(37,540)	—	(37,540)
Restructuring activities and spin-off transaction costs	(3,826)	(1,952)	(1,874)	(10,688)	(4,984)	(5,704)
Depreciation & amortization	(6,921)	(7,774)	853	(13,902)	(16,159)	2,257
Interest expense, net	(11,770)	(6,158)	(5,612)	(25,069)	(7,749)	(17,320)
Loss before income tax expense	(211,605)	(145,158)	(66,447)	(321,481)	(153,735)	(167,746)
Income tax expense (benefit)	(1,934)	3,458	(5,392)	5,029	346	4,683
Income (loss) from continuing operations	(209,671)	(148,616)	(61,055)	(326,510)	(154,081)	(172,429)
Income (loss) from discontinued operations, net of tax	(55,932)	(2,234)	(53,698)	(59,428)	(3,610)	(55,818)
Net income (loss)	(265,603)	(150,850)	(114,753)	(385,938)	(157,691)	(228,247)
Net income attributable to noncontrolling interest	(165)	(149)	(16)	(263)	(353)	90
Net loss attributable to stockholders	$(265,768)	$(150,999)	$(114,769)	$(386,201)	$(158,044)	$(228,157)

(1) Power segment adjusted EBITDA includes $6.4 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended June 30, 2018 and 2017, respectively. Power segment adjusted EBITDA includes $13.2 million and $10.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the six months ended June 30, 2018 and 2017, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $4.4 million in the six months ended June 30, 2018 and 2017, respectively.

Condensed and Consolidated Results of Operations

Three Months Ended June 30, 2018 vs. 2017

Revenues decreased by $14.9 million to $291.3 million in the second quarter of 2018 as compared to $306.2 million in the second quarter of 2017 primarily from anticipated lower demand in the Power segment for retrofit projects driven by the Coal Combustion Residue regulations in the U.S. In the Renewable segment, changes in estimated contract progress and estimated liquidated damages ("LDs") in the second quarter of 2018 reduced revenue less than the second quarter of 2017.

Gross profit improved by $28.5 million, to a loss of $41.1 million in the second quarter of 2018 as compared to a loss of $69.6 million in the second quarter of 2017. In the second quarter of 2018 and 2017, we recorded $57.3 million and $115.2 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts, as described in greater detail in Note 5 to the condensed consolidated financial statements. The lower level of losses recorded in the Renewable segment were partly offset by a decrease in the Power segment from the lower volume of revenue, increases in estimated warranty costs on certain projects, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017.

SG&A expenses were $5.2 million lower in the second quarter of 2018 primarily due to the benefits of prior restructuring initiatives and conscious reduction of discretionary costs, which more than offset increases in financial advisory fees, litigation costs and support costs in the Renewable segment.

Equity in income of investees was a loss of $15.2 million in the second quarter of 2017, which included an $18.2 million other-than-temporary-impairment of our investment in TBWES, which was partly offset by $3.0 million of equity in income of BWBC. Our former joint ventures and the related equity in income of investees is described more fully below and in Note 11 to the condensed consolidated financial statements.

Six Months Ended June 30, 2018 vs. 2017

Revenues decreased by $109.8 million to $544.5 million in the first six months of 2018 as compared to $654.3 million in the first six months of 2017. Revenue in the Power segment decreased by $53.2 million primarily due to lower demand in the global market for new build coal-fired power generation and from lower demand for retrofit projects driven by the Coal Combustion Residue regulations in the U.S. Revenue in the Renewable segment decreased by $38.7 million primarily due to the changes in the estimated contract progress and increases in estimated LDs on the six European loss contracts in our Renewable segment and from lower levels of activity as progress is made on these loss projects. Revenue in the Industrial segment declined $13.1 million primarily due to lower volume of aftermarket cooling system services.

Gross profit decreased by $45.3 million, to a loss of $65.2 million in the first six months of 2018 as compared to a loss of $20.0 million in the first six months of 2017. Gross profit in the Renewable segment decreased $19.5 million primarily from changes in the estimated revenues and costs to complete the six European loss contracts, as described in greater detail in Note 5 to the condensed consolidated financial statements. Gross profit in the Power segment decreased $20.7 million primarily from the lower volume of revenue, increases in estimated warranty costs on certain projects, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017. Gross profit in the Industrial segment decreased primarily from increases in estimated costs to complete new build cooling contracts.

SG&A expenses were $0.5 million lower in the first six months of 2018, primarily due to the benefits of prior restructuring initiatives and conscious reduction of discretionary costs, which more than offset increases in financial advisory fees, litigation costs and support costs in the Renewable segment.

Equity in income of investees were losses of $11.8 million and $14.6 million in the first six months of 2018 and 2017, respectively. In the first six months of 2018, we recognized a $18.4 million other-than-temporary impairment in our investment in TBWES, which was partly offset by a gain on sale of our investment in BWBC of approximately $6.5 million. In the first six months of 2017, we recognized a $18.2 million other-than-temporary impairment in our investment in TBWES, which was partly offset by $3.6 million of equity in earnings of our investment in BWBC. Our former joint ventures and the related equity in income of investees is described more fully below and in Note 11 to the condensed consolidated financial statements.

Power Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$197,752	$213,756	$(16,004)	$356,878	$410,052	$(53,174)
Gross profit (loss)	$30,011	$43,852	$(13,841)	$60,876	$81,562	$(20,686)
Adjusted EBITDA	$16,439	$27,401	$(10,962)	$27,613	$44,810	$(17,197)
Gross profit %	15.2%	20.5%		17.1%	19.9%

Three Months Ended June 30, 2018 vs. 2017

Revenues in the Power segment decreased 7%, or $16.0 million, to $197.8 million in the quarter ended June 30, 2018, compared to $213.8 million in the corresponding quarter in 2017. The revenue decrease is attributable to the the anticipated continued decline in the global new build market for coal-fired power generation and the anticipated lower demand in the Power segment for retrofit projects driven by the Coal Combustion Residue regulations in the U.S., which have been delayed or suspended along with other U.S. environmental regulations.

Gross profit in the Power segment decreased 32%, or $13.8 million, to $30.0 million in the quarter ended June 30, 2018, compared to $43.9 million in the corresponding quarter in 2017 due to lower volume of revenue, increases in estimated warranty costs on certain projects, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017.

Adjusted EBITDA in the Power segment decreased 40%, or $11.0 million, to $16.4 million in the quarter ended June 30, 2018, compared to $27.4 million in the corresponding quarter in 2017. The adjusted EBITDA decrease is attributable to lower gross profit discussed above. Power segment SG&A also decreased year-over-year in the second quarter of 2018, but it did not reduce at the same rate as revenue.

As a result of a new accounting standard that became effective in 2018, Power segment gross profit has been adjusted retrospectively. Net benefit from pension and other postretirement benefit plans excluding MTM adjustments totaling $6.4 million and $5.0 million in the three months ended June 30, 2018 and 2017, respectively, are excluded from Power segment gross profit, but are included in Power segment adjusted EBITDA.

Six Months Ended June 30, 2018 vs. 2017

Revenues in the Power segment decreased 13%, or $53.2 million, to $356.9 million in the six months ended June 30, 2018, compared to $410.1 million in the corresponding period in 2017. The revenue decrease is attributable to the the anticipated continued decline in the global new build market for coal-fired power generation and the anticipated lower demand in the Power segment for retrofit projects driven by the Coal Combustion Residue regulations in the U.S., which have been delayed or suspended along with other U.S. environmental regulations.

Gross profit in the Power segment decreased 25%, or $20.7 million, to $60.9 million in the six months ended June 30, 2018, compared to $81.6 million in the corresponding period in 2017. The decrease in gross profit is related to lower volume of revenue, increases in estimated warranty costs on certain projects, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017.

Adjusted EBITDA in the Power segment decreased 38%, or $17.2 million, to $27.6 million in the six months ended June 30, 2018, compared to $44.8 million in the corresponding period in 2017. The adjusted EBITDA decrease is attributable to lower gross profit discussed above. Power segment SG&A also decreased year-over-year in the first six months, but it did not reduce at the same rate as revenue.

As a result of a new accounting standard that became effective in 2018, Power segment gross profit has been adjusted retrospectively. Net benefit from pension and other postretirement benefit plans excluding MTM adjustments totaling $13.2 million and $10.0 million in the six months ended June 30, 2018 and 2017, respectively, are excluded from Power segment gross profit, but are included in Power segment adjusted EBITDA.

Renewable Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$55,002	$48,074	$6,928	$114,960	$153,610	$(38,650)
Gross profit (loss)	$(69,329)	$(110,894)	$41,565	$(119,778)	$(100,300)	$(19,478)
Adjusted EBITDA	$(78,603)	$(123,302)	$44,699	$(140,357)	$(122,375)	$(17,982)
Gross profit %	(126.0)%	(230.7)%		(104.2)%	(65.3)%

The results of the Renewable segment are primarily driven by changes in estimated revenues and costs to complete the six European loss contracts described in more detail in the Overview of Results above and in Note 5 to the condensed consolidated financial statements. The August 9, 2018 amendment to the U.S. Revolving Credit Facility requires $25.0 million of concessions from customers on these Renewable loss contracts to be secured by August 31, 2018; however, these concessions have not been included in the contract estimates as of June 30, 2018 because they remained unsigned as of the filing date of these condensed consolidated financial statements.

Three Months Ended June 30, 2018 vs. 2017

Revenues in the Renewable segment increased 14%, or $6.9 million to $55.0 million in the quarter ended June 30, 2018 from $48.1 million in the corresponding quarter in 2017. Changes in estimated contract progress and estimated LDs in the second quarter of 2018 reduced revenue less than the second quarter of 2017.

Gross profit in the Renewable segment was a loss of $69.3 million in the quarter ended June 30, 2018 compared to a $110.9 million loss in the corresponding quarter in 2017. In the second quarter of 2018 and 2017, we recorded $57.3 million and $115.2 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts. Additionally, in late May 2018, our insurer disputed our $15.5 million (DKK 100.0 million) insurance claim to recover a portion of the losses on the first project. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit.

Adjusted EBITDA in the Renewable segment improved $44.7 million to a loss of $78.6 million in the quarter ended June 30, 2018, compared to $123.3 million the corresponding quarter in 2017. The improvement is primarily due to the changes in gross profit described above, partly offset by lower SG&A, which reflects benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Six Months Ended June 30, 2018 vs. 2017

Revenues in the Renewable segment decreased 25%, or $38.7 million to $115.0 million in the six months ended June 30, 2018 from $153.6 million in the corresponding period in 2017. The decrease in revenue was primarily due to the effect on the percentage of completion of the increases in estimated costs to complete and increases in estimated LDs on the six European loss contracts and from lower levels of activity as progress is made on these loss projects.

Gross profit in the Renewable segment worsened $19.5 million to a loss of $119.8 million in the six months ended June 30, 2018, compared to a loss of $100.3 million in the corresponding period in 2017. In the six months ended June 30, 2018 and June 30, 2017, we recorded $110.0 million and $112.2 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts.

Adjusted EBITDA in the Renewable segment worsened $18.0 million to a loss of $140.4 million in the six months ended June 30, 2018, compared to a loss of $122.4 million in the corresponding period of 2017. The decrease in adjusted EBITDA was primarily due to the changes in gross profit described above, partly offset by lower SG&A, which reflects benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Industrial Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$46,015	$46,632	$(617)	$82,759	$95,817	$(13,058)
Gross profit (loss)	$79	$187	$(108)	$(2,672)	$4,886	$(7,558)
Adjusted EBITDA	$(6,222)	$(4,880)	$(1,342)	$(13,532)	$(5,385)	$(8,147)
Gross profit %	0.2%	0.4%		(3.2)%	5.1%

Three Months Ended June 30, 2018 vs. 2017

Revenues in the Industrial segment decreased $0.6 million, to $46.0 million in the quarter ended June 30, 2018 from $46.6 million in the corresponding quarter in 2017. The slight decrease in revenues in the Industrial segment is primarily due to lower volume of aftermarket cooling systems services, mostly offset by increases in new build cooling systems activity.

Gross profit in the Industrial segment decreased $0.1 million, to $0.1 million in the quarter ended June 30, 2018, compared to $0.2 million in the corresponding quarter in 2017. Gross profit remained relatively unchanged due to the continued effort in closing out legacy new build cooling system projects that were in low margin or loss positions. Remaining legacy new build cooling system contracts are generally expected to be completed in the second half of 2018, and at June 30, 2018, accrued Industrial contract losses totaled $2.2 million.

Adjusted EBITDA in the Industrial segment decreased by $1.3 million to a loss of $6.2 million in the quarter ended June 30, 2018, compared to a loss of $4.9 million in the quarter ended June 30, 2017. The decrease primarily reflects legal expenses related to legacy litigation.

Six Months Ended June 30, 2018 vs. 2017

Revenues in the Industrial segment decreased 14%, or $13.1 million, to $82.8 million in the six months ended June 30, 2018 from $95.8 million in the corresponding six months in 2017. The decrease is primarily due to lower volume of aftermarket cooling systems services.

Gross profit in the Industrial segment decreased $7.6 million, to a loss of $2.7 million in the six months ended June 30, 2018, compared to $4.9 million of gross profit in the corresponding six months in 2017. The decrease primarily reflects increases in estimated costs to complete new build cooling systems contracts.

Adjusted EBITDA in the Industrial segment decreased by $8.1 million to a loss of $13.5 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease primarily reflects increases in estimated costs to complete legacy new build cooling systems contracts and legal expenses related to legacy litigation.

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

Bookings represent changes to the backlog. Bookings include additions from booking new business, subtractions from customer cancellations or modifications, changes in estimates of liquidated damages that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter term changes in bookings may not necessarily indicate a material trend.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Power	$132	$177	$403	$354
Renewable(1)	(23)	15	23	50
Industrial	18	79	45	144
Other/eliminations	(1)	(37)	(2)	(38)
Bookings	$126	$234	$469	$510
(1) Renewable bookings primarily represents the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Renewable bookings in the three months ended June 30, 2018 and 2017 was $(30.3) million and $30.3 million, respectively, and the foreign exchange impact on Renewable bookings in the six months ended June 30, 2018 and 2017 was $(12.3) million and $43.3 million, respectively.

(In approximate millions)	June 30, 2018	December 31, 2017	June 30, 2017
Power	$500	$453	$562
Renewable(1)	916	1,008	1,137
Industrial	137	175	221
Other/eliminations	(35)	(43)	(36)
Backlog	$1,518	$1,593	$1,884
(1) Renewable backlog at June 30, 2018 includes $714 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations ranging to between 2019 and 2035. Generally such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at June 30, 2018, we expect to recognize revenues as follows:

(In approximate millions)	2018	2019	Thereafter	Total
Power	$283	$123	$94	$500
Renewable	152	130	634	$916
Industrial	91	25	21	$137
Other/eliminations	(19)	(15)	(1)	$(35)
Expected revenue from backlog	$507	$263	$748	$1,518

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $3.5 million to $6.2 million in the second quarter of 2018 from $9.7 million in the second quarter of 2017. Corporate costs decreased $1.6 million to $17.8 million in the six months ended June 30, 2018 from $19.4 million in the six months ended June 30, 2107. The decrease primarily reflects benefits of restructuring, lower incentive and stock-based compensation and reductions in discretionary spend.

Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $4.4 million in the six months ended June 30, 2018 and 2017, respectively.

Research and Development

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $1.3 million and $2.4 million for the quarter ended June 30, 2018 and 2017, respectively, and $2.4 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

Restructuring costs totaled $3.8 million and $10.7 million in the three and six months ended June 30, 2018, respectively, and $2.0 million and $5.0 million in the three and six months ended June 30, 2017, respectively. At the end of June 2018, we eliminated 74 positions, primarily in our U.S., Canada and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. These severance actions are expected to result in $18.3 million of annual savings. Severance cost associated with these actions is expected to total approximately $5.5 million, of which $3.4 million was recorded in June 2018 and the remainder will be recorded in the balance of 2018 over the remaining service periods. Executive severance totaling $0.2 million and $5.1 million in the three and six months ended June 30, 2018, respectively, related to the elimination of the SVP and Chief Business Development Officer role and the transition of the CEO. Severance payments are expected to extend through mid-2019. Additionally, we implemented other initiatives and benefit changes to avoid or reduce costs totaling approximately $15.8 million annually.

As described further in Note 6 to the condensed consolidated financial statements, other restructuring costs in 2018 relate to executive severance and actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included reduction of approximately 30% of B&W Vølund's workforce to align with a new execution model focused on B&W Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner.

In the three and six months ended June 30, 2017, restructuring costs relate primarily to a series of activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Power segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments, and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Power segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the six months ended June 30, 2018 and 2017, we recognized spin-off costs of $0.3 million and $0.9 million, respectively. We do not expect additional costs related to the spin-off transaction in the second half of 2018.

Goodwill Impairment

ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit.

As described further in Note 12 to the condensed consolidated financial statements, we compared the fair value of the reporting unit and the carrying value of the reporting unit to measure goodwill impairment loss as required by ASU 2017-04. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit of our Industrial segment. After the impairment, the SPIG reporting unit did not have any remaining goodwill.

At June 30, 2018, all of our remaining goodwill related to the Power segment.

Equity in Income (Loss) of Investees

In the first quarter of 2018, we sold all of our interest in BWBC to our joint venture partner for approximately $21.1 million, which resulted in a gain of approximately $6.5 million during the first quarter of 2018. The sale of our interest in BWBC joint venture in China is further described in Note 11 to the condensed consolidated financial statements. We recognized $3.0 million and $3.6 million of equity in earnings of BWBC in the three and six months ended June 30, 2017, respectively.

At June 30, 2018, our total investment in equity method investees is $8.4 million, which included a $7.7 million investment in TBWES, which has a manufacturing facility intended primarily for new build coal boiler projects in India. In the second quarter of 2017, we recognized an $18.2 million other-than-temporary impairment charge of our investment in TBWES as a result of a strategic change we and our joint venture partner made due to the decline in forecasted market opportunities in India. In the first quarter of 2018, we recognized an additional $18.4 million other-than-temporary-impairment charge of our investment in TBWES based on a preliminary agreement to sell our investment in TBWES. The additional impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES. Additionally, AOCI includes $2.6 million at June 30, 2018 for AOCI related to cumulative currency translation loss from our investment in TBWES, and is expected to be recognized as a loss in connection with closing the sale in the third quarter of 2018.

Equity in income of investees is described more fully below and in Note 11 to the condensed consolidated financial statements.

Depreciation and Intangible Asset Amortization

Depreciation expense was $4.9 million in each of the quarters ended June 30, 2018 and 2017 and $9.8 million in each of the six months ended June 30, 2018 and 2017.

We recorded $2.0 million and $2.8 million of intangible asset amortization expense during the quarters ended June 30, 2018 and 2017, respectively and $4.1 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively. We expect intangible asset amortization expense will be approximately $2.6 million for the remainder of 2018.

Mark to Market Adjustments of Pension and Retirement Plans

During the first six months of 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million and an interim mark to market gain of $0.4 million. Lump sum payments from our Canadian pension plan resulted in a plan settlement loss of $0.4 million and an interim mark to market loss of $0.7 million during the first six months of 2017. These charges during the first six month of 2018 and 2017 are not necessarily representative of future interim accounting adjustments as such events are not currently predicted and interim measurement of mark to market adjustments are subject to the current actuarial assumptions.

Foreign Exchange

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

Foreign exchange gain (loss) was $(20.2) million and $2.3 million in the three months ended June 30, 2018 and 2017, respectively, and $(17.7) million and $2.3 million in the six months ended June 30, 2018 and 2017, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in the three and six months ended June 30, 2018 were driven by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
(In thousands, except for percentages)	2018	2017	$ Change	2018	2017	$ Change
Loss before income taxes	(211,605)	(145,158)	$(66,447)	(321,481)	(153,735)	$(167,746)
Income tax expense (benefit)	(1,934)	3,458	$(5,392)	5,029	346	$4,683
Effective tax rate	0.9%	(2.4)%		(1.6)%	(0.2)%

Our effective tax rate can be significantly impacted by valuation allowances related to losses incurred in certain jurisdictions where the ability to utilize those losses in the foreseeable future is less than more likely than not. Additionally, we operate in numerous countries that have statutory tax rates that differ from that of the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 20% and approximately 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items and other nondeductible expenses.

Loss before provision for income taxes generated in the United States and foreign locations for the three and six months ended June 30, 2018 and 2017 is presented in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
United States	$(66,146)	$(27,192)	$(91,170)	$(33,486)
Other than the United States	(145,459)	(117,966)	(230,311)	(120,249)
Income (loss) before provision for (benefit from) income taxes	$(211,605)	$(145,158)	$(321,481)	$(153,735)

See Note 7 of the condensed consolidated financial statements for explanation of differences between our effective income tax rate and our statutory rate.

Liquidity and Capital Resources

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the first half of 2018 on our European renewable energy contracts described in Note 5 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017, March 31, 2018 and June 30, 2018. To avoid default, we obtained amendments and waivers to our U.S. revolving credit facility, dated May 11, 2015 (as amended, the "U.S. Revolving Credit Facility") that temporarily waived these financial covenant defaults, as described in Note 17 to the condensed consolidated financial statements.

In an effort to address our liquidity needs and the going concern uncertainty, we have:

•	raised gross proceeds of $248.4 million on April 30, 2018 through a rights offering as described in Note 19 to the condensed consolidated financial statements;

•
repaid on May 4, 2018 the Second Lien Term Loan Facility as described in Note 18 to the condensed consolidated financial statements, which will save approximately $25 million in annual interest payments and $30 million of annual interest expense;

•	entered into an agreement on June 5, 2018 to sell our MEGTEC and Universal businesses for $130 million (subject to adjustment);

•
entered into an agreement on August 9, 2018 to sell a subsidiary that holds two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida for $45 million (subject to adjustment);

•
sold our equity method investments in BWBC and TBWES and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in July 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $34 million annually; and

•
entered into several waivers and amendments to avoid default to our U.S. Revolving Credit Facility as described in Note 17, the most recent of which is dated August 9, 2018. As part of this latest amendment, our lenders agreed to reduce the minimum liquidity required under the facility, which has the effect of increasing the amount we may borrow by up to $25 million.  Other liquidity measures that must also be completed include: a) the receipt of $30 million in net proceeds from the Last Out Loan, for which a binding commitment letter with Vintage Capital Management LLC, a related party, was executed on August 9, 2018, which is fully backstopped by B. Riley FBR, Inc., a related party; and b) obtaining $25 million of written commitments for concessions from customers on the Renewable loss contracts through a combination of cash contributions, loans and forgiveness of indebtedness and performance obligations by September 30, 2018.

Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries, additional relief from customers and will pursue other claims where appropriate and available. Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. Our plan is designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve month period following August 9, 2018; however, our remediation plan depends on conditions and matters that may be outside of our control, including regulatory approvals that may be required to sell certain assets, agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Additionally, our ability to operate within the amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

At June 30, 2018, our cash and cash equivalents of continuing operations totaled $28.5 million and we had $200.4 million of total borrowings. Our foreign business locations held $28.0 million of our $28.5 million of unrestricted cash and cash equivalents of continuing operations at June 30, 2018. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.

After giving effect to the amendments to our U.S. Revolving Credit Facility, we had approximately $28.6 million of availability as of June 30, 2018. Based on our forecasted results of operations for twelve months after the filing of this document, availability under the U.S. Revolving Credit Facility, proceeds from required asset sales, backlog, cash on-hand and our ability to manage future discretionary cash outflows will provide adequate liquidity until our operations begin to generate cash, which we expect to be in the second half of 2019. Our forecasted use of cash during 2018 will primarily be in the Renewable segment as we fund accrued contract losses and work down advanced bill positions. After required asset sales are completed, we expect to have sufficient borrowing capacity under the U.S. Revolving Credit Facility to meet our liquidity needs. However, there can be no assurance that we will be able to complete such required asset sales on favorable terms, or at all.

Net operating cash flow was a use of $150.6 million in the six months ended June 30, 2018, which was primarily due to funding progress on the six European renewable energy loss contracts in the Renewable segment, corporate overhead (inclusive of interest, pension and other postretirement benefits, financial advisory services, restructuring and spin costs, and research and development) and working capital build within the Power segment related to the timing and mix of work. These cash flows are primarily represented in the $243.8 million operating loss. In the six months ended June 30, 2017, cash used in operations was $81.7 million and related to the operating loss of continuing operations of $157.9 million, offset primarily by changes in advance billings.

Cash flows from investing activities provided net cash of $24.2 million in the six months ended June 30, 2018, primarily from the sale of our equity method investment in BWBC for $21.1 million and the sale of a small emissions monitoring business for $5.1 million, offset by $4.4 million of capital expenditures. In the six months ended June 30, 2017, net cash used by investing activities was $58.9 million, primarily related to $52.5 million for the Universal acquisition and $7.7 million of capital expenditures.

Cash flows from financing activities provided net cash of $122.1 million in the six months ended June 30, 2018, primarily related to the $102.0 million net borrowings from the U.S. Revolving Credit Facility for working capital purposes. Gross proceeds received from the rights offering were $248.4 million, of which $212.6 million were used to repay the Second Lien Term Loan of and the remainder was also used to fund operations. Cost associated with the financing activity in the six months ended June 30, 2018 totaled $10.0 million. Net cash provided by financing activities in the six months ended June 30, 2017 was $103.5 million primarily related to $108.3 million of net borrowings under the U.S. Revolving Credit Facility used for working capital purposes.

Rights Offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share. On April 10, 2018, we extended the expiration date and amended certain other terms regarding the Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights, or pay cash in lieu of fractional rights. The Rights Offering did not include an oversubscription privilege.

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.4 million. Of the proceeds received, $214.9 million were used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder will be used for working capital purposes. Direct costs of the Rights Offering totaled $3.2 million.

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

Since June 2016, we have entered into a number of amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement"). The most recent Amendment, which we entered into on August 9, 2018, among other things, provided for the following modifications: (1) modifies the definition of adjusted EBITDA in the Amended Credit Agreement to exclude up to an additional $72.8 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2018 and allow further add backs to EBITDA for restructuring and other similar expenses; (2) modifies the financial covenants as described below; (3) modifies the amount of liquidity (as defined in the Amended Credit Agreement) we are required to maintain from at least $65.0 million as of the last business day of any calendar month to at least $50.0 million (or $40.0 million upon the consummation of certain asset sales and the receipt of at least $10.0 million of proceeds from the Last Out Loan described below) as of the last business day of any calendar month and on any day that a borrowing is made; (4) lowers the amount of outstanding borrowings under the U.S. Revolving Credit Facility that we are required to repay (without any reduction in commitments) with certain excess cash from $60.0 million to $50.0 million; (5) modifies the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements to allow for the ability to retain up to $25.0 million of asset sale proceeds after receipt of the initial Last Out Loan funding described below; (6) permits an additional $15.0 million of cumulative net income losses attributable to eight specified Vølund contracts for the fiscal quarter ending September 30, 2018; (7) modifies certain contract completion milestones that we are required to meet in connection with six European Renewable loss contracts; (8) modifies the date by which we are required to sell at least $100 million of assets from March 31, 2019 to October 31, 2018; (9) requires us to achieve certain concessions from our renewable contract customers by September 30, 2018 that will generate at least $25.0 million of incremental benefits to us, (10) adds additional events of default related to the termination or rejection of certain contracts related to our Renewables segment; (11) permits and requires us to raise up to an additional net $30.0 million of last-out loans under the Amended Credit Agreement in connection with the Vintage Commitment described below; 12) consents to the sale of our Palm Beach Resource Recovery business; and (13) eliminates a requirement to adjust on a pro forma basis our EBITDA after the sales of Megtec and Universal, and Palm Beach Resource Recovery Corporation.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The Amended Credit Agreement requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The Amended Credit Agreement requires us to make certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the Amended Credit Agreement by a corresponding amount of such prepayments. Following the covenant relief period, such prepayments will not require us to reduce the commitments under the Amended Credit Agreement.

After giving effect to the Amendments, loans outstanding under the Amended Credit Agreement bear interest at our option at either LIBOR rate plus 7.0% per annum or the Base Rate plus 6.0% per annum until we complete the Rights Offering and prepay the Second Lien Term Loan facility and thereafter at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. Interest expense associated with our U.S. Revolving Credit Facility loans for the three months ended March 31, 2018 was $14.1 million. Included in interest expense was $7.5 million of non-cash amortization of direct financing costs for the three months ended March 31, 2018. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged, but may be reduced by up to 1.5% if the Company achieves certain asset sales.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	9.75:1.0 for the quarters ending June 30, 2018 and September 30, 2018,

•	4.00:1.0 for the quarter ending December 31, 2018,

•	3.50:1.0 for the quarter ending March 31, 2019, and

•	2.25:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

After completion of the Rights Offering and the repayment of the outstanding balance of our Second Lien Term Loan Facility, the minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.00:1.0 for the quarter ending June 30, 2018,

•	1.25:1.0 for the quarter ending September 30, 2018,

•	2.00:1.0 for the quarter ending December 31, 2018,

•	2.50:1.0 for the quarter ending March 31, 2019, and

•	3.50:1.0 for the quarters ending June 30, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At June 30, 2018, borrowings under the Amended Credit Agreement and foreign facilities consisted of $200.4 million at an effective interest rate of 7.22%. Usage under the Amended Credit Agreement consisted of $196.3 million of borrowings, $20.4 million of financial letters of credit and $157.0 million of performance letters of credit. After giving effect to the Amendments, at June 30, 2018, we had approximately $28.6 million available for borrowings or to meet letter of credit requirements primarily based on our borrowing sublimit, our trailing 12 month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) which were 7.51 and 1.94, respectively.

As referenced above, our Amended Credit Agreement allows for us to incur up to $30.0 million of net proceeds of last-out loans. On August 9, 2018 we entered into a commitment letter (the “Vintage Commitment Letter”) with Vintage Capital Management LLC (the “Last Out Lender”), a related party, which provides a commitment for an aggregate principal amount of last-out loans (the “Last Out Loans”) that, when borrowed, will result in us receiving $30.0 million of aggregate net proceeds. The face principal amount of Last Out Loans is expected to be approximately $36.0 million, which includes the payment of a $2.0 million up-front fee that will be payable to the Last Out Lender on the date of the first funding of the Last

Out Loans and to reflect original issue discount of 10%. The Last Out Loans will be incurred under our Amended Credit Agreement and will share on a pari passu basis with the guaranties and collateral provided thereunder to the existing lenders; provided, that the Last Out Loans will be subordinated in right of payment to the prior payment in full of all amounts owing to the existing lenders. The Last Out Loans will mature and be due and payable in full the day after the current maturity date of the U.S. Revolving Credit Facility. The Last Out Loans will be implemented by way of a further amendment to our Amended Credit Agreement prior to September 30, 2018 and, once implemented, will be available in multiple advances subject to the same conditions to borrowing as our existing U.S. Revolving Credit Facility. The first $10.0 million of Last Out Loans will be made available on the date of consummation of the sale of all of the issued and outstanding capital stock of Palm Beach Resource Recovery Corporation, as further described in Note 25. Advances of Last Out Loans thereafter will be made upon our borrowing request but in a formula that results in the aggregate amount of all loans requested being funded on a 50/50 basis between the Last Out Lender and the existing lenders under our U.S. Revolving Credit Facility. Once made, Last Out Loans may be prepaid, subject to the subordination provisions, but not re-borrowed. Last Out Loans will bear interest at a rate per annum equal the then applicable LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loans. Subject to the subordination provisions, the Last Out Loans shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The commitment evidenced by the Vintage Commitment Letter is fully backstopped by B. Riley FBR, Inc., a related party, pursuant to a backstop commitment letter between B. Riley FBR, Inc. and the Last Out Lender.  In the event that the Last Out Lender is unable to, or fails to, fund any of its commitments under the Vintage Commitment Letter, then B. Riley FBR, Inc. will be required to do so.

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

Using $214.9 million of the proceeds from the Rights Offering described above, we fully repaid the Second Lien Term Loan Facility (described below), including $2.3 million of accrued interest, on May 4, 2018. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make whole interest, and $0.5 million of fees associated with the extinguishment.

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey that are used to provide working capital to our operations in that country. These foreign revolving credit facilities allow us to borrow up to $4.1 million in aggregate and each have less than a year remaining to maturity. At June 30, 2018, we had $4.1 million in borrowings outstanding under these foreign revolving credit facilities at an effective weighted-average interest rate of 9.57%.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2018 and December 31, 2017 was $195.4 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of June 30, 2018 was $67.2 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $38.8 million as of June 30, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. In addition, these bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $426.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the quarter ended June 30, 2018.

Adoption of ASC Topic 606, "Revenue from Contracts with Customers," did not have a significant effect on our critical accounting policies and estimates. See Note 5 to the condensed and consolidated financial statements for further discussion.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, "Revenue from Contracts with Customers." Although the new revenue- standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Other than the process changes described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 20 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended June 30, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
April 1, 2018 - April 30, 2018	196	$—	—	$100,000
May 1, 2018 - May 31, 2018	3,410	$—	—	$100,000
June 1, 2018 - June 30, 2018	7,140	$—	—	$100,000
Total	10,746		—

(1)
Includes 196, 3,410 and 7,140 shares repurchased in April, May and June, respectively, pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of August 7, 2018, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Item 6. Exhibits

2.1*
Stock Purchase Agreement, dated as of June 5, 2018, among B&W Equity Investments, LLC, Babcock & Wilcox MEGTEC Holdings, Inc., Babcock & Wilcox MEGTEC, LLC, The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., DURR, Inc., and DURR Aktiengesellschaft

10.1
Equity Commitment agreement, dated April 10, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36786))

10.2
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of May 16, 2018) (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 21, 2018 (File No. 001-36876))

10.3
Amendment No. 6, dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876))

10.4
Amendment No. 7, dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

10.5	Babcock & Wilcox Enterprises, Inc. Executive Severance Plan, as revised effective June 1, 2018

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

August 9, 2018		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)