Form 10-Q
period 2018-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2018-11-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 SOUTH VAN BUREN AVENUE
BARBERTON, OHIO	44203
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (330) 753-4511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at November 2, 2018 was 168,729,527.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$294,963	$356,870	$839,476	$1,011,173
Costs and expenses:
Cost of operations	284,501	326,117	894,249	1,000,399
Selling, general and administrative expenses	52,266	50,356	167,012	164,412
Goodwill impairment	—	86,903	37,540	86,903
Restructuring activities and spin-off transaction costs	2,863	3,664	13,551	8,648
Research and development costs	452	1,893	2,881	6,123
Loss on asset disposals, net	28	59	1,412	61
Total costs and expenses	340,110	468,992	1,116,645	1,266,546
Equity in income and impairment of investees	—	1,234	(11,757)	(13,380)
Operating loss	(45,147)	(110,888)	(288,926)	(268,753)
Other income (expense):
Interest income	172	124	432	361
Interest expense	(10,419)	(7,255)	(35,748)	(15,241)
Gain on sale of business	39,731	—	39,731	—
Loss on debt extinguishment	—	—	(49,241)	—
Benefit plans, net	10,756	5,232	24,839	14,694
Foreign exchange	(4,939)	(6,902)	(22,680)	(4,563)
Other – net	(45)	(241)	221	(163)
Total other income (expense)	35,256	(9,042)	(42,446)	(4,912)
Loss before income tax expense (benefit)	(9,891)	(119,930)	(331,372)	(273,665)
Income tax expense (benefit)	94,256	(5,309)	99,285	(4,963)
Loss from continuing operations	(104,147)	(114,621)	(430,657)	(268,702)
Income (loss) from discontinued operations, net of tax	(1,447)	532	(60,875)	(3,078)
Net loss	(105,594)	(114,089)	(491,532)	(271,780)
Net income attributable to noncontrolling interest	(94)	(213)	(357)	(566)
Net loss attributable to stockholders	$(105,688)	$(114,302)	$(491,889)	$(272,346)

Basic and diluted loss per share - continuing operations	$(0.62)	$(2.49)	$(3.81)	$(5.62)
Basic and diluted earnings (loss) per share - discontinued operations	(0.01)	0.01	(0.54)	(0.07)
Basic and diluted loss per share	$(0.63)	$(2.48)	$(4.35)	$(5.69)

Shares used in the computation of earnings per share:
Basic and diluted	168,677	46,149	113,147	47,905
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(105,594)	$(114,089)	$(491,532)	$(271,780)
Other comprehensive income:
Currency translation adjustments (CTA), net of taxes	296	2,591	12,036	14,765

Reclassification of CTA to net loss	2,595	—	551	—

Derivative financial instruments:
Unrealized losses on derivative financial instruments	103	398	1,102	2,642
Income tax (expense) benefit	(47)	130	241	(9)
Unrealized losses on derivative financial instruments, net of taxes	150	268	861	2,651
Derivative financial instrument (gains) losses reclassified into net income	(502)	5,679	(1,641)	(769)
Income tax (expense) benefit	(110)	2,112	(358)	165
Reclassification adjustment for (gains) losses included in net loss, net of taxes	(392)	3,567	(1,283)	(934)

Benefit obligations:
Unrealized gains (losses) on benefit obligations	(11)	(66)	46	(207)

Amortization of benefit plan benefits	(168)	(619)	(1,918)	(2,281)
Income tax (expense) benefit	(46)	11	1,846	31
Amortization of benefit plan benefits, net of taxes	(122)	(630)	(3,764)	(2,312)

Other	—	65	(38)	79

Other comprehensive income	2,516	5,795	8,409	14,042
Total comprehensive loss	(103,078)	(108,294)	(483,123)	(257,738)
Comprehensive income (loss) attributable to noncontrolling interest	23	(59)	(175)	(85)
Comprehensive loss attributable to stockholders	$(103,055)	$(108,353)	$(483,298)	$(257,823)
See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$32,483	$43,717
Restricted cash and cash equivalents	19,689	25,980
Accounts receivable – trade, net	206,368	252,508
Accounts receivable – other	58,562	78,813
Contracts in progress	141,573	135,811
Inventories	64,655	72,917
Other current assets	36,868	34,039
Current assets of discontinued operations	90,167	88,472
Total current assets	650,365	732,257
Net property, plant and equipment	96,926	114,707
Goodwill	47,213	85,678
Deferred income taxes	—	97,467
Investments in unconsolidated affiliates	735	43,278
Intangible assets	35,102	42,065
Other assets	29,715	25,741
Noncurrent assets of discontinued operations	109,296	181,036
Total assets	$969,352	$1,322,229

Foreign revolving credit facilities	$3,415	$9,173
Second lien term loan facility	—	160,141
Accounts payable	194,668	205,396
Accrued employee benefits	25,569	27,058
Advance billings on contracts	127,845	171,997
Accrued warranty expense	52,164	33,514
Other accrued liabilities	83,219	89,549
Current liabilities of discontinued operations	56,527	47,499
Total current liabilities	543,407	744,327
U.S. revolving credit facility	190,600	94,300
Last out term loan	20,029	—
Pension and other accumulated postretirement benefit liabilities	216,971	250,002
Other noncurrent liabilities	36,973	29,897
Noncurrent liabilities of discontinued operations	8,127	13,000
Total liabilities	1,016,107	1,131,526
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 168,681 and 44,065 shares at September 30, 2018 and December 31, 2017, respectively	1,747	499
Capital in excess of par value	1,046,805	800,968
Treasury stock at cost, 5,839 and 5,681 shares at September 30, 2018 and December 31, 2017, respectively	(105,551)	(104,785)
Accumulated deficit	(984,511)	(492,150)
Accumulated other comprehensive loss	(14,020)	(22,429)
Stockholders' (deficit) equity attributable to shareholders	(55,530)	182,103
Noncontrolling interest	8,775	8,600
Total stockholders' (deficit) equity	(46,755)	190,703
Total liabilities and stockholders' (deficit) equity	$969,352	$1,322,229

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(491,532)	$(271,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	24,487	31,037
Amortization of debt issuance costs, debt discount and payment-in-kind interest	10,121	3,190
Gain on sale of business	(39,731)	—
Loss on debt extinguishment	49,241	—
Goodwill impairment of discontinued operations	72,309	—
Goodwill impairment	37,540	86,903
Income from equity method investees	(6,605)	(4,813)
Other than temporary impairment of equity method investment in TBWES	18,362	18,193
Losses on asset disposals and impairments	1,922	543
Reserve for claims receivable	15,523	—
Provision for (benefit from) deferred income taxes, including valuation allowances	97,707	(2,100)
Mark to market gains and prior service cost amortization for pension and postretirement plans	(6,612)	(1,219)
Stock-based compensation, net of associated income taxes	2,002	8,523
Changes in assets and liabilities
Accounts receivable	45,379	1,375
Contracts in progress and advance billings on contracts	(41,243)	6,682
Inventories	5,197	2,717
Income taxes	(6,866)	9,196
Accounts payable	(12,305)	5,514
Accrued and other current liabilities	30,246	(16,011)
Pension liabilities, accrued postretirement benefits and employee benefits	(29,329)	(27,960)
Other, net	10,695	(781)
Net cash from operating activities	(213,492)	(150,791)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,019)	(10,666)
Acquisition of business, net of cash acquired	—	(52,547)
Proceeds from sale of businesses, net of cash sold	43,920	—
Proceeds from sale of equity method investments in joint ventures	28,764	—
Purchases of available-for-sale securities	(17,823)	(22,900)
Sales and maturities of available-for-sale securities	18,216	27,021
Other, net	(379)	61
Net cash from investing activities	67,679	(59,031)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	446,400	511,423
Repayments of our U.S. revolving credit facility	(350,100)	(462,323)
Borrowings under our last out term loan	20,000	—
Proceeds from our second lien term loan facility, net of $34.2 million discount	—	141,674
Repayments of our second lien term loan facility	(212,590)	—
Repayments of our foreign revolving credit facilities	(5,607)	(3,313)
Common stock repurchase from related party	—	(16,674)
Proceeds from rights offering	247,132	—
Costs related to rights offering	(3,286)	—
Debt issuance costs	(8,080)	(14,025)
Issuance of common stock	1,243	—
Shares of our common stock returned to treasury stock	(766)	(927)
Other, net	(6)	(298)
Net cash from financing activities	134,340	155,537
Effects of exchange rate changes on cash	(1,356)	5,413
Net decrease in cash, cash equivalents and restricted cash	(12,829)	(48,872)
Less net increase (decrease) in cash and cash equivalents of discontinued operations	4,696	2,263
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(17,525)	(51,135)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	69,697	115,196
Cash, cash equivalents and restricted cash of continuing operations, end of period	$52,172	$64,061

See accompanying notes to condensed consolidated financial statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the nine months ended September 30, 2018 on our European renewable energy contracts described in Note 6 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018. To avoid default, we obtained amendments and waivers to our U.S. revolving credit facility (as amended, the "U.S. Revolving Credit Facility") that temporarily waived, prevented or resolved these financial covenant defaults, as described in Note 17.

In an effort to address our liquidity needs and the going concern uncertainty from the accrued losses on the European loss contracts in the Renewable segment, we have:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 20 (the "Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 19 that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $115.0 million in cash, net of $19.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million subject to adjustment, resulting in receipt of $38.8 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $38 million annually;

•
received $20 million in net proceeds from the Last Out Term Loan, described in Note 18, from B. Riley FBR, Inc., a related party, during the third quarter of 2018 and another $10 million in net proceeds from the Last Out Term Loan from the same lender in October 2018; and

•
entered into several waivers and amendments to avoid default under our U.S. Revolving Credit Facility as described in Note 17 to the condensed consolidated financial statements, the most recent of which is dated October 31, 2018. As part of this latest amendment, our lenders agreed to: (1) extend the deadline to obtain written concessions from customers in an amount of at least $25.0 million to February 15, 2019; (2) change the interest coverage and senior leverage financial covenant ratios; (3) amend the definition of EBITDA to allow certain add-back adjustments inclusive of the third quarter of 2018; (4) extend certain Renewable loss contract milestones; and (5) adjust certain minimum liquidity requirements.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. In prior reporting periods, our plans to mitigate the liquidity challenges created by losses in the Renewable segment have primarily focused on the non-core asset sales and financing activities described above, and such items are now complete. As of September 30, 2018, our plans primarily depend upon realization of the projected cost savings from our previously announced restructuring actions and achievement of our forecasted cash generation from our core operations. Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries and additional relief from customers and will pursue other claims where appropriate and available. Based on our forecasts, our plans are designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve-month period following November 8, 2018. However, our remediation plans depend on conditions and matters that may be outside of our control, including agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Our U.S. Revolving Credit Facility also limits the amount of additional contract charges we may incur on specific European renewable energy contracts and requires us to deliver those contracts by specified dates; those covenant requirements are within our forecasts but have in the past required amendment to avoid default. While we do not believe it is probable that we will fail to comply with our covenants in the twelve-month period following November 8, 2018, our ability to operate within the other amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Loss from continuing operations	$(104,241)	$(114,834)	$(431,014)	$(269,268)
Income (loss) from discontinued operations, net of tax	(1,447)	532	(60,875)	(3,078)
Net loss attributable to shareholders	$(105,688)	$(114,302)	$(491,889)	$(272,346)

Weighted average shares used to calculate basic and diluted earnings per share	168,677	46,149	113,147	47,905

Basic and diluted loss per share - continuing operations	$(0.62)	$(2.49)	$(3.81)	$(5.62)
Basic and diluted earnings (loss) per share - discontinued operations	(0.01)	0.01	(0.54)	(0.07)
Basic and diluted loss per share	$(0.63)	$(2.48)	$(4.35)	$(5.69)

Because we incurred a net loss in the three and nine months ended September 30, 2018 and 2017, basic and diluted shares are the same. If we had net income in the three months ended September 30, 2018 and 2017, diluted shares would include an additional 0.4 million and 0.5 million shares, respectively. If we had net income in the nine months ended September 30, 2018 and 2017, diluted shares would include an additional 0.8 million and 0.4 million shares, respectively.

We excluded 3.8 million and 2.3 million shares related to stock options from the diluted share calculation for the three months ended September 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive. We excluded 2.8 million and 2.0 million shares related to stock options from the diluted share calculation for the nine months ended September 30, 2018 and 2017, respectively, because their effect would have been anti-dilutive.

NOTE 3 – DISCONTINUED OPERATIONS

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG, pursuant to a stock purchase agreement executed on June 5, 2018 for $130.0 million, subject to adjustment. We received $115.0 million in cash, net of $19.5 million in cash sold with the businesses, and $7.7 million, which was deposited in escrow pending final settlement of working capital and other customary matters. The escrow matters are expected to be resolved within 18 months from the closing date. We primarily used proceeds from the transaction to reduce outstanding balances under our U.S. Revolving Credit Facility and for working capital purposes.

Beginning with June 30, 2018, the MEGTEC and Universal businesses, which were previously included in our Industrial segment, are classified as held for sale and as discontinued operations because the disposal represents a strategic shift that will have a major effect on our operations. Accordingly, we recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in Loss from discontinued operations, net of tax, and is presented below as a goodwill impairment.

The following table presents selected financial information regarding the discontinued operations included in the Condensed Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$50,969	$51,833	$167,408	$138,463
Cost of operations	40,597	40,504	130,785	109,601
Selling, general and administrative	9,220	9,885	26,244	31,329
Goodwill impairment	—	—	72,309	—
Restructuring charge	—	111	—	262
Research and development	424	398	1,180	1,331
Loss (gain) on asset disposals	(2,234)	—	(2,234)	2
Operating income (loss)	2,962	935	(60,877)	(4,062)
Net income (loss)	(1,447)	532	(60,875)	(3,078)

The following table presents the major classes of assets that have been presented as assets and liabilities held for sale in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$17,646	$12,950
Accounts receivable – trade, net	36,428	39,196
Accounts receivable – other	1,873	157
Contracts in progress	20,403	25,409
Inventories	8,959	9,245
Other current assets	4,858	1,515
Current assets of discontinued operations	90,167	88,472
Net property, plant and equipment	26,365	27,224
Goodwill	46,411	118,720
Deferred income taxes	1,882	359
Intangible assets	32,364	34,715
Other assets	2,274	18
Noncurrent assets of discontinued operations	109,296	181,036
Total assets of discontinued operations	$199,463	$269,508

Accounts payable	$13,673	$19,838
Accrued employee benefits	4,324	3,095
Advance billings on contracts	10,199	9,073
Accrued warranty expense	4,928	5,506
Other accrued liabilities	23,403	9,987
Current liabilities of discontinued operations	56,527	47,499
Pension and other accumulated postretirement benefit liabilities	6,294	6,388
Other noncurrent liabilities	1,833	6,612
Noncurrent liabilities of discontinued operations	8,127	13,000
Total liabilities of discontinued operations	$64,654	$60,499

The significant components included in our Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Depreciation and amortization	$3,482	$7,633
Goodwill impairment	72,309	—
Loss (gain) on asset disposals	(2,234)	2
Benefit from deferred income taxes	(974)	(282)
Purchase of property, plant equipment	(77)	(888)
Acquisition of Universal, net of cash acquired	—	(52,547)

NOTE 4 – DIVESTITURES

Sale of Palm Beach Resource Recovery Corporation ("PBRRC")

On September 17, 2018, we sold all of the issued and outstanding capital stock of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, to Covanta Pasco, Inc., a wholly owned subsidiary of Covanta Holding Company for $45 million, subject to adjustment. We received $38.8 million in cash and $4.9 million that was deposited in escrow pending final settlement of working capital and other customary matters. The escrow is available to resolve any submitted claims or adjustments up to 18 months from the closing date, and was primarily recorded in non-current other assets as of September 30, 2018. We recognized a $39.7 million pre-tax gain on sale of this business in the three months ended September 30, 2018, net of $0.8 million of transaction costs. PBRRC was formerly part of the Renewable segment and represented most of the operations and maintenance revenue in the three and nine months ended September 30, 2018 and 2017.

We continue to evaluate further dispositions and additional opportunities for cost savings, as well as other alternatives to increase our financial flexibility as we progress towards completion on our Renewable loss projects, as described in Note 6.

NOTE 5 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments which are summarized as follows:

•	Power segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications.

•
Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment and operations and maintenance services for the waste-to-energy and biomass power generation industries.

•	Industrial segment: focused on the supply of custom-engineered cooling systems for steam applications along with related aftermarket services.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Power segment
Retrofits	$52,366	$78,684	$183,693	$222,128
New build utility and environmental	38,039	25,764	93,080	123,314
Aftermarket parts and field engineering services	67,678	64,456	204,050	202,037
Industrial steam generation	41,143	38,624	84,513	103,437
Eliminations	(8,176)	(5,306)	(17,408)	(38,642)
	191,050	202,222	547,928	612,274
Renewable segment
Renewable new build and services	62,834	93,154	147,622	214,156
Operations and maintenance services	14,278	15,403	44,450	48,011
Eliminations	(628)	—	(628)	—
	76,484	108,557	191,444	262,167
Industrial segment
New build cooling systems	26,852	34,354	89,596	101,260
Aftermarket cooling system services	7,997	13,100	28,012	42,011
	34,849	47,454	117,608	143,271

Eliminations	(7,420)	(1,363)	(17,504)	(6,539)
	$294,963	$356,870	$839,476	$1,011,173

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted

EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark-to-market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Gross profit (loss)(1):
Power segment	$34,313	$35,390	$95,189	$116,952
Renewable segment	(17,120)	181	(136,898)	(100,119)
Industrial segment	(5,524)	(2,556)	(8,196)	2,330
Intangible amortization expense included in cost of operations	(1,207)	(2,262)	(4,868)	(8,389)
	10,462	30,753	(54,773)	10,774

Selling, general and administrative ("SG&A") expenses	(44,887)	(49,871)	(151,007)	(163,723)
Financial advisory services included in SG&A	(7,244)	(358)	(15,475)	(358)
Intangible amortization expense included in SG&A	(135)	(127)	(530)	(331)
Goodwill impairment	—	(86,903)	(37,540)	(86,903)
Restructuring activities and spin-off transaction costs	(2,863)	(3,664)	(13,551)	(8,648)
Research and development costs	(452)	(1,893)	(2,881)	(6,123)
Loss on asset disposals, net	(28)	(59)	(1,412)	(61)
Equity in income and impairment of investees	—	1,234	(11,757)	(13,380)
Operating loss	$(45,147)	$(110,888)	$(288,926)	$(268,753)
(1) Gross profit of the segments excludes intangible amortization but includes depreciation.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Adjusted EBITDA
Power segment(1)	$21,911	$21,624	$49,524	$66,434
Renewable segment	(25,831)	(10,648)	(166,188)	(133,023)
Industrial segment	(11,212)	(7,609)	(24,744)	(12,994)
Corporate(2)	(5,793)	(8,775)	(23,601)	(28,168)
Research and development costs	(452)	(1,893)	(2,881)	(6,123)
Foreign exchange	(4,939)	(6,902)	(22,680)	(4,563)
Other – net	(45)	(241)	221	(163)
	(26,361)	(14,444)	(190,349)	(118,600)

Gain on sale of business	39,731	—	39,731	—
Gain on sale of equity method investment (BWBC)	—	—	6,509	—
Impairment of equity method investment in TBWES	—	—	(18,362)	(18,193)
Loss on debt extinguishment	—	—	(49,241)	—
Loss on asset disposal	—	(61)	(1,513)	(61)
MTM gain (loss) from benefit plans	4,196	—	4,740	(1,062)
Financial advisory services	(7,244)	(358)	(15,475)	(358)
Acquisition and integration costs included in SG&A	—	(141)	—	(1,573)
Goodwill impairment	—	(86,903)	(37,540)	(86,903)
Restructuring activities and spin-off transaction costs	(2,863)	(3,664)	(13,551)	(8,648)
Depreciation & amortization	(7,103)	(7,228)	(21,005)	(23,387)
Interest expense, net	(10,247)	(7,131)	(35,316)	(14,880)
Loss before income tax expense	(9,891)	(119,930)	(331,372)	(273,665)
Income tax expense (benefit)	94,256	(5,309)	99,285	(4,963)
Loss from continuing operations	(104,147)	(114,621)	(430,657)	(268,702)
Income (loss) from discontinued operations, net of tax	(1,447)	532	(60,875)	(3,078)
Net loss	(105,594)	(114,089)	(491,532)	(271,780)
Net income attributable to noncontrolling interest	(94)	(213)	(357)	(566)
Net loss attributable to stockholders	$(105,688)	$(114,302)	$(491,889)	$(272,346)

(1) Power segment adjusted EBITDA includes $6.4 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended September 30, 2018 and 2017, respectively. Power segment adjusted EBITDA includes $19.5 million and $15.1 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the nine months ended September 30, 2018 and 2017, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended September 30, 2018 and 2017, respectively and $8.6 million and $6.6 million in the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – REVENUE RECOGNITION AND CONTRACTS

Adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606")

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a $0.5 million net increase to opening retained earnings as of January 1, 2018 from the cumulative effect of adopting Topic 606 that primarily related to transitioning the timing of certain sales commissions expense. The effect on revenue from adopting Topic 606 was not material for the nine months ended September 30, 2018.

Revenue Recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Power and Industrial segments, accounted for 22% and 17% of our revenue for the three months ended September 30, 2018 and 2017, respectively, and 18% and 16% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 78% and 83% of our revenue for the three months ended September 30, 2018 and 2017, respectively, and 82% and 84% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the percentage-of-completion method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the percentage-of-completion method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in 2018 in our Renewable segment. Refer to Note 5 for our disaggregation of revenue by product line.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception has not been recorded for sales commission as a liability has not been incurred at that point.

Contract Balances

Contracts in progress, a current asset in our condensed consolidated balance sheets, includes revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in our condensed consolidated balance sheets, includes advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the percentage-of-completion method. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and collect all amounts for unbilled revenues. We review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the condensed consolidated balance sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the percentage-of-completion of a contract are included in other accrued liabilities, a current liability, in our condensed consolidated balance sheets.

The following represent the components of our contracts in progress and advance billings on contracts included in our condensed consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2018	2017
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$51,083	$69,576
Revenues recognized less billings to customers	90,490	66,235
Contracts in progress	$141,573	$135,811
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$124,973	$168,880
Costs of revenue recognized less cost incurred	2,872	3,117
Advance billings on contracts	$127,845	$171,997

Accrued contract losses	$40,362	$40,634

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at September 30, 2018.

Backlog

On September 30, 2018 we had $921 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 28%, 33% and 39% of our remaining performance obligations as revenue in the remainder of 2018, 2019 and thereafter, respectively. Backlog reduced by approximately $467 million in September 2018 as a result of the sale of PBRRC described in Note 4.

Changes in Contract Estimates

As of September 30, 2018, we have estimated the costs to complete in-process contracts in order to estimate revenues in accordance with the percentage-of-completion method of accounting. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

In the three and nine months ended September 30, 2018 and 2017, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Increases in gross profits for changes in estimates for over time contracts	$2,326	$3,040	$16,182	$15,777
Decreases in gross profits for changes in estimates for over time contracts	(26,583)	(12,312)	(136,992)	(135,445)
Net changes in gross profits for changes in estimates for over time contracts	$(24,257)	$(9,272)	$(120,810)	$(119,668)

Renewable Loss Contracts

We had four renewable energy contracts in Europe that were loss contracts at December 31, 2016. During the three months ended June 30, 2017, two additional renewable energy contracts in Europe became loss contracts. In the three months ended September 30, 2018 and September 30, 2017, we recorded $19.1 million and $11.6 million in net losses, respectively, from changes in the estimated revenues and costs to complete these six European renewable energy loss contracts. These changes in estimates in the three months ended September 30, 2018 and 2017 included increases in our estimates of anticipated liquidated damages that (increased) reduced revenue associated with these six contracts by $(0.2) million and $13.2 million, respectively. The total anticipated liquidated damages associated with these six contracts were $93.2 million and $62.8 million at September 30, 2018 and September 30, 2017, respectively. During the nine months ended September 30, 2017 there were corrections that reduced (increased) estimated contract losses at completion by $1.0 million, $(6.0) million and $1.1 million relating to the three months ended December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Management has determined these amounts are immaterial to the consolidated financial statements in both previous periods.

In the nine months ended September 30, 2018 and September 30, 2017, we recorded $129.1 million and $123.8 million in net losses, respectively, inclusive of warranty expense as described in Note 15, resulting from changes in the estimated revenues and costs to complete the six European renewable energy loss contracts. These changes in estimates in the nine months ended September 30, 2018 and 2017 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $16.1 million and $27.0 million, respectively.

The charges recorded in the three and nine months ended September 30, 2018 and September 30, 2017 were due to revisions in the estimated revenues and costs at completion during the period across the six loss contracts described below. Also, as described in Note 17, the October 31, 2018 amendment to the U.S. Revolving Credit Facility requires $25.0 million of concessions from customers on these Renewable loss contracts to be secured by February 15, 2019. As of September 30, 2018, a portion of these concessions have been agreed, but have not been included in the contract estimates because of uncertainties in achieving related performance obligations.

As of September 30, 2018, the status of these six loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of September 30, 2018, this contract is approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017 and is only pending completion of contractual trial operations and takeover activities and requirements, to which the customer has not yet agreed. Our estimates at September 30, 2018 assume complete takeover by the customer in the fourth quarter of 2018. During the three and nine months ended September 30, 2018, we recognized additional contract losses of $3.9 million and $19.3 million, respectively, on the contract as a result of differences in actual and estimated costs, schedule delays and issues encountered during preparation for formal trial operations. Losses in the nine months ended September 30, 2018 also related to increases in expected warranty costs. Our estimate at completion as of September 30, 2018 includes $9.4 million of total expected liquidated damages. As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $3.0 million. In the three and nine months ended September 30, 2017, we recognized additional contract losses of $4.6 million and $15.1 million, respectively, as a result of differences in actual and estimated costs and schedule delays. As of September 30, 2017, this contract had $2.3 million of accrued losses and was 97% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2018, this contract was approximately 93% complete. Startup of the unit occurred in April 2018, and synchronization to the electrical grid while firing on biomass fuel occurred in September 2018. Trial operations and takeover by the customer is expected in the fourth quarter of 2018. During the three and nine months ended September 30, 2018, we recognized additional contract losses of $3.4 million and $16.8 million, respectively, on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. Losses in the nine months ended September 30, 2018 also related to increases in expected warranty costs and subcontractor productivity being lower than previous estimates. Our estimate at completion as of September 30, 2018 includes $19.5 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2018 and September 30, 2017 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $5.6 million. In the three and nine months ended September 30, 2017, we recognized contract gains of $2.0 million and losses of $35.4 million, respectively, from changes in the expected selling price, construction cost estimates and schedule delays, and as of September 30, 2017, this contract had $13.6 million of accrued losses and was 75% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of September 30, 2018, this contract was approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and partial takeover was achieved in March 2018, when the contract moved into the warranty phase. We agreed with the customer to a full takeover at the end of October 2018 and scheduled a time line for remaining punch list activities to be completed around the customer's future planned outages. During the three and nine months ended September 30, 2018, we recognized additional contract losses of $3.0 million and $6.5 million, respectively, as a result of changes in the estimated costs at completion. Our estimate at completion as of September 30, 2018 includes $7.0 million of total expected liquidated damages due to schedule delays. As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $1.1 million. In the three and nine months ended September 30, 2017, we recognized charges of $1.6 million and $7.1 million, respectively, from changes in our estimate at completion, and as of September 30, 2017, this contract had $1.7 million of accrued losses and was 95% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2018, this contract was approximately 95% complete. Commissioning activities began in the first quarter of 2018, and construction was substantially complete at June 30, 2018. Startup of the unit occurred in May 2018, and synchronization to the electrical grid while firing on biomass fuel occurred in July 2018. Trial operations began in November 2018 and takeover by the customer is expected in the fourth quarter of 2018. During the three and nine months ended September 30, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $4.1 million and $28.9 million, respectively, of additional contract losses due to challenges in startup commissioning activities, additional expected punch list and other commissioning costs, additional subcontractor costs and estimated liquidated damages. Losses in the nine months ended September 30, 2018 also include increases in expected warranty costs and subcontractor productivity being lower than previous estimates. Our estimate at completion as of September 30, 2018 includes $20.0 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2018 and September 30, 2017 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $3.1 million. In the three and nine months ended September 30, 2017, we recognized a contract gain of $4.5 million and contract losses of $17.4 million, respectively, from changes in the expected selling price, changes in construction cost estimates and schedule delays, and as of September 30, 2017, this contract had $5.2 million of accrued losses and was 77% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2018, this contract was approximately 70% complete, and we expect construction will be substantially completed on this contract in early 2019 with takeover by the customer in the third quarter of 2019. During the three months ended September 30, 2018, we made progress consistent with previous estimates and did not recognize any additional changes in estimated revenue or costs at completion for this contract. In September 2018, we connected to the electrical grid and generated first power from site, which enabled the customer to file the accreditation application with the regulatory agency. During the nine months ended September 30, 2018, we revised our estimated revenue and costs at completion for this loss contract which resulted in $39.7 million of additional contract losses, including estimated costs of taking over the civil scope in the first quarter of 2018 from our joint venture partner, who entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018 and receipt of regulatory release later than expected in previous estimates (March 29, 2018) to begin repairs to the failed steel beam, which further increased costs to complete remaining work streams. Full access to the site was obtained on June 6, 2018, after the steel beam repairs were completed. The impact of the failed steel beam is discussed in more detail below. Losses in the nine months ended September 30, 2018 also reflect an extended schedule from greater challenges in restarting work on a site that had been idle pending repairs on the failed steel beam, including the extent of items that had been damaged from weather exposure, and increases in expected warranty costs. Our estimate at completion as of September 30, 2018, includes $20.2 million of total expected liquidated damages due to schedule delays. As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $22.8 million. In the three and nine months ended September 30, 2017, we recognized charges of $12.0 million and $35.3 million, respectively from changes in our estimate at completion, and as of September 30, 2017, this contract had $14.3 million of accrued losses and was 60% complete. This fifth project also includes a rejection clause that gives the customer the option to reject the deliverable, recover all monies paid to us and our former civil construction partner (up to approximately $144 million), and require us to restore the property to its original state if certain criteria are not satisfied, including not achieving a contractual milestone related to accreditation criteria by September 30, 2018. We did not meet the express contractual criteria to satisfy this contractual milestone related to accreditation; however, the approach used was the one that the customer and external counsel considered to be the most appropriate option for accreditation in the circumstances. Our September 30, 2018 estimate at completion does not assume the customer's exercise of the rejection right because management believes the customer will not exercise its rejection right and the customer has not indicated its intention to exercise this right; however, we cannot control whether the customer will agree to modify the contract or exercise its right to reject the contract, and no assurances can be given in this regard. We are currently negotiating with the customer a formal agreement of the terms under which all rejection rights will be suspended, but without such agreement, the customer retains the current right to reject the contract.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2018, this contract was approximately 92% complete. Commissioning activities began in the first quarter of 2018, construction was substantially completed in July 2018, startup of the unit occurred in July 2018 and trial operations and customer takeover are expected in the fourth quarter of 2018. During the three and nine months ended September 30, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $4.7 million and $17.9 million due to challenges in startup commissioning activities. Losses in the nine months ended September 30, 2018 also included the effects of schedule delays, inclusive of liquidated damages, estimated claim settlements, and increases in expected warranty costs. Our estimate at completion as of September 30, 2018 includes $17.2 million of total expected liquidated damages due to schedule delays. As of September 30, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our condensed consolidated balance sheet was $1.9 million. In the nine months ended September 30, 2017, we recognized additional contract losses of $18.5 million from changes in our estimate at completion, and as of September 30, 2017, this contract had $3.3 million of accrued losses and was 68% complete.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $43 million, which is included in the September 30, 2018, estimated losses at completion for these three contracts.

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

During the third quarter of 2016, we determined it was probable that we would receive a $15.5 million (DKK 100.0 million) insurance recovery for a portion of the losses on the first European renewable energy contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit. The insurance recovery of $15.5 million is recorded in accounts receivable - other in our condensed consolidated balance sheet at December 31, 2017. The $15.5 million insurance recovery was fully offset by an allowance in the three months ended June 30, 2018, and remains fully reserved at September 30, 2018.

NOTE 7 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

Restructuring Liabilities

In June 2018, we began to implement a series of cost restructuring actions, primarily in our U.S. and Canadian operations, corporate functions, and Industrial segment. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance cost associated with these actions is expected to total approximately $7.1 million, of which $2.6 million and $6.0 million was recorded in the three and nine months ended September 30, 2018, respectively, and the remainder will be recorded in the balance of 2018 over the remaining service periods. Severance payments are expected to extend through mid-2019. Executive severance was $(0.6) million in the three months ended September 30, 2018, representing a reduction in expected severance cost upon finalizing a severance contract, and totaled $4.5 million in the nine months ended September 30, 2018 related to the elimination of the SVP and Chief Business Development Officer role and the transition of the CEO to Leslie C. Kass. Severance payments are expected to extend through mid-2019.

The remainder of the restructuring costs in the nine months ended September 30, 2018, primarily relate to actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included reduction of approximately 30% of B&W Vølund's workforce to align with a new execution model focused on B&W Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner.

In the three and nine months ended September 30, 2017, restructuring costs relate primarily to a series of activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Power segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Power segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

Restructuring liabilities are included in other accrued liabilities on our condensed consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$7,882	$838	$2,320	$1,809
Restructuring expense	2,849	3,166	13,013	7,023
Payments	(3,113)	(2,188)	(7,715)	(7,016)
Balance at September 30	$7,618	$1,816	$7,618	$1,816

Accrued restructuring liabilities at September 30, 2018 and 2017 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three months ended September 30, 2017, we recognized $0.3 million in restructuring related to gains on disposals of long-lived assets. In the nine months ended September 30, 2018 and 2017, we recognized $0.2 million and $0.6 million, respectively, in non-cash restructuring expense related to losses on the disposals of long-lived assets.

Spin-Off Transaction Costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the three months ended September 30, 2017, spin costs were $0.2 million. In the nine months ended September 30, 2018 and 2017, we recognized spin-off costs of $0.3 million and $1.0 million, respectively. In each of the nine months ended September 30, 2018 and September 30, 2017, we disbursed $1.9 million of the accrued retention awards.

NOTE 8 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2018, we recognized income tax expense of $94.3 million, which includes $99.6 million of non-cash income tax charges to increase the valuation allowance against our remaining net deferred tax assets. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future. This evaluation is performed under the framework of ASC 740, Income Taxes, and considers all positive and negative evidence. In our analysis at September 30, 2018, our weighing of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for recent dispositions and other nonrecurring items, as well as an evaluation of other qualitative factors such as the amendments to covenants in our U.S Revolving Credit Facility as described in Note 17 and our current and prior plans to mitigate our liquidity challenges as described in Note 1. The changes in circumstances in the third quarter of 2018 also included, among other items, the September 2018 sale of PBRRC, which had been generating income in the U.S. These current period changes in circumstances were reflected in the weight assigned to each piece of evidence considered under the framework and resulted in the judgment that a full valuation allowance against our remaining net deferred tax assets should be recorded at September 30, 2018. Valuation allowances do not limit our ability to use deferred tax assets in the future. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework.

Our effective tax rate for the three months ended September 30, 2018 is not reflective of the U.S. statutory rate primarily due to the increase in the valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards (NOLs), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. Discrete items in the three months ended September 30, 2018 include $99.6 million of expense from increasing the valuation allowance against remaining deferred tax assets and a $1.6 million benefit related to the release of a tax reserve when the statute of limitations expired. The remainder of the income tax in the three months ended September 30, 2018 relates to changes in the jurisdictional mix of income and losses.

In the three months ended September 30, 2017, the income tax benefit was $5.3 million, which resulted in an effective tax rate of 4.4% that was lower than our statutory rate primarily due to nondeductible goodwill impairment charges, foreign losses in our Renewable segment that are subject to a valuation allowance and nondeductible expenses, offset by favorable discrete items of $0.4 million. The discrete items include favorable adjustments to prior year U.S. tax returns and the effect of vested and exercised share-based compensation awards.

In the nine months ended September 30, 2018, income tax expense was $99.3 million, which is not reflective of the U.S. statutory rate due to the increase in the valuation allowance against net deferred tax assets as described above. Unfavorable discrete items were an expense of $1.4 million in the first half of the year and include a valuation allowance on the net deferred tax assets of one of our foreign subsidiaries and the income tax effects of vested and exercised share-based compensation awards.

In the nine months ended September 30, 2017, income tax benefit was $5.0 million, which resulted in an effective tax rate of 1.8% that was lower than our statutory rate primarily due to the reasons noted above and nondeductible transaction costs, which were offset by the effect of vested and exercised share-based compensation awards, both of which were discrete items in the first quarter of 2017.

We continue to analyze the different aspects of the Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of accumulations of the Company's common stock among several large shareholders and the impact of the Rights Offering that was completed on April 30, 2018, we continue to monitor for the possibility of an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period.  Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. Small changes in ownership by shareholders owning at least 5% of the Company could result in an ownership change; however, if we had experienced an ownership change as of September 30, 2018, the future utilization of our federal net operating loss and credit carryforwards would be limited to approximately $4 million annually, but quantification is dependent upon the value of the company multiplied by the long-term interest rate at the time of the ownership change.

NOTE 9 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the condensed consolidated statements of operations once they are realized. The changes in the components of AOCI, net of tax, for the first three quarters in 2018 and 2017 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)[1]	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
Impact of ASU 2016-1 on changes in the components of AOCI, net of tax (1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Amounts reclassified from AOCI to net income (loss)	(2,044)	—	(1,272)	(384)	(3,700)
Net current-period other comprehensive income (loss)	1,179	(38)	(48)	(439)	654
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)
Other comprehensive income (loss) before reclassifications	8,517	—	(513)	112	8,116
Amounts reclassified from AOCI to net income (loss)	—	—	381	(427)	(46)
Amounts reclassified from AOCI to pension, other accumulated postretirement benefit liabilities and deferred income taxes (2)	—	—	—	(2,831)	(2,831)
Net current-period other comprehensive income (loss)	8,517	—	(132)	(3,146)	5,239
Balance at June 30, 2018	$(18,141)	$—	$1,557	$48	$(16,536)
Other comprehensive income (loss) before reclassifications	296	—	150	(11)	435
Amounts reclassified from AOCI to net income (loss)	2,595	—	(392)	(122)	2,081
Net current-period other comprehensive income (loss)	2,891	—	(242)	(133)	2,516
Balance at September 30, 2018	$(15,250)	$—	$1,315	$(85)	$(14,020)

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	5,417	61	4,587	(44)	10,021
Amounts reclassified from AOCI to net income (loss)	—	(27)	(3,843)	(882)	(4,752)
Net current-period other comprehensive income (loss)	5,417	34	744	(926)	5,269
Balance at March 31, 2017	$(38,570)	$(3)	$1,546	$5,814	$(31,213)
Other comprehensive income (loss) before reclassifications	6,757	(19)	(2,204)	(97)	4,437
Amounts reclassified from AOCI to net income (loss)	—	(1)	(658)	(800)	(1,459)
Net current-period other comprehensive income (loss)	6,757	(20)	(2,862)	(897)	2,978
Balance at June 30, 2017	$(31,813)	$(23)	$(1,316)	$4,917	$(28,235)
Other comprehensive income (loss) before reclassifications	2,591	69	268	(66)	2,862
Amounts reclassified from AOCI to net income (loss)	—	(4)	3,567	(630)	2,933
Net current-period other comprehensive income (loss)	2,591	65	3,835	(696)	5,795
Balance at September 30, 2017	$(29,222)	$42	$2,519	$4,221	$(22,440)
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

The amounts reclassified out of AOCI by component and the affected condensed consolidated statements of operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Release of currency translation gain with the sale of equity method investment	Equity in income and impairment of investees	$(2,595)	$—	$(551)	$—
	Provision for income taxes	—	—	—	—
	Net loss	$(2,595)	$—	$(551)	$—

Derivative financial instruments	Revenues	$508	$2,092	$1,646	$8,094
	Cost of operations	(6)	159	(5)	113
	Other-net	—	(7,930)	—	(7,438)
	Total before tax	502	(5,679)	1,641	769
	Provision for income taxes	110	(2,112)	358	(165)
	Net income (loss)	$392	$(3,567)	$1,283	$934

Amortization of prior service cost on benefit obligations	Benefit plans, net	$168	$619	$979	$2,281
	Provision for income taxes	46	(11)	46	(31)
	Net income	$122	$630	$933	$2,312

Realized gain on investments	Other-net	$—	$6	$—	$50
	Provision for income taxes	—	2	—	18
	Net income	$—	$4	$—	$32

NOTE 10 – INVENTORIES

The components of inventories are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Raw materials and supplies	$47,047	$54,291
Work in progress	6,276	6,918
Finished goods	11,332	11,708
Total inventories	$64,655	$72,917

NOTE 11 – EQUITY METHOD INVESTMENTS

Joint ventures in which we have significant ownership and influence, but not control, are accounted for in our consolidated financial statements using the equity method of accounting. We assess our investments in unconsolidated affiliates for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other than temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. As noted below, other-than-temporary-impairments occurred for our equity method investment in TBWES to reduce the carrying value to estimated fair value at the impairment dates.

As of September 30, 2018, our investments in equity method investees are not significant. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designs, manufactures, produces and sells various power plant and industrial boilers primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our condensed consolidated statement of operations. TBWES had a manufacturing facility that produces boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, at which time we recorded in an $18.2 million other-than-temporary-impairment to the expected recoverable value of our investment in the joint venture. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price.

NOTE 12 - GOODWILL

The following summarizes the changes in the carrying amount of goodwill as of September 30, 2018:

(in thousands)	Power	Renewable	Industrial(1)	Total
Balance at December 31, 2017 (2)	$47,370	$—	$38,308	$85,678
Currency translation adjustments	(157)	—	(768)	(925)
2018 impairment charges	—	—	(37,540)	(37,540)
Balance at September 30, 2018 (2)	$47,213	$—	$—	$47,213
(1) Goodwill for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for further description of discontinued operations.
(2) Accumulated goodwill impairments were $50.0 million for the Renewable segment as of December 31, 2017 and $74.4 million and $36.9 for the Industrial segment as of September 30, 2018 and December 31, 2017, respectively.

The following summarizes the changes in the carrying amount of goodwill as of September 30, 2017:

(in thousands)	Power	Renewable	Industrial(1)	Total
Balance at December 31, 2016	$46,220	$48,435	$68,432	$163,087
Currency translation adjustments	1,180	1,530	6,491	9,201
2017 impairment charges	—	(49,965)	(36,938)	(86,903)
Balance at September 30, 2017 (2)	$47,400	$—	$37,985	$85,385
(1) Goodwill for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for further description of discontinued operations.
(2) Prior to September 30, 2017, we had not recorded any goodwill impairment charges

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

Goodwill is tested for impairment annually and when impairment indicators exist. Interim impairment testing as of June 30, 2018 was performed for the SPIG reporting unit due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. In this test, we compared the fair value of the reporting unit to its carrying value to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies.

Key Level 3 unobservable inputs in our valuation included cash flows and long-term growth rates reflective of management's forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 14.5% was used, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company specific risk factors. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit at June 30, 2018. After the impairment, the SPIG reporting unit did not have any remaining goodwill.

In the third quarter of 2017, we recorded $50.0 million of impairment charges in the Renewable segment due to significant charges incurred that attributed to a significant decline in our market capitalization in the third quarter of 2017. Also in the third quarter of 2017, our SPIG reporting unit, which is included in our Industrial segment, recorded a $36.9 million impairment charge due to a short-term decrease in profitability attributable to specific, then-current contracts and changes in SPIG's market strategy introduced during the third quarter of 2017.

NOTE 13 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Definite-lived intangible assets(1)
Customer relationships	$25,000	$25,494
Unpatented technology	15,166	12,910
Patented technology	2,632	6,542
Tradename	12,636	13,951
Backlog	17,760	18,060
All other	9,809	7,611
Gross value of definite-lived intangible assets	83,003	84,568
Customer relationships amortization	(14,167)	(12,455)
Unpatented technology amortization	(3,395)	(2,184)
Patented technology amortization	(2,315)	(2,213)
Tradename amortization	(3,524)	(3,042)
Acquired backlog amortization	(17,760)	(16,622)
All other amortization	(8,045)	(7,292)
Accumulated amortization	(49,206)	(43,808)
Net definite-lived intangible assets	$33,797	$40,760

Indefinite-lived intangible assets:
Trademarks and trade names	$1,305	$1,305
Total indefinite-lived intangible assets	$1,305	$1,305

(1) Intangible assets for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for further description of discontinued operations.

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$42,065	$48,622
Amortization expense	(5,398)	(8,724)
Currency translation adjustments and other	(1,565)	3,877
Balance at end of the period	$35,102	$43,775

Amortization of intangible assets is included in cost of operations and SG&A in our condensed consolidated statement of operations, but it is not allocated to segment results.

As of September 30, 2018 and December 31, 2017, the SPIG reporting unit had $28.5 million and $32.7 million of identifiable intangible assets, net of accumulated amortization, respectively. Long-lived assets, including intangible assets, are reviewed for impairment annually, or whenever circumstances indicate that the carrying amount might not be recoverable. The circumstances leading to the goodwill impairments as of June 30, 2018 and September 30, 2017 also triggered evaluations for the SPIG reporting unit. In our tests as of June 30, 2018 and September 30, 2017, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of the SPIG asset group and no impairment was indicated.

Estimated future intangible asset amortization expense is as follows (in thousands):

Year ending	Amortization expense
Three months ending December 31, 2018	$1,311
Twelve months ending December 31, 2019	4,724
Twelve months ending December 31, 2020	3,976
Twelve months ending December 31, 2021	3,763
Twelve months ending December 31, 2022	3,671
Twelve months ending December 31, 2023	3,662
Thereafter	12,690

NOTE 14 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment is stated at cost. The composition of our property, plant and equipment less accumulated depreciation is set forth below:

(in thousands)	September 30, 2018	December 31, 2017
Land	$3,597	$3,631
Buildings	106,635	107,944
Machinery and equipment	182,653	205,331
Property under construction	2,278	5,979
	295,163	322,885
Less accumulated depreciation	198,237	208,178
Net property, plant and equipment	$96,926	$114,707

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in the third quarter of 2019. The new location in Akron is expected to reduce operating costs, net of rent, and to provide a space that better meets our needs.  We do not expect to incur significant relocation costs; however, we expect $7.0 million of accelerated depreciation to be recognized through mid-2019, of which $1.2 million was recognized in the three months ended September 30, 2018.

NOTE 15 – WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$33,514	$36,520
Additions	30,621	17,782
Expirations and other changes	(1,865)	(9,053)
Payments	(9,418)	(10,534)
Translation and other	(688)	1,900
Balance at end of period	$52,164	$36,615

We accrue estimated expense included in cost of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the nine months ended September 30, 2018 includes a $15.1 million increase in expected warranty costs for the six European renewable energy loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $5.3 million of specific provisions on certain contracts in the Power segment for specific technical matters and customer requirements.

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Interest cost	$9,739	$10,342	$29,237	$30,832	$97	$(106)	$289	$255
Expected return on plan assets	(16,235)	(14,936)	(48,680)	(44,646)	—	—	—	—
Amortization of prior service cost	25	29	75	80	(186)	(561)	(1,020)	(2,277)
Recognized net actuarial loss (gain)	(4,196)	—	(4,740)	1,062	—	—	—	—
Benefit plans, net	(10,667)	(4,565)	(24,108)	(12,672)	(89)	(667)	(731)	(2,022)
Service cost included in COS	186	200	562	681	4	3	12	11
Net periodic benefit cost (benefit)	$(10,481)	$(4,365)	$(23,546)	$(11,991)	$(85)	$(664)	$(719)	$(2,011)

We made contributions to our pension and other postretirement benefit plans totaling $9.1 million and $17.6 million during the three and nine months ended September 30, 2018, respectively, as compared to $9.8 million and $16.2 million during the three and nine months ended September 30, 2017, respectively.

While we retained the pension liability related to employees of PBRRC after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the three months ended September 30, 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that was a gain of $7.7 million in the three months ended September 30, 2018. Both the curtailment and the MTM are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our condensed consolidated statements of operations in the "Benefit plans, net" line item.

During the three months ended June 30, 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million, which also triggered an interim MTM of the Canadian pension plan assets and liability that was a gain of $0.4 million in the three months ended June 30, 2018. Both the settlement and the MTM are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our condensed consolidated statements of operations in the "Benefit plans, net" line item.

During the three months ended March 31, 2017, lump sum payments from our Canadian pension plan resulted in a plan settlement loss of $0.4 million, which also resulted in interim MTM of the Canadian pension plan that was a loss of $0.7 million in the three months ended March 31, 2017. The effect of these charges and mark to market adjustments are reflected in the "Recognized net actuarial loss (gain)" in the table above. Both the settlement and the MTM are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our condensed consolidated statements of operations in the "Benefit plans, net" line item.

We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree OPEB plan") effective December 31, 2016. The Retiree OPEB plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree OPEB plan, the participants had the option to enroll in a third-party health care exchange, to which B&W agreed to contribute up to $750 a year for each of the next three years (beginning in 2017) to a health reimbursement account ("HRA"), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree OPEB plan. Based on the number of participants who enrolled in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree OPEB plan and the new plan. The curtailment gain was deferred in accumulated other comprehensive income and was being recognized as income through 2020. Participants in the Retiree OPEB plan filed a class action lawsuit against B&W in 2017 asserting that the change in health care coverage breached B&W's obligations under collective bargaining agreements. In April 2018, the court approved a settlement whereby B&W will contribute $1,000 a year for 2018 and 2019, and $1,100 a year thereafter for the life of a participant to an HRA. As a result of the settlement, the revised Retiree OPEB plan was actuarially remeasured as of April 1, 2018. The unamortized balance of the curtailment gain of $5.2 million and the related deferred tax of $1.3 million was reversed from AOCI and we recorded $5.2 million in other accumulated postretirement benefit liabilities for the actuarial value of the Retiree OPEB plan.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	September 30, 2018	December 31, 2017
United States	$190,600	$94,300
Foreign	3,415	9,173
Total revolving debt	$194,015	$103,473

U.S. Revolving Credit Facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc.) which governs the U.S. Revolving Credit Facility. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600.0 million. The proceeds from loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

Since June 2016, we have entered into a number of amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement"). The most recent Amendments, which we entered into on August 9, 2018, September 14, 2018, September 28, 2018, October 4, 2018 and October 31, 2018, respectively among other things, provided for the following modifications: (1) modifies the definition of adjusted EBITDA in the Amended Credit Agreement to exclude up to an additional $72.8 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2018 and allow further add backs to EBITDA for restructuring and other similar expenses; (2) modifies the financial covenants as described below; (3) modifies the amount of liquidity (as defined in the Amended Credit Agreement) to be at least $45.0 million as of the last business day of any calendar month and on any day that a borrowing is made, which then drops to $40.0 million once certain B&W Volund projects are turned over to customers; (4) lowers the amount of certain excess cash, from $60.0 million to $45.0 million, that we are permitted to hold before mandatory repayment of the U.S. Revolving Credit Facility is required; (5) modifies the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements to allow for the ability to retain up to $25.0 million of asset sale proceeds after receipt of the initial Last Out Loan funding described below; (6) permits an aggregate $25.0 million of cumulative net income losses attributable to eight specified B&W Vølund contracts for the fiscal quarters ending September 30, 2018 and December 31, 2018; (7) modifies certain contract completion milestones that we are required to meet in connection with six European Renewable loss contracts; (8) modifies the date by which we are required to sell at least $100 million of assets from March 31, 2019 to October 31, 2018; (9) requires us to achieve certain concessions from our renewable contract customers by February 15, 2019 that will generate at least $25.0 million of incremental benefits to us, (10) adds additional events of default related to the termination or rejection of certain contracts related to our Renewables segment; (11) permits and requires us to raise an additional net $30.0 million of last-out loans under the Amended Credit Agreement in connection with the Last Out Loans described below; 12) consents to the sale of PBRRC; (13) eliminates a requirement to adjust on a pro forma basis our EBITDA after the sales of MEGTEC, Universal and PBRRC; (14) changes the interest coverage and senior leverage financial covenant ratios as of October 31, 2018; and (15) amends the definition of EBITDA to allow certain add-back adjustments to exclude up to an additional $21 million of certain charges for periods including the quarter ended September 30, 2018.

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

After giving effect to the Amendments, revolving loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 24. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged as of September 30, 2018 and will decrease to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Effective with the latest Amendment dated October 31, 2018, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:
•9.75:1.0 for the quarters ending September 30, 2018,

•	9.00:1.0 for the quarter ending December 31, 2018,

•	4.00:1.0 for the quarter ending March 31, 2019,

•	3.50:1.0 for the quarter ending June 30, 2019,

•	3.00:1.0 for the quarter ending September 30, 2019, and

•	3.00:1.0 for or the quarters ending December 31, 2019 and each quarter thereafter.

Effective with the latest Amendment dated October 31, 2018, the minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.00:1.0 for the quarter ending September 30, 2018,

•	1.00:1.0 for the quarter ending December 31, 2018,

•	2.25:1.0 for the quarter ending March 31, 2019,

•	3.00:1.0 for the quarter ending June 30, 2019,

•	3.25:1.0 for the quarter ending September 30, 2019, and

•	3.25:1.0 for or the quarters ending December 31, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At September 30, 2018, borrowings under the Amended Credit Agreement consisted of $190.6 million at an weighted average interest rate of 8.81%. Usage under the Amended Credit Agreement consisted of $190.6 million of borrowings, $28.6 million of financial letters of credit and $150.2 million of performance letters of credit. After giving effect to the Amendments, at September 30, 2018, we had approximately $59.4 million available for borrowings or to meet letter of credit requirements primarily based on our borrowing sublimit, our trailing 12 month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) which were 7.95 and 1.56, respectively. As a result of the sale of our interest in TBWES, as discussed in Note 11, and the sale of our MEGTEC and Universal businesses, as discussed in Note 3, the U.S. Revolving Credit Facility was reduced from $450.0 million to $347.0 million effective October 11, 2018. Also, effective October 12, 2018, we had approximately $78.1 million available for borrowings or to meet letter of credit requirements.

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey and, until the first quarter of 2018, in India that are used to provide working capital to local operations. At September 30, 2018 and December 31, 2017, we had aggregate borrowings under these facilities of $3.4 million and $9.2 million respectively. Our weighted average interest rate on these facilities was 29.01% and 6.07% at September 30, 2018 and December 31, 2017, respectively. Our banking counterparties in Turkey have required and are requiring the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates for these facilities. As of September 30, 2018, these facilities allow us to borrow up to $3.4 million in aggregate and each have less than a year remaining to maturity.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2018 and December 31, 2017 was $178.6 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of September 30, 2018 was $67.5 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $39.0 million as of September 30, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $311.0 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 18 – LAST OUT TERM LOAN

The Last Out Term loan components are as follows:

(in thousands)	September 30, 2018
Proceeds	$20,000
Discount and fees	4,111
Paid-in-kind interest	16
Principal	24,127
Unamortized discount and fees	(4,098)
Debt balance	$20,029
As referenced above, our Amended Credit Agreement requires us to draw $30.0 million of net proceeds under a last out term loan. B. Riley FBR, Inc., a related party, committed to provide an aggregate principal amount of last-out term loans (the “Last Out Term Loan”) that, when fully borrowed, will result in us receiving $30.0 million of aggregate net proceeds. The face principal amount of Last Out Term Loan is $35.1 million, which includes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, and original issue discounts of 10.00% for each draw under the Last Out Term Loan. The Last Out Term Loan is incurred under our Amended Credit Agreement and will share on a pari passu basis with the guaranties and collateral provided thereunder to the existing lenders under the U.S. Revolving Credit Facility; provided, that the Last Out Term Loan is subordinated in right of payment to the prior payment in full of all amounts owed to the lenders under the U.S. Revolving Credit Facility. The Last Out Term Loan matures and is payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility. The first $10.0 million of net Last Out Term Loan proceeds were received on September 17, 2018, the consummation date of the sale PBRRC as described in Note 4.

Subsequently, we received additional net proceeds of $10.0 million, $5.0 million and $5.0 million on September 24, 2018, October 1, 2018 and October 15, 2018, respectively. The Last Out Term Loan may be prepaid, subject to the subordination provisions, but not re-borrowed.
The Last Out Term Loan bears interest at a rate per annum equal to (i) if eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loans and (ii) if base rate loan, the then applicable U.S. prime rate plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loan. Subject to the subordination provisions, the Last Out Loan shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The total effective interest rate of the Last Out Term Loan was 27.54% on September 30, 2018 and 26.11% on October 15, 2018, the date of the final draw; the effective rate of the Last Out Term Loan may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with the Last Out Term Loan is detailed in Note 24.

NOTE 19 – SECOND LIEN TERM LOAN FACILITY

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

Borrowings under the second lien term loan, other than the delayed draw term loan, had a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan had a coupon interest rate of 12% per annum, in each case payable quarterly. As of March 7, 2018, the interest rates increased to 12% and 14% per annum, respectively, due to the covenant default. Undrawn amounts under the delayed draw term loan accrued a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and the delayed draw term loan had a scheduled maturity of December 30, 2020. Interest expense associated with our Second Lien Credit Agreement is detailed in Note 24.

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

NOTE 20 – RIGHTS OFFERING

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

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.4. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the Rights Offering totaled $3.3 million.

NOTE 21 – CONTINGENCIES

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

On February 16, 2018, and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs assert a variety of claims against defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who all purport to be current shareholders of the Company's common stock, are suing on behalf of the Company to recover costs and an unspecified amount of damages, and force implementation of corporate governance changes.

On June 28, 2018, the Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation is pending. The parties filed a motion asking the Court to stay the Derivative Litigation, which was granted by the Court on August 13, 2018. Mediation is scheduled for December 14, 2018, in which the parties will discuss possible settlement of the Stockholder Litigation.

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

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At September 30, 2018 and 2017, we had deferred approximately $1.3 million and $2.5 million, respectively, of net gains (losses) on these derivative financial instruments in AOCI.

At September 30, 2018, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $18.9 million at September 30, 2018 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell Danish krone, Swedish króna, euros and British pounds sterling. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our U.S. Revolving Credit Facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our U.S. Revolving Credit Facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

The following tables summarize our derivative financial instruments:

	Asset and Liability Derivative
(in thousands)	September 30, 2018	December 31, 2017
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$438	$1,088
Other assets	463	312
Accounts payable	—	105

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$5	$7
Accounts payable	2	1,722
Other liabilities	—	12

The effects of derivatives on our financial statements are outlined below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$103	$398	$1,102	$2,642
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	508	2,092	1,646	8,094
Cost of operations	(6)	159	(5)	113
Other-net	—	(7,930)	—	(7,438)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(498)	(7,005)	(633)	(10,524)

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(28)	$(1,364)	$(24)	$(1,709)

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

(in thousands)
Available-for-sale securities	September 30, 2018	Level 1	Level 2	Level 3
Commercial paper	$3,384	$—	$3,384	$—
Certificates of deposit	1,151	—	1,151	—
Mutual funds	1,330	—	1,330	—
Corporate notes and bonds	1,597	1,597	—	—
United States Government and agency securities	7,954	7,954	—	—
Total fair value of available-for-sale securities	$15,416	$9,551	$5,865	$—

(in thousands)
Available-for-sale securities	December 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$1,895	$—	$1,895	$—
Certificates of deposit	2,398	—	2,398	—
Mutual funds	1,331	—	1,331	—
Corporate notes and bonds	4,447	4,447	—	—
United States Government and agency securities	5,738	5,738	—	—
Total fair value of available-for-sale securities	$15,809	$10,185	$5,624	$—

Derivatives	September 30, 2018	December 31, 2017
Forward contracts to purchase/sell foreign currencies	$905	$(432)

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

•
Revolving debt and last out term loan. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2018 and December 31, 2017.

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

Our second quarter 2018 impairment charges to assets held for sale of discontinued operations required significant fair value measurements using unobservable inputs (see Note 3). The fair value of the net assets held for sale was based on the expected net proceeds for the sale of MEGTEC and Universal.

NOTE 24 – SUPPLEMENTAL INFORMATION

During the nine months ended September 30, 2018 and 2017, we recognized the following non-cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Accrued capital expenditures in accounts payable	$23	$1,118
Accreted interest expense on our second lien term loan facility	$3,202	$1,095

During the nine months ended September 30, 2018 and 2017, we recognized the following cash activity in our condensed consolidated financial statements:

(in thousands)	2018	2017
Income tax payments (refunds), net	$3,440	$(11,190)
Interest payments on our U.S. revolving credit facility	$9,200	$2,876
Interest payments on our second lien term loan facility	$7,627	$2,492

During the three and nine months ended September 30, 2018 and 2017, interest expense in our condensed consolidated financial statements consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,879	$1,018	$9,658	$3,146
Second Lien Term Loan Facility	—	2,554	7,460	2,554
Last Out Term Loan - interest paid	38	—	38	—
Last Out Term Loan - interest paid-in-kind	83	—	83	—
Foreign revolving credit facilities	157	234	436	708
	4,157	3,806	17,675	6,408
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility deferred financing fees and commitment fees	6,104	2,304	14,419	3,892
Second Lien Term Loan Facility discount and financing fees	—	1,095	3,202	1,095
Last Out Term Loan discount and financing fees	49	—	49	—
	6,153	3,399	17,670	4,987

Other interest expense	109	50	403	3,846

Total interest expense	$10,419	$7,255	$35,748	$15,241

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the consolidated balance sheets that sum to the total of the same amounts in the consolidated statements of cash flows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Held by foreign entities	$25,838	$42,490	$35,123	$89,042
Held by United States entities (1)	6,645	1,227	2,290	(1,616)
Cash and cash equivalents of continuing operations	32,483	43,717	37,413	87,426

Reinsurance reserve requirements	13,390	21,061	21,456	21,189
Restricted foreign accounts	6,299	4,919	5,192	6,581
Restricted cash and cash equivalents	19,689	25,980	26,648	27,770

Total cash, cash equivalents and restricted cash of continuing operations shown in the consolidated statements of cash flows	$52,172	$69,697	$64,061	$115,196

Total cash and cash equivalents of discontinued operations (2)	$17,646	$12,950	$10,724	$8,461

(1) Cash and cash equivalents held by United States entities is negative at December 31, 2016 due to outstanding checks at continuing operations, for which we had the right to offset against cash held by U.S. entities of discontinued operations at that date.
(2) Cash and cash equivalents of discontinued operations is included in current assets of discontinued operations in the consolidated balance sheet. See Note 3 for further information.

Our U.S. Revolving Credit Facility described in Note 17 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 25 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our consolidated financial statements in the future are summarized as follows:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize long-term leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. The new accounting standard is effective for us beginning in 2019 and we plan to elect the cumulative-effect adjustment transition method. We do not expect the new accounting standard to have a significant impact on our financial results when adopted, but it will result in new balances in the consolidated balance sheets and new disclosures in the Notes.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires companies acting as the customer in a cloud hosting service arrangement to follow the requirements of ASC 350-40 for capitalizing implementation costs for internal-use software and requires the amortization of these costs over the life of the related service contract. This standard is effective for all public business entities for fiscal years beginning after December 15, 2019, and any interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently evaluating the impact of this standard on our financial statements and whether we will elect to adopt this standard early.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  The new guidance provides modifications to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans.  Included in these modifications is the removal of five disclosure requirements for public entities.  This standard is effective for all public business entities for fiscal years beginning after December 15, 2020, but early adoption is permitted.  We do not anticipate this standard having a significant impact on our financial statements.

New accounting standards that were adopted during the nine months ended September 30, 2018 are summarized as follows:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers and replaces most existing revenue recognition guidance. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations for licenses, for determining if an entity is the principal or agent in a revenue arrangement, and for technical corrections and improvements on topics including contract costs, loss provisions on construction and production contracts and disclosures for remaining and prior-period performance obligations. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new accounting standard is effective for interim and annual reporting periods beginning after December 15, 2017, and permits retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). We adopted the new accounting standard as of January 1, 2018 under the modified retrospective method. See Note 6 for additional accounting policy and transition disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the changes in the total of cash, cash equivalents and restricted cash to be shown together in the statement of cash flows and no longer presenting transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Historically, we have presented the transfer of cash to restricted cash and cash equivalents in the investing section of the statement of cash flows. With the adoption of ASU 2016-18, changes in restricted cash are also included in statement of cash flows based on the nature of the change together with unrestricted cash flows. We retrospectively adopted the new accounting standard as of January 1, 2018. The only meaningful effect on our financial statements is related to the restricted cash received from the sale of BWBC as described in Note 11, which is reflected as investing cash flow. The detail of cash, cash equivalents, and restricted cash is included in Note 24.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. Upon adoption, this affected not only how we present net periodic benefit cost, but also Power segment gross profit. We adopted the new accounting standard retrospectively as of January 1, 2018. The changes in the classification of the historical components of net periodic benefit costs from operating expense to other expense for the three and nine months ended September 30, 2017 amounted to $5.2 million and $14.7 million, respectively, and are reflected in our condensed consolidated statements of operations.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy the liquidity and other requirements under U.S. revolving credit facility as recently amended, including our ability to receive concessions from customers on our Renewable energy loss contracts; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our Renewable segment, including the ability to complete our Renewable energy contracts within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute renewable contracts; changes in our effective tax rate and tax positions; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual of anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions as well as our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report") filed with the Securities and Exchange Commission.

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

In the third quarter of 2018 and 2017, we recorded operating losses of $45.1 million and $110.9 million, respectively. Other than the $86.9 million of goodwill impairments recorded in the third quarter of 2017 and $7.2 million financial advisory services required under the terms of our U.S. Revolving Credit Facility in the third quarter of 2018, both described further below, our operating losses increased primarily due to the Renewable segment's higher level of charges on the European Renewable loss contracts, lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion and increased estimated costs to complete new build cooling systems sold under a previous strategy in the Industrial segment. These were partly offset by reductions in selling, general and administrative ("SG&A") costs from the benefits of restructuring and other active reductions in discretionary spend.

In the third quarter of 2018, we continued to make progress on completing the six European Renewable loss contracts, as described in we Note 6 to the condensed consolidated financial statements. Of the six loss contracts at September 30, 2018, the plant in the first contract has been operating since 2017 and takeover is expected in the fourth quarter of 2018, the plant in the third contract achieved partial takeover earlier in 2018 and full takeover at the end of October 2018, the plants in the second, fourth and sixth contracts are expected to begin trial operations and achieve takeover in the fourth quarter of 2018, and the plant in the fifth contract is expected to achieve takeover in the third quarter of 2019. Each of the projects has its own requirements for trial operations and takeover. In the third quarter of 2018 and 2017, we recorded $19.1 million and $11.6 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts primarily due to delays from resolution of issues encountered in startup and trial operations. Third quarter 2018 progress on the fifth contract was consistent with previous contract estimates. In the nine months ended September 30, 2018, and September 30, 2017, we recorded $129.1 million and $123.8 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts. The six European loss contracts are described in more detail in Note 6 to the condensed consolidated financial statements. We intend to seek insurance recoveries and additional relief from customers and will pursue other claims where appropriate and available. There can be no assurance as to recovery amounts that we may realize. Renewable loss contract positions at September 30, 2018, do not take into account any of these potential recoveries to mitigate these losses.

On October 5, 2018, we completed the sale of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG, for $130 million, subject to adjustment. As a result, the MEGTEC and Universal businesses, which were previously included in our Industrial segment, are classified as discontinued operations because the disposal represents a strategic shift that will have a major effect on our operations. Accordingly, we recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in Loss from discontinued operations, net of tax.

Year-over-year comparisons of our results were also affected by:

•
$39.7 million pre-tax gain in September 2018 for the sale of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida. Prior to the divestiture, PBRRC generated annual revenues of approximately $60 million in the Renewable segment. We received cash proceeds of

$38.8 million, net of certain working capital adjustments and $4.9 million deposited in escrow. See further discussion of the sale in Note 4 to the condensed consolidated financial statements.

•
$49.2 million debt extinguishment loss from early repayment of the Second Lien Term Loan Facility on May 4, 2018 with $214.9 million of the proceeds from a Rights Offering that was completed on April 30, 2018. Through the Rights Offering, we raised $248.4 million of gross proceeds and issued 124.3 million shares of common stock. The extinguishment loss and the Rights Offering are more fully described in Note 19 and Note 20 to the condensed consolidated financial statements.

•
$99.6 million of non-cash income tax charges in the three months ended September 30, 2018 to increase the valuation allowance against our remaining net deferred tax assets as described in Note 8 to the condensed consolidated financial statements.

•
$37.5 million to fully impair goodwill related to our SPIG reporting unit in the second quarter of 2018 due to lower bookings than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. See further discussion in Note 12 to the condensed consolidated financial statements. $86.9 million of goodwill impairment charges were recorded in the third quarter of 2017, of which $50.0 million fully impaired the goodwill of the Renewable segment reporting unit and $36.9 million related to the SPIG reporting unit in the Industrial segment.

•
$7.2 million and $15.5 million of financial advisory services are included in SG&A in the three and nine months ended September 30, 2018, respectively. $0.4 million of financial advisory services are included in the three and nine months ended September 30, 2107. These services are requirements of our U.S. Revolving Credit Facility, as described more fully in Note 17 to the condensed consolidated financial statements.

•
$2.9 million and $3.7 million of restructuring and spin-off costs were recognized in the third quarters of 2018 and 2017, respectively, and $13.6 million and $8.6 million were recognized in the nine months ended September 30, 2018 and 2017, respectively.

•
$6.5 million of gain on the sale of our interest in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), an equity method investment in China, was recognized in the first quarter of 2018 and is included in Equity in income and impairment of investees. The sale was completed in early 2018 with proceeds, net of withholding tax, of $19.8 million.

•
$18.4 million and $18.2 million of other-than-temporary impairment of our interest in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), an equity method investment in India, in the first quarter of 2018 and the second quarter of 2017, respectively, based on an agreement to sell, preceded by a change in strategy. We completed the sale in July 2018, which generated $15.0 million for the sale and settlement of contractual claims. The impairments are included in Equity in income and impairment of investees. See further discussion in Note 11 to the condensed consolidated financial statements.

•
$15.5 million (DKK 100.0 million) allowance for an insurance claim receivable to recover a portion of the losses on the first European renewable loss project was recorded in the second quarter of 2018 as a result of receiving a dispute from the insurer. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit.

•
$1.2 million of accelerated depreciation expense in the third quarter of 2018 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in mid-2019. We expect a total of $7.0 million of accelerated depreciation to be recognized through mid-2019.

•	$1.5 million to dispose and write off unused IT equipment and cancel in-process IT projects in the second quarter of 2018.

•
$4.2 million and $4.7 million of actuarially determined mark-to-market ("MTM") gains in the three and nine months ended September 30, 2018, respectively, compared to a loss of $1.1 million in the nine months ended September 30, 2017. Interim MTM gains and loss were triggered by lump-sum settlements in our Canadian pension plan and by a curtailment in our domestic pension plan from the sale of PBRRC. MTM gains and losses are further described in Note 16 to the condensed consolidated financial statements.

•	$0.1 million and $1.6 million of acquisition and integration costs in the three and nine months ended September 30, 2017, respectively, related to the acquisitions of SPIG and Universal.

In an effort to address our liquidity needs from the accrued losses on the six European loss contracts in the Renewable segment, we have:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 20 (the "Rights Offering") to the condensed consolidated financial statements;

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 19 to the condensed consolidated financial statements that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $115.0 million in cash, net of $19.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million subject to adjustment, resulting in receipt of $38.8 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $38 million annually;

•
received $20 million in net proceeds from the Last Out Term Loan, described in Note 18 to the condensed consolidated financial statements, from B. Riley FBR, Inc., a related party, during the third quarter of 2018 and another $10 million in net proceeds from the Last Out Term Loan from the same lender in October 2018; and

•
entered into several waivers and amendments to avoid default under our U.S. Revolving Credit Facility as described in Note 17 to the condensed consolidated financial statements, the most recent of which is dated October 31, 2018. As part of this latest amendment, our lenders agreed to: (1) extend the deadline to obtain written concessions from customers in an amount of at least $25.0 million to February 15, 2019; (2) change the interest coverage and senior leverage financial covenant ratios; (3) amend the definition of EBITDA to allow certain add-back adjustments inclusive of the third quarter of 2018; (4) extend certain Renewable loss contract milestones; and (5) adjust certain minimum liquidity requirements.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. In prior reporting periods, our plans to mitigate the liquidity challenges created by losses in the Renewable segment have primarily focused on the non-core asset sales and financing activities described above, and such items are now complete. As of September 30, 2018, our plans primarily depend upon realization of the projected cost savings from our previously announced restructuring actions and achievement of our forecasted cash generation from our core operations. Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries and additional relief from customers and will pursue other claims where appropriate and available. Based on our forecasts, our plans are designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve-month period following November 8, 2018. However, our remediation plans depend on conditions and matters that may be outside of our control, including agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Our U.S. Revolving Credit Facility also limits the amount of additional contract charges we may incur on specific European renewable energy contracts and requires us to deliver those contracts by specified dates; those covenant requirements are within our forecasts but have in the past required amendment to avoid default. While we do not believe it is probable that we will fail to comply with our covenants in the twelve-month period following November 8, 2018, our ability to operate within the other amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

RESULTS OF OPERATIONS

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted EBITDA. The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under Amendments 3 and 5 to our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues:
Power segment	$191,050	$202,222	$(11,172)	$547,928	$612,274	$(64,346)
Renewable segment	76,484	108,557	(32,073)	191,444	262,167	(70,723)
Industrial segment	34,849	47,454	(12,605)	117,608	143,271	(25,663)
Eliminations	(7,420)	(1,363)	(6,057)	(17,504)	(6,539)	(10,965)
	294,963	356,870	(61,907)	839,476	1,011,173	(171,697)
Gross profit (loss)(1):
Power segment	34,313	35,390	(1,077)	95,189	116,952	(21,763)
Renewable segment	(17,120)	181	(17,301)	(136,898)	(100,119)	(36,779)
Industrial segment	(5,524)	(2,556)	(2,968)	(8,196)	2,330	(10,526)
Intangible amortization expense included in cost of operations	(1,207)	(2,262)	1,055	(4,868)	(8,389)	3,521
	10,462	30,753	(20,291)	(54,773)	10,774	(65,547)
Selling, general and administrative ("SG&A") expenses	(44,887)	(49,871)	4,984	(151,007)	(163,723)	12,716
Financial advisory services included in SG&A	(7,244)	(358)	(6,886)	(15,475)	(358)	(15,117)
Intangible amortization expense included in SG&A	(135)	(127)	(8)	(530)	(331)	(199)
Goodwill impairment	—	(86,903)	86,903	(37,540)	(86,903)	49,363
Restructuring activities and spin-off transaction costs	(2,863)	(3,664)	801	(13,551)	(8,648)	(4,903)
Research and development costs	(452)	(1,893)	1,441	(2,881)	(6,123)	3,242
Loss on asset disposals, net	(28)	(59)	31	(1,412)	(61)	(1,351)
Equity in income and impairment of investees	—	1,234	(1,234)	(11,757)	(13,380)	1,623
Operating loss	$(45,147)	$(110,888)	$65,741	$(288,926)	$(268,753)	$(20,173)
(1) Gross profit of the segments excludes intangible amortization but includes depreciation.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Adjusted EBITDA
Power segment(1)	$21,911	$21,624	$287	$49,524	$66,434	$(16,910)
Renewable segment	(25,831)	(10,648)	(15,183)	(166,188)	(133,023)	(33,165)
Industrial segment	(11,212)	(7,609)	(3,603)	(24,744)	(12,994)	(11,750)
Corporate(2)	(5,793)	(8,775)	2,982	(23,601)	(28,168)	4,567
Research and development costs	(452)	(1,893)	1,441	(2,881)	(6,123)	3,242
Foreign exchange	(4,939)	(6,902)	1,963	(22,680)	(4,563)	(18,117)
Other – net	(45)	(241)	196	221	(163)	384

Gain on sale of business	39,731	—	39,731	39,731	—	39,731
Gain on sale of equity method investment (BWBC)	—	—	—	6,509	—	6,509
Impairment of equity method investment in TBWES	—	—	—	(18,362)	(18,193)	(169)
Loss on debt extinguishment	—	—	—	(49,241)	—	(49,241)
Loss on asset disposal	—	(61)	61	(1,513)	(61)	(1,452)
MTM gain (loss) from benefit plans	4,196	—	4,196	4,740	(1,062)	5,802
Financial advisory services	(7,244)	(358)	(6,886)	(15,475)	(358)	(15,117)
Acquisition and integration costs included in SG&A	—	(141)	141	—	(1,573)	1,573
Goodwill impairment	—	(86,903)	86,903	(37,540)	(86,903)	49,363
Restructuring activities and spin-off transaction costs	(2,863)	(3,664)	801	(13,551)	(8,648)	(4,903)
Depreciation & amortization	(7,103)	(7,228)	125	(21,005)	(23,387)	2,382
Interest expense, net	(10,247)	(7,131)	(3,116)	(35,316)	(14,880)	(20,436)
Loss before income tax expense	(9,891)	(119,930)	110,039	(331,372)	(273,665)	(57,707)
Income tax expense (benefit)	94,256	(5,309)	99,565	99,285	(4,963)	104,248
Loss from continuing operations	(104,147)	(114,621)	10,474	(430,657)	(268,702)	(161,955)
Income (loss) from discontinued operations, net of tax	(1,447)	532	(1,979)	(60,875)	(3,078)	(57,797)
Net loss	(105,594)	(114,089)	8,495	(491,532)	(271,780)	(219,752)
Net income attributable to noncontrolling interest	(94)	(213)	119	(357)	(566)	209
Net loss attributable to stockholders	$(105,688)	$(114,302)	$8,614	$(491,889)	$(272,346)	$(219,543)

(1) Power segment adjusted EBITDA includes $6.4 million and $5.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the three months ended September 30, 2018 and 2017, respectively. Power segment adjusted EBITDA includes $19.5 million and $15.1 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the nine months ended September 30, 2018 and 2017, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended September 30, 2018 and 2017, respectively and $8.6 million and $6.6 million in the nine months ended September 30, 2018 and 2017, respectively.

Condensed and Consolidated Results of Operations

Three Months Ended September 30, 2018 vs. 2017

Revenues decreased by $61.9 million to $295.0 million in the third quarter of 2018 as compared to $356.9 million in the third quarter of 2017, as all segments recorded decreases compared to the prior year quarter. Revenue recognized over time on the large contracts is based on the activities and the costs incurred in the period, as well as changes in estimate. As described in Note 6 to the condensed consolidated financial statements, incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. In the Renewable segment, several of the European contracts were in the final stages of completion, when fewer costs are incurred relative to the main construction phases that were underway in the year ago quarter, and as a result, revenues were lower. The Industrial segment revenue decrease was primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. The Power segment revenue decrease was primarily from anticipated lower demand for retrofit projects driven by the Coal Combustion Residue regulations in the U.S.

Gross profit decreased by $20.3 million, to $10.5 million in the third quarter of 2018 as compared to $30.8 million in the third quarter of 2017. In the third quarter of 2018 and 2017, we recorded $19.1 million and $11.6 million in net losses, respectively, from changes in the estimated revenues and costs to complete the Renewable segment's six European loss contracts, as described in greater detail in Note 6 to the condensed consolidated financial statements. The remaining decline in the Renewable segment's gross profit was primarily related to lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion. The Power segment gross profit decline was primarily due to volume as described above. The Industrial segment's gross profit decline was primarily due to increases in estimated costs to complete new build cooling systems contracts under the previous strategy and lower volume of aftermarket cooling system services. New build cooling systems contracts that were sold under the previous strategy are mostly expected to be complete by the end of 2018.

SG&A expenses were $1.9 million higher in the third quarter of 2018 than the third quarter of 2017 primarily due to $7.2 million of financial advisory fees required under the terms of our U.S. Revolving Credit Facility, which more than offset decreases from restructuring initiatives and active reduction of discretionary spend.

Nine Months Ended September 30, 2018 vs. 2017

Revenues decreased by $171.7 million to $839.5 million in the nine months ended September 30, 2018 as compared to $1,011.2 million in the corresponding period of 2017. Revenue in the Renewable segment decreased by $70.7 million primarily due to the changes in the estimated contract progress and increases in estimated liquidated damages on the six European loss contracts in our Renewable segment and from lower levels of activity as progress is made on these loss projects, as well as lower volume in other profitable contracts and lines of business in the Renewable segment. Revenue in the Power segment decreased by $64.3 million primarily due to anticipated lower demand in the global market for new build coal-fired power generation and from lower demand for retrofit projects driven by the Coal Combustion Residue regulations in the U.S. Revenue in the Industrial segment declined $25.7 million primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit decreased by $65.5 million, to a loss of $54.8 million in the nine months ended September 30, 2018 as compared to a profit of $10.8 million in the corresponding period of 2017. In the nine months ended September 30, 2018 and 2017 we recorded $129.1 million and $123.8 million in net losses, respectively, from changes in the estimated revenues and costs to complete the Renewable segment's six European loss contracts, as described in greater detail in Note 6 to the condensed consolidated financial statements. The remainder of the decline in the Renewable segment's gross profit was primarily a result of increased warranty accruals, lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion and recording a $15.5 million (DKK 100.0 million) reserve for an insurance receivable described more fully below. Gross profit in the Power segment decreased due to lower volume of revenue, increases in estimated costs on certain projects in 2018, favorable results in closing out contracts in the second quarter of 2017, and a reduction of employee benefits that occurred in the second quarter of 2017. The Industrial segment gross profit decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts sold under the previous strategy and lower volume of aftermarket cooling system services. New build cooling systems contracts that were sold under the previous strategy are mostly expected to be complete by the end of 2018.

SG&A expenses were $2.6 million higher in the nine months ended September 30, 2018 than the corresponding period of 2017 primarily due to $15.5 million of financial advisory fees required under the terms of our U.S. Revolving Credit Facility, which more than offset decreases from restructuring initiatives and active reduction of discretionary spend.

Equity in income of investees were losses of $11.8 million and $13.4 million in the nine months ended September 30, 2018, and 2017, respectively. In the first nine months of 2018, we recognized an $18.4 million other-than-temporary impairment in our investment in TBWES, which was partly offset by a gain on sale of our investment in BWBC of approximately $6.5 million. In the nine months ended September 30, 2017, we recognized an $18.2 million other-than-temporary impairment in our investment in TBWES, which was partly offset by $2.6 million of equity in earnings of our investment in BWBC. Our former joint ventures and the related equity in income of investees is described more fully below and in Note 11 to the condensed consolidated financial statements.

Power Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$191,050	$202,222	$(11,172)	$547,928	$612,274	$(64,346)
Gross profit (loss)	$34,313	$35,390	$(1,077)	$95,189	$116,952	$(21,763)
Adjusted EBITDA	$21,911	$21,624	$287	$49,524	$66,434	$(16,910)
Gross profit %	18.0%	17.5%		17.4%	19.1%

Three Months Ended September 30, 2018 vs. 2017

Revenues in the Power segment decreased 6%, or $11.2 million, to $191.1 million in the quarter ended September 30, 2018, compared to $202.2 million in the corresponding quarter in 2017. The revenue decrease is attributable to the anticipated lower volume of retrofit projects due to delays caused by uncertainty in U.S. environmental regulations, such as Coal Combustion Residue.

Gross profit in the Power segment decreased 3%, or $1.1 million, to $34.3 million in the quarter ended September 30, 2018, compared to $35.4 million in the corresponding quarter in 2017 primarily due to lower volume of revenue, partly offset by benefits of restructuring and active reductions in discretionary spend, which slightly improved the gross profit percentage.

Adjusted EBITDA in the Power segment increased 1%, or $0.3 million, to $21.9 million in the quarter ended September 30, 2018, compared to $21.6 million in the corresponding quarter in 2017. The adjusted EBITDA increase is mainly attributable to reductions in SG&A costs, which more than offset the gross profit decrease discussed above. The SG&A decrease reflects the benefits of restructuring.

As a result of a new accounting standard that became effective in 2018, Power segment gross profit has been adjusted retrospectively. Net benefit from pension and other postretirement benefit plans excluding MTM adjustments totaling $6.4 million and $5.0 million in the three months ended September 30, 2018 and 2017, respectively, are excluded from Power segment gross profit, but are included in Power segment adjusted EBITDA.

Nine Months Ended September 30, 2018 vs. 2017

Revenues in the Power segment decreased 11%, or $64.3 million, to $547.9 million in the nine months ended September 30, 2018, compared to $612.3 million in the corresponding period in 2017. The revenue decrease is attributable to the anticipated continued decline in the global new build market for coal-fired power generation and the reasons discussed above.

Gross profit in the Power segment decreased 19%, or $21.8 million, to $95.2 million in the nine months ended September 30, 2018, compared to $117.0 million in the corresponding period in 2017. The decrease in gross profit is related to lower volume of revenue, increases in estimated costs on certain projects in 2018, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017.

Adjusted EBITDA in the Power segment decreased 25%, or $16.9 million, to $49.5 million in the nine months ended September 30, 2018, compared to $66.4 million in the corresponding period in 2017. The adjusted EBITDA decrease is attributable to lower gross profit discussed above. Power segment SG&A also decreased year-over-year in the first nine months as a result of cost savings initiatives.

As a result of a new accounting standard that became effective in 2018, Power segment gross profit has been adjusted retrospectively. Net benefit from pension and other postretirement benefit plans excluding MTM adjustments totaling $19.5 million and $15.1 million in the nine months ended September 30, 2018 and 2017, respectively, are excluded from Power segment gross profit, but are included in Power segment adjusted EBITDA.

Renewable Segment Results

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$76,484	$108,557	$(32,073)	$191,444	$262,167	$(70,723)
Gross profit (loss)	$(17,120)	$181	$(17,301)	$(136,898)	$(100,119)	$(36,779)
Adjusted EBITDA	$(25,831)	$(10,648)	$(15,183)	$(166,188)	$(133,023)	$(33,165)
Gross profit %	(22.4)%	0.2%		(71.5)%	(38.2)%

On September 17, 2018, we divested PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida. Prior to the divestiture, PBRRC generated annual revenues of approximately $60 million. The $39.7 million pre-tax gain on sale was not allocated to the segments. The divestiture is more fully described in Note 4 to the condensed consolidated financial statements.

Three Months Ended September 30, 2018 vs. 2017

Revenues in the Renewable segment decreased 30%, or $32.1 million to $76.5 million in the quarter ended September 30, 2018 from $108.6 million in the corresponding quarter in 2017. Revenue recognized over time on the large renewable contracts is based on the activities and the costs incurred in the period, as well as changes in estimate. As described in Note 6 to the condensed consolidated financial statements, incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. In the quarter ended September 30, 2018, several of the European renewable contracts were in the final stages of completion, when fewer costs are incurred relative to the main construction phases that were underway in the year ago quarter, and as a result, revenues were lower.

Gross profit in the Renewable segment was a loss of $17.1 million in the quarter ended September 30, 2018, compared to $0.2 million of gross profit in the corresponding quarter in 2017. In the third quarter of 2018 and 2017, we recorded $19.1 million and $11.6 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts described in more detail in Note 6 to the condensed consolidated financial statements. The remaining decline in the Renewable segment's gross profit was primarily related to lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion. The October 31, 2018 amendment to the U.S. Revolving Credit Facility requires $25.0 million of concessions from customers on these Renewable loss contracts to be secured by February 15, 2019. As of September 30, 2018, a portion of these concessions have been agreed, but have not been included in the contract estimates because of uncertainties in achieving related performance obligations.

Adjusted EBITDA in the Renewable segment decreased $15.2 million to a loss of $25.8 million in the quarter ended September 30, 2018, compared to a loss of $10.6 million in the corresponding quarter in 2017. The decrease is primarily due to the changes in gross profit described above, partly offset by lower SG&A, which reflects benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Nine Months Ended September 30, 2018 vs. 2017

Revenues in the Renewable segment decreased 27%, or $70.7 million to $191.4 million in the nine months ended September 30, 2018, from $262.2 million in the corresponding period in 2017. In the nine months ended September 30, 2018, several of the European renewable contracts were in the final stages of the completion, when fewer costs are incurred relative to the main constructions phases that were underway in the year-ago period, and as a result, revenues were lower.

Gross profit in the Renewable segment decreased $36.8 million to a loss of $136.9 million in the nine months ended September 30, 2018, compared to a loss of $100.1 million in the corresponding period in 2017. In the nine months ended September 30, 2018 and September 30, 2017, we recorded $129.1 million and $123.8 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts. The remainder of the decline in the Renewable segment's gross profit was primarily a result of increased warranty accruals, lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion. Additionally, in May 2018, our insurer disputed our $15.5 million (DKK 100.0 million) insurance claim to recover a portion of the losses on the first project. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the entire receivable was recorded in the second quarter of 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit.

Adjusted EBITDA in the Renewable segment decreased $33.2 million to a loss of $166.2 million in the nine months ended September 30, 2018, compared to a loss of $133.0 million in the corresponding period of 2017. The decrease in adjusted EBITDA was primarily due to the changes in gross profit described above, partly offset by lower SG&A, which reflects benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Industrial Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$34,849	$47,454	$(12,605)	$117,608	$143,271	$(25,663)
Gross profit (loss)	$(5,524)	$(2,556)	$(2,968)	$(8,196)	$2,330	$(10,526)
Adjusted EBITDA	$(11,212)	$(7,609)	$(3,603)	$(24,744)	$(12,994)	$(11,750)
Gross profit %	(15.9)%	(5.4)%		(7.0)%	1.6%

Three Months Ended September 30, 2018 vs. 2017

Revenues in the Industrial segment decreased 27% or $12.6 million, to $34.8 million in the quarter ended September 30, 2018, from $47.5 million in the corresponding quarter in 2017. The decrease in revenues is primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit in the Industrial segment decreased $3.0 million, to a loss of $5.5 million in the quarter ended September 30, 2018, compared to a loss of $2.6 million in the corresponding quarter in 2017. The decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts sold under the previous strategy and lower volume of aftermarket cooling system services. New build cooling systems contracts that were sold under the previous strategy are mostly expected to be complete by the end of 2018.

Adjusted EBITDA in the Industrial segment decreased $3.6 million to a loss of $11.2 million in the quarter ended September 30, 2018, compared to a loss of $7.6 million in the quarter ended September 30, 2017. The decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts and a bad debt reserve for a bankrupt customer.

Nine Months Ended September 30, 2018 vs. 2017

Revenues in the Industrial segment decreased 18%, or $25.7 million, to $117.6 million in the nine months ended September 30, 2018 from $143.3 million in the corresponding period of 2017. The decrease is primarily due to the reasons discussed above.

Gross profit in the Industrial segment decreased $10.5 million, to a loss of $8.2 million in the nine months ended September 30, 2018, compared to $2.3 million of gross profit in the corresponding period of 2017. The decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts sold under the previous strategy and lower volume of aftermarket cooling system services. New build cooling systems contracts that were sold under the previous strategy are mostly expected to be complete by the end of 2018.

Adjusted EBITDA in the Industrial segment decreased $11.8 million to a loss of $24.7 million in the nine months ended September 30, 2018, compared to a loss of $13.0 million in the corresponding period of 2017. The decrease primarily reflects increases in estimated costs to complete legacy new build cooling systems contracts, legal expenses related to legacy litigation and a bad debt reserve for a bankrupt customer.

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

Bookings represent changes to the backlog. Bookings include additions from booking new business, subtractions from customer cancellations or modifications, changes in estimates of liquidated damages that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter-term changes in bookings may not necessarily indicate a material trend.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Power	$131	$122	$535	$476
Renewable(1)	(440)	35	(417)	86
Industrial	5	28	51	172
Other/eliminations	—	(2)	(2)	(40)
Bookings	$(304)	$183	$167	$694

(1) Renewable bookings in the three months ended September 30, 2018 includes a reduction of approximately $467 million from the sale of PBRRC, as described in Note 4 to the condensed consolidated financial statements. Renewable bookings also include the revaluation of backlog denominated in currency other than U.S. dollars, which was $0.8 million and $22.6 million, in the three months ended September 30, 2018, and 2017, respectively, and $(11.5) million and $61.8 million in the nine months ended September 30, 2018 and 2017, respectively.

(In approximate millions)	September 30, 2018	December 31, 2017	September 30, 2017
Power	$440	$453	$482
Renewable(1)(2)	400	1,008	1,064
Industrial	109	175	202
Other/eliminations	(28)	(43)	(37)
Backlog	$921	$1,593	$1,711

(1) Renewable backlog at September 30, 2018, includes $233 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally such contracts have a duration of 10-20 years and include options to extend.
(2) Renewable bookings in the three months ended September 30, 2018 includes a reduction of approximately $467 million from the sale of PBRRC, as described in Note 4 to the condensed consolidated financial statements.

Of the backlog at September 30, 2018, we expect to recognize revenues as follows:

(In approximate millions)	2018	2019	Thereafter	Total
Power	$164	$183	$93	$440
Renewable	57	87	256	400
Industrial	45	54	10	109
Other/eliminations	(10)	$(18)	$—	(28)
Expected revenue from backlog	$256	$306	$359	$921

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $3.0 million to $5.8 million in the third quarter of 2018 from $8.8 million in the third quarter of 2017. Corporate costs decreased $4.6 million to $23.6 million in the nine months ended September 30, 2018 from $28.2 million in the nine months ended September 30, 2107. The decrease for both periods primarily reflects benefits of restructuring, lower incentive and stock-based compensation and reductions in discretionary spend.

Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the Industrial segment have been included with other unallocated costs in Corporate, and total $2.9 million and $2.2 million in the three months ended September 30, 2018 and 2017, respectively, and $8.6 million and $6.6 million in the nine months ended September 30, 2018 and 2017, respectively.

Research and Development

Research and development expenses relate to the development and improvement of new and existing products and equipment, as well as conceptual and engineering evaluation for translation into practical applications. These expenses were $0.5 million and $1.9 million for the quarter ended September 30, 2018, and 2017, respectively, and $2.9 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. We continuously evaluate each research and development project and collaborate with our business teams to ensure that we believe we are developing technology and products that are currently desired by the market and will result in future sales.

Restructuring

Restructuring costs (excluding spin costs) totaled $2.8 million and $13.2 million in the three and nine months ended September 30, 2018, respectively, and $3.5 million and $7.6 million in the three and nine months ended September 30, 2017, respectively. In June 2018, we began to implement a series of cost restructuring actions, primarily in our U.S. and Canadian operations, corporate functions, and Industrial segment. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance cost associated with these actions is expected to total approximately $7.1 million, of which $2.6 million and $6.0 million was recorded in the three and nine months ended September 30, 2018, respectively, and the remainder will be recorded in the balance of 2018 over the remaining service periods. Severance payments are expected to extend through mid-2019. Executive severance was $(0.6) million in the three months ended September 30, 2018, representing a reduction in expected severance cost upon finalizing a severance contract, and totaled $4.5 million in the nine months ended September 30, 2018 related to the elimination of the SVP and Chief Business Development Officer role and the transition of the CEO to Leslie C. Kass. Severance payments are expected to extend through mid-2019.

As described further in Note 7 to the condensed consolidated financial statements, the remaining restructuring costs in 2018 primarily relate to actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions reduced B&W Vølund's workforce by approximately 30% to align with a new execution model focused on B&W Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner. Approximately $2.7 million of cost associated with these actions were recorded in the third quarter of 2017.

Also in the three and nine months ended September 30, 2017, we incurred $0.8 million and $4.9 million, respectively, of trailing costs primarily related to activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Power segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Power segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

Spin-off transaction costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, The Babcock & Wilcox Company (now known as BWX Technologies, Inc.). In the nine months ended September 30, 2018 and 2017, we recognized spin-off costs of $0.3 million and $1.0 million, respectively. We do not expect additional costs related to the spin-off transaction in the second half of 2018. In each of the nine months ended September 30, 2018 and September 30, 2017, we disbursed $1.9 million of the accrued retention awards.

Goodwill Impairment

The following summarizes the changes in the carrying amount of goodwill as of September 30, 2018:

(in thousands)	Power	Renewable	Industrial(1)	Total
Balance at December 31, 2017 (2)	$47,370	$—	$38,308	$85,678
Currency translation adjustments	(157)	—	(768)	(925)
Second quarter 2018 impairment charges	—	—	(37,540)	(37,540)
Balance at September 30, 2018 (2)	$47,213	$—	$—	$47,213
(1) Goodwill for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for further description of discontinued operations.
(2) Accumulated goodwill impairments were $50.0 million for the Renewable segment as of December 31, 2017 and $74.4 million and $36.9 for the Industrial segment as of September 30, 2018 and December 31, 2017, respectively.

The following summarizes the changes in the carrying amount of goodwill as of September 30, 2017:

(in thousands)	Power	Renewable	Industrial(1)	Total
Balance at December 31, 2016	$46,220	$48,435	$68,432	$163,087
Currency translation adjustments	1,180	1,530	6,491	9,201
2017 impairment charges	—	(49,965)	(36,938)	(86,903)
Balance at September 30, 2017 (2)	$47,400	$—	$37,985	$85,385
(1) Goodwill for MEGTEC and Universal are shown as part of noncurrent assets of discontinued operations. See Note 3 for further description of discontinued operations.
(2) Prior to September 30, 2017, we had not recorded any goodwill impairment charges

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

ASC 350-30, Goodwill and Other Intangible Assets, requires that goodwill and other unamortizable intangible assets be tested for impairment at least annually or earlier if there are impairment indicators. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. In this testing, we compared the fair value of the reporting unit to its carrying value to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. Key Level 3 unobservable inputs in our valuation included cash flows and long-term growth rates reflective of management's forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 14.5% was used, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company specific risk factors. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit at June 30, 2018. After the impairment, the SPIG reporting unit did not have any remaining goodwill.

In the third quarter of 2017, we recorded $50.0 million of impairment charges in the Renewable segment due to significant charges incurred attributing to a significant decline in our market capitalization in the third quarter of 2017. Also in the third quarter of 2017, our SPIG reporting unit, which is included in our Industrial segment, recorded a $36.9 million impairment charge due to a short-term decrease in profitability attributable to specific then-current contracts and changes in SPIG's market strategy introduced during the third quarter of 2017.

Equity in Income (Loss) of Investees

As of September 30, 2018, our investments in equity method investees are not significant. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designs, manufactures, produces and sells various power plant and industrial boilers primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our condensed consolidated statement of operations. TBWES had a manufacturing facility that produces boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, at which time we recorded in an $18.2 million other-than-temporary-impairment to the expected recoverable value of our investment in the joint venture. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price.

Depreciation and Intangible Asset Amortization

Depreciation expense was $5.8 million and $4.8 million in the quarters ended September 30, 2018 and 2017, respectively and $15.6 million and $14.7 million in the nine months ended September 30, 2018 and 2017, respectively.

We recorded $1.3 million and $2.4 million of intangible asset amortization expense during the quarters ended September 30, 2018 and 2017, respectively, and $5.4 million and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively. We expect intangible asset amortization expense will be approximately $1.3 million for the remainder of 2018.

In September 2018, we relocated our global corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio, in the third quarter of 2019. The new location in Akron is expected to reduce operating costs, net of rent, and to provide a space that better meets our needs.  We do not expect to incur significant relocation costs; however, we expect $7.0 million of accelerated depreciation to be recognized through mid-2019, of which $1.2 million was recognized in the three months ended September 30, 2018.

Mark to Market Adjustments of Pension and Retirement Plans

As described further in Note 16 to the condensed consolidated financial statements, MTM curtailment and settlement charges are excluded from the results of our segments. These charges during the first nine months of 2018 and 2017 are not necessarily representative of future interim accounting adjustments as such events are not currently predicted and interim measurement of MTM adjustments are subject to the current actuarial assumptions.

While we retained the pension liability related to employees of PBRRC after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the three months ended September 30, 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that was a gain of $7.7 million in the three months ended September 30, 2018.

Lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million and an interim MTM gain of $0.4 million in the nine months ended September 30, 2018. Lump sum payments from our Canadian pension plan resulted in a plan settlement loss of $0.4 million and an interim MTM loss of $0.7 million during the nine months ended September 30, 2017.
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

Foreign exchange gain (loss) was $(4.9) million and $(6.9) million in the three months ended September 30, 2018 and 2017, respectively, and $(22.7) million and $(4.6) million in the nine months ended September 30, 2018 and 2017, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in the three and nine months ended September 30, 2018 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies. Additionally, in July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our condensed consolidated statement of operations.

Income Taxes

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except for percentages)	2018	2017	$ Change	2018	2017	$ Change
Loss before income taxes	$(9,891)	$(119,930)	$110,039	$(331,372)	$(273,665)	$(57,707)
Income tax expense (benefit)	$94,256	$(5,309)	$99,565	$99,285	$(4,963)	$104,248
Effective tax rate	(952.9)%	4.4%		(30.0)%	1.8%

Our income tax expense in the three and nine months included $99.6 million of non-cash charges to increase our valuation allowance against deferred tax assets as described in Note 8 to the condensed consolidated financial statements. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future, and valuation allowances are recorded when the ability to utilize those deferred tax assets to reduce taxable income in the foreseeable future is less than more likely than not. Valuation allowances do not limit our ability to use deferred tax assets in the future. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the three and nine months ended September 30, 2018 is not reflective of the U.S. statutory rate primarily due to the increase in the valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards (NOLs), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In the three and nine months ended September 30, 2017, our effective tax rate was also affected by valuation allowances related to losses incurred in certain jurisdictions. Additionally, we operated in numerous countries that have statutory tax rates that differ from that of the United States federal statutory rate of 35%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items and other nondeductible expenses.

See Note 8 of the condensed consolidated financial statements for explanation of differences between our effective income tax rate and our statutory rate.

Loss before provision for income taxes generated in the United States and foreign locations for the three and nine months ended September 30, 2018 and 2017 is presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
United States	$28,607	$(11,124)	$(80,141)	$(44,610)
Other than the United States	(38,498)	(108,806)	(251,231)	(229,055)
Income (loss) before provision for (benefit from) income taxes	$(9,891)	$(119,930)	$(331,372)	$(273,665)

Liquidity and Capital Resources

We face liquidity challenges from additional losses recognized in the fourth quarter of 2017 and the nine months ended September 30, 2018 on our European renewable energy contracts described in Note 6 to the condensed consolidated financial statements, which caused us to be out of compliance with certain financial covenants in the agreements governing certain of our debt at December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018. To avoid default, we obtained amendments and waivers to our U.S. revolving credit facility (as amended, the "U.S. Revolving Credit Facility") that temporarily waived, prevented or resolved these financial covenant defaults, as described in Note 17 to the condensed consolidated financial statements.

In an effort to address our liquidity needs and the going concern uncertainty from the accrued losses on the European loss contracts in the Renewable segment, we have:

•	raised gross proceeds of $248.4 million on April 30, 2018 through Rights Offering as described in Note 20 to the condensed consolidated financial statements;

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 19 to the condensed consolidated financial statements that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $115.0 million in cash, net of $19.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million, subject to adjustment, resulting in receipt of $38.8 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in BWBC, a joint venture in China, and TBWES, a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions in the second quarter of 2018 that are designed to save approximately $38 million annually;

•
received $20 million in net proceeds from the Last Out Term Loan, described in Note 18 to the condensed consolidated financial statements, from B. Riley FBR, Inc., a related party, during the third quarter of 2018 and another $10 million in net proceeds from the Last Out Term Loan from the same lender in October 2018; and

•
entered into several waivers and amendments to avoid default under our U.S. Revolving Credit Facility as described in Note 17 to the condensed consolidated financial statements, the most recent of which is dated October 31, 2018. As part of this latest amendment, our lenders agreed to: (1) extend the deadline to obtain written concessions from customers in an amount of at least $25.0 million to February 15, 2019; (2) change the interest coverage and senior leverage financial covenant ratios; (3) amend the definition of EBITDA to allow certain add-back adjustments inclusive of the third quarter of 2018; (4) extend certain Renewable loss contract milestones; and (5) adjust certain minimum liquidity requirements.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. In prior reporting periods, our plans to mitigate the liquidity challenges created by losses in the Renewable segment have primarily focused on the non-core asset sales and financing activities described above, and such items are now complete. As of September 30, 2018, our plans primarily depend upon realization of the projected cost savings from our previously announced restructuring actions and achievement of our forecasted cash generation from our core operations. Additionally, we continue to evaluate further dispositions and additional opportunities for cost savings. We also continue to pursue insurance recoveries and additional relief from customers and will pursue other claims where appropriate and available. Based on our forecasts, our plans are designed to provide us with what we believe will be adequate liquidity to meet our obligations for at least the twelve-month period following November 8, 2018. However, our remediation plans depend on conditions and matters that may be outside of our control, including agreement to concessions from customers on the Renewable loss contracts as required under the amended terms of our U.S. Revolving Credit Facility and our ability to obtain and maintain sufficient capacity to support contract security requirements for current and future business. Our U.S. Revolving Credit Facility also limits the amount of additional contract charges we may incur on specific European renewable energy contracts and requires us to deliver those contracts by specified dates; those covenant requirements are within our forecasts but have in the past required amendment to avoid default. While we do not believe it is probable that we will fail to comply with our covenants in the twelve-month period following November 8, 2018, our ability to operate within the other amended covenants and borrowing limits associated with our U.S. Revolving Credit Facility are dependent on our future financial operating results. If we cannot continue as a going concern, material adjustments to the carrying values and classifications of our assets and liabilities and the reported amounts of income and expense would be required.

At September 30, 2018, our cash and cash equivalents of continuing operations totaled $32.5 million and we had total debt of $214.0 million. Our foreign business locations held $25.8 million of our $32.5 million of unrestricted cash and cash equivalents of continuing operations at September 30, 2018. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.

After giving effect to the amendments to our U.S. Revolving Credit Facility, we had approximately $59.4 million of availability as of September 30, 2018, which increased to $78.1 million on October 12, 2018 after receipt of proceeds from the sale of MEGTEC and Universal. Based on our forecasted results of operations for twelve months after the filing of this document, availability under the U.S. Revolving Credit Facility, proceeds from required asset sales, backlog, cash on-hand and our ability to manage future discretionary cash outflows will provide adequate liquidity until our operations begin to generate cash, which we expect to be in the second half of 2019. Our forecasted use of cash during 2018 will primarily be in the Renewable segment as we fund accrued contract losses and work down advanced bill positions. After required asset sales are completed, we expect to have sufficient borrowing capacity under the U.S. Revolving Credit Facility to meet our liquidity needs. However, there can be no assurance that we will be able to complete such required asset sales on favorable terms, or at all.

Net operating cash flow was a use of $213.5 million in the nine months ended September 30, 2018, which was primarily due to funding progress on the six European renewable energy loss contracts in the Renewable segment, corporate overhead, interest, pension and other postretirement benefits and working capital build within the Power segment related to the timing and mix of work. Operating cash flows in the nine months ended September 30, 2018 are primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill, equity method investments and an allowance for an insurance receivable. In the nine months ended September 30, 2017, cash used in operations was $150.8 million and primarily related funding progress on the six European renewable energy loss contracts in the Renewable segment. Cash flows in the nine months ended September 30, 2017 are also primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill and equity method investments, partly offset by improvements to working capital and an income tax refund.

Cash flows from investing activities provided net cash of $67.7 million in the nine months ended September 30, 2018, primarily from asset sales, including the sales of two equity method investments, BWBC and TBWES, for $28.8 million, the sale of a small emissions monitoring business for $5.1 million and the sale of PBRRC for $38.8 million, offset by $5.0 million of capital expenditures. In the nine months ended September 30, 2017, net cash used by investing activities was $59.0 million, primarily related to $52.5 million for the Universal acquisition and $10.7 million of capital expenditures.

Cash flows from financing activities provided net cash of $134.3 million in the nine months ended September 30, 2018, primarily related to $96.3 million of net borrowings from the U.S. Revolving Credit Facility and the $20.0 million of borrowings from the last out term loan for working capital purposes. Gross proceeds received from the Rights Offering were $248.4 million, of which $214.9 million were used to repay the Second Lien Term Loan, including $2.3 million of accrued interest, with the remainder used to fund operations. Cost associated with the financing activity in the nine months ended

September 30, 2018 totaled $11.4 million. Net cash provided by financing activities in the nine months ended September 30, 2017 was $155.5 million included $49.1 million of net borrowings under the U.S. Revolving Credit Facility, which were used to fund our working capital needs and the Universal acquisition. Net cash provided by financing activities in the nine months ended September 30, 2017 also included proceeds from the issuance of the second lien term loan of $141.7 million, which were used to repurchase $16.7 million of shares of common stock from a related party, fund debt issuance costs and repay a portion of our U.S. revolving credit facility.

Rights Offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share. On April 10, 2018, we extended the expiration date and amended certain other terms regarding the Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The Rights Offering did not include an oversubscription privilege.

The Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the Rights Offering totaled $3.3 million.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders ("Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc.) which governs the U.S. Revolving Credit Facility. The Credit Agreement, which is scheduled to mature on June 30, 2020, provides for a senior secured revolving credit facility, initially in an aggregate amount of up to $600.0 million. The proceeds from loans under the Credit Agreement are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

Since June 2016, we have entered into a number of amendments to the Credit Agreement (the "Amendments" and the Credit Agreement, as amended to date, the "Amended Credit Agreement"). The most recent Amendments, which we entered into on August 9, 2018, September 14, 2018, September 28, 2018, October 4, 2018 and October 31, 2018, respectively among other things, provided for the following modifications: (1) modifies the definition of adjusted EBITDA in the Amended Credit Agreement to exclude up to an additional $$72.8 million of charges for certain Renewable segment contracts for periods including the quarter ended June 30, 2018 and allow further add backs to EBITDA for restructuring and other similar expenses; (2) modifies the financial covenants as described below; (3) modifies the amount of liquidity (as defined in the Amended Credit Agreement) we are required to maintain to be at least $45.0 million as of the last business day of any calendar month and on any day that a borrowing is made, which then drops to $40.0 million once certain B&W Volund projects are turned over to customers; (4) lowers the amount of certain excess cash, from $60.0 million to $45.0 million, that we are permitted to hold before mandatory repayment of the U.S. Revolving Credit Facility is required; (5) modifies the Company's ability to reinvest net cash proceeds from asset sales that trigger prepayment requirements to allow for the ability to retain up to $25.0 million of asset sale proceeds after receipt of the initial Last Out Loan funding described below; (6) permits an aggregate $25.0 million of cumulative net income losses attributable to eight specified B&W Vølund contracts for the fiscal quarters ending September 30, 2018 and December 31, 2018; (7) modifies certain contract completion milestones that we are required to meet in connection with six European Renewable loss contracts; (8) modifies the date by which we are required to sell at least $100 million of assets from March 31, 2019 to October 31, 2018; (9) requires us to achieve certain concessions from our renewable contract customers by February 15, 2019 that will generate at least $25.0 million of incremental benefits to us, (10) adds additional events of default related to the termination or rejection of certain contracts related to our Renewables segment; (11) permits and requires us to raise an additional net $30.0 million of last-out loans under the Amended Credit Agreement in connection with the Last Out Loans described below; 12) consents to the sale of PBRRC; (13) eliminates a requirement to adjust on a pro forma basis our EBITDA after the sales of MEGTEC, Universal and PBRRC; (14) changes the interest coverage and senior leverage financial covenant ratios as of October 31, 2018; and (15) amends the definition of EBITDA to allow certain add-back adjustments to exclude up to an additional $21 million of certain charges for periods including the quarter ended September 30, 2018.

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

After giving effect to the Amendments, revolving loans outstanding under the Amended Credit Agreement bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 24. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro rated amount is payable on the first business day of 2020. A deferred fee of 2.5% is charged as of September 30, 2018 and will decrease to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. Effective with the latest Amendment dated October 31, 2018, the maximum permitted senior debt leverage ratio as defined in the Amended Credit Agreement is:

•	9.75:1.0 for the quarters ending September 30, 2018,

•	9.00:1.0 for the quarter ending December 31, 2018,

•	4.00:1.0 for the quarter ending March 31, 2019,

•	3.50:1.0 for the quarter ending June 30, 2019,

•	3.00:1.0 for the quarter ending September 30, 2019, and

•	3.00:1.0 for or the quarters ending December 31, 2019 and each quarter thereafter.

Effective with the latest Amendment dated October 31, 2018, the minimum consolidated interest coverage ratio as defined in the Amended Credit Agreement is:

•	1.00:1.0 for the quarter ending September 30, 2018,

•	1.00:1.0 for the quarter ending December 31, 2018,

•	2.25:1.0 for the quarter ending March 31, 2019,

•	3.00:1.0 for the quarter ending June 30, 2019,

•	3.25:1.0 for the quarter ending September 30, 2019, and

•	3.25:1.0 for or the quarters ending December 31, 2019 and each quarter thereafter.

Consolidated capital expenditures in each fiscal year are limited to $27.5 million.

At September 30, 2018, borrowings under the Amended Credit Agreement consisted of $190.6 million at an weighted average interest rate of 8.81%. Usage under the Amended Credit Agreement consisted of $190.6 million of borrowings, $28.6 million of financial letters of credit and $150.2 million of performance letters of credit. After giving effect to the Amendments, at September 30, 2018, we had approximately $59.4 million available for borrowings or to meet letter of credit requirements primarily based on our borrowing sublimit, our trailing twelve month adjusted EBITDA (as defined in the Amended Credit Agreement), and our leverage and interest coverage ratios (as defined in the Amended Credit Agreement) which were 7.95 and 1.56, respectively. As a result of the sale of our interest in TBWES, as discussed in Note 11 to the condensed consolidated financial statements, and the sale of our MEGTEC and Universal businesses, as discussed in Note 3, the U.S. Revolving Credit Facility was reduced from $450.0 million to $347.0 million effective October 11, 2018. Also effective October 12, 2018, we had approximately $78.1 million available for borrowings or to meet letter of credit requirements.

Last Out Term Loan

As referenced above, our Amended Credit Agreement requires us to draw $30.0 million of net proceeds under a last out term loan. B. Riley FBR, Inc., a related party, committed to provide an aggregate principal amount of last-out term loans (the “Last Out Term Loan”) that, when fully borrowed, will result in us receiving $30.0 million of aggregate net proceeds. The face principal amount of Last Out Term Loan is $35.1 million, which includes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses and original issue discounts of 10.00% for each draw under the Last Out Term Loan. The Last Out Term Loan is incurred under our Amended Credit Agreement and will share on a pari passu basis with the guaranties and collateral provided thereunder to the existing lenders under the U.S. Revolving Credit Facility; provided, that the Last Out Term Loan is subordinated in right of payment to the prior payment in full of all amounts owed to the lenders under the U.S. Revolving Credit Facility. The Last Out Term Loan matures and is payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility. The first $10.0 million of net Last Out Term Loan proceeds were received on September 17, 2018, the consummation date of the sale PBRRC as described in Note 4. Subsequently, we received additional net proceeds of $10.0 million, $5.0 million and $5.0 million were received on September 24, 2018, October 1, 2018 and October 15, 2018, respectively. The Last Out Term Loan may be prepaid, subject to the subordination provisions, but not re-borrowed.
The Last Out Term Loan bears interest at a rate per annum equal to; (i) if eurocurrency rate loan, the then applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loan, and (ii)if base rate loan, the then-applicable U.S. prime rate plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the Last Out Loan. Subject to the subordination provisions, the Last Out Loan shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The total effective interest rate of the Last Out Term Loan was 27.54% on September 30, 2018 and 26.11% on October 15, 2018, the date of the final draw; the effective rate of the Last Out Term Loan may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with the Last Out Term Loan is detailed in Note 24 to the condensed consolidated financial statements.
Second Lien Term Loan

On August 9, 2017, we entered into the Second Lien Term Loan Facility with an affiliate of AIP. The Second Lien Term Loan Facility consisted of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017. Through March 7, 2018, the interest rates were 10% and 12% per annum under the second lien term loan and the delayed draw term loan, respectively; each increased by 200 basis points to 12% and 14% per annum, respectively, beginning March 7, 2018, and in each case, interest was payable quarterly.

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

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey and, until the first quarter of 2018, in India that are used to provide working capital to local operations. At September 30, 2018 and December 31, 2017, we had aggregate borrowings under these facilities of $3.4 million and $9.2 million respectively. Our weighted average interest rate on these facilities was 29.01% and 6.07% at September 30, 2018 and December 31, 2017, respectively. Our banking counterparties in Turkey have required and are requiring the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates for these facilities. As of September 30, 2018, these facilities allow us to borrow up to $3.4 million in aggregate and each has less than a year remaining to maturity.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2018 and December 31, 2017 was $178.6 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of September 30, 2018 was $67.5 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $39.0 million as of September 30, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. Although there can be no assurance that we will maintain our surety bonding capacity, we believe our current capacity is adequate to support our existing contract requirements for the next 12 months. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $311.0 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited condensed consolidated financial statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the quarter ended September 30, 2018.

Adoption of ASC Topic 606, "Revenue from Contracts with Customers," did not have a significant effect on our critical accounting policies and estimates. See Note 6 to the condensed and consolidated financial statements for further discussion.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, "Revenue from Contracts with Customers." Although, adoption of the revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 21 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. We have updated certain "Risk Factors" below. The risk factors listed below are not a complete discussion of risks and uncertainties in our business and should be considered in conjunction with the discussion found under "Risk Factors" in our 2017 Annual Report on Form 10-K.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, however, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:

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

We have recently experienced these risks with several large loss contracts in the Renewable segment. We have also been previously awarded a bid for a project of similar scope to these other large loss contracts in the Renewable segment, where the customer has experienced challenges in obtaining governmental approvals, and where our civil construction partner for this project entered into administration earlier this year (similar to filing for bankruptcy in the U.S.). We have not been provided a notice to proceed on this proposed project, and accordingly, it is not included in our backlog; therefore, we do not currently have any performance obligations related thereto, and any such obligations may never arise.

Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, technical difficulty or in extreme cases, our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen and we may become subject to the risk of others’ performance that may or may not be within our control or influence. Delays, changes or failures of others, including subcontractors, could subject us to additional costs, delays, technical specification changes, contractual penalties or other matters for which we may be unable to obtain compensation, or compensation may not be sufficient. In extreme cases, the direct or indirect effects of such matters may cause us to be unable to fulfill our contractual requirements.

For example, we have contracts to construct several renewable energy plants in the United Kingdom. These contracts have suffered delays, additional costs and contractual penalties. The complexity of these contracts required us to subcontract matters, such as structural engineering, to other companies that have the appropriate technical expertise. In September 2017, a structural steel issue was discovered at one of these plants, which management believes is the result of an engineering error by a subcontractor. The failure resulted in work being stopped at the plant with the failure and at two other plants under construction where failure had not occurred, but had used a similar design by the same subcontractor. In each case, additional engineering analysis and remediation was required, resulting in additional costs, schedule delays and contractual penalties, all of which were significantly greater at the plant where failure occurred. Through September 30, 2018, $43 million of additional costs had been recorded related to the effects of this engineering error across the three plants. In each case, the engineering assessment, remediation and safety plans required approval of the subcontractor, customer, our contract partner and the respective analysis independent technical experts from each. Any insurance coverage may be insufficient, or the timing of any insurance proceeds may not meet our liquidity requirements. In the case of the fifth European Renewable loss contract, where structural failure occurred, this process to agree on the appropriate structural remediation and plan to implement the remediation was lengthy and resulted in a more significant delay. The fifth European Renewable loss contract project includes a rejection clause that gives the customer the option to reject the deliverable, recover all monies paid to us and our former civil construction partner (up to approximately $144 million), and requires us to restore the property to its original state if certain criteria are not satisfied, including not achieving a contractual milestone related to accreditation criteria by September 30, 2018. We did not meet the express contractual criteria to satisfy this contractual milestone related to accreditation; however, the approach used was the one that the customer and external counsel considered to be the most appropriate option for accreditation in the circumstances. Our September 30, 2018 estimate at completion does not assume the customer's exercise of the rejection right because management believes the customer will not exercise its rejection right and the customer has not indicated its intention to exercise this right; however, we cannot control whether the customer will agree to modify the contract or exercise its right to reject the contract, and no assurances can be given in this regard. We are currently negotiating with the customer a formal agreement of the terms under which all rejection rights will be suspended, but without such agreement, the customer retains the current right to reject the contract. If the customer exercises its rejection right under this contract, it could have a material adverse effect on our operations, our liquidity and our ability to satisfy obligations under other contracts or comply with our debt covenants.

If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation, reduced profit, or liquidity challenges.

We often perform contracts jointly with third parties. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large contracts. Success on these joint contracts depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. For example, our joint venture partner for a renewable energy plant in the United Kingdom entered into administration (similar to filing for bankruptcy in the U.S.) in late February 2018. Accordingly, we were required to take over the civil scope of the renewable energy plant project, which resulted in significant delays and materially increased our costs on the project. The same joint venture partner is party to another previously awarded bid, but where notice to proceed has not been provided. If we are unable to adequately address any performance issues when and if required, customers may exercise their rights to terminate a joint contract, exposing us to legal liability, loss of reputation, reduced profit or liquidity challenges.

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

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds from sources outside of our contractually committed U.S. Revolving Credit Facility will continue to be available to us on reasonable terms, and which may reduce the borrowing capacity under our U.S. Revolving Credit Facility. The inclusion of a "going concern" explanatory paragraph in the auditor's report covering our audited consolidated financial statements contained in our 2017 Annual Report on Form 10-K may prevent us from obtaining bonding and letters of credit from sources outside of our contractually committed Credit Agreement on reasonable terms, or at all. Our inability to obtain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2018 and December 31, 2017 was $178.6 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of September 30, 2018 was $67.5 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $39.0 million as of September 30, 2018.

Our U.S. Revolving Credit Facility could restrict our operations.

The terms of our U.S. Revolving Credit Facility impose various restrictions and covenants on us that could have adverse consequences, including limiting our:

•	flexibility in planning for, or reacting to, changes in our business or economic, regulatory and industry conditions;

•	ability to invest in joint ventures or acquire other companies;

•	ability to sell assets;

•	ability to pay dividends to our stockholders;

•	ability to repurchase shares of our common stock;

•	ability to borrow additional funds; and

•	ability to issue additional letters of credit.

In addition, our U.S. Revolving Credit Facility requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and no assurance can be provided that we will continue to meet the financial ratios. Our U.S. Revolving Credit Facility also limits the amount of additional contract charges on specific European Renewable contracts and to deliver those contracts by specified dates; these covenants are within our forecasts but have in the past required amendment to the U.S. Revolving Credit facility and no assurance can be provided that we will be able to perform under these covenants.

Effective October 11, 2018, our U.S. Revolving Credit Facility is limited to $347.0 million of borrowings or letters of credit under that facility, and effective October 12, 2018, we had approximately $78.1 million available.

Our ability to comply with the covenants and restrictions contained in our amended U.S. Revolving Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in an event of default under our U.S. Revolving Credit Facility, and we would not be able to access our credit facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loan could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our amended credit facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our amended credit facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended September 30, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)
July 1, 2018 - July 31, 2018	6,396	$—	—	$100,000
August 1, 2018 - August 31, 2018	1,190	$—	—	$100,000
September 1, 2018 - September 30, 2018	1,464	$—	—	$100,000
Total	9,050		—

(1)
Includes 6,396, 1,190 and 1,464 shares repurchased in July, August and September, respectively, pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

(2)
On August 4, 2016, we announced that our board of directors authorized the repurchase of an indeterminate number of our shares of common stock in the open market at an aggregate market value of up to $100 million over the next twenty-four months. As of November 2, 2018, we have not made any share repurchases under the August 4, 2016 share repurchase authorization.

Item 6. Exhibits

10.1
Amendment No. 8, dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876))

10.2
Amendment No. 9, dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

10.3
Amendment No. 10, dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

10.4
Amendment No. 11, dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

10.5
Amendment No. 12, dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto

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

November 8, 2018		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Representative)