Form 10-K
period 2018-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2019-04-02
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock
Exchange on June 29, 2018) was approximately $242 million.

The number of shares of the registrant's common stock outstanding at March 6, 2019 was 168,846,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

2

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-K

PART I

ITEM 1. Business

In this annual report on Form 10-K, unless the context otherwise indicates, "B&W," "we," "us," the "Company" and "our" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

We are a leading technology-based provider of advanced steam production from fossil and renewable sources for power generation and other industrial and municipal applications, as well as related environmental equipment and aftermarket parts and services. We specialize in technology and engineering for power generation and various other industries, including the procurement, erection and specialty manufacturing of related equipment, and services, including:

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

•	custom-engineered ash handling equipment, systems and replacement parts;

•	custom-engineered, comprehensive dry and wet cooling solutions for steam applications; and

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, soot blowers and ash and material handling systems.

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

On June 8, 2015, the board of directors of The Babcock & Wilcox Company (now known as BWX Technologies, Inc.) ("BWXT" or the "former Parent") approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWXT common stock. The distribution of B&W common stock was made on June 30, 2015 and consisted of one share of B&W common stock for every two shares of BWXT common stock to holders of BWXT common stock as of 5:00 p.m. New York City time on the record date, June 18, 2015. Cash was paid in lieu of any fractional shares of B&W common stock. On June 30, 2015, B&W became a separate publicly traded company, and BWXT did not retain any ownership interest in B&W. We filed our Form 10 describing the spin-off with the Securities and Exchange Commission, which was declared effective on June 16, 2015.

Going Concern Considerations

We face liquidity challenges from losses recognized on our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt at each of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 19 and Note 20 to the Consolidated Financial Statements included in Item 8. We obtained waivers to the Amended Credit Agreement that temporarily waived, prevented or resolved these defaults as described in Note 19 and Note 31 to the Consolidated Financial Statements included in Item 8. The most recent waiver extends through April 5, 2019.

To address our liquidity needs and the going concern uncertainty, we:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 22 to the Consolidated Financial Statements included in Item 8 (the "2018 Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 21 to the Consolidated Financial Statements included in Item 8 that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million subject to adjustment, resulting in receipt of $38.9 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions since the second quarter of 2018 that are designed to save approximately $84 million annually;

•
received $30 million in net proceeds from Tranche A-1 of Last Out Term Loans, described in Note 20 to the Consolidated Financial Statements included in Item 8, from B. Riley FBR, Inc., a related party, in September and October 2018 (Tranche A-1 was assigned to Vintage Capital Management LLC, another related party, on November 19, 2018);

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 31 to the Consolidated Financial Statements included in Item 8, from B. Riley Financial, Inc., a related party on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund loss contracts to the customers and negotiating settlement of the remaining two loss contracts in the first quarter of 2019 as described in Note 7 to the Consolidated Financial Statements included in Item 8; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 31 to the Consolidated Financial Statements included in Item 8, the most recent of which extends through April 5, 2019, unless earlier terminated, and waives our compliance with a number of covenants and events of default under, the Amended Credit Agreement.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. We are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement, and since March 20, 2019, we have also been nearly fully drawn on the U.S. Revolving Credit Facility, such that only minimal additional amounts were available for borrowings or letters of credit.

Based on our forecasts, we will require additional amendments to or waivers under the Amended Credit Agreement and additional financing to fund working capital and the settlements of two of our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8 prior to April 5, 2019 to continue as a going concern. We are currently in active discussions with the lenders under the Amended Credit Agreement (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the Amended Credit Agreement, a reduction of the minimum liquidity requirements that we must maintain, a reset of future financial covenant ratios and amendments to other covenant requirements in order to allow us to continue to operate as a going concern. Our current discussions have focused around the extension of additional Last Out Term Loans, primarily from related parties, in an amount necessary to fund the settlement of the European Vølund loss contracts and provide liquidity for our operations. In connection with these loans, we have also discussed seeking shareholder approval for a reverse stock split and various other matters that could result in substantial dilution to our shareholders not participating in this financing, such as a rights offering to repay a portion of these additional Last Out Term Loans, the exchange of a portion of our existing Last Out Term Loans for shares of common stock and the issuance of warrants with a de minimis strike price to lenders participating in these additional Last Out Term Loans or other parties. We also discussed whether, as part of any financing transaction, we would provide director nomination rights over some or even a substantial majority of our board of directors to two of the related parties involved in these financing efforts or whether we would add an event of default if we fail to refinance the U.S. Revolving Credit Facility within twelve months following the filing of this annual report. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders. There can be no assurance that our lenders or any other person will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

NYSE Continued Listing Status

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We informed the NYSE that we intend to seek to cure the price condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we are also prepared to consider a reverse stock split to cure the deficiency, should such action be necessary, subject to approval of our shareholders, at our next annual meeting. Our common stock could also be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

Business Segments

Our operations are assessed based on three reportable segments, Babcock & Wilcox, Vølund & Other Renewable and SPIG (formerly, the Power, Renewable and Industrial segments, respectively).

Babcock & Wilcox segment

Our Babcock & Wilcox segment (formerly the Power segment) focuses on the supply of, and aftermarket services for, steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications, which includes a comprehensive mix of new build, OEM and aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally.

The Babcock & Wilcox segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning of new and retrofit utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

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

Our aftermarket products and services include replacement parts, field technical services, retrofit and upgrades, fuel switching and repowering contracts, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment. We provide aftermarket parts and services both for our own installed base as well as for competitors' equipment.

The segment also receives license fees and royalty payments through licensing agreements of our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	maintaining our strong service presence in support of our installed fleet of steam generation equipment and expanding support of others' OEM equipment;

•	selectively bidding contracts in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•
growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, environmental control systems, natural gas and oil-fired package boilers, due in part to lower fuel prices; and

•	reducing costs through a focus on operational efficiencies.

Previously, our operations in the Babcock & Wilcox segment included joint ventures that were accounted for using the equity method. In 2018, we sold our interest in our Chinese joint venture, Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), and our interest in our Indian joint venture, Thermax Babcock & Wilcox Energy Solutions Private Limited. In 2016, we sold all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA"). As of December 31, 2018, we do not have any remaining investments in equity method investees. See further discussion of these former operations and the sale transactions in Note 13 to the Consolidated Financial Statements included in Item 8 to this annual report.

Vølund & Other Renewable segment

Our Vølund & Other Renewable segment (formerly the Renewable segment) provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and reduced landfill use, and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

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

Our Vølund & Other Renewable segment also includes Loibl, a global supplier and manufacturer of material solutions, from single belt conveyors to complex bulk material handling systems. Loibl serves a wide range of industrial and utility customers.

On September 17, 2018, we sold all of the issued and outstanding capital stock of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida. See further discussion in Note 5 to the Consolidated Financial Statements included in Item 8 to this annual report.

SPIG segment

At December 31, 2018, our SPIG segment was formerly part of the Industrial segment and is comprised of our SPIG business. We acquired SPIG S.p.A. ("SPIG") on July 1, 2016. SPIG provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades and revamping of existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

We see opportunities for growth in revenues from core products and geographies in the SPIG segment relating to a variety of factors. Our new equipment customers make purchases as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services.

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG, pursuant to a stock purchase agreement executed on June 5, 2018. The MEGTEC and Universal businesses are classified as discontinued operations because the disposal represents a strategic shift that had a major effect on our operations; they were previously included in our Industrial segment, which has been renamed the SPIG segment because SPIG is the remaining business of the former Industrial segment. See further discussion in Note 4 to the Consolidated Financial Statements included in Item 8 to this annual report.

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

Fixed-price contracts are for a fixed selling price to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to us because they require us to predetermine both the quantities of work to be performed and the costs associated with executing the work.

We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such changes, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices. In the event of a contract deferral or cancellation without cause, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial condition, results of operations and cash flows.

From time to time, we partner with other companies to better meet the needs of our customers, which can result in project-related joint venture entities or other contractual arrangements. While we carefully select our partners in these arrangements, they can subject us to risks that we may not be able to fully control and may include joint and several liability. An example of this includes BWL Energy Ltd., which was formed to complete the construction of a waste wood fired boiler contract in the United Kingdom (the fifth European Vølund loss contract described in Note 7 to the Consolidated Financial Statements included in Item 8). This joint venture combined our expertise in the waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer. However, our partner in BWL Energy Ltd filed for administration (similar to bankruptcy in the U.S.) in late February 2018, and we were required to assume our partner's scope of work.

We generally recognize our contract revenues and related costs over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Accordingly, we review contractual sales price and cost estimates regularly as the work progresses and reflect adjustments in profit proportionate to the percentage-of-completion in the period when we revise those estimates. To the extent that these adjustments result in a reduction or an elimination of previously reported profits with respect to a contract, we would recognize a charge against current earnings, which could be material.

See further description of risks related to our contracting in Risks Relating to Our Industry and Our Business of our risk factors in Item 1A to this annual report.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts, which may involve providing cash collateral or other contract security that we may not be able to provide.

Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed. See further discussion in Note 7 to the Consolidated Financial Statements included in Item 8 to this annual report.

Foreign Operations

Our operations in Denmark provide comprehensive services to companies in the waste-to-energy and biomass energy sector of the power generation market, primarily in Europe. Our operations in Italy provide custom-engineered comprehensive wet and dry cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. Our operations in Scotland and China primarily provide boiler cleaning technologies and systems (such as sootblowers), primarily to Europe and China, respectively. Our operations in Germany provide a variety of ash and material handling solutions, from completely dry bottom ash handling to fly ash and petroleum coke processing to customers worldwide. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets. We also own a manufacturing facility in China that produces tube bundles for our cooling solutions.

Historically, our joint ventures in China and India served the power generation needs of their local domestic and other utility markets, and both joint ventures participated as manufacturing partners on certain of our foreign contracts. In 2018, we sold our joint venture interests of BWBC and TWBES, located in China and India, respectively.

The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows.

For additional information on the geographic distribution of our revenues, see Note 6 to our Consolidated Financial Statements included in Item 8 to this annual report.

Customers

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have one customer, Southern Company, which accounted for $138.1 million or 13.0% of our consolidated revenue for the year ended December 31, 2018. We have no customers that individually accounted for more than 10% of our consolidated revenues in the years ended December 31, 2017, or 2016.

Competition

With over 150 years of experience, we have supplied highly engineered energy and environmental equipment in over 90 countries. We have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation, environmental, and cooling systems and services. Each segment's primary competitors are summarized as follows:

Babcock & Wilcox segment	Vølund & Other Renewable segment	SPIG segment
GE	CNIM Group	Hamon
Babcock Power	Hitachi Zosen	Enexio
Clyde Bergemann	Martin	Kelvion
Enerfab	Keppel Seghers	Paharpur
MH Power Systems	Valmet	Evapco
AECom	Andritz	SPX Corporation

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

Employees

At December 31, 2018, we had approximately 4,000 employees worldwide. Of our hourly employees, approximately 600 are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States of America, the United Kingdom, and Canada. Two of our union agreements expire in 2019 and one expires in 2020, and we are actively negotiating one new agreement. We consider our relationships with our employees and unions to be in good standing.

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

Research and Development Activities

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy or obtain waivers of the liquidity and other requirements under the Amended Credit Agreement; our ability to pay all pending amounts under the negotiated settlement of the final two European Vølund loss contracts and obtain a waiver of the termination and rejection clauses contained in these contracts; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address remaining items and any warranty obligations within our accrued estimated costs for our Vølund & Other Renewable segment; our ability to successfully partner with third parties to win and execute contracts within the Vølund & Other Renewable segment; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets as a result of an "ownership change" under Section 382 of the Internal Revenue Code; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual of anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions as well as our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them; and our ability to maintain the listing of our common stock on the NYSE. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in this annual report.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this annual report for any reason, except as required by law.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Board of Directors Conflicts of Interest Policies and Procedures; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, Compensation and Safety & Security Committees of our Board; and Modern Slavery Transparency Statement.

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

Risks Relating to Our Industry and Our Business

We are in immediate need of additional financing to continue as a going concern. Current ongoing discussions with our lenders (including certain of our related parties) to secure additional financing may result in substantial additional indebtedness and significant dilution to our existing shareholders.

We have experienced losses from operations in each of the past three years, have had negative operating cash flows during the years ended December 31, 2018 and 2017 and are dependent on our ability to raise capital in the timeframe required in our Amended Credit Agreement to refinance prior to its maturity and in order to avoid an event of default under the Amended Credit Agreement. Since June 2016 and with increasing frequency since December 2018, we have entered into a number of amendments and waivers to the Amended Credit Agreement, which governs our U.S. Revolving Credit Facility and Last Out

Term Loans, to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through 5:00 p.m., New York City time, on April 5, 2019, as described in Going Concern Considerations in Item 1.

We will require additional amendments to or waivers under the Amended Credit Agreement and additional financing to fund working capital and the settlements of two of our six European Vølund loss contracts prior to April 5, 2019 to continue as a going concern. As described in Going Concern Considerations in Item 1, we are currently in active discussions with the lenders under the Amended Credit Agreement (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the Credit Agreement, a reduction of the minimum liquidity requirements that we must maintain, a reset of future financial covenant ratios and amendments to other covenant requirements in order to allow us to continue to operate as a going concern. Our current discussions have focused around the extension of additional Last Out Term Loans, primarily from related parties, in an amount necessary to fund the settlement of the European Vølund loss contracts and provide liquidity for our operations. In connection with these loans, we have also discussed seeking shareholder approval for a reverse stock split and various other matters that could result in substantial dilution to our shareholders not participating in this financing, such as a rights offering to repay a portion of these additional Last Out Term Loans, the exchange of a portion of our existing Last Out Term Loans for shares of common stock and the issuance of warrants with a de minimis strike price to lenders participating in these additional Last Out Term Loans or other parties. We also discussed whether, as part of any financing transaction, we would provide director nomination rights over some or even a substantial majority of our board of directors to two of the related parties involved in these financing efforts or whether we would add an event of default if we fail to refinance the U.S. Revolving Credit Facility within twelve months following the filing of this annual report. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders. There can be no assurance that our lenders or any other person will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern..

Further, even if we obtain additional financing as a result of these discussions or otherwise, there can be no assurance that our plan to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all or otherwise comply with the covenants contained in the Credit Agreement. As a result, our liquidity and ability to timely pay our obligations when due would be adversely affected. Absent additional waivers from the lenders under our Credit Agreement, our lenders could declare all debt outstanding under the Credit Agreement as immediately due and payable. Furthermore, our creditors may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital with approval from our existing lenders or if we are not able to timely, successfully or efficiently implement the strategies that we are pursuing to improve our operating performance and financial position and comply with the covenants under the Credit Agreement, we may not have sufficient liquidity to sustain operations and to continue as a going concern and we could be required to reorganize our company in its entirety, including through bankruptcy proceedings.

If we obtain financing on the terms currently contemplated above, our shareholders would experience significant dilution as a result of the shares of common stock we would issue in the rights offering, the exchange of Last Out Term Loans for common stock and the exercise of the warrants that will be issued. This dilution, or the perception that it may occur, could materially reduce the market price for our common stock. Further, each contemplated issuance of common stock requires shareholder approval that we may be unable to obtain. If we fail to obtain shareholder approval in a timely manner or at all, we may be subject to increased interest rates or other adverse consequences under the final terms of the additional Last Out Term Loans.

These contemplated issuances of common stock will also likely result in an “ownership change” under Section 382 of the Internal Revenue Code. As a result, our ability to use our net operating losses and certain tax credit to reduce future tax payments will likely be limited, which could materially and adversely impact our future results of operations as discussed in detail below.

In addition, certain of our shareholders could exert significant power and control over us and our subsidiaries as a result of the director nomination rights being contemplated as part of the financing contemplated above, including the power to nominate and elect a substantial majority of our directors, set our management policies and exercise overall control over the

Company and subsidiaries. The interests of such significant shareholders may differ from our interests or those of our other shareholders and the concentration of control in our significant shareholders will limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of our significant shareholders may also delay, defer or even prevent an acquisition by a third party or other change of control of the Company and may make some transactions more difficult or impossible without the support of our significant shareholders, even if such events are perceived by the other shareholders as being in their best interest.

Our Amended Credit Agreement, which governs our U.S. Revolving Credit Facility and out Last Out Term Loans, could restrict our operations or result in an event of default if existing waivers under the U.S. Revolving Credit Facility are not extended.

The terms of our Amended Credit Agreement impose various restrictions and covenants on us that could have adverse consequences, including limiting our:

•	flexibility in planning for, or reacting to, changes in our business or economic, regulatory and industry conditions;

•	ability to invest in joint ventures or acquire other companies;

•	ability to sell assets;

•	ability to pay dividends to our shareholders;

•	ability to repurchase shares of our common stock;

•	ability to borrow additional funds; and

•	ability to issue additional letters of credit.

In addition, our Amended Credit Agreement requires us to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and no assurance can be provided that we will continue to meet the financial ratios. The covenants of our Amended Credit Agreement also limit the amount of additional contract charges that we are able to incur on specific European Vølund contracts and require us to deliver those contracts by specified dates. In the past, we have been forced to request amendments to the covenants of the Amended Credit Agreement and no assurance can be provided that we will be able to perform under these covenants in the future.

Effective October 11, 2018, our U.S. Revolving Credit Facility is limited to $347.0 million of borrowings or letters of credit under that facility, and as of December 31, 2018, we had approximately $25.0 million available. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through 5:00 p.m., New York City time, on April 5, 2019, as described in Going Concern Considerations in Item 1.

Our ability to comply with the covenants and restrictions contained in our Amended Credit Agreement may be affected by events beyond our control, including prevailing macroeconomic, financial and industry conditions. If market or other macroeconomic conditions deteriorate, our ability to comply with these covenants may be impaired. In particular, if the limited waivers expire on April 5, 2019 without an amendment of the Amended Credit Agreement or extension of the limited waivers, we will be in default of our obligations under the Amended Credit Agreement. Even if we are able to obtain additional financing and amendments of the Amended Credit Agreement, we may be unable to comply with the amended covenants in the future. Expiration of the limited waivers or further breach of any of the covenants in the Amended Credit Agreement could result in an event of default under our U.S. Revolving Credit Facility, and we would not be able to access our credit facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loans could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Amended Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our Amended Credit Agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our customers, suppliers, vendors, employees and other third parties with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern.

Our customers, suppliers, vendors, employees and other third parties with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern. The inclusion of a "going concern" explanatory paragraph in the auditor's report covering our audited Consolidated Financial Statements contained in this annual report may only heighten these concerns about our financial viability and may discourage existing or new customers, suppliers, vendors and other third parties from entering into business relationships with us on terms that we find acceptable or at all, including by demanding the posting of additional standby letters of credit or surety bonds before engaging in business with us. We may also have difficulty in retaining and attracting employees as a result of these concerns. As a result, our management team may need to address these concerns with these various constituencies, which may divert their attention from other important business activities. These adverse reactions by each of these groups of constituencies may further impair our financial condition in a re-enforcing cycle. All of these risks could materially and adversely affect our ability to continue operating as a going concern and we could be required to reorganize our company in its entirety, including through bankruptcy proceedings.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds from sources outside of our contractually committed U.S. Revolving Credit Facility will continue to be available to us on reasonable terms, and which may reduce the borrowing capacity under our U.S. Revolving Credit Facility. In addition, the inclusion of a "going concern" explanatory paragraph in the auditor's report covering our audited Consolidated Financial Statements contained in this annual report may prevent us from obtaining bonding and letters of credit from sources outside of our contractually committed Amended Credit Agreement on reasonable terms, or at all. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2018 and December 31, 2017 was $175.9 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of December 31, 2018 was $80.2 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $47.6 million as of December 31, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $202.7 million. The aggregate value of all surety bonds that are partially secured by the U.S. Revolving Credit Facility as of December 31, 2018 was $75.8 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility in support of surety bonds was $22.6 million.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not be successful.

We continue to evaluate strategic alternatives for our business lines and assets to improve the company's capital structure. There can be no assurance that these on-going strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

In addition, while this strategic evaluation continues, we are exposed to risks and uncertainties, including potential difficulties in retaining and attracting key employees, distraction of our management from other important business activities, and potential difficulties in establishing and maintaining relationships with customers, suppliers, lenders, sureties and other third parties, all of which could harm our business.

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

We have recently experienced these risks with several large loss contracts in the Vølund & Other Renewable segment and the SPIG segment. We have also been previously awarded a bid for a project of similar scope to these other large loss contracts in the Vølund & Other Renewable segment, where the customer has experienced challenges in obtaining governmental approvals, and where our civil construction partner for this project entered into administration earlier this year (similar to filing for bankruptcy in the U.S.). We have not been provided a notice to proceed on this proposed project, and accordingly, it is not included in our backlog; therefore, we do not currently have any performance obligations related thereto, and any such obligations may never arise. As of April 2, 2019, we had negotiated to withdraw from this previously awarded bid of a renewable energy plant project in the United Kingdom, subject to certain pending terms; our inability to satisfy the terms of the withdrawal could have a material adverse effect on our results of operations if we were required to proceed with the contract and were unable to perform within the price bid.

Our contractual performance may be affected by third parties' and subcontractors' failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, technical difficulty or in extreme cases, our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen, and we may become subject to the risk of others’ performance that may or may not be within our control or influence.

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

For example, we have had contracts to construct several renewable energy plants in the United Kingdom. These contracts have suffered delays, additional costs and contractual penalties. The complexity of these contracts required us to subcontract matters, such as structural engineering, to other companies that have the appropriate technical expertise. In September 2017, a structural steel issue was discovered at one of these plants, which management believes is the result of an engineering error by a subcontractor. The failure resulted in work being stopped at the plant with the failure and at two other plants under construction where failure had not occurred, but had used a similar design by the same subcontractor. In each case, additional engineering analysis and remediation was required, resulting in additional costs, schedule delays and contractual penalties, all of which were significantly greater at the plant where failure occurred. Through December 31, 2018, $37 million of additional costs had been recorded related to the effects of this engineering error across the three plants. In each case, the engineering assessment, remediation and safety plans required approval of the subcontractor, customer, our contract partner and the respective analysis of independent technical experts from each. Any insurance coverage may be insufficient, or the timing of any insurance proceeds may not meet our liquidity requirements. In the case of the fifth European Vølund loss contract, where structural failure occurred, the process to agree on the appropriate structural remediation and plan to implement the remediation was lengthy and resulted in a more significant delay.

If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation, reduced profit, or liquidity challenges.

We often perform contracts jointly with third parties. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large contracts. Success on these joint contracts depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any performance issues when and if required, customers may exercise their rights to terminate a joint contract, exposing us to legal liability, damage to our reputation, reduced profit or liquidity challenges. For example, our joint venture partner for a renewable energy plant in the United Kingdom entered into administration (similar to filing for bankruptcy in the U.S.) in late February 2018. Accordingly, we were required to take over the civil scope of the renewable energy plant project, which resulted in significant delays and materially increased our costs on the project. The same joint venture partner is party to another previously awarded bid, but where notice to proceed has not been provided. As of April 2, 2019, we had negotiated to withdraw from this previously awarded bid of a renewable energy plant project in the United Kingdom, subject to certain pending terms; our inability to satisfy the terms of the withdrawal could have a material adverse effect on our results of operations if we were required to proceed with the contract and were unable to perform within the price bid.

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

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects, such as the renewable energy plants in the United Kingdom, and we may be subject to additional losses if our partners are unable to meet their contractual obligations. For example, in the case of the fifth European Vølund loss contract, our civil construction partner for this project entered into administration earlier this year (similar to filing for bankruptcy in the U.S.), and we were required to assume their scope of work.

In addition, the deterioration of macroeconomic conditions or negative trends in the global credit markets could have a negative impact on relationships with customers and our ability to collect on trade receivables, with possible adverse effects on our business, financial condition, results of operations and cash flows.

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

We estimate that 48%, 43% and 52% of our consolidated revenues in 2018, 2017 and 2016, respectively, was related to coal-fired power plants. A material decline in spending by electric power generating companies and other steam-using industries over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, as well as upgrades to existing power plants.

Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including macroeconomic and industry conditions. These factors include, but are not limited to: the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.

Unfavorable macroeconomic conditions may lead customers to delay, curtail or cancel proposed or existing contracts, which may decrease the overall demand for our products and services and adversely affect our results of operations.

In addition, our customers may find it more difficult to raise capital in the future due to limitations on the availability of credit, increases in interest rates and other factors affecting the federal, municipal and corporate credit markets. Also, our customers may demand more favorable pricing terms and find it increasingly difficult to timely pay invoices for our products and services, which would impact our future cash flows and liquidity. Inflation or significant changes in interest rates could reduce the demand for our products and services. Any inability to timely collect our invoices may lead to an increase in our borrowing requirements, our accounts receivable and potentially to increased write-offs of uncollectible invoices. If the economy weakens, or customer spending declines, then our backlog, revenues, net income and overall financial condition could deteriorate.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, which could result in volatility in our results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation or changes by the FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

Any difficulties in adopting or implementing any new accounting standard could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, our operating results could be significantly affected.

We could be subject to changes in tax rates or tax law, adoption of new regulations, changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts that could adversely affect our financial position.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Tax reform legislation enacted in December of 2017 has made substantial changes to United States tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Our ability to use net operating losses and certain tax credits to reduce future tax payments could be limited if we experience an "ownership change".

As of December 31, 2018, the Company and its subsidiaries had U.S. federal net operating losses ("NOLs") of approximately $97.6 million. Some or all of the Company's deferred tax assets, consisting primarily of NOLs that are not currently deductible for tax purposes, could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them, which includes transactions that result in an "ownership change" under Section 382 of the Internal Revenue Code ("IRC").

As a result of accumulations of the Company's common stock among several large shareholders and the impact of the rights offering as described in Note 22 to the Consolidated Financial Statements included in Item 8 that was completed on April 30, 2018 (the "2018 Rights Offering"), we continue to monitor for the possibility of an ownership change as defined under IRC Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. In general, if an ownership change occurs, our ability to use net operating loss carryforwards and certain credits to reduce tax payments is generally limited to an annual amount based on (i) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. The determination of whether an ownership change has occurred for purposes of IRC Section 382 is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of IRC Section may differ from the number of shares that we report as outstanding in our filings with the SEC. Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. However, if we obtain additional financing on the terms currently being discussed as described in Going Concern Considerations in Item 1, it is likely that an "ownership change" will result in 2019. Further, even if an "ownership change" does not result from any additional financing we obtain, we cannot provide any assurance that we will not undergo an "ownership change" in the future. Small changes in ownership by shareholders owning at least 5% of the Company could result in an ownership change. By way of example, if we had experienced an ownership change as of December 31, 2018, the future utilization of our then federal net operating loss carryforwards would have been limited to approximately $1.7 million, based upon the approximate value of the Company multiplied by the long-term tax-exempt rate at the time of the ownership change.

Although the treatment of net operating loss carryforwards arising in tax years beginning on or before December 31, 2017 has generally not changed under the tax reform legislation enacted in 2017, net operating loss carryforwards arising in tax years beginning after December 31, 2017 may be used to offset only 80% of taxable income. In addition, net operating losses arising in tax years ending after December 31, 2017 may be carried forward indefinitely, as opposed to the 20-year carryforward under prior law.

The IRS could challenge the amount, timing and/or use of our NOL carry forwards.

The amount of our NOL carry forwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change occurred, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carry forwards. In light of the inherent uncertainty involved in calculating whether an ownership change has occurred (both because of the complexity of applying IRC Section 382 and because of limitations on a publicly-traded company's knowledge as to the ownership of, and transactions in, its securities), the calculation of the amount of our utilizable NOL carry forwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

A disruption in, or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic sensitive and confidential information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. While we maintain some of our critical information technology systems, we are also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions.

We face various threats to our information technology networks and systems, including cyber threats, threats to the physical security of our facilities and infrastructure from natural or man-made incidents or disasters, and threats from terrorist acts, as well as the potential for business disruptions associated with these threats. We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems and the software we sell. A cyber-based attack could include attempts to gain unauthorized access to our proprietary information and attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, phishing scams or other forms of deception. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent current and future threats to our information technology networks and systems from materializing. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats.

If these systems are damaged, intruded upon, attacked, shutdown or cease to function properly, whether by planned upgrades, force majeure, telecommunication failures, hardware or software beak-ins or viruses, or other cybersecurity incidents and our business continuity plans do not resolve the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, our ability to comply with regulations related to information contained on our information technology networks and systems, our financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation with third parties, reputational damage from leakage of confidential information or the software we sell being compromised, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

To address risks to our information technology systems, we continue to invest in our systems and training of company personnel. As required, we replace and/or upgrade financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition, results of operations and stock price.

Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, financial condition and results of operations or materially harm our reputation.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. The California Consumer

Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data.

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

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or our inability to obtain insurance coverage, which could adversely affect our profitability and overall financial condition.

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

Any accident or failure at a site where we have provided products or services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. We have been, and in the future, we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as those listed above.

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from cybersecurity threats, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:

•	constructing and manufacturing power generation products;

•	currency conversions and repatriation;

•	clean air and other environmental protection legislation;

•	taxation of foreign earnings;

•	tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;

•	changes in applicable laws or policies;

•	transactions in or with foreign countries or officials; and

•	use of local employees and suppliers.

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

We depend on our ability to outsource various elements of work to third parties, which may expose us to the business risks of our suppliers and subcontractors, which could have a material adverse impact on its business and results of operations.

We depend on third-party suppliers and subcontractors for products, materials, and services. This dependence subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. In addition, business difficulties experienced by a third-party supplier or subcontractor could lead to the interruption of our ability to source products, materials, or services and ultimately our inability to supply products, materials, or services to these customers. Third-party supplier and subcontractor business interruptions could include, but are not limited to, work stoppages, union negotiations, other labor disputes and payment disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products, materials, or services in a timely manner, or at all. These factors may affect the timing and cost of completion of such projects and could adversely affect our business and results of operations.

We conduct a portion of our operations through joint venture entities, over which we may have limited ability to influence.

From time to time, we execute contracts with partners through joint ventures or other contractual arrangements. We may not be able to control the actions of our partners in these arrangements, and influence over the actions of our partners and the contractual outcomes may be limited. Even in those circumstances where we may exercise significant influence, we are often required to consider the interests of our partners in connection with major decisions concerning the operations under these arrangements. In any case, differences in views among the partners may result in delayed decisions or disputes. In these arrangements, we sometimes have joint and several liabilities with our partners, and we cannot be certain that our partners will be able to satisfy any potential liability that could arise. These factors could potentially harm the business and operations of a joint venture and, in turn, our business and operations.

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

The loss of the services of one or more of our key personnel, or our failure to attract, recruit, motivate, and retain qualified personnel in the future, could disrupt our business and harm our results of operations.

We depend on the skills, working relationships, and continued services of key personnel, including our management team and others throughout our organization. We are also dependent on our ability to attract and retain qualified personnel, for whom we compete with other companies both inside and outside our industry. Our business, financial condition or results of operations may be adversely impacted by the unexpected loss of any of our management team or other key personnel, or more generally if we fail to attract, recruit, motivate and retain qualified personnel.

Negotiations with labor unions and possible work stoppages and other labor problems could divert management's attention and disrupt operations. In addition, new collective bargaining agreements or amendments to existing agreements could increase our labor costs and operating expenses.

A significant number of our employees are members of labor unions. If we are unable to negotiate acceptable new contracts with our unions from time to time, we could experience strikes or other work stoppages by the affected employees. If any such strikes, protests or other work stoppages were to occur, we could experience a significant disruption of operations. In addition, negotiations with unions could divert management's attention. New union contracts could result in increased operating costs, as a result of higher wages or benefit expenses, for both union and nonunion employees. If nonunion employees were to unionize, we could experience higher ongoing labor costs.

Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations.

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. As of December 31, 2018, our defined benefit pension and postretirement benefit plans were underfunded by approximately $282.2 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 18 to the Consolidated Financial Statements included in Item 8 in this annual report for additional information regarding our pension and postretirement benefit plan obligations.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues and equity in income of investees from international operations, and we intend to continue to expand our international operations and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 39%, 54% and 46% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include:

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

We have international operations primarily in Europe and Canada. For the year ended December 31, 2018, international operations accounted for approximately 39% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks could adversely affect our business.

Matters outside of our control could adversely affect demand for or supply of our products or disrupt our facilities, systems or projects, which could interrupt operational processes and performance on our contracts and adversely impact our ability to manufacture our products and provide services and support to our customers. Insurance for such matters may be unavailable or insufficient. Such matters could include natural disasters, such as earthquakes, tsunamis, hurricanes, floods, tornadoes, war, armed conflicts, or terrorist attacks, among others. We operate facilities in areas of the world that are exposed to such risks, which could be general in nature or targeted at us or our markets.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers or competitors;

•	the depth and liquidity of the market for our common stock;

•	changes in laws or regulations that adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of our common stock by our shareholders;

•	the concentration of ownership of our common stock;

•	future issuances of our common stock by us;

•	our ability to pay dividends in the future; and

•	the other factors described in these "Risk Factors" and other parts of this annual report.

We are currently out of compliance with the New York Stock Exchange's minimum share price requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We informed the NYSE that we intend to seek to cure the price condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we are also prepared to consider a reverse stock split to cure the deficiency, should such action be necessary, subject to approval of our shareholders, at our next annual meeting. Our common stock could also be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.

Substantial sales of our common stock could cause our stock price to decline and issuances by us may dilute our common shareholders' ownership in the Company.

As of December 31, 2018, we have an aggregate of approximately 168,790,778 shares of common stock outstanding. Any sales of substantial amounts of our common stock could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Further, if we were to issue additional equity securities (or securities convertible into or exchangeable or exercisable for equity securities) to raise additional capital in connection with the financing contemplated in Going Concern Considerations in Item 1 to this annual report or otherwise, our shareholders' ownership interests in the Company will be diluted and the value of our common stock may be reduced.

We do not currently pay regular dividends on our common stock, so holders of our common stock may not receive funds without selling their shares of our common stock.

We have no current intent to pay a regular dividend, and dividend payments are restricted by our lending agreements. Our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of applicable law, contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Accordingly, our shareholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change may be considered beneficial by some shareholders.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of the Company that a shareholder may consider favorable.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal, and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of the Company and our shareholders.

We may issue preferred stock that could dilute the voting power or reduce the value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Risks Relating to our 2015 Spin-Off from our Former Parent

We are subject to continuing contingent liabilities of BWXT following the spin-off.

We completed a spin-off from our former parent, now known as BWX Technologies, Inc. ("BWXT"), on June 30, 2015 to become a separate publicly traded company, and BWXT did not retain any ownership interest in the Company. As a result of the spin-off, there are several significant areas where the liabilities of BWXT may become our obligations. For example, under the Internal Revenue Code of 1986, as amended (the "Code") and the related rules and regulations, each corporation that was a member of BWXT consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We entered into a tax sharing agreement with BWXT in connection with the spin-off that allocates the responsibility for prior period taxes of BWXT consolidated tax reporting group between us and BWXT and its subsidiaries. However, if BWXT were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. The other contingent liabilities include personal injury claims or environmental liabilities related to BWXT's historical nuclear operations. For example, BWXT has agreed to indemnify us for personal injury claims and environmental liabilities associated with radioactive materials related to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania. To the extent insurance providers and third-party indemnitors do not cover those liabilities, and BWXT was unable to pay, we could be required to pay for them.

The spin-off could result in substantial tax liability.

The spin-off was conditioned on BWXT's receipt of an opinion of counsel, in form and substance satisfactory to BWXT, substantially to the effect that, for United States federal income tax purposes, the spin-off qualifies under Section 355 of the

Code, and certain transactions related to the spin-off qualify under Sections 355 and/or 368 of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by BWXT and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the U.S. Internal Revenue Service ("IRS") or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion to be inaccurate or incomplete in any material respect. If, notwithstanding receipt of the opinion, the spin-off was determined not to qualify under Section 355 of the Code, each United States holder of BWXT common stock who received shares of our common stock in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of our common stock received. In addition, if certain related preparatory transactions were to fail to qualify for tax-free treatment, they would be treated as taxable asset sales and/or distributions.

Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we and BWXT generally share responsibility for any taxes imposed on us or BWXT and its subsidiaries in the event that the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or BWXT, we or BWXT, respectively, would be responsible for all such taxes. If we are liable for taxes under the tax sharing agreement, that liability could have a material adverse effect on us.

Potential liabilities associated with obligations under the tax sharing agreement cannot be precisely quantified at this time.

Under the terms of the tax sharing agreement we entered into in connection with the spin-off, we are generally responsible for all taxes attributable to us or any of our subsidiaries, whether accruing before, on or after the date of the spin-off. We and BWXT generally share responsibility for all taxes imposed on us or BWXT and its subsidiaries in the event the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment. However, if the spin-off and/or certain related preparatory transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or BWXT, we or BWXT, respectively would be responsible for all such taxes. Our liabilities under the tax sharing agreement could have a material adverse effect on us. At this time, we cannot precisely quantify the amount of liabilities we may have under the tax sharing agreement and there can be no assurances as to their final amounts.

Under some circumstances, we could be liable for any resulting adverse tax consequences from engaging in certain significant strategic or capital raising transactions.

Even if the spin-off otherwise qualifies as a tax-free distribution under Section 355 of the Code, the spin-off and certain related transactions may result in significant United States federal income tax liabilities to us under Section 355(e) and other applicable provisions of the Code if 50% or more of BWXT's stock or our stock (in each case, by vote or value) is treated as having been acquired, directly or indirectly, by one or more persons as part of a plan (or series of related transactions) that includes the spin-off. The process for determining whether an acquisition triggering those provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case.

Under the terms of the tax sharing agreement we entered into in connection with the spin-off, BWXT generally is liable for any such tax liabilities. However, we are required to indemnify BWXT against any such tax liabilities that result from actions taken or failures to act by us. As a result of these rules and contractual provisions, we may be unable to engage in certain strategic or capital raising transactions that our shareholders might consider favorable, or to structure potential transactions in the manner most favorable to us, without certain adverse tax consequences.

Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect the Company.

The master separation agreement with BWXT provides for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between us and BWXT with respect to and resulting from the spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as those obligations of BWXT assumed by us pursuant to the master separation agreement. If we are required to indemnify BWXT under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities.

In connection with our separation from BWXT, BWXT has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWXT's ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the master separation agreement, BWXT has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that BWXT agreed to retain, and there can be no assurance that the indemnity from BWXT will be sufficient to protect us against the full amount of such liabilities, or that BWXT will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from BWXT any amounts for which we are held liable, we may be temporarily required to bear these losses.

Several members of our board and management may have conflicts of interest because of their ownership of shares of common stock of BWXT.

Several members of our board and management own shares of common stock of BWXT and/or options to purchase common stock of BWXT because of their current or prior relationships with BWXT. In addition, two of the current members of our board of directors were members of the BWXT board of directors. This share ownership by these two directors could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for us and BWXT.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the segment, location and general use of each of our principal properties that we own or lease at December 31, 2018.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Babcock & Wilcox segment and Corporate
Barberton, Ohio	Administrative office / research and development	Owned(1)
Charlotte, North Carolina	Administrative office	Leased (2019)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2019)
Jingshan, Hubei, China	Manufacturing facility	Owned
Vølund & Other Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2021)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Straubing, Germany	Manufacturing facility	Leased (2021)
SPIG segment
Paruzzaro Italy	Administrative offices	Leased (2024)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2020)
(1) These properties are encumbered by liens under existing credit facilities.
In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in approximately the third quarter of 2019 for our Corporate and Babcock & Wilcox segment functions. The new location in Akron is expected to reduce operating costs, inclusive of rent, and to provide a space that better meets our needs. In connection with our new lease agreement, we have agreed to sell our Barberton facility following the move to the facility in Akron, Ohio. We believe that our other major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 23 to the Consolidated Financial Statements included in Item 8 of this annual report, which we incorporate by reference into this Item.

Additionally, the Company has received subpoenas from the staff of the SEC in connection with an investigation into the accounting charges and related matters involving its Vølund & Other Renewable segment in 2016, 2017 and 2018. We are cooperating with the staff of the SEC related to the subpoenas and investigation. We cannot predict the length, scope or results of the investigation, or the impact, if any, of the investigation on our results of operations.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW.

As of January 31, 2019, there were approximately 1,700 record holders of our common stock.

In August 2015, we announced that our Board of Directors authorized a share repurchase program. The following table provides information on our purchases of equity securities during the quarter ended December 31, 2018. Any shares purchased that were not part of a publicly announced plan or program are related to repurchases of common stock pursuant to the provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2018 - October 31, 2018	20,581	$—	—	$—
November 1, 2018 - November 30, 2018	12,175	$—	—	$—
December 1, 2018 - December 31, 2018	14,362	$—	—	$—
Total	47,118		—

(1)
Includes 20,581, 12,175 and 14,362 shares repurchased in October, November and December, respectively, pursuant to the provisions of employee benefit plans that require us to repurchase shares to satisfy employee statutory income tax withholding obligations.

The following graph provides a comparison of our cumulative total shareholder return through December 31, 2018 to the return of the S&P 500, the Russell 2000 and our custom peer group.

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

Stockholder Matters

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We informed the NYSE that we intend to seek to cure the price condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we are also prepared to consider a reverse stock split to cure the deficiency, should such action be necessary, subject to approval of our shareholders, at our next annual meeting. Our common stock could also be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except for per share amounts)	2018	2017	2016	2015	2014
Revenues(1)	$1,062,388	$1,341,429	$1,420,941	$1,573,600	$1,380,611
Income (loss) from continuing operations	(658,460)	(382,068)	(122,900)	5,820	(14,951)
Income (loss) from discontinued operations, net of tax	(66,832)	2,244	7,251	13,321	(11,577)
Net income (loss) attributable to Babcock & Wilcox Enterprises, Inc.	(725,292)	(379,824)	(115,649)	19,141	(26,528)

Basic and diluted earnings (loss) per share - continuing operations	(5.18)	(8.14)	(2.45)	0.11	(0.28)
Basic and diluted earnings (loss) per share - discontinued operations	(0.52)	0.05	0.14	0.25	(0.21)
Basic and diluted earnings (loss) per share	(5.70)	(8.09)	(2.31)	0.36	(0.49)

Total assets (as of year-end)	$745,497	$1,322,229	$1,529,143	$1,663,045	$1,516,554
(1) On January 1, 2018, we adopted ASC Topic 606 "Revenue from Contracts with Customers" using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The most significant driver of our losses in 2018, 2017 and 2016 was the charges for the six European Vølund loss contracts. In 2018, 2017 and 2016, we recorded $233.0 million, $158.5 million and $141.1 million in net losses, respectively, inclusive of warranty expense, from changes in the estimated revenues and costs to complete the six European Vølund loss contracts.

Restructuring and spin costs were $16.8 million, $15.0 million, $38.8 million, $15.0 million and $20.2 million in 2018, 2017, 2016, 2015, and 2014 respectively.

Financial advisory service costs were $18.6 million and $2.7 million in 2018 and 2017, respectively, as were required under our U.S. Revolving Credit Facility

Goodwill and other intangible asset impairments were $40.0 million and $86.9 million in 2018 and 2017, respectively.

Other-than-temporary impairments of equity method investments were $18.4 and $18.2 million in 2018 and 2017, respectively.

We recognize actuarial gains (losses) related to our pension and postretirement benefit plans in earnings as a component of net periodic benefit cost. The effect of these adjustments for 2018, 2017, 2016, 2015 and 2014 and on pre-tax income was a gain (loss) of $(67.5) million, $8.7 million, $(24.2) million, $(40.1) million and $(101.3) million, respectively.

In 2018, we recorded $99.6 million of non-cash income tax charges to increase the valuation allowance against our remaining net deferred tax assets. In 2017, we recorded $62.4 million of income tax expense from the revaluation of our deferred taxes as a result of the December 2017 United States tax reform.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF RESULTS

In this report, unless the context otherwise indicates, "BW," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. The presentation of the components of our revenues, gross profit and earnings before interest, taxes, depreciation and amortization ("EBITDA"), as reconciled in the table on the following pages of this Management's Discussion and Analysis of Financial Condition and Results of Operations is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business.

We recorded operating losses of $426.6 million, $316.4 million and $110.0 million in 2018, 2017 and 2016, respectively. The most significant driver of our operating losses was the charges for the six European Vølund loss contracts. In 2018, 2017 and 2016, we recorded $233.0 million, $158.5 million and $141.1 million in net losses, respectively, inclusive of warranty expense, from changes in the estimated revenues and costs to complete the six European Vølund loss contracts. These contracts and their status are described further in Note 7 to the Consolidated Financial Statements included in Item 8.

As of March 2019, four of the six Vølund loss contracts had been turned over to the customer, with only punch list or agreed remediation items remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. This applies to the first, third, fourth and sixth loss contracts. The customers for the second and fifth loss contracts are related parties, and a settlement agreement was reached on March 29, 2019 to limit our remaining risk related to these contracts. Under that settlement agreement, we agreed to pay a combined £70 million ($88.9 million) by April 5, 2019 in exchange for limiting and further defining our obligations under these second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by a specified date, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminates all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limits the remaining performance obligations and settled historic claims for nonconformance and delays, and we expect to turn over the plant in May 2019 and then begin the operations and maintenance contract that follows turnover of this plant. Additional engineering or core scope services, may be provided by us on the fifth loss contract on commercially acceptable terms. We will provide operations and maintenance services under an existing contract for the fifth loss project if properly notified and the plant is used as a biomass plant as designed. See further discussion of the loss projects in Note 7 to the Consolidated Financial Statements included in Item 8.

Aside from these loss projects, we have one remaining extended scope contract in our Vølund business, for which we continue to expect a small profit; this contract is expected to be turned over to our customer in the third quarter of 2019. In 2017, we redefined our approach to bidding on and executing renewable energy contracts. Under our new model, we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling, and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We do not expect to have further contracts in this business that extend beyond our core technologies.

The SPIG segment contributed to our operating losses with adjusted EBITDA losses of $53.4 million, $29.8 million and EBITDA income of $1.9 million in 2018, 2017 and 2016, respectively, which were primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's 2018 results also include bad debt expense of $9.3 million and legal expenses related to legacy litigation. In 2017, we changed our strategy in the SPIG segment to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's new build cooling systems contracts that were sold under the previous strategy are mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S. SPIG was previously included in our former Industrial segment with our former MEGTEC and Universal businesses that were sold on October 5, 2018. Beginning with the second quarter of 2018, the MEGTEC and Universal businesses were presented as discontinued operations because the disposal represents a strategic shift that had a major effect on our operations. The sale is described further in Note 4 to the Consolidated Financial Statements included in Item 8.

Our Babcock & Wilcox segment has generated adjusted EBITDA $83.6 million, $103.3 million and $130.7 million in 2018, 2017 and 2016, respectively. We anticipated the decline in the global new build market for coal-fired power generation and from lower demand for retrofit projects resulting from previously enacted Coal Combustion Residue regulations in the U.S. and took proactive restructuring actions in the segment largely to maintain the gross profit percentage and continue to generate strong EBITDA and cash flow from the segment.

Through our restructuring efforts, we made significant strides to make our cost structure more variable and to reduce costs. We have identified additional initiatives that are underway as of the date of this filing that are expected to further reduce costs, and we expect to continue to explore other cost saving initiatives to improve cash generation and to evaluate additional non-core asset sales to reduce our debt.

Year-over-year comparisons of our results from continuing operations were also affected by:

•
$39.8 million pre-tax gain in 2018 for the sale of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida. Prior to the divestiture, PBRRC generated annual revenues of approximately $60 million in the Vølund & Other Renewable segment. We received cash proceeds of $38.9 million, net of certain working capital adjustments and $4.9 million deposited in escrow. See further discussion of the sale in Note 5 to the Consolidated Financial Statements included in Item 8.

•
$49.2 million debt extinguishment loss from early repayment of the Second Lien Term Loan Facility on May 4, 2018 with $214.9 million of the proceeds from the 2018 Rights Offering that was completed on April 30, 2018. Through the 2018 Rights Offering, we raised $248.4 million of gross proceeds and issued 124.3 million shares of common stock. The extinguishment loss and the 2018 Rights Offering are more fully described in Note 21 and Note 22 to the Consolidated Financial Statements included in Item 8.

•
$99.6 million of non-cash income tax charges in 2018 to increase the valuation allowance against our remaining net deferred tax assets as described in Note 10 to the Consolidated Financial Statements included in Item 8. In 2017, $62.4 million of deferred tax expense was recorded primarily from the revaluation of our deferred tax balances.

•
$(67.5) million, $8.7 million and $(24.2) million of actuarially determined mark to market ("MTM") (losses) gains on our pension and other postretirement benefits in 2018, 2017 and 2016, respectively. MTM gains and losses are further described in Note 18 to the Consolidated Financial Statements included in Item 8.

•
$40.0 million and $86.9 million of goodwill and other intangible impairments in 2018 and 2017, respectively. The 2018 impairment charges were to fully impair goodwill related to our SPIG reporting unit and to impair other intangibles related to SPIG geographies that will be exited. The 2017 impairment charges fully impaired the goodwill of the Vølund & Other Renewable reporting unit and $36.9 million related to the SPIG reporting unit. See further discussion in Note 14 to the Consolidated Financial Statements included in Item 8.

•
$18.6 million and $2.7 million of financial advisory services are included in SG&A in 2018 and 2017, respectively, which are required under our U.S. Revolving Credit Facility, as described more fully in Note 19 to the Consolidated Financial Statements included in Item 8.

•
$16.8 million, $15.0 million and $38.8 million of restructuring and spin-off costs were recognized in 2018, 2017, and 2016, respectively, and are more fully described below and in Note 8 to the Consolidated Financial Statements included in Item 8.

•
$6.5 million of gain on the sale of our interest in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), an equity method investment in China, was recognized in the first quarter of 2018 and is included in Equity in income and impairment of investees. The sale was completed in early 2018 with proceeds, net of withholding tax, of $19.8 million.

•
$18.4 million and $18.2 million of other-than-temporary impairment of our interest in TBWES, an equity method investment in India, in the first quarter of 2018 and the second quarter of 2017, respectively, based on an agreement to sell, preceded by a change in strategy. We completed the sale in July 2018, which generated $15.0 million for the sale and settlement of contractual claims. The impairments are included in Equity in income and impairment of investees. See further discussion in Note 13 to the Consolidated Financial Statements included in Item 8.

•
$2.9 million of accelerated depreciation expense in the second half of 2018 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in mid-2019. We expect a total of $7.0 million of accelerated depreciation to be recognized from the third quarter of 2018 through mid-2019.

•	$1.5 million to dispose and write off unused IT equipment and cancel in-process IT projects in the second quarter of 2018.

•	$1.5 million of acquisition and integration costs in 2017 related to the acquisition of SPIG.

•
$77.8 million of impairment and loss on sale of the MEGTEC and Universal businesses in October 2018, which remains subject to adjustment. The loss is included in Loss from discontinued operations, net of tax and is described further in Note 4 to the Consolidated Financial Statements included in Item 8.

We face liquidity challenges from losses recognized on our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt at each of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 19 and Note 20 to the Consolidated Financial Statements included in Item 8. We obtained waivers to the Amended Credit Agreement that temporarily waived, prevented or resolved these defaults as described in Note 19 and Note 31 to the Consolidated Financial Statements included in Item 8. The most recent waiver extends through April 5, 2019.

To address our liquidity needs and the going concern uncertainty, we:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 22 to the Consolidated Financial Statements included in Item 8 (the "2018 Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 21 to the Consolidated Financial Statements included in Item 8that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million subject to adjustment, resulting in receipt of $38.9 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions since the second quarter of 2018 that are designed to save approximately $84 million annually;

•
received $30 million in net proceeds from Tranche A-1 of Last Out Term Loans, described in Note 20 to the Consolidated Financial Statements included in Item 8, from B. Riley FBR, Inc., a related party, in September and October 2018 (Tranche A-1 was assigned to Vintage Capital Management LLC, another related party, on November 19, 2018);

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 31 to the Consolidated Financial Statements included in Item 8, from B. Riley Financial, Inc., a related party on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund loss contracts to the customers and negotiating settlement of the remaining two loss contracts in the first quarter of 2019 as described in Note 7 to the Consolidated Financial Statements included in Item 8; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 31 to the Consolidated Financial Statements included in Item 8, the most recent of which extends through April 5, 2019, unless earlier terminated, and waives our compliance with a number of covenants and events of default under, the Amended Credit Agreement.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. We are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement, and since March 20, 2019, we have also been nearly fully drawn on the U.S. Revolving Credit Facility, such that only minimal additional amounts were available for borrowings or letters of credit.

Based on our forecasts, we will require additional amendments to or waivers under the Amended Credit Agreement and additional financing to fund working capital and the settlements of two of our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8 prior to April 5, 2019 to continue as a going concern. We are currently in active discussions with the lenders under the Amended Credit Agreement (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the Amended Credit Agreement, a reduction of the minimum liquidity requirements that we must maintain, a reset of future financial covenant ratios and amendments to other covenant requirements in order to allow us to continue to operate as a going concern. Our current discussions have focused around the extension of additional Last Out Term Loans, primarily from related parties, in an amount necessary to fund the settlement of the European Vølund loss contracts and provide liquidity for our operations. In connection with these loans, we have also discussed seeking shareholder approval for a reverse stock split and various other matters that could result in substantial dilution to our shareholders not participating in this financing, such as a rights offering to repay a portion of these additional Last Out Term Loans, the exchange of a portion of our existing Last Out Term Loans for shares of common stock and the issuance of warrants with a de minimis strike price to lenders participating in these additional Last Out Term Loans or other parties. We also discussed whether, as part of any financing transaction, we would provide director nomination rights over some or even a substantial majority of our board of directors to two of the related parties involved in these financing efforts or whether we would add an event of default if we fail to refinance the U.S. Revolving Credit Facility within twelve months following the filing of this annual report. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders. There can be no assurance that our lenders or any other person will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

RESULTS OF OPERATIONS – YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

Consolidated results of operations

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

	Year Ended December 31,
(In thousands)	2018	2017	2016
Revenues:
Babcock & Wilcox segment	$754,576	$821,062	$981,978
Vølund & Other Renewable segment	181,182	347,198	349,172
SPIG segment	153,625	181,485	96,291
Eliminations	(26,995)	(8,316)	(6,500)
	1,062,388	1,341,429	1,420,941
Gross profit (loss)(1):
Babcock & Wilcox segment	141,054	171,008	213,541
Vølund & Other Renewable segment	(238,125)	(128,205)	(68,109)
SPIG segment	(25,113)	(7,967)	8,026
Intangible amortization expense included in cost of operations	(6,055)	(10,618)	(15,192)
Inventory reserve for strategic change in China	(1,405)	—	—
	(129,644)	24,218	138,266
Selling, general and administrative ("SG&A") expenses	(198,200)	(218,060)	(216,486)
Financial advisory services included in SG&A	(18,625)	(2,659)	—
Trade receivable reserve in SG&A for Chinese operations	(5,845)	—	—
Intangible amortization expense included in SG&A	(661)	(426)	(598)
Goodwill and other intangible asset impairment	(40,046)	(86,903)	—
Restructuring activities and spin-off transaction costs	(16,758)	(15,039)	(38,813)
Research and development costs	(3,780)	(7,614)	(8,849)
(Loss) gain on asset disposals, net	(1,438)	(13)	25
Equity in income and impairment of investees	(11,603)	(9,867)	16,440
Operating loss	$(426,600)	$(316,363)	$(110,015)
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Adjusted EBITDA
Babcock & Wilcox segment(1)	$83,640	$103,294	$130,735
Vølund & Other Renewable segment	(276,266)	(170,344)	(105,102)
SPIG segment	(53,406)	(29,792)	1,862
Corporate(2)	(26,876)	(36,147)	(35,343)
Research and development costs	(3,780)	(7,614)	(8,849)
Foreign exchange	(28,542)	(4,751)	(1,944)
Other – net	259	(698)	(616)

Depreciation & amortization	(28,521)	(30,449)	(34,523)
Interest expense, net	(49,364)	(25,426)	(2,900)
Loss on debt extinguishment	(49,241)	—	—
Restructuring activities and spin-off transaction costs	(16,758)	(15,039)	(38,813)
Financial advisory services included in SG&A	(18,625)	(2,659)	—
Acquisition and integration costs included in SG&A	—	(1,522)	—
Reserves for strategic change in China	(7,250)	—	—
MTM gain (loss) from benefit plans	(67,474)	8,706	(24,159)
Goodwill and other intangible asset impairment	(40,046)	(86,903)	—
Impairment of equity method investment in TBWES	(18,362)	(18,193)	—
Gain on sale of equity method investment in BWBC	6,509	—	—
Gain on sale of business	39,815	—	—
(Loss) gain on asset disposal	(1,513)	(13)	25
Loss before income tax expense	(555,801)	(317,550)	(119,627)
Income tax expense (benefit)	102,224	63,709	2,706
Loss from continuing operations	(658,025)	(381,259)	(122,333)
Income (loss) from discontinued operations, net of tax	(66,832)	2,244	7,251
Net loss	(724,857)	(379,015)	(115,082)
Net income attributable to noncontrolling interest	(435)	(809)	(567)
Net loss attributable to stockholders	$(725,292)	$(379,824)	$(115,649)
(1) Babcock & Wilcox segment adjusted EBITDA includes $25.4 million, $21.0 million and $20.0 million of net benefit from pension and other postretirement benefit plans excluding MTM adjustments in the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and totaled $11.4 million, $8.8 million and $4.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.

2018 vs 2017 Consolidated Results

Revenues decreased by $279.0 million to $1.06 billion in 2018 as compared to $1.34 billion in 2017. Revenue in the Vølund & Other Renewable segment decreased by $166.0 million primarily due to the effect of the March 29, 2019 settlement described above, other estimated contract progress changes and increases in estimated liquidated damages on the six European Vølund loss contracts and from lower levels of activity as progress is made on these loss projects, as well as lower volume in other profitable contracts and lines of business in the Vølund & Other Renewable segment. Revenue in the Babcock & Wilcox segment decreased by $66.5 million primarily due to anticipated lower demand in the global market for new build coal-fired power generation and from lower demand for retrofit projects driven in previous periods by the Coal Combustion Residue regulations in the U.S. Revenue in the SPIG segment declined $27.9 million due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit decreased by $153.9 million, to a loss of $129.6 million in 2018 as compared to a profit of $24.2 million in 2017. In 2018 and 2017 we recorded $233.0 million and $158.5 million in net losses, respectively, from changes in the estimated revenues and costs to complete the six European Vølund loss contracts, as described in greater detail in Note 7 to the Consolidated Financial Statements included in Item 8 and inclusive of the effect of the March 29, 2019 settlement described above. In addition to the losses in the Vølund & Other Renewable segment's gross profit included increased warranty accruals, lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion and recording a $12.3 million (DKK $80.0 million) reserve for an insurance receivable described more fully below. Gross profit in the Babcock & Wilcox segment decreased due to lower volume of revenue, increases in estimated costs on certain projects in 2018, favorable results in closing out contracts in the second quarter of 2017, and a reduction of employee benefits that occurred in the second quarter of 2017. The SPIG segment gross profit decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts sold under the previous strategy and lower volume of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy are mostly complete as of December 31, 2018; however, included in these few remaining contracts is the loss contract described in Note 7 to the Consolidated Financial Statements included in Item 8.

Operating losses increased $110.2 million to $426.6 million in 2018 from $316.4 million in 2017, primarily due to the decline in gross profit described above. SG&A benefits from our restructuring and cost control initiatives were more than offset by the financial advisory services required under the terms of our U.S. Revolving Credit Facility during 2018 and increases in the allowance for doubtful accounts. Gross profit declines were also offset by lower levels of goodwill impairment. Goodwill impairment charges, restructuring expenses, intangible asset amortization expense and income and other-than-temporary impairments of equity method investees are discussed in further detail in the sections below.

2017 vs 2016 Consolidated Results

Revenues decreased by $79.5 million to $1.34 billion in 2017 as compared to $1.42 billion in 2016, primarily due to the decline in the coal power generation market, which resulted in a $160.9 million decline in revenues in our Babcock & Wilcox segment. Partially offsetting the decline in Babcock & Wilcox segment revenues were increases in revenues of $85.2 million in the SPIG segment resulting from the acquisition of SPIG on July 1, 2016.

In 2017, consolidated gross profit decreased $114.0 million to $24.2 million compared to $138.3 million in 2016. The primary drivers of the decrease were the six uncompleted European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8, the volume impact of the decline in the Babcock & Wilcox segment's revenues and productivity issues on new build cooling system contracts in the SPIG segment.

Our consolidated operating losses were $316.4 million and $110.0 million in 2017 and 2016, respectively. In addition to the decrease in gross profit discussed above, the primary drivers of the increase in our consolidated operating loss were $86.9 million of goodwill impairment charges in the third quarter of 2017, an $18.2 million other-than-temporary impairment of our investment in TBWES (a joint venture in India), and $8.1 million less income from equity method investees excluding the impairment. Partially offsetting these declines were $23.8 million lower restructuring expenses and related savings from these actions.

SG&A expenses, goodwill impairment charges, restructuring expenses, intangible asset amortization expense and income from equity method investees are discussed in further detail in the sections below.

Babcock & Wilcox segment

Our Babcock & Wilcox segment (formerly named the Power segment) focuses on technologies and aftermarket services for steam-generating, environmental, and auxiliary equipment for power generation and other industrial applications. The segment provides a comprehensive mix of aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving large steam generating utility and industrial customers globally. Our products and services include replacement parts, field technical services, retrofit and upgrades, fuel switching and repowering contracts, construction and maintenance services, start-up and commissioning, training programs and plant operations and maintenance for our full complement of boiler, environmental and auxiliary equipment. Our auxiliary equipment includes boiler cleaning equipment and material handling equipment.

Our worldwide new build utility and environmental products businesses serve large steam generating and industrial customers. The segment provides a full suite of product and service offerings including engineering, procurement, specialty manufacturing, construction and commissioning. The segment's product suite includes utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

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

The segment also receives license fees and royalty payments through licensing agreements for our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	maintaining our strong service presence in support of our installed fleet of steam generation equipment and expanding support of others' OEM equipment;

•	selectively bidding contracts in emerging international markets needing state-of-the-art technology for fossil power generation and environmental systems;

•
growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, environmental control systems, natural gas and oil-fired package boilers, due in part to lower fuel prices; and

•	reducing costs through a focus on operational efficiencies.

Babcock & Wilcox Segment Results

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2018	2017	$ Change	2017	2016	$ Change
Revenues	$754,576	$821,062	$(66,486)	$821,062	$981,978	$(160,916)
Gross profit	$141,054	$171,008	$(29,954)	$171,008	$213,541	$(42,533)
Adjusted EBITDA	$83,640	$103,294	$(19,654)	$103,294	$130,735	$(27,441)
Gross profit %	18.7%	20.8%		20.8%	21.7%

2018 vs 2017 results

Revenues in the Babcock & Wilcox segment decreased 8%, or $66.5 million, to $754.6 million in 2018, compared to $821.1 million in 2017. The revenue decrease is attributable to the continued decline in the global new build market for coal-fired power generation and from lower demand for retrofit projects resulting from previously enacted Coal Combustion Residue regulations in the U.S.

Gross profit in the Babcock & Wilcox segment decreased 18%, or $30.0 million, to $141.1 million in 2018, compared to $171.0 million in 2017. The decrease in gross profit is related to lower volume of revenue, increases in estimated costs on certain projects in 2018, favorable results in closing out contracts in the second quarter of 2017 and a reduction of employee benefits that occurred in the second quarter of 2017. Our gross profit percentage was also affected by lower margin services sold on an intercompany basis to SPIG and our former MEGTEC business in an effort to expand their markets. Benefits from restructuring initiatives have otherwise largely held gross profit percentages in the segment, and we expect to continue evaluating our cost structure in the segment to maintain an appropriately sized organization for our business and to improve margins where possible.

Adjusted EBITDA in the Babcock & Wilcox segment decreased 19%, or $19.7 million, to $83.6 million in 2018, compared to $103.3 million in 2017. The adjusted EBITDA decrease is attributable to the decrease in gross profit discussed above. Babcock & Wilcox segment SG&A also decreased year-over-year as a result of cost savings initiatives, partially offset by a $5.9 million increase in bad debt expense for China's receivable accounts resulting from a change in selling and collection strategy in that region.

A new accounting standard for pension and other postretirement benefits became effective in 2018, and as a result, Babcock & Wilcox segment gross profit has been adjusted retrospectively to reflect the change in presentation from this new standard.

Only service costs are included in Babcock & Wilcox segment gross profit while all other components of the net cost of/benefit from pension and other postretirement benefit plans, excluding MTM adjustments totaling $25.4 million and $21.0 million in 2018 and 2017, respectively, are included in Babcock & Wilcox segment adjusted EBITDA. See detail of pension and other postretirement benefit plan charges and benefits in Note 18 to the Consolidated Financial Statements included in Item 8.

2017 vs 2016 results

Revenues in the Babcock & Wilcox segment decreased 16%, or $160.9 million, to $821.1 million in 2018, compared to $982.0 million in 2017. The revenue decrease is attributable to the anticipated decline in the coal power generation market, which impacted our new build utility, retrofits and aftermarket parts and services businesses. The decline in coal power generation market activity is due primarily to a decrease in construction activity in the United States. We resized our business in anticipation of these declines with our restructuring actions in both 2017 and 2016. Partially offsetting the revenue decrease was an increase in revenues associated with our industrial steam generation repair and maintenance sales.

Gross profit decreased 20%, or $42.5 million, to $171.0 million in 2017 from $213.5 million in 2016. We were able to largely maintain our gross margin percentage as a result of the 2017 and 2016 restructuring actions, which partially offset the gross profit effect of lower sales volumes. Compared to 2016, the primary decrease in gross profit in 2017 was attributable to the lower volume of construction activity associated with our new build utility and retrofits businesses. Also contributing to the decrease were fewer net improvements on contracts that were completed in 2017 versus 2016.

Adjusted EBITDA in the Babcock & Wilcox segment decreased 21% or $27.4 million, to $103.3 million in 2017 compared to $130.7 million in 2017. The adjusted EBITDA decrease is attributable to lower gross profit discussed above, and the segment's SG&A decreased consistently with the change in gross profit as a result of our restructuring initiatives.

A new accounting standard for pension and other postretirement benefits became effective in 2018, and as a result, Babcock & Wilcox segment gross profit has been adjusted retrospectively to reflect the change in presentation from this new standard. Only service costs are included in Babcock & Wilcox segment gross profit while all other components of the net cost/benefit from pension and other postretirement benefit plans, excluding MTM adjustments totaling $21.0 million and $20.0 million in 2017 and 2016, respectively, are included in Babcock & Wilcox segment adjusted EBITDA. See detail of pension and other postretirement benefit plan charges and benefits in Note 18 to the Consolidated Financial Statements included in Item 8.

Vølund & Other Renewable segment

Our Vølund & Other Renewable segment (formerly named the Renewable segment) provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers primarily in Europe through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and reduced landfill use, and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

Beginning in 2017, we redefined our approach to bidding on and executing renewable energy contracts. Under our new model, we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We also elected to limit bidding any additional Vølund renewable energy contracts that involved our European resources since 2017 as we work through our then-existing contracts.

Globally, efforts to reduce the environmental impact of burning fossil fuels may create opportunities for us as existing generating capacity is replaced with cleaner technologies. We expect backlog growth in the future, primarily from renewable waste-to-energy contracts, and we continue to see numerous opportunities around the globe, although the rate of this growth is dependent on many external factors.

Vølund & Other Renewable Segment Results

	Year Ended December 31,			Year Ended December 31,
(in thousands)	2018	2017	$ Change	2017	2016	$ Change
Revenues	$181,182	$347,198	$(166,016)	$347,198	$349,172	$(1,974)
Gross profit (loss)	$(238,125)	$(128,205)	$(109,920)	$(128,205)	$(68,109)	$(60,096)
Adjusted EBITDA	$(276,266)	$(170,344)	$(105,922)	$(170,344)	$(105,102)	$(65,242)
Gross profit %	(131.4)%	(36.9)%		(36.9)%	(19.5)%

On September 17, 2018, we divested PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida. Prior to the divestiture, PBRRC generated annual revenues of approximately $60 million. The $39.8 million pre-tax gain on sale was not allocated to the segment. The divestiture is more fully described in Note 5 to the Consolidated Financial Statements included in Item 8.

2018 vs 2017 results

Revenues in the Vølund & Other Renewable segment decreased 48%, or $166.0 million to $181.2 million in 2018, compared to $347.2 million in 2017. As described above, 2018 revenue reflects the effect of the settlement of the second and fifth European Vølund loss contracts. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Beyond the effect of the settlement, in 2018, several of the European Vølund loss contracts were in the final stages of the completion, when fewer costs are incurred relative to the main construction phases that were underway in the year-ago period, and as a result, revenues were lower. Additionally, the decision to limit bidding on Vølund renewable energy contracts negatively affected our revenue in 2018 and may result in lower revenue in 2019.

Gross profit in the Vølund & Other Renewable segment decreased $109.9 million to a loss of $238.1 million in 2018, compared to a loss of $128.2 million in 2017. In 2018 and 2017, we recorded $233.0 million and $158.5 million in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European loss contracts. As described above, 2018 revenue reflects the effect of the settlement of the second and fifth European Vølund loss contracts. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Beyond the effect of the settlement, the lower level of losses in the Vølund & Other Renewable segment's gross profit was more than offset primarily by increased warranty accruals, lower volume in its profitable portfolio of equipment-only contracts and aftermarket lines of business, as well as higher costs under its operations and maintenance contracts and increased levels of support costs as we progress the loss contracts to completion. Additionally, in 2018, we recorded a $12.3 million (DKK 80.0 million) reserve for an insurance receivable as a result of our insurer disputing our $15.5 million (DKK 100.0 million) insurance claim to recover a portion of the losses on the first project. The insurance receivable was established in 2016. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the receivable was recorded in 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit.

Adjusted EBITDA in the Vølund & Other Renewable segment decreased $105.9 million to a loss of $276.3 million in 2018, compared to a loss of $170.3 million in 2017. The decrease in adjusted EBITDA was primarily due to the changes in gross profit described above, partly offset by lower SG&A, which reflects the benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Additional information about the changes in the estimated revenue and costs to complete these European Vølund loss contracts, the March 29, 2019 settlement of the second and fifth loss contracts, changes in the warranty accruals and the insurance receivable is included in Note 7 to the Consolidated Financial Statements included in Item 8.

2017 vs 2016 results

Revenues in the Vølund & Other Renewable segment decreased 1%, or $2.0 million to $347.2 million in 2017 from $349.2 million in 2016. Our revenue is comparable in both years primarily due to the activities in our portfolio of Vølund renewable energy projects in Europe during both periods.

Gross profit in the Vølund & Other Renewable segment were losses of $128.2 million and $68.1 million in 2017 and 2016, respectively. Our losses were attributable to $158.5 million and $141.1 million in net losses in 2017 and 2016, respectively, from changes in the estimated revenue and cost to complete the European Vølund loss contracts, partially offset by gross profit from our operations and maintenance services and aftermarket parts and services in each year. Additional information about changes in the estimated revenue and cost to complete the European Vølund loss contracts is included in Note 7 to the Consolidated Financial Statements included in Item 8.

Adjusted EBITDA in the Vølund & Other Renewable segment were losses $170.3 million and $105.1 million in 2017 and 2016, respectively, primarily due to the changes in the estimated revenue and cost to complete the European Vølund loss contracts.

SPIG segment

We acquired SPIG on July 1, 2016. SPIG provides custom-engineered cooling systems for steam applications, as well as related services and aftermarket products. SPIG's product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades and revamping of existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in the Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

We see opportunities for growth in revenues from core products and geographies in the SPIG segment relating to a variety of factors. Our new equipment customers make purchases as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services.

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG, pursuant to a stock purchase agreement executed on June 5, 2018. The MEGTEC and Universal businesses are classified as discontinued operations because the disposal represents a strategic shift that had a major effect on our operations; they were previously included in our Industrial segment, which has been renamed the SPIG segment because SPIG is the remaining business of the former Industrial segment. Accordingly, we recorded $77.8 million of impairment and loss on sale of the MEGTEC and Universal businesses, which remains subject to adjustment. The loss is included in Loss from discontinued operations, net of tax in our Consolidated Statements of Operations and is described further in Note 4 to the Consolidated Financial Statements included in Item 8.

SPIG Segment Results

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2018	2017	$ Change	2017	2016	$ Change
Revenues	$153,625	$181,485	$(27,860)	$181,485	$96,291	$85,194
Gross profit (loss)	$(25,113)	$(7,967)	$(17,146)	$(7,967)	$8,026	$(15,993)
Adjusted EBITDA	$(53,406)	$(29,792)	$(23,614)	$(29,792)	$1,862	$(31,654)
Gross profit %	(16.3)%	(4.4)%		(4.4)%	8.3%

2018 vs 2017 results

Revenues in the SPIG segment decreased 15%, or $27.9 million, to $153.6 million in 2018 from $181.5 million in 2017. The decrease is primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit in the SPIG segment decreased $17.1 million, to a loss of $25.1 million in 2018, compared to a loss of $8.0 million in 2017. The decrease was primarily due to increases in estimated costs to complete new build cooling systems contracts sold under the previous strategy and lower volume of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy are mostly complete as of December 31, 2018; however, included in these few remaining contracts is the loss contract described in Note 7 to the Consolidated Financial Statements included in Item 8.

Adjusted EBITDA in the SPIG segment decreased $23.6 million to a loss of $53.4 million in 2018, compared to a loss of $29.8 million in 2017. The decrease primarily reflects increases in estimated costs to complete legacy new build cooling systems contracts, bad debt expense of $9.3 million and legal expenses related to legacy litigation.

2017 vs 2016 results

Revenues increased $85.2 million, to $181.5 million in 2017 from $96.3 million in 2016. The increase in revenues is primarily attributable to the July 1, 2016 acquisition of SPIG.

Gross profit decreased $16.0 million, to a loss of $8.0 million in 2017, compared to $8.0 million of gross profit in 2016. The net decrease in gross profit and the gross margin percentage reflects changes in product mix. In addition, the gross profit in 2017 was negatively affected by productivity issues on new build cooling system contracts. The productivity issues increased estimated costs and resulted in deployment of additional resources to complete the contracts on time.

Adjusted EBITDA decreased $31.7 million to a loss of $29.8 million in 2017, compared to income of $1.9 million as a result of the changes in gross profit and increases in SG&A support costs.

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

	Year Ended December 31,
(In millions)	2018	2017
Babcock & Wilcox	$688	$656
Vølund & Other Renewable(1)	(501)	115
SPIG	65	183
Other/eliminations	(2)	(46)
Bookings	$250	$908
(1) Vølund & Other Renewable bookings in the year ended December 31, 2018 includes a reduction of approximately $467 million from the sale of PBRRC, as described in Note 5 to the Consolidated Financial Statements included in Item 8 and $81 million from the settlement of the fifth loss project as described in Note 7 to the Consolidated Financial Statements included in Item 8. Vølund & Other Renewable bookings also include the revaluation of backlog denominated in currency other than U.S. dollars, which was $(21.5) million and $64.3 million, in the year ended December 31, 2018, and 2017, respectively.

	Year Ended December 31,
(In approximate millions)	2018	2017
Babcock & Wilcox	$386	$453
Vølund & Other Renewable(1)(2)	327	1,008
SPIG	87	175
Other/eliminations	(18)	(43)
Backlog	$782	$1,593
(1) Vølund & Other Renewable backlog at December 31, 2018, includes $233 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.
(2) Vølund & Other Renewable bookings in the year ended December 31, 2018 includes a reduction of approximately $467 million from the sale of PBRRC, as described in Note 5 to the Consolidated Financial Statements included in Item 8.

Of the backlog at December 31, 2018, we expect to recognize revenues as follows:

(In approximate millions)	2019	2020	Thereafter	Total
Babcock & Wilcox	$290	$71	$25	$386
Vølund & Other Renewable	109	24	194	327
SPIG	38	—	49	87
Other/eliminations	(18)	—	—	(18)
Expected revenue from backlog	$419	$95	$268	$782

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $9.3 million to $26.9 million in 2018, as compared to $36.1 million in 2017, primarily due to the benefits of restructuring, lower incentive and stock-based compensation and reductions in discretionary spend. Corporate costs increased $0.8 million to $36.1 million in 2017, as compared to $35.3 million in 2016, primarily due to the benefits of restructuring and lower stock-based and incentive compensation being offset by the higher indirect support costs related to owning MEGTEC and Universal. Allocations are excluded from discontinued operations, and accordingly, these indirect costs that were previously absorbed by the MEGTEC and Universal businesses have been included with other unallocated costs in Corporate, and total $11.4 million, $8.8 million and $4.3 million in 2018, 2017 and 2016, respectively.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $3.8 million, $7.6 million and $8.8 million in the years ended December 31, 2018, 2017 and 2016. The reductions resulted from cost control initiatives.

Restructuring

In 2018, we began to implement a series of cost restructuring actions in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance cost associated with these actions taken through December 31, 2018 is expected to total approximately $9.1 million, of which $7.2 million was recorded in the year ended December 31, 2018 and the remainder will be recorded mainly in 2019 over the remaining service periods. Severance payments are expected to extend through mid-2019. In addition, executive severance totaling $5.3 million in 2018 related to the elimination of the SVP and Chief Business Development Officer role and the transition of two CEO roles in 2018. Executive severance payments are expected to extend through late-2019. In February 2019, we implemented additional severance actions, primarily in our U.S. operations and corporate functions, and cost associated with these actions is expected to be approximately $3.3 million. Our restructuring actions and other additional cost reductions since the second quarter of 2018 are designed to save approximately $84 million annually.

The remainder of the restructuring costs in 2018, primarily relate to actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included the reduction of approximately 30% of Vølund's workforce to align with a new execution model focused on Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner.

In 2017 and 2016, restructuring costs relate primarily to a series of activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Babcock & Wilcox segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Babcock & Wilcox segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated. In 2016, we recorded cash restructuring charges of $19.9 million that impacted the accrued restructuring liability and $15.0 million of non-cash restructuring expense related to losses on the disposals of long-lived assets.

Spin-Off Transaction Costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, now known as BWX Technologies, Inc. or "BWXT". In the years ended December 31, 2018, 2017 and 2016, we recognized spin-off costs of $0.3 million, $1.2 million, and $3.8 million respectively. In each of the years ended December 31, 2018 and 2017, we disbursed $1.9 million of the accrued retention awards.

Goodwill and Other Intangible Asset Impairments

We recorded goodwill impairments totaling $37.5 million and $86.9 million in 2018 and 2017, respectively. As a result of these impairments, the only remaining goodwill is included in the Babcock & Wilcox segment. In 2017, the impairment included a $50.0 million charge to fully impair goodwill in the Vølund & Other Renewable reporting unit and a $36.9 million charge in the SPIG reporting unit. The impairment charge in 2018 represented the remainder of the goodwill in the SPIG reporting unit. The reasons for the impairment charges and the related assumptions to determine these charges are described in Note 14 to the Consolidated Financial Statements included in Item 8.

In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired.

Equity in Income (Loss) of Investees

	Year Ended December 31,
	2018	2017	2016
Our share of income from equity method investees	$250	$8,326	$8,116
Gain on sale of BWBC	6,509	—	—
Gain on sale of HMA	—	—	8,324
Other-than-temporary impairment of TBWES	(18,362)	(18,193)	—
	$(11,603)	$(9,867)	$16,440

As of December 31, 2018, we do not have investments in equity method investees. In the first quarter of 2018, we sold our interest in BWBW to our joint venture partner in China for approximately $21.1 million. In the third quarter of 2018, we sold our interest in TBWES to our joint venture partner in India for approximately $15.0 million, including settlement of outstanding claims. In the fourth quarter of 2016, we sold our interest in Halley & Mellowes Pty. Ltd ("HMA") to our joint venture partner in Australia for $18.0 million. The sales of BWBC and HMA resulted in gains, as shown in the table above. We recognized other-than-temporary impairments on TBWES as shown in the table above; in 2017 the impairment related to a change in business strategy, and in 2018, the impairment was based on the preliminary selling price. Refer to Note 13 in the Consolidated Financial Statements included in Item 8 for further information regarding our former equity method investments.

Depreciation and Intangible Asset Amortization

Depreciation expense was $21.8 million, $19.4 million and $18.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.

We recorded intangible asset amortization expense of $6.7 million, $11.0 million and $15.8 million in the years ended December 31, 2018, 2017and 2016, respectively.

In September 2018, we relocated our global corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio, in the third quarter of 2019. The new location in Akron is expected to reduce operating costs, net of rent, and to provide a space that better meets our needs.  We do not expect to incur significant relocation costs; however, we expect $7.0 million of accelerated depreciation to be recognized through mid-2019, of which $2.9 million was recognized in 2018.

Mark to Market Adjustments of Pension and Retirement Plans

We recognize actuarial gains and losses for our pension and other postretirement benefit plans into earnings as a component of net periodic benefit cost, which affect both our cost of operations and other income (expense) in our Consolidated Statements of Operations. These mark to market ("MTM") adjustments for our pension and other postretirement plans resulted in net (losses) gains of $(67.5) million, $8.7 million, and $(24.2) million in 2018, 2017 and 2016, respectively.

While we retained the pension liability related to employees of PBRRC after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the third quarter of 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that was a gain of $7.7 million in the third quarter of 2018. Additionally, in 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million and an interim MTM gain of $0.4 million in 2018.

The MTM gain in 2017 was primarily related to actual returns on plan assets exceeding our expected long-term rate of return assumption, which more than offset the decrease in the discount rate used to measure the pension and other postretirement plan liabilities at December 31, 2017. The MTM gain in 2017 was partially offset by lump sum payments from our Canadian pension plan in the first quarter of 2017, which resulted in a plan settlement loss of $0.4 million and an interim MTM loss of $0.7 million in the first quarter of 2017.

The MTM loss in 2016 was primarily related to a decrease in the discount rate used to measure our pension plan liabilities, and changes in the demographics of our pension plan participants, partially offset by actual return on assets that exceeded our expected return for the year. The MTM loss in 2016 was partially offset by a curtailment gain in one of our other postretirement benefit plans. We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree Medical plan") effective December 31, 2016. The Retiree Medical Plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree Medical Plan, the participants had the option to enroll in a third-party health care exchange, to which the Company agreed to contribute up to $750 a year for each of the next three years (beginning in 2017) to a health reimbursement account ("HRA"), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree Medical Plan. Based on the number of participants who enrolled in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree Medical Plan and the new plan. The curtailment gain was deferred in accumulated other comprehensive income and was being recognized as income through 2020. Participants in the Retiree Medical Plan filed a class action lawsuit against the Company in 2017 asserting that the change in health care coverage breached the Company's obligations under collective bargaining agreements. In April 2018, the court approved a settlement whereby the Company will contribute $1,000 a year for 2018 and 2019, and $1,100 a year thereafter for the life of a participant to an HRA. As a result of the settlement, the revised Retiree Medical Plan was actuarially remeasured as of April 1, 2018. The unamortized balance of the curtailment gain of $5.2 million and the related deferred tax of $1.3 million was reversed from AOCI and we recorded $5.2 million in other accumulated postretirement benefit liabilities for the actuarial value of the Retiree Medical Plan. Also, during the second and third quarters of 2016, we recorded adjustments to our benefit plan liabilities resulting from certain curtailment and settlement events. In April and September 2016, lump sum payments from our Canadian pension plan resulted in pension plan settlement charges of $1.1 million and $0.1 million, respectively. In May 2016, the closure of our West Point, Mississippi manufacturing facility resulted in a $1.8 million curtailment charge in our United States pension plan. These events resulted in interim MTM accounting for the respective benefit plans in 2016, which totaled $27.5 million.

Refer to Note 18 in the Consolidated Financial Statements included in Item 8 for further information regarding our pension and other postretirement plans.

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

Foreign exchange loss was $(28.5) million, $(4.8) million and $(1.9) million in 2018, 2017 and 2016, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2018 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies. Additionally, in July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our Consolidated Statements of Operations.

Income Taxes

We operate in numerous countries that have statutory tax rates different than the U.S. federal statutory tax rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We have also established full valuation allowances against our deferred tax assets, and changes in valuation allowance may partly or entirely offset any income tax expense or benefit in a given jurisdiction depending on the nature of the income or expense and the deferred tax position in that jurisdiction. As a result, we expect our effective income tax rate to vary, potentially significantly, from period to period.

Loss before provision for income taxes generated in the United States and foreign locations for years ended December 31, 2018, 2017 and 2016 is presented in the table below.

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States	$(166,269)	$(46,673)	$(10,208)
Other than the United States	(389,532)	(270,877)	(109,419)
Loss before income taxes	(555,801)	(317,550)	(119,627)
Income tax expense	102,224	63,709	2,706
Effective tax rate	(18.4)%	(20.1)%	(2.3)%

In 2018, we had a pretax loss in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. Our effective tax rate was (18.4)% and was significantly impacted by net unfavorable discrete items of approximately $100.0 million that decreased the effective rate by 18.0%. These unfavorable discrete items included a non-cash charge of $99.6 million to increase the valuation allowance against our remaining net deferred tax assets as described in Note 10 to the Consolidated Financial Statements included in Item 8. The portion of this charge that related to the net deferred tax assets in the United States was $96.1 million. In 2018, we continued to have significant losses in certain foreign jurisdictions that were subject to valuation allowances and therefore did not give rise to tax benefits. These losses were primarily attributable to Vølund and SPIG.

In 2017, we had a pretax loss in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. Our effective tax rate was (20.1)% and was significantly impacted by losses in certain foreign jurisdictions that were subject to a valuation allowance and therefore did not give rise to a tax benefit, as well as net unfavorable discrete items of approximately $70.7 million. The foreign losses for which benefit was not recorded were primarily attributable to operating losses at Vølund. In addition, we recorded nondeductible goodwill impairment charges that impacted our effective tax rate. The net unfavorable discrete items decreased the effective tax rate by 22.6% and primarily consisted of $62.4 million related to changes to deferred taxes resulting from the tax rate reduction included in the United States tax reform legislation enacted in December of 2017 as described in Note 10 to the Consolidated Financial Statements included in Item 8, withholding tax of $4.5 million on a dividend distribution outside the United States, and unfavorable discrete items related to changes in state deferred taxes due to changes in tax rates and an increase in valuation allowances of $5.0 million.

In 2016, we had a pretax loss in the United States after MTM adjustments as well as an aggregate pretax loss in our foreign jurisdictions. Our effective tax rate was (2.3)% and was significantly impacted by losses in certain foreign jurisdictions that were subject to a valuation allowance and therefore did not give rise to a tax benefit, as well as net unfavorable discrete items of approximately $32.2 million. The foreign losses for which benefit was not recorded were primarily attributable to operating losses at Vølund. The unfavorable discrete items decreased the effective tax rate by 26.9% and primarily consisted of a $15.7 million increase in the valuation allowance against deferred tax assets related to Vølund that incurred pretax losses, a $10.8 million increase in the valuation allowance against the deferred tax asset related to our equity investment in a foreign joint venture and a $5.1 million charge related to changes in state deferred taxes due to changes in tax rates and an increase in valuation allowances.

Discrete items are dependent on future events that management is unable to reasonably forecast. Consequently, we cannot predict the amount or significance of such items on our effective tax rate in future periods.

See Note 10 to the Consolidated Financial Statements included in Item 8 for explanation of differences between our effective income tax rate and our statutory rate, the impact of the United States Tax Cuts and Jobs Act of 2017 and the impact to the Company if an ownership change should occur under Section 382 of the Internal Revenue Code ("IRC"). The terms of the financing under active discussion on April 2, 2019, the date of this annual report, as described in Note 1 to the Consolidated Financial Statements included in Item 8 would likely result in an "ownership change" under IRC Section 382 if completed as described.

Liquidity and Capital Resources

Liquidity

We face liquidity challenges from losses recognized on our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt at each of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 19 and Note 20 to the Consolidated Financial Statements included in Item 8. We obtained waivers to the Amended Credit Agreement that temporarily waived, prevented or resolved these defaults as described in Note 19 and Note 31 to the Consolidated Financial Statements included in Item 8. The most recent waiver extends through April 5, 2019.

To address our liquidity needs and the going concern uncertainty, we:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 22 to the Consolidated Financial Statements included in Item 8 (the "2018 Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 21 to the Consolidated Financial Statements included in Item 8 that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17,

2018 for $45 million subject to adjustment, resulting in receipt of $38.9 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions since the second quarter of 2018 that are designed to save approximately $84 million annually;

•
received $30 million in net proceeds from Tranche A-1 of Last Out Term Loans, described in Note 20 to the Consolidated Financial Statements included in Item 8, from B. Riley FBR, Inc., a related party, in September and October 2018 (Tranche A-1 was assigned to Vintage Capital Management LLC, another related party, on November 19, 2018);

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 31 to the Consolidated Financial Statements included in Item 8, from B. Riley Financial, Inc., a related party on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund loss contracts to the customers and negotiating settlement of the remaining two loss contracts in the first quarter of 2019 as described in Note 7 to the Consolidated Financial Statements included in Item 8; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 31 to the Consolidated Financial Statements included in Item 8, the most recent of which extends through April 5, 2019, unless earlier terminated, and waives our compliance with a number of covenants and events of default under, the Amended Credit Agreement.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. We are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement, and since March 20, 2019, we have also been nearly fully drawn on the U.S. Revolving Credit Facility, such that only minimal additional amounts were available for borrowings or letters of credit.

Based on our forecasts, we will require additional amendments to or waivers under the Amended Credit Agreement and additional financing to fund working capital and the settlements of two of our six European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8 prior to April 5, 2019 to continue as a going concern. We are currently in active discussions with the lenders under the Amended Credit Agreement (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the Amended Credit Agreement, a reduction of the minimum liquidity requirements that we must maintain, a reset of future financial covenant ratios and amendments to other covenant requirements in order to allow us to continue to operate as a going concern. Our current discussions have focused around the extension of additional Last Out Term Loans, primarily from related parties, in an amount necessary to fund the settlement of the European Vølund loss contracts and provide liquidity for our operations. In connection with these loans, we have also discussed seeking shareholder approval for a reverse stock split and various other matters that could result in substantial dilution to our shareholders not participating in this financing, such as a rights offering to repay a portion of these additional Last Out Term Loans, the exchange of a portion of our existing Last Out Term Loans for shares of common stock and the issuance of warrants with a de minimis strike price to lenders participating in these additional Last Out Term Loans or other parties. We also discussed whether, as part of any financing transaction, we would provide director nomination rights over some or even a substantial majority of our board of directors to two of the related parties involved in these financing efforts or whether we would add an event of default if we fail to refinance the U.S. Revolving Credit Facility within twelve months following the filing of this annual report. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders. There can be no assurance that our lenders or any other person will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We informed the NYSE that we intend to seek to cure the price condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we are also prepared to consider a reverse stock split to cure the deficiency, should such action be necessary, subject to approval of our shareholders, at our next annual meeting. Our common stock could also be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

Events Subsequent to December 31, 2018

Subsequent to December 31, 2018, we have entered into a series of limited waivers (described below) to avoid default under our U.S. Revolving Credit Facility and Last Out Term Loans while we negotiated the settlement of the final two European Vølund loss contracts described in Note 7 to the Consolidated Financial Statements included in Item 8 and negotiated terms for financing and the related further amendment to our Amended Credit Agreement to allow for that financing. On March 20, 2019, we borrowed $10.0 million of additional funding in the form of a Tranche A-2 Last Out Term Loan (described below) to support working capital needs. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through April 5, 2019. The waivers are described in more detail in Note 31 to the Consolidated Financial Statements included in Item 8.

As of April 2, 2019, the settlement of the final two European Vølund loss contracts has been completed pending payment of amounts due under the settlement. Binding agreement of this settlement, subject to payment, was a requirement of the lending group of the Amended Credit Agreement for further amendment. The additional financing required to make those settlement payments and to provide additional funding of working capital has not been yet been committed; however, as of April 2, 2019, negotiation for additional financing continues with the lending group under the Amended Credit Agreement, including related parties, and with interested third parties. The status and risks associated with our financing plans are described more fully above.

On March 19, 2019, we entered into an amendment and limited waiver (the "15th Amendment") to our Amended Credit Agreement, which replaced in full the First Limited Waiver, and extended the waivers of our compliance with covenants in the Amended Credit Agreement and certain events of default through March 29, 2019. The 15th Amendment also made certain other modifications to the Amended Credit Agreement. Specifically, the 15th Amendment provided $10.0 million in additional commitments from B. Riley Financial, Inc. under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. This borrowing under Tranche A-2 of Last Out Term Loans was generally made on terms, including interest rate, maturity and prepayment, that are the same as our Tranche A-1 of the Last Out Term Loans.

Certain of the lenders, as well as certain of their respective affiliates, have performed and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses. B. Riley is a significant stockholder, owning approximately 6.43% of our outstanding common stock. See also Note 27 to the Consolidated Financial Statements included in Item 8.

Cash and Cash Flow as of and for the Years Ended December 31, 2018, 2017 and 2016

At December 31, 2018, our unrestricted cash and cash equivalents totaled $43.2 million and we had total debt of $176.2 million. Our foreign business locations held $35.5 million at December 31, 2018. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At December 31, 2018, we had approximately $25.0 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size, our borrowing sublimit and giving effect to the limited waivers described above. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through April 5, 2019. As a result, the U.S. Revolving Credit Facility balance as of December 31, 2018 is presented as a current liability in our Consolidated Balance Sheets.

Net operating cash flow was a use of $281.9 million in the year ended December 31, 2018, which was primarily due to funding progress on the six European Vølund loss contracts, corporate overhead, interest, pension and other postretirement benefits. Operating cash flows in the year ended December 31, 2018 are primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill, equity method investments and a valuation allowance for deferred taxes. Additionally, the effect of the settlement of the final two European Vølund loss contracts described above was included in operating income but is expected to be paid in 2019. In the year ended December 31, 2017, cash used in operations was $189.8 million and primarily related funding progress on the six European Vølund loss contracts in the Vølund & Other Renewable segment. Cash flows in the year ended December 31, 2017 are also primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill and equity method investments, partly offset by improvements to working capital and an income tax refund.

Cash flows from investing activities provided net cash of $179.2 million in the year ended December 31, 2018, primarily from asset sales, including the sales of MEGTEC and Universal for $112.0 million in cash, net of $22.5 million in cash sold with the businesses, the sale of PBRRC for $38.9 million, the sales of two equity method investments, BWBC and TBWES, for $28.8 million, and the sale of a small emissions monitoring business for $5.1 million, which were offset by $5.5 million of capital expenditures. In the year ended December 31, 2017, net cash used by investing activities was $63.9 million, primarily related to $52.5 million for the Universal acquisition and $14.3 million of capital expenditures.

Cash flows from financing activities provided net cash of $82.6 million in the year ended December 31, 2018, primarily related to $50.6 million of net borrowings from the U.S. Revolving Credit Facility and the $30.0 million of borrowings from Tranche A-1 of the Last Out Term Loans for working capital purposes. Gross proceeds received from the 2018 Rights Offering were $248.4 million, of which $214.9 million were used to repay the Second Lien Term Loan, including $2.3 million of accrued interest, with the remainder used to fund operations. Cost associated with financing activity in the year ended December 31, 2018 totaled $25.6 million. Net cash provided by financing activities in the year ended December 31, 2017 was $206.1 million and included $84.5 million of net borrowings under the U.S. Revolving Credit Facility, which were used to fund our working capital needs and the Universal acquisition. Net cash provided by financing activities in the year ended December 31, 2017 also included proceeds from the issuance of the second lien term loan of $161.7 million, which were used to repurchase 16.7 million of shares of common stock from a related party, fund debt issuance costs and repay a portion of our U.S. revolving credit facility. Cost associated with financing activity in the year ended December 31, 2017 totaled $15.0 million.

2018 Rights Offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share. On April 10, 2018, we extended the expiration date and amended certain other terms regarding the 2018 Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The 2018 Rights Offering expired on April 30, 2018. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2018 Rights Offering did not include an oversubscription privilege.

The 2018 Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million.

U.S. Revolving Credit Facility as of December 31, 2018

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders (as amended, the "Amended Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc.) which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. The U.S. Revolving Credit Facility as in effect at December 31, 2018 was scheduled to mature on June 30, 2020 and provided for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through December 31, 2018, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 26. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee of 2.5% was charged until October 9, 2018 and decreased to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios were waived as of December 31, 2018 and new ratios were established in the subsequent amendments described in Note 31, as we would not have otherwise been in compliance at December 31, 2018.

At December 31, 2018, borrowings under the U.S. Revolving Credit Facility consisted of $144.9 million at a weighted average interest rate of 7.82%. Usage under the U.S. Revolving Credit Facility consisted of $144.9 million of borrowings, $29.1 million of financial letters of credit and $146.8 million of performance letters of credit. At December 31, 2018, we had approximately $25.0 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size, our borrowing sublimit and giving effect to the limited waivers described in Note 31. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through April 5, 2019. As a result, the U.S. Revolving Credit Facility balance as of December 31, 2018 is presented as a current liability in our Consolidated Balance Sheets.

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey and, until the first quarter of 2018, in India that are used to provide working capital to local operations. At December 31, 2018 and 2017, we had aggregate borrowings under these facilities of $0.6 million and $9.2 million respectively. Our weighted average interest rate on these facilities was 40.00% and 6.07% at December 31, 2018 and 2017, respectively. In 2018, our banking counterparties in Turkey began requiring the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2018 and December 31, 2017 was $175.9 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of December 31, 2018 was $80.2 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $47.6 million as of December 31, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $202.7 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility in support of surety bonds was $22.6 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Last Out Term Loans as of December 31, 2018

As referenced above, our Amended Credit Agreement required us to draw $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans ("Tranche A-1"), which were borrowed from B. Riley FBR, Inc., a related party, in September and October 2018. On November 19, 2018, Tranche A-1 was assigned from B. Riley FBR, Inc., a related party, to Vintage Capital Management LLC, also a related party. The face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10.00% for each draw under Tranche A-1. Tranche A-1 is incurred under our Amended Credit Agreement and shares on a pari passu basis with the U.S. Revolving Credit Facility. Tranche A-1 matures and is payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed.

Tranche A-1 bears interest at a rate per annum equal to (i) if designated a eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1 and (ii) if designated a base rate loan, the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1. Subject to the subordination provisions, Tranche A-1 shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. The effective rate of the Tranche A-1 may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with Tranche A-1 is detailed in Note 26.

As of December 31, 2018, the Tranche A-1 net carrying value of $30.6 million is presented as a current liability in our Consolidated Balance Sheets as a result of the limited waivers that extend through April 5, 2019.

Second Lien Term Loan Extinguished in 2018

On August 9, 2017, we entered into the Second Lien Term Loan Facility with an affiliate of AIP, a related party. The Second Lien Term Loan Facility consisted of a second lien term loan in the principal amount of $175.9 million, all of which we borrowed on August 9, 2017, and a delayed draw term loan in the principal amount of up to $20.0 million, which was drawn in a single draw on December 13, 2017. Through March 7, 2018, the interest rates were 10% and 12% per annum under the second lien term loan and the delayed draw term loan, respectively; each increased by 200 basis points to 12% and 14% per annum, respectively, beginning March 7, 2018, and in each case, interest was payable quarterly.

Using $212.6 million of the proceeds from the 2018 Rights Offering, we fully repaid the Second Lien Term Loan Facility on May 4, 2018, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment.

Long-Term Benefit Obligations

Our unfunded pension and postretirement benefit obligations totaled $282.2 million at December 31, 2018. For the year ended December 31, 2018, we made required contributions to our pension plans totaling $20.1 million and to our postretirement plans of $1.3 million. In 2019, we expect to make $6 million to $22 million of contributions to our benefit plans. We have applied for relief in the U.S. through pension contribution waivers that were filed with the IRS in January 2019, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. If the temporary hardship waivers are not fully granted, required contributions could approach the high end of this range. See additional information on our long-term benefit obligations in Note 18 to our Consolidated Financial Statements included in Item 8 of this annual report.

Contractual Obligations

Our cash requirements as of December 31, 2018 under current contractual obligations were as follows:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating lease payments	$19,381	$6,748	$8,580	$3,261	$792
United States revolving credit facility (1)	$144,900	$144,900	$—	$—	$—
Last Out Term Loan (1)(2)	$42,675	$42,675	$—	$—	$—
Foreign revolving credit facility (3)	$606	$606	$—	$—	$—
ARPA litigation settlement	$4,500	$2,500	$2,000	$—	$—

(1)
The maturity date of the U.S. Revolving Credit Facility and the Last Out Term Loans are in 2020. However, as of December 31, 2018, the U.S. Revolving Credit Facility and the Last Out Term Loan amounts are presented as a current liability in our Consolidated Balance Sheets as a result of the limited waivers that extend through April 5, 2019.

(2)	Based on initial principle of $30,000, $5,000 of fees, and payment-in-kind interest totaling $7,675 interest over the scheduled term of the loan with an effective interest rate of 25.65%.

(3)	As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

In September 2018, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in approximately the third quarter of 2019. As of December 31, 2018, the operating lease agreement for the office space in Akron had not yet commenced; it will commence when it is ready for occupation. The lease has an initial term of fifteen years, with an option to extend up to two additional ten year terms. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $55 million. This amount is not included in the table above.

The table above also excludes cash payments for self-insured claims, litigation (other than the ARPA settlement) and funding of our pension and postretirement benefit plans because we are uncertain as to the timing and amount of any associated cash payments that will be required. For example, pension contributions may be subject to potential required contributions in connection with dispositions or plan mergers. Also, estimated pension and other postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets and health care costs. Additionally, the table above excludes deferred income taxes recorded on our balance sheets because cash payments for income taxes are determined primarily on future taxable income.

Our contingent commitments under letters of credit, bank guarantees and surety bonds outstanding at December 31, 2018 expire as follows (in thousands):

Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
$556,029	$317,893	$169,250	$68,033	$853

We do not expect significant cash payments associated with the contingent commitments included in the table above because we expect to fulfill the performance commitments related to the underlying contracts.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at December 31, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Item 8 to this annual report are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Contracts and revenue recognition

On January 1, 2018, we adopted ASC Topic 606 "Revenue from Contracts with Customers" using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a $0.5 million net increase to opening retained earnings as of January 1, 2018 from the cumulative effect of adopting Topic 606 that primarily related to transitioning the timing of certain sales commissions expense. The effect on revenue from adopting Topic 606 was not material for the year ended December 31, 2018.

A significant portion of our revenue is recognized over time using the cost-to-cost input method, which involves significant estimates. This method of revenue recognition uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead, warranty and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications.

We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. These changes in estimates can be material. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. This includes the effect of the settlement of the customer's rejection and termination rights on the fifth European Vølund loss contract described in Note 7 to the Consolidated Financial Statements included in Item 8. Losses accrued in advance of the completion of a contract are included in other accrued liabilities, a current liability, in our Consolidated Balance Sheets.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. In our Consolidated Balance Sheets, accrued claims receivable at December 31, 2018 and December 31, 2017 were not significant.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 in the Consolidated Financial Statements included in Item 8 to this annual report.

Warranty

We accrue estimated expense included in cost of operations on our Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the year ended December 31, 2018 includes a $14.2 million increase in expected warranty costs for the six European Vølund loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $4.3 million of specific provisions on certain contracts in the Babcock & Wilcox segment for specific technical matters and customer requirements.

Pension and other postretirement benefit plans

We use actuarial and other assumptions in calculating the cost and benefit obligations of our pension and postretirement benefits. These assumptions include discount rates, expected returns on plan assets, mortality and retirement rates. These assumptions represent our best estimates based on historical experience and other factors.

Actual experience that differs from these assumptions or future changes in assumptions will affect our recognized benefit obligations and related costs. We recognize net actuarial gains and losses into earnings in the fourth quarter of each year, or as interim remeasurements are required, as a component of net periodic benefit cost. Net actuarial gains and losses occur when actual experience differs from any of the various assumptions used to value our pension and postretirement benefit plans or when assumptions, which are revisited annually through our update of our actuarial valuations, change due to current market conditions or underlying demographic changes. The primary factors contributing to net actuarial gains and losses are changes in the discount rate used to value the obligations as of the measurement date each year, the difference between the actual and expected return on plan assets. The effect of changes in the discount rate and expected rate of return on plan assets in combination with the actual return on plan assets can result in significant changes in our estimated pension and postretirement benefit cost and our consolidated financial condition.

In 2016, we changed our approach to setting the discount rate from a single equivalent discount rate to an alternative spot rate method. This change in estimate was applied prospectively in developing our annual discount rate, which resulted in $6.8 million lower interest and service cost in 2016. The impact of the change in estimate did not change our pension and other postretirement benefits liability as of December 31, 2016, because any change was completely offset in the net actuarial gain (loss) recorded in the annual MTM adjustment. This new method was adopted because it more accurately applies each year's spot rates to the projected cash flows.

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2018:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost(1)	$(26.2)	$27.4
Effect on projected benefit obligation	(28.7)	30.1
Return on assets:
Effect on ongoing net periodic benefit cost	$(2.4)	$2.4
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2018 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 23 to the Consolidated Financial Statements included in Item 8 to this annual report for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill impairment

As of December 31, 2018, we had $38.2 million and $8.9 million of goodwill remaining in our Babcock & Wilcox and Construction reporting units, respectively, both of which are within the Babcock & Wilcox segment. Impairments in 2018 and 2017 fully impaired goodwill in our SPIG reporting unit and our Vølund & Other Renewable reporting unit.

Each year as of October 1, or as circumstances indicate, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to believe a qualitative test is no longer appropriate.

When we determine that it is appropriate to test goodwill for impairment utilizing a quantitative test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. We utilize both the income and market valuation approaches to provide inputs into the estimate of the fair value of our reporting units, which would be considered by market participants. Under the income valuation approach, we employ a discounted cash flow model to estimate the fair value of each reporting unit. This model requires the use of significant estimates and assumptions regarding future revenues, costs, margins, capital expenditures, changes in working capital, terminal year growth rate and cost of capital. Our cash flow models are based on our forecasted results for the applicable reporting units. Actual results could differ materially from our projections. Some assumptions, such as future revenues, costs and changes in working capital are company driven and could be affected by a loss of one or more significant contracts or customers; failure to control costs on certain contracts; or a decline in demand based on changing economic, industry or regulatory conditions. Changes in external market conditions may affect certain other assumptions, such as the cost of capital. Market conditions can be volatile and are outside of our control.

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

Beginning April 1, 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Goodwill impairment tests after April 1, 2018 recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill. Interim impairment testing as of June 30, 2018 was performed for the SPIG reporting unit due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit at June 30, 2018. After the impairment, the SPIG reporting unit did not have any remaining goodwill. Impairment testing was also performed as of October 1, 2018 (annual impairment test) and December 31, 2018 (interim impairment test due to the decline in our market capitalization) for the remaining goodwill in the Babcock & Wilcox and Construction reporting units. No impairment was indicated. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. Reasonable changes in assumptions for our Construction reporting unit also would not indicate impairment because of the 118% and 98% headroom indicated by the tests at October 1, 2018 and December 31, 2018, respectively.

In impairment tests prior to April 1, 2018, if the carrying amount of a reporting unit exceeded its fair value, a second step was performed to measure the amount of the impairment loss, if any. The second step compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. Calculating the implied fair value of the reporting unit's goodwill involved estimating the fair value of the identifiable assets and liabilities of the reporting unit. In 2017, we recorded $50.0 million of impairment charges in the Vølund & Other Renewable segment due to significant charges incurred that attributed to a significant decline in our market capitalization. Also, in 2017, our SPIG segment recorded a $36.9 million impairment charge due to a short-term decrease in profitability attributable to specific, then-current contracts and changes in SPIG's market strategy.

Further description of our impairment tests is included in Note 14 to the Consolidated Financial Statements included in Item 8 of this annual report.

Long-lived asset impairment

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

We evaluate our long-lived assets whenever circumstances indicate impairment could exist. SPIG's financial results and goodwill impairments triggered evaluations of long-lived assets, including the identifiable intangible assets, in the SPIG asset group as of December 31, 2018, June 30, 2018 and September 30, 2017. The SPIG reporting unit was determined to be the asset group with the lowest level of identifiable cash flows for purposes of our impairment evaluation, other than described below. In periods when goodwill remained on that reporting unit, we tested the SPIG asset group for impairment in accordance with ASC 360-10 before testing goodwill for impairment at the SPIG reporting unit in accordance with ASC 350-20. The first step of the ASC 360 impairment test is to compare the carrying value of the asset group to the sum of the undiscounted cash flows attributable to the asset group and the residual values of the assets at the end of the life of the primary assets. In our tests as of December 31, 2018, June 30, 2018 and September 30, 2017, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of the SPIG asset group and no impairment was indicated. In each of these tests, reasonable changes in the assumptions used to develop the future cash flow would not have indicated impairment. In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired. SPIG did not have significant property, plant and equipment in these geographies.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in the third quarter of 2019. The new location in Akron is expected to reduce operating costs, net of rent, and to provide a space that better meets our needs.  We do not expect to incur significant relocation costs; however, we expect $7.0 million of accelerated depreciation to be recognized through mid-2019, of which $2.9 million was recognized in the year ended December 31, 2018.

In the year ended December 31, 2016, we recognized a $14.9 million impairment charge related primarily to the impairment of long-lived assets at out one coal-fired power plant located in Ebensburg, Pennsylvania, which was subsequently sold in 2017. The impairment charge was determined as the difference between the fair value of the power plant's long-lived assets less the estimated cost to sell and the carrying value of the assets before recording the impairment charge.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with all other relevant positive and negative evidence. As of December 31, 2018, we have recorded a valuation allowance on our net deferred tax assets in the U.S., as we do not believe it is more likely than not that a portion of our U.S. deferred tax assets will be realized.

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

As a result of accumulations of the Company's common stock among several large shareholders and the impact of the 2018 Rights Offering that was completed on April 30, 2018, we continue to monitor for the possibility of an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the Company have increased their collective holdings by more than 50% during the prior three-year period.  Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. Small changes in ownership by shareholders owning at least 5% of the Company could result in an ownership change. The terms of the financing under active discussion on April 2, 2019, the date of this annual report, as described in Note 1 to the Consolidated Financial Statements included in Item 8 would likely result in an "ownership change" under IRC Section 382 if completed as described. If we had experienced an "ownership change" as of December 31, 2018, the future utilization of our federal net operating loss and credit carryforwards would be limited to approximately $1.7 million annually, but quantification is dependent upon the value of the Company multiplied by the long-term tax-exempt rate at the time of the ownership change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed here under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report. Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in United States Government obligations and highly liquid money market instruments denominated in United States dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are classified as available-for-sale.

Our United States revolving credit facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates. On December 31, 2018, its principal balance was $144.9 million, and the weighted average interest rate was 7.82%. Our Last Out Term Loans are also variable-rate debt and it has a paid-in-kind interest feature which is additive to the principal balance. The variable interest rate plus the paid-in-kind interest feature are primarily determined by liquidity risk, and that market interest rates risk is not believed to be a significant indication of fair value of the Last Out Term Loans. On December 31, 2018, the principal balance of Tranche A-1 of the Last Out Term Loans was $35.2 million inclusive of original issue discount costs, transaction expenses, and paid-in-kind interest, and the weighted average interest rate was 25.38%. If the balances of the United States revolving credit facility and the Last Out Term Loans at December 31, 2018 were to remain constant, a 100 basis points change in market interest rates would impact our cash flow by an estimated $1.8 million per year.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, Great British pound, Euro, Canadian dollar, and Chinese yuan. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, certain matters exist which raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cleveland, Ohio
April 2, 2019

We have served as the Company’s auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenues	$1,062,388	$1,341,429	$1,420,941
Costs and expenses:
Cost of operations	1,192,032	1,317,211	1,282,675
Selling, general and administrative expenses	223,331	221,145	217,084
Goodwill and other intangible asset impairment	40,046	86,903	—
Restructuring activities and spin-off transaction costs	16,758	15,039	38,813
Research and development costs	3,780	7,614	8,849
Loss (gain) on asset disposals, net	1,438	13	(25)
Total costs and expenses	1,477,385	1,647,925	1,547,396
Equity in income and impairment of investees	(11,603)	(9,867)	16,440
Operating loss	(426,600)	(316,363)	(110,015)
Other income (expense):
Interest income	244	507	802
Interest expense	(49,613)	(25,933)	(3,702)
Gain on sale of business	39,815	—	—
Loss on debt extinguishment	(49,241)	—	—
Benefit plans, net	(42,123)	29,688	(4,152)
Foreign exchange	(28,542)	(4,751)	(1,944)
Other – net	259	(698)	(616)
Total other income (expense)	(129,201)	(1,187)	(9,612)
Loss before income tax expense	(555,801)	(317,550)	(119,627)
Income tax expense	102,224	63,709	2,706
Loss from continuing operations	(658,025)	(381,259)	(122,333)
(Loss) income from discontinued operations, net of tax	(66,832)	2,244	7,251
Net loss	(724,857)	(379,015)	(115,082)
Net income attributable to noncontrolling interest	(435)	(809)	(567)
Net loss attributable to stockholders	$(725,292)	$(379,824)	$(115,649)

Basic and diluted loss per share - continuing operations	$(5.18)	$(8.14)	$(2.45)
Basic and diluted (loss) earnings per share - discontinued operations	(0.52)	0.05	0.14
Basic and diluted loss per share	$(5.70)	$(8.09)	$(2.31)

Shares used in the computation of earnings per share:
Basic and diluted	127,158	46,935	50,129
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net loss	$(724,857)	$(379,015)	$(115,082)
Other comprehensive income:
Currency translation adjustments (CTA), net of taxes	16,452	16,150	(24,494)

Reclassification of CTA to net loss	551	—	—

Derivative financial instruments:
Unrealized losses on derivative financial instruments	1,074	3,346	2,208
Income tax benefit	184	142	162
Unrealized losses on derivative financial instruments, net of taxes	890	3,204	2,046
Derivative financial instrument gains reclassified into net income	(1,623)	(2,503)	(3,598)
Income tax expense	(358)	(234)	(568)
Reclassification adjustment for gains included in net loss, net of taxes	(1,265)	(2,269)	(3,030)

Benefit obligations:
Unrealized (losses) gains on benefit obligations, net of taxes	(22)	(152)	7,692

Amortization of benefit plan benefits	(3,941)	(2,912)	(254)
Income tax benefit (expense)	1,630	43	(404)
Amortization of benefit plan (benefits) costs, net of taxes	(5,571)	(2,955)	150

Other	(38)	75	7

Other comprehensive income (loss)	10,997	14,053	(17,629)
Total comprehensive loss	(713,860)	(364,962)	(132,711)
Comprehensive income attributable to noncontrolling interest	(229)	(778)	(575)
Comprehensive loss attributable to stockholders	$(714,089)	$(365,740)	$(133,286)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
(in thousands, except per share amount)	2018	2017
Cash and cash equivalents	$43,214	$43,717
Restricted cash and cash equivalents	17,065	25,980
Accounts receivable – trade, net	197,203	252,508
Accounts receivable – other	44,662	78,813
Contracts in progress	144,727	135,811
Inventories	61,323	72,917
Other current assets	41,425	34,039
Current assets of discontinued operations	—	88,472
Total current assets	549,619	732,257
Net property, plant and equipment	90,892	114,707
Goodwill	47,108	85,678
Deferred income taxes	—	97,467
Investments in unconsolidated affiliates	—	43,278
Intangible assets	30,793	42,065
Other assets	27,085	25,741
Noncurrent assets of discontinued operations	—	181,036
Total assets	$745,497	$1,322,229

Foreign revolving credit facilities	$606	$9,173
U.S. revolving credit facility	144,900	—
Last out term loan	30,649	—
Second lien term loan facility	—	160,141
Accounts payable	199,882	205,396
Accrued employee benefits	19,319	27,058
Advance billings on contracts	149,367	171,997
Accrued warranty expense	45,117	33,514
Other accrued liabilities	122,149	89,549
Current liabilities of discontinued operations	—	47,499
Total current liabilities	711,989	744,327
U.S. revolving credit facility	—	94,300
Pension and other accumulated postretirement benefit liabilities	281,647	250,002
Other noncurrent liabilities	29,158	29,897
Noncurrent liabilities of discontinued operations	—	13,000
Total liabilities	1,022,794	1,131,526
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 168,791 and 44,065 shares at December 31, 2018 and December 31, 2017, respectively	1,748	499
Capital in excess of par value	1,047,062	800,968
Treasury stock at cost, 5,872 and 5,681 shares at December 31, 2018 and December 31, 2017, respectively	(105,590)	(104,785)
Accumulated deficit	(1,217,914)	(492,150)
Accumulated other comprehensive loss	(11,432)	(22,429)
Stockholders' (deficit) equity attributable to shareholders	(286,126)	182,103
Noncontrolling interest	8,829	8,600
Total stockholders' (deficit) equity	(277,297)	190,703
Total liabilities and stockholders' (deficit) equity	$745,497	$1,322,229
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity

	Shares	Par Value
		(in thousands, except share and per share amounts)
December 31, 2015 Balance	52,481	$540	$790,464	$(25,408)	$965	$(18,853)	$719	$748,427
Net loss	—	—	—	—	(115,649)	—	567	(115,082)
Currency translation adjustments	—	—	—	—	—	(24,494)	8	(24,486)
Derivative financial instruments	—	—	—	—	—	(984)	—	(984)
Defined benefit obligations	—	—	—	—	—	7,842	—	7,842
SPIG Acquisition	—	—	—	—	—	—	7,754	7,754
Available-for-sale investments	—	—	—	—	—	7	—	7
Stock-based compensation charges	423	46	16,125	(2,731)	—	—	—	13,440
Repurchased shares	(4,216)	(42)	—	(75,679)	—	—	—	(75,721)
Dividends to noncontrolling interests	—	—	—	—	—	—	(246)	(246)
December 31, 2016 Balance	48,688	$544	$806,589	$(103,818)	$(114,684)	$(36,482)	$8,802	$560,951

Net loss	—	$—	$—	$—	$(379,824)	$—	$809	$(379,015)
Currency translation adjustments	—	—	—	—	—	16,150	(31)	16,119
Derivative financial instruments	—	—	—	—	—	935	—	935
Defined benefit obligations	—	—	—	—	—	(3,107)	—	(3,107)
Available-for-sale investments	—	—	—	—	—	75	—	75
Stock-based compensation charges	212	3	11,005	(967)	2,358	—	—	12,399
Common stock retirement	(4,835)	(48)	(16,626)	—	—	—	—	(16,674)
Dividends to noncontrolling interests	—	—	—	—	—	—	(980)	(980)
December 31, 2017 Balance	44,065	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$8,600	$190,703

Net loss	—	—	—	—	(725,292)	—	435	$(724,857)
Revenue recognition standard adoption	—	—	—	—	(472)	—	—	(472)
Currency translation adjustments	—	—	—	—	—	17,003	(206)	16,797
Derivative financial instruments	—	—	—	—	—	(375)	—	(375)
Defined benefit obligations	—	—	—	—	—	(5,593)	—	(5,593)
Available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Rights offering, net	124,256	1,243	243,846	—	—	—	—	245,089
Stock-based compensation charges	470	6	2,248	(805)	—	—	—	1,449
December 31, 2018 Balance	168,791	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(724,857)	$(379,015)	$(115,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	32,003	40,138	39,583
Amortization of deferred financing costs, debt discount and payment-in-kind interest	25,727	6,407	1,244
Gain on sale of business, net	(33,919)	(1,064)	—
Loss on debt extinguishment	49,241	—	—
Goodwill impairment of discontinued operations	72,309	—	—
Goodwill and other intangible asset impairment	40,046	86,903	—
Income from equity method investees	(6,758)	(8,326)	(16,440)
Other-than-temporary impairment of equity method investment in TBWES	18,362	18,193	—
Losses on asset disposals and impairments	1,313	1,871	14,938
Provision for (benefit from) deferred income taxes, including valuation allowances	98,060	50,304	(9,000)
Mark to market losses (gains) and prior service cost amortization for pension and postretirement plans	63,511	(11,608)	36,346
Stock-based compensation, net of associated income taxes	2,254	11,813	16,129
Changes in assets and liabilities:
Accounts receivable	80,376	9,414	46,755
Dividends from equity method investees	890	50,134	12,160
Accrued insurance receivable	12,300	—	(15,000)
Contracts in progress and advance billings on contracts	(28,644)	(24,001)	(13,259)
Inventories	10,337	11,874	2,869
Income taxes	(5,342)	26,618	22,593
Accounts payable	(4,360)	(14,664)	4,542
Accrued and other current liabilities	38,734	(30,049)	5,959
Accrued contract losses	21,531	17,599	19,151
Pension liabilities, accrued postretirement benefits and employee benefits	(38,976)	(44,584)	(46,973)
Other, net	(6,023)	(7,790)	(4,242)
Net cash from operating activities	(281,885)	(189,833)	2,273
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,473)	(14,278)	(22,450)
Acquisition of business, net of cash acquired	—	(52,547)	(144,780)
Proceeds from sale of businesses, net of cash sold	155,016	—	—
Proceeds from sale of equity method investments in joint ventures	28,764	—	17,995
Investment in equity method investee	—	—	(26,256)
Purchases of available-for-sale securities	(34,836)	(29,252)	(45,217)
Sales and maturities of available-for-sale securities	35,220	31,435	29,846
Other, net	534	708	646
Net cash from investing activities	179,225	(63,934)	(190,216)

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	565,200	629,722	205,600
Repayments of our U.S. revolving credit facility	(514,600)	(545,222)	(195,800)
Borrowings under our last out term loan from related party	30,000	—	—
Proceeds from our second lien term loan facility, net of $34.2 million discount	—	161,674	—
Repayments of our second lien term loan facility	(212,590)	—	—
Borrowings under our foreign revolving credit facilities	—	273	5,674
Repayments of our foreign revolving credit facilities	(7,322)	(6,597)	(20,248)
Common stock repurchase from related party	—	(16,674)	—
Proceeds from rights offering	247,132	—	—
Costs related to rights offering	(3,286)	—	—
Debt issuance costs	(22,360)	(15,002)	—
Issuance of common stock	1,243	—	—
Shares of our common stock returned to treasury stock	(805)	(967)	(78,410)
Other, net	—	(1,082)	(246)
Net cash from financing activities	82,612	206,125	(83,430)
Effects of exchange rate changes on cash	(2,320)	6,632	(7,306)
Net decrease in cash, cash equivalents and restricted cash	(22,368)	(41,010)	(278,679)
Less net increase (decrease) in cash and cash equivalents of discontinued operations	(12,950)	4,489	8,461
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(9,418)	(45,499)	(287,140)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	69,697	115,196	402,336
Cash, cash equivalents and restricted cash of continuing operations, end of period	$60,279	$69,697	$115,196

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The 2018, 2017 and 2016 Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "we," "us," "our" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We have eliminated all intercompany transactions and accounts. We present the notes to our Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

On June 8, 2015, BWXT's board of directors approved the spin-off of B&W through the distribution of shares of B&W common stock to holders of BWXT common stock (the "spin-off"). On June 30, 2015, B&W became a separate publicly-traded company, and BWXT did not retain any ownership interest in B&W.

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

We face liquidity challenges from losses recognized on our six European Vølund loss contracts described in Note 7, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt at each of December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 19 and Note 20. We obtained waivers to the Amended Credit Agreement that temporarily waived, prevented or resolved these defaults as described in Note 19 and Note 31. The most recent waiver extends through April 5, 2019.

To address our liquidity needs and the going concern uncertainty, we:

•	raised gross proceeds of $248.4 million on April 30, 2018 through the rights offering as described in Note 22 (the "2018 Rights Offering");

•	repaid on May 4, 2018 the Second Lien Term Loan Facility described in Note 21 that had been in default beginning March 1, 2018;

•
completed the sale of our MEGTEC and Universal businesses on October 5, 2018, for $130 million, subject to adjustment, resulting in receipt of $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million that was deposited in escrow pending final settlement of working capital and other customary matters;

•
completed the sale of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, on September 17, 2018 for $45 million subject to adjustment, resulting in receipt of $38.9 million in cash and $4.9 million, which was deposited in escrow pending final settlement of working capital and other customary matters;

•
sold our equity method investments in Babcock & Wilcox Beijing Company, Ltd. ("BWBC"), a joint venture in China, and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), a joint venture in India, and settled related contractual claims, resulting in proceeds of $21.1 million in the second quarter of 2018 and $15.0 million in the third quarter of 2018, respectively;

•	sold another non-core business for $5.1 million in the first quarter of 2018;

•	initiated restructuring actions and other additional cost reductions since the second quarter of 2018 that are designed to save approximately $84 million annually;

•
received $30 million in net proceeds from Tranche A-1 of Last Out Term Loans, described in Note 20, from B. Riley FBR, Inc., a related party, in September and October 2018 (Tranche A-1 was assigned to Vintage Capital Management LLC, another related party, on November 19, 2018);

•	received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 31, from B. Riley Financial, Inc., a related party on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund loss contracts to the customers and negotiating settlement of the remaining two loss contracts in the first quarter of 2019 as described in Note 7; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 31, the most recent of which extends through April 5, 2019, unless earlier terminated, and waives our compliance with a number of covenants and events of default under, the Amended Credit Agreement.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. We are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement, and since March 20, 2019, we have also been nearly fully drawn on the U.S. Revolving Credit Facility, such that only minimal additional amounts were available for borrowings or letters of credit.

Based on our forecasts, we will require additional amendments to or waivers under the Amended Credit Agreement and additional financing to fund working capital and the settlements of two of our six European Vølund loss contracts described in Note 7 prior to April 5, 2019 to continue as a going concern. We are currently in active discussions with the lenders under the Amended Credit Agreement (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the Amended Credit Agreement, a reduction of the minimum liquidity requirements that we must maintain, a reset of future financial covenant ratios and amendments to other covenant requirements in order to allow us to continue to operate as a going concern. Our current discussions have focused around the extension of additional Last Out Term Loans, primarily from related parties, in an amount necessary to fund the settlement of the European Vølund loss contracts and provide liquidity for our operations. In connection with these loans, we have also discussed seeking shareholder approval for a reverse stock split and various other matters that could result in substantial dilution to our shareholders not participating in this financing, such as a rights offering to repay a portion of these additional Last Out Term Loans, the exchange of a portion of our existing Last Out Term Loans for shares of common stock and the issuance of warrants with a de minimis strike price to lenders participating in these additional Last Out Term Loans or other parties. We also discussed whether, as part of any financing transaction, we would provide director nomination rights over some or even a substantial majority of our board of directors to two of the related parties involved in these financing efforts or whether we would add an event of default if we fail to refinance the U.S. Revolving Credit Facility within twelve months following the filing of this annual report. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders. There can be no assurance that our lenders or any other person will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

NYSE Continued Listing Status

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We informed the NYSE that we currently intend to seek to cure the price condition by executing our strategic plan, which is expected to result in improved operational and financial performance that we expect will ultimately lead to a recovery of our common stock price. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we are also prepared to consider a reverse stock split to cure the deficiency, should such action be necessary, subject to approval of our shareholders, at our next annual meeting. Our common stock could also be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take in a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

We operate in three reportable segments. Our reportable segments are as follows:

•
Babcock & Wilcox segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications. This segment was formerly named the Power segment.

•
Vølund & Other Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment and operations and maintenance services for the waste-to-energy and biomass power generation industries. This segment was formerly named the Renewable segment.

•	SPIG segment: focused on the supply of custom-engineered cooling systems for steam applications along with related aftermarket services. SPIG was formerly part of the Industrial segment.

For financial information about our segments see Note 6 to our Consolidated Financial Statements.

Use of estimates

We use estimates and assumptions to prepare our Consolidated Financial Statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates associated with assessing whether goodwill and other long-lived assets are impaired, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible and tangible assets, estimates associated with the realizability of deferred tax assets, estimates associated with determining the fair value of the transactions with American Industrial Partners, a related party (see Note 21), and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings per share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares, and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met.

Investments

Our investments primarily relate to our wholly owned insurance subsidiary. Our investments, which are primarily highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We classify investments available for current operations in the Consolidated Balance Sheets as current assets, while we classify investments held for long-term purposes as noncurrent assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other - net in our Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included transaction losses of $(28.5) million, $(4.8) million and $(1.9) million in the years ended December 31, 2018, 2017 and 2016, respectively, in foreign exchange in our Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox and SPIG segments, accounted for 19%, 18% and 18% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 81%, 82% and 82% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in our Vølund & Other Renewable segment. Refer to Note 6 for our disaggregation of revenue by product line.

As of December 31, 2018, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin.

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception has not been recorded for sales commission as a liability has not been incurred at that point.

Contract Balances

Contracts in progress, a current asset in our Consolidated Balance Sheets, includes revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in our Consolidated Balance Sheets, includes advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the cost-to-cost input method. Those balances are classified as current based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and the collection of all amounts for unbilled revenues is deemed probable. We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other current liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in other accrued liabilities, a current liability, in our Consolidated Balance Sheets.

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

Research and development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development activities totaled $3.8 million, $7.6 million and $8.8 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S., Canadian and U.K. subsidiaries. We use actuarial valuations to calculate the cost and benefit obligations of our pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of our benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

We determine our discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. We use an alternative spot rate method for discounting the benefit obligation rather than a single equivalent discount rate because it more accurately applies each year's spot rates to the projected cash flows.

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

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our Consolidated Statements of Operations.

Cash and cash equivalents and restricted cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties, the age of receivable balances and any other known factors specific to a receivable. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $21.4 million and $11.6 million at December 31, 2018 and 2017, respectively. In the fourth quarter of 2018, we increased the allowance for doubtful accounts by $5.9 million for the Chinese operations of the Babcock & Wilcox segment. Additionally in the fourth quarter of 2018, SPIG increased its allowance for doubtful accounts by $9.3 million related to projects in the Middle East. Amounts charged to selling, general and administrative expenses were $15.5 million for the year ended December 31, 2018. Amounts charged to selling, general and administrative expenses or deducted from the allowance were not significant to our statement of operations in the years ended December 31, 2017 and 2016.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Babcock & Wilcox segment, where we use the last-in, first-out ("LIFO") method. We determined the cost of approximately 22% and 18% of our total inventories using the LIFO method at December 31, 2018 and 2017, respectively, and our total LIFO reserve at December 31, 2018 and 2017 was approximately $7.6 million and $7.0 million, respectively. Our obsolete inventory reserve was $7.9 million and $6.3 million at December 31, 2018 and 2017, respectively. In the fourth quarter of 2018, we increased our inventory reserve by $1.4 million for the Chinese operations of the Babcock & Wilcox segment as a result of a strategic change in that business unit. The components of inventories can be found in Note 12.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $21.8 million, $19.4 million and $18.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

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

Investments in unconsolidated joint ventures

We use the equity method of accounting for investments in joint ventures in which we are able to exert significant influence, but not control. Joint ventures in which our investment ownership is less than 20% and where we are unable to exert significant influence are carried at cost. We assess our investments in unconsolidated joint ventures for other-than-temporary-impairment when significant changes occur in the investee's business or our investment philosophy. Such changes might include a series of operating losses incurred by the investee that are deemed other-than-temporary, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a change in the strategic reasons that were important when we originally entered into the joint venture. If an other-than-temporary-impairment were to occur, we would measure our investment in the unconsolidated joint venture at fair value.

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or when impairment indicators are present. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we perform a quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. Beginning April 1, 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Goodwill impairment tests after April 1, 2018 recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill. Prior to April 1, 2018, we used a two-step impairment test. The first step of the test compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of the impairment loss, if any. The second step compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

Intangible assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and quantitatively tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by quantitatively determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

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

We enter into derivative financial instruments primarily as hedges of certain firm purchase and sale commitments and certain intercompany loans denominated in foreign currencies. We record these contracts at fair value on our Consolidated Balance Sheets and defer the related gains and losses in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value and any portion excluded from the assessment of effectiveness is immediately recognized in foreign exchange on our Consolidated Statements of Operations. The gain or loss on a derivative instrument not designated as a hedging instrument is also immediately recognized in earnings. Gains and losses on derivative financial instruments that require immediate recognition are included as a component of foreign exchange in our Consolidated Statements of Operations.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other liabilities on our Consolidated Balance Sheets are reserves for self-insurance totaling $21.6 million and $23.1 million at the years ended December 31, 2018 and 2017, respectively.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 23. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Stock-based compensation

The fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Fair values for stock options are determined using a Black-Scholes option-pricing model ("Black-Scholes"). For performance shares or units granted in the years ended December 31, 2018 and 2017 that contain a Relative Total Shareholder Return vesting criteria and for stock appreciation rights, we utilize a Monte Carlo simulation to determine the fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model or a Monte Carlo simulation requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are to be presented as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 9 for further discussion of stock-based compensation.

Recently adopted accounting standards

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. The new accounting standard provides a comprehensive model to use in accounting for revenue from contracts with customers. The new accounting standard also requires more detailed disclosures to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. See Note 7 for additional accounting policy disclosures.

Effective January 1, 2018, we prospectively adopted ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which resulted in an immaterial impact on our financial results. The new accounting standard requires investments such as available-for-sale securities to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income.

Effective January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which resulted in an immaterial impact on our financial results. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Of the eight classification-related changes this new standard requires in the statement of cash flows, only two of the classification requirements are relevant to our historical cash flow statement presentation (presentation of debt prepayments and presentation of distributions from equity method investees). However, the new classification requirements did not change our historical statement of cash flows.

Effective January 1, 2018, we retrospectively adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires the changes in the total of cash, cash equivalents and restricted cash to be shown together in the statement of cash flows and no longer presenting transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Historically, we have presented the transfer of cash to restricted cash and cash equivalents in the investing section of the statement of cash flows. With the adoption of ASU 2016-18, changes in restricted cash are also included in statement of cash flows based on the nature of the change together with unrestricted cash flows. The only meaningful effect on our financial statements is related to the restricted cash received from the sale of BWBC as described in Note 13, which is reflected as investing cash flow. All other effects of adopting this new standard were immaterial. The detail of cash, cash equivalents, and restricted cash is included in Note 26.

Effective January 1, 2018, we retrospectively adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Benefit Cost and Net Periodic Postretirement Benefit Cost. The new guidance classifies service cost as the only component of net periodic benefit cost presented in cost of operations, whereas the other components will be presented in other income. Upon adoption, this affected not only how we present net periodic benefit cost, but also Babcock & Wilcox segment gross profit. The changes in the classification of the historical components of net periodic benefit costs from operating expense to other expense for the years ended December 31, 2017 and 2016 amounted to $29.7 million and $4.2 million, respectively, and are reflected in our Consolidated Statements of Operations. The components of cost and benefit from our pension and other postretirement plans are detailed together with the location in our Consolidated Statements of Operations in Note 18.

Effective April 1, 2018, we early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. See Note 14 for further discussion of the goodwill impairment we recognized in 2018.

Effective October 1, 2018, we early adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  The new guidance provides modifications to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans.  Included in these modifications is the removal of five disclosure requirements for public entities.  The adoption of this ASU did not have a material impact on our financial statements or disclosures.

Effective October 1, 2018, we early adopted ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The new guidance provides modifications to the disclosure requirements in Topic 820, primarily related to assets measured at fair value under Level 3 of the fair value hierarchy. The adoption of this ASU did not have a material impact on our financial statements or disclosures.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Loss from continuing operations	$(658,460)	$(382,068)	$(122,900)
(Loss) income from discontinued operations, net of tax	(66,832)	2,244	7,251
Net loss attributable to shareholders	$(725,292)	$(379,824)	$(115,649)

Weighted average shares used to calculate basic and diluted earnings per share	127,158	46,935	50,129

Basic and diluted loss per share - continuing operations	$(5.18)	$(8.14)	$(2.45)
Basic and diluted (loss) earnings per share - discontinued operations	(0.52)	0.05	0.14
Basic and diluted loss per share	$(5.70)	$(8.09)	$(2.31)

Because we incurred a net loss in the years ended December 31, 2018, 2017 and 2016, basic and diluted shares are the same. If we had net income in the years ended December 31, 2018, 2017, and 2016, diluted shares would include an additional 0.7 million, 0.4 million and 0.5 million shares, respectively.

We excluded 2.9 million, 2.0 million and 3.4 million shares related to stock options from the diluted share calculation for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

NOTE 4 – DISCONTINUED OPERATIONS

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG, pursuant to a stock purchase agreement executed on June 5, 2018 for $130.0 million, subject to adjustment. We received $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million, which was deposited in escrow pending final settlement of working capital and other customary matters. The escrow matters are expected to be resolved within 18 months from the closing date. We primarily used proceeds from the transaction to reduce outstanding balances under our U.S. Revolving Credit Facility and for working capital purposes.

Subsequent to October 5, 2018, changes in estimated working capital and other items have resulted in an estimated loss on sale and is presented in the table below in loss on sale of business.

Beginning with June 30, 2018, the MEGTEC and Universal businesses are classified as discontinued operations because the disposal represents a strategic shift that had a major effect on our operations; they were previously included in our Industrial segment, which has been renamed the SPIG segment because SPIG is the remaining business of the former Industrial segment. We recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in Loss from discontinued operations, net of tax, in our Consolidated Statements of Operations and is presented below as goodwill impairment.

The following table presents selected financial information regarding the discontinued operations included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue	$170,908	$216,306	$157,322
Cost of operations	134,057	170,501	115,362
Selling, general and administrative	26,596	38,380	27,063
Goodwill impairment	72,309	—	—
Restructuring charge	—	408	1,994
Research and development	1,224	1,798	1,557
Loss (gain) on asset disposals	(1,991)	2	(7)
Operating (loss) income	(61,287)	5,217	11,353
Loss on sale of business	(5,521)	—	—
Income tax (benefit) expense	(233)	1,107	4,237
Net (loss) income	(66,832)	2,244	7,251

The following table presents the major classes of assets that have been presented as assets and liabilities of discontinued operations in our Consolidated Balance Sheets:

(in thousands)	December 31, 2017
Cash and cash equivalents	$12,950
Accounts receivable – trade, net	39,196
Accounts receivable – other	157
Contracts in progress	25,409
Inventories	9,245
Other current assets	1,515
Current assets of discontinued operations	88,472
Net property, plant and equipment	27,224
Goodwill	118,720
Deferred income taxes	359
Intangible assets	34,715
Other assets	18
Noncurrent assets of discontinued operations	181,036
Total assets of discontinued operations	$269,508

Accounts payable	$19,838
Accrued employee benefits	3,095
Advance billings on contracts	9,073
Accrued warranty expense	5,506
Other accrued liabilities	9,987
Current liabilities of discontinued operations	47,499
Pension and other accumulated postretirement benefit liabilities	6,388
Other noncurrent liabilities	6,612
Noncurrent liabilities of discontinued operations	13,000
Total liabilities of discontinued operations	$60,499

The significant components of discontinued operations included in our Consolidated Statements of Cash Flows are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Depreciation and amortization	$3,482	$9,688	$5,060
Goodwill impairment	72,309	—	—
Loss (gain) on asset disposals	(1,991)	2	(7)
Loss on sale of business	5,521	—	—
Benefit from deferred income taxes	(944)	(359)	(255)
Purchase of property, plant equipment	(77)	(1,254)	(175)
Acquisition of Universal, net of cash acquired	—	(52,547)	—

NOTE 5 – DIVESTITURES AND ACQUISITIONS

Divestiture

Palm Beach Resource Recovery Corporation ("PBRRC")

On September 17, 2018, we sold all of the issued and outstanding capital stock of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, to Covanta Pasco, Inc., a wholly owned subsidiary of Covanta Holding Company for $45 million, subject to adjustment. We received $38.9 million in cash and $4.9 million that was deposited in escrow pending final settlement of working capital and other customary matters. The escrow is available to resolve any submitted claims or adjustments up to 18 months from the closing date and was primarily recorded in non-current other assets as of December 31, 2018. We recognized a $39.8 million pre-tax gain on sale of this business in 2018, net of $0.8 million of transaction costs. PBRRC was formerly part of the Vølund & Other Renewable segment and represented most of the operations and maintenance revenue for the years ended December 31, 2018, 2017 and 2016.

We continue to evaluate further dispositions and additional opportunities for cost savings, as well as other alternatives to increase our financial flexibility as we progress towards completion on our Vølund loss projects, as described in Note 7.

Acquisitions

Universal Acoustic & Emission Technologies, Inc.

On January 11, 2017, we acquired Universal Acoustic & Emission Technologies, Inc. ("Universal") for approximately $52.5 million in cash, funded primarily by borrowings under our United States revolving credit facility, net of $4.4 million cash acquired in the business combination. Transaction costs included in the purchase price were approximately $0.2 million. We accounted for the Universal acquisition using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. In order to purchase Universal, we borrowed approximately $55 million under the U.S. Revolving Credit Facility in 2017.

Universal provides custom-engineered acoustic, emission and filtration solutions to the natural gas power generation, mid-stream natural gas pipeline, locomotive and general industrial end-markets. Universal's product offering includes gas turbine inlet and exhaust systems, silencers, filters and enclosures. At the acquisition date, Universal employed approximately 460 people, mainly in the United States and Mexico. During 2017, we integrated Universal with our Industrial segment. Universal contributed $69.1 million of revenue and $14.5 million of gross profit to our operating results in the year ended December 31, 2017. During 2018, Universal met the criteria for classification as a discontinued operation and was subsequently sold on October 5, 2018. See Note 4 for additional information about discontinued operations and the sale of Universal.

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

Year Ended
(in thousands)	December 31, 2016
Revenues	$1,660,986
Net loss attributable to B&W	(113,940)
Basic earnings per common share	(2.27)
Diluted earnings per common share	(2.27)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•	A net increase in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $2.8 million in the year ended December 31, 2016.

•	Elimination of the historical interest expense recognized by Universal of $0.4 million in the year ended December 31, 2016.

•	Elimination of $2.1 million in transaction related costs recognized in the year ended December 31, 2016.

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

Based in Arona, Italy, SPIG is a global provider of custom-engineered comprehensive dry and wet cooling solutions and aftermarket services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets. The acquisition of SPIG was consistent with B&W's goal to grow and diversify its technology-based offerings with new products and services in the industrial markets that are complementary to our core businesses. In the year ended December 31, 2016, SPIG contributed $96.3 million of revenue and $8.0 million of gross profit.

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
We finalized the purchase price allocation as of December 31, 2016, which resulted in a $2.5 million increase in goodwill. The goodwill arising from the purchase price allocation of the SPIG acquisition is believed to be a result of the synergies created from combining its operations with B&W's, and the growth it can provide from its wide scope of engineered cooling and service offerings and customer base. None of this goodwill is expected to be deductible for tax purposes. Also, see Note 14 for the results of our subsequent goodwill impairment assessments.

The intangible assets included above consist of the following:

(in thousands)	Fair value (in thousands)	Weighted average estimated useful life (in years)
Customer relationships	$12,217	9
Backlog	17,769	2
Trade names / trademarks	8,885	20
Technology	14,438	10
Non-compete agreements	1,666	3
Internally-developed software	189	3
Total amortizable intangible assets	$55,164
The acquisition of SPIG added $5.2 million, $9.1 million and $13.3 million of intangible asset amortization expense in the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of intangible assets is not allocated to segment results.

Approximately $1.6 million and $3.5 million of acquisition and integration related costs of SPIG was recorded as selling, general and administrative expenses in the Consolidated Statement of Operations for the years ended December 31, 2017 and 2016, respectively.

The following unaudited pro forma financial information below represents our results of operations for year ended December 31, 2016 had the SPIG acquisition occurred on January 1, 2016. The unaudited pro forma financial information below is not intended to represent or be indicative of our actual consolidated results had we completed the acquisition at January 1, 2016. This information should not be taken as representative of our future consolidated results of operations.

Year Ended December 31,
(in thousands)	2016
Revenues	$1,663,126
Net loss attributable to B&W	(111,500)
Basic earnings per common share	(2.22)
Diluted earnings per common share	(2.22)

The unaudited pro forma results included in the table above reflect the following pre-tax adjustments to our historical results:

•	A net increase (decrease) in amortization expense related to timing of amortization of the fair value of identifiable intangible assets acquired of $6.5 million in the year ended December 31, 2016.

•	Elimination of the historical interest expense recognized by SPIG of $0.5 million in the year ended December 31, 2016.

•	Elimination of $3.5 million in transaction related costs recognized in the year ended December 31, 2016.

NOTE 6 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments which are summarized as follows:

•
Babcock & Wilcox segment: focused on the supply of and aftermarket services for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications. This segment was formerly named the Power segment.

•
Vølund & Other Renewable segment: focused on the supply of steam-generating systems, environmental and auxiliary equipment and operations and maintenance services for the waste-to-energy and biomass power generation industries. This segment was formerly named the Renewable segment.

•	SPIG segment: focused on the supply of custom-engineered cooling systems for steam applications along with related aftermarket services. This segment was formerly part of the Industrial segment.

The segment information presented in the table below reflects the product line revenues that are reviewed by each segment's manager. These gross product line revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Babcock & Wilcox segment elimination is revenue associated with construction services. The primary component of total eliminations is associated with Babcock & Wilcox segment construction services provided to the SPIG segment. An analysis of our operations by segment is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Babcock & Wilcox segment
Retrofits	$223,516	$306,758	$392,854
New build utility and environmental	155,695	155,886	292,302
Aftermarket parts and field engineering services	271,028	277,129	292,535
Industrial steam generation	129,648	123,127	107,267
Eliminations	(25,311)	(41,838)	(102,980)
	754,576	821,062	981,978
Vølund & Other Renewable segment
Renewable new build and services	137,565	282,228	284,684
Operations and maintenance services	44,507	64,970	65,814
Eliminations	(890)	—	(1,326)
	181,182	347,198	349,172
SPIG segment
New build cooling systems	112,758	126,674	19,961
Aftermarket cooling system services	40,867	54,811	76,330
	153,625	181,485	96,291

Eliminations	(26,995)	(8,316)	(6,500)
	$1,062,388	$1,341,429	$1,420,941

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or as an alternative to cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Gross profit (loss)(1):
Babcock & Wilcox segment	$141,054	$171,008	$213,541
Vølund & Other Renewable segment	(238,125)	(128,205)	(68,109)
SPIG segment	(25,113)	(7,967)	8,026
Intangible amortization expense included in cost of operations	(6,055)	(10,618)	(15,192)
Inventory reserve for strategic change in China	(1,405)	—	—
	(129,644)	24,218	138,266

Selling, general and administrative ("SG&A") expenses	(198,200)	(218,060)	(216,486)
Financial advisory services included in SG&A	(18,625)	(2,659)	—
Trade receivable reserve in SG&A for Chinese operations	(5,845)	—	—
Intangible amortization expense included in SG&A	(661)	(426)	(598)
Goodwill and other intangible asset impairment	(40,046)	(86,903)	—
Restructuring activities and spin-off transaction costs	(16,758)	(15,039)	(38,813)
Research and development costs	(3,780)	(7,614)	(8,849)
(Loss) gain on asset disposals, net	(1,438)	(13)	25
Equity in income and impairment of investees	(11,603)	(9,867)	16,440
Operating loss	$(426,600)	$(316,363)	$(110,015)
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Adjusted EBITDA
Babcock & Wilcox segment(1)	$83,640	$103,294	$130,735
Vølund & Other Renewable segment	(276,266)	(170,344)	(105,102)
SPIG segment	(53,406)	(29,792)	1,862
Corporate(2)	(26,876)	(36,147)	(35,343)
Research and development costs	(3,780)	(7,614)	(8,849)
Foreign exchange	(28,542)	(4,751)	(1,944)
Other – net	259	(698)	(616)
	(304,971)	(146,052)	(19,257)

Depreciation & amortization	(28,521)	(30,449)	(34,523)
Interest expense, net	(49,364)	(25,426)	(2,900)
Loss on debt extinguishment	(49,241)	—	—
Restructuring activities and spin-off transaction costs	(16,758)	(15,039)	(38,813)
Financial advisory services included in SG&A	(18,625)	(2,659)	—
Acquisition and integration costs included in SG&A	—	(1,522)	—
Reserves for strategic change in China	(7,250)	—	—
MTM (loss) gain from benefit plans	(67,474)	8,706	(24,159)
Goodwill and other intangible asset impairment	(40,046)	(86,903)	—
Impairment of equity method investment in TBWES	(18,362)	(18,193)	—
Gain on sale of equity method investment in BWBC	6,509	—	—
Gain on sale of business	39,815	—	—
(Loss) gain on asset disposal	(1,513)	(13)	25
Loss before income tax expense	(555,801)	(317,550)	(119,627)
Income tax expense (benefit)	102,224	63,709	2,706
Loss from continuing operations	(658,025)	(381,259)	(122,333)
(Loss) income from discontinued operations, net of tax	(66,832)	2,244	7,251
Net loss	(724,857)	(379,015)	(115,082)
Net income attributable to noncontrolling interest	(435)	(809)	(567)
Net loss attributable to stockholders	$(725,292)	$(379,824)	$(115,649)
(1) Babcock & Wilcox segment adjusted EBITDA includes $25.4 million, $21.0 million and $20.0 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, in the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $11.4 million, $8.8 million and $4.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
(in thousands)	2018	2017	2016
DEPRECIATION AND AMORTIZATION
Babcock & Wilcox segment	$16,047	$13,871	$15,906
Vølund & Other Renewable segment	4,301	4,633	3,979
SPIG segment	7,092	11,126	14,014
Segment depreciation and amortization	27,440	29,630	33,899
Corporate	1,081	819	624
Total depreciation and amortization	$28,521	$30,449	$34,523

We do not separately identify or report our assets by segment as our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have one customer in the Babcock & Wilcox segment, Southern Company, with revenues of $138.1 million that accounted for 13% of our consolidated revenue for the year ended December 31, 2018. We have no customers that individually accounted for more than 10% of our consolidated revenues in the years ended December 31, 2017, or 2016.

Information about our consolidated operations in different geographic areas

	Year Ended December 31,
(in thousands)	2018	2017	2016
REVENUES(1)
United States	$652,879	$615,089	$771,453
United Kingdom	64,465	183,755	196,000
Canada	90,459	95,763	62,822
Sweden	34,578	36,284	21,049
China	23,432	48,161	27,423
Germany	14,690	21,867	25,020
Italy	14,164	11,112	6,004
Denmark	12,426	82,058	53,824
Nigeria	12,211	6,754	—
Taiwan - Republic of China	11,690	528	718
Finland	10,161	6,808	5,434
Brazil	9,042	2,927	1,806
Belgium	8,226	288	300
Saudi Arabia	8,035	13,648	791
Vietnam	5,764	15,762	54,691
South Korea	5,678	41,217	44,657
India	5,642	3,116	4,254
Chile	5,597	3,403	3,721
Bahrain	5,286	7	—
Egypt	2,133	43,122	35,833
Aggregate of all other countries, each with less than $5 million in revenues	65,830	109,760	105,141
	$1,062,388	$1,341,429	$1,420,941
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year Ended December 31,
(in thousands)	2018	2017	2016
NET PROPERTY, PLANT AND EQUIPMENT
United States	$43,070	$60,611	$67,249
Mexico	20,458	21,950	22,594
China	8,720	10,093	13,460
United Kingdom	5,671	6,498	6,237
Denmark	7,372	7,954	6,749
Aggregate of all other countries, each with less than $5 million of net property, plant and equipment	5,601	7,601	5,683
	$90,892	$114,707	$121,972

NOTE 7 – REVENUE RECOGNITION AND CONTRACTS

Adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606")

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a $0.5 million net increase to opening retained earnings as of January 1, 2018 from the cumulative effect of adopting Topic 606 that primarily related to transitioning the timing of certain sales commissions expense. The effect on revenue from adopting Topic 606 was not material for the year ended December 31, 2018.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our consolidated balance sheets:

	Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$49,910	$69,577	$(19,667)	(28)%
Revenues recognized less billings to customers	94,817	66,234	28,583	43%
Contracts in progress	$144,727	$135,811	$8,916	7%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$140,933	$168,880	$(27,947)	(17)%
Costs of revenue recognized less cost incurred	8,434	3,117	5,317	171%
Advance billings on contracts	$149,367	$171,997	$(22,630)	(13)%

Net contract balance	$(4,640)	$(36,186)	$31,546	(87)%

Accrued contract losses	$61,651	$40,634	$21,017	52%

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at January 1, 2018. The change in our net contract balance was primarily driven by revenues recognized during 2018 that were included in contract liabilities at the beginning of the period and exceeded the receipt of new advanced payments from customers.

Backlog

On December 31, 2018 we had $782 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 54%, 12% and 34% of our remaining performance obligations as revenue in the remainder of 2019, 2020 and thereafter, respectively. Backlog reduced by approximately $467 million in September 2018 as a result of the sale of PBRRC described in Note 5.

Changes in Contract Estimates

In the years ended December 31, 2018, 2017 and 2016, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Increases in gross profits for changes in estimates for over time contracts	$18,183	$21,638	$42,368
Decreases in gross profits for changes in estimates for over time contracts	(262,389)	(174,906)	(149,169)
Net changes in gross profits for changes in estimates for over time contracts	$(244,206)	$(153,268)	$(106,801)

Vølund Loss Contracts

We had four Vølund contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2016. During 2017, two additional Vølund contracts in Europe became loss contracts. In the years ended December 31, 2018, 2017, and 2016, we recorded $233.0 million and $158.5 million and $141.1 million in net losses, respectively, inclusive of warranty expense as described in Note 17, resulting from changes in the estimated revenues and costs to complete the six European Vølund loss contracts. These changes in estimates in the years ended December 31, 2018, 2017 and 2016 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $11.5 million, $41.3 million and $35.8 million, respectively. The total anticipated liquidated damages associated with these six contracts were $88.6 million and $77.1 million at December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2017 there were corrections that reduced (increased) estimated contract losses at completion by $1.0 million, $(6.0) million and $1.1 million relating to the three months ended December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Management has determined these amounts are immaterial to the consolidated financial statements in both previous periods.

As of March 2019, four of the six Vølund loss contracts had been turned over to the customer, with only punch list or agreed remediation items remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. This applies to the first, third, fourth and sixth loss contracts. The customers for the second and fifth loss contracts are related parties, and a settlement agreement was reached on March 29, 2019 to limit our remaining risk related to these contracts. Under that settlement agreement, we agreed to pay a combined £70 million ($88.9 million) by April 5, 2019 in exchange for limiting and further defining our obligations under these second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by a specified date, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminates all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limits the remaining performance obligations and settled historic claims for nonconformance and delays, and we expect to turn over the plant in May 2019 and then begin the operations and maintenance contract that follows turnover of this plant. Additional engineering or core scope services, may be provided by us on the fifth loss contract on commercially acceptable terms. We will provide operations and maintenance services under an existing contract for the fifth loss project if properly notified and the plant is used as a biomass plant as designed.

As of December 31, 2018, the status of these six loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of December 31, 2018, this contract is approximately 95% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and as of December 31, 2018 was only pending customer agreement that contractual trial operations and takeover activities and requirements had been met. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the year ended December 31, 2018, we recognized additional contract losses of $31.8 million on the contract as a result of differences in actual and estimated costs, schedule delays and issues encountered during preparation for and completion of formal trial operations. Losses in the year ended December 31, 2018 also related to increases in expected warranty costs. Our estimate at completion as of December 31, 2018 includes $9.2 million of total expected liquidated damages. As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $4.9 million. In the year ended December 31, 2017, we recognized additional contract losses of $20.8 million as a result of differences in actual and estimated costs and schedule delays. As of December 31, 2017, this contract had $1.6 million of accrued losses and was 98% complete. In the year ended December 31, 2016, we recognized charges of $50.3 million (net of accrued insurance proceeds), and as of December 31, 2016, this project had $6.4 million of accrued losses and was 88% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of December 31, 2018, this contract was approximately 95% complete. Startup of the unit occurred in April 2018, and synchronization to the electrical grid while firing on biomass fuel occurred in September 2018. Trial operations are expected to begin in early April 2019 and takeover by the customer is expected in May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the year ended December 31, 2018, we recognized additional contract losses of $21.7 million on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. Losses in the year ended December 31, 2018 also related to increases in expected warranty costs and subcontractor productivity being lower than previous estimates. Our estimate at completion as of December 31, 2018 includes $19.0 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2018 and 2017 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $3.9 million. In the year ended December 31, 2017, we recognized contract losses of $47.8 million from changes in the expected selling price, construction cost estimates and schedule delays, and as of December 31, 2017, this contract had $12.8 million of accrued losses and was 81% complete. In the year ended December 31, 2016, we recognized charges of $28.1 million, and as of December 31, 2016, this project had $5.1 million of accrued losses and was 67% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of December 31, 2018, this contract was approximately 99% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017, and partial takeover was achieved in March 2018. We agreed with the customer to a full takeover at the end of October 2018 and scheduled a time line for remaining punch list activities to be completed around the customer's future planned outages. The contract is now in the warranty phase. During the year ended December 31, 2018, we recognized additional contract losses of $6.9 million as a result of changes in the estimated costs at completion. Our estimate at completion as of December 31, 2018 includes $6.8 million of total expected liquidated damages due to schedule delays. As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $0.5 million. In the year ended December 31, 2017, we recognized charges of $10.2 million from changes in our estimate at completion, and as of December 31, 2017, this contract had $0.7 million of accrued losses and was 98% complete. In the year ended December 31, 2016, we recognized charges of $30.1 million, and as of December 31, 2016, this project had $3.9 million of accrued losses and was 82% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of December 31, 2018, this contract was approximately 96% complete. Commissioning activities began in the first quarter of 2018, and construction was substantially complete at June 30, 2018. Startup of the unit occurred in May 2018, and synchronization to the electrical grid while firing on biomass fuel occurred in July 2018. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only punch list items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. During the year ended December 31, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in $31.3 million of additional contract losses due to challenges in startup commissioning activities, additional expected punch list and other commissioning costs, additional subcontractor costs and estimated liquidated damages. Losses in the year ended December 31, 2018 also include increases in expected warranty costs and subcontractor productivity being lower than previous estimates. Our estimate at completion as of December 31, 2018 includes $21.2 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2018 and December 31, 2017 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $2.1 million. In the year ended December 31, 2017, we recognized contract losses of $26.0 million from changes in the expected selling price, changes in construction cost estimates and schedule delays, and as of December 31, 2017, this contract had $4.7 million of accrued losses and was 85% complete. In the year ended

December 31, 2016, we recognized charges of $16.4 million, and as of December 31, 2016, this project had $1.6 million of accrued losses and was 61% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of December 31, 2018, this contract was approximately 76% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to support construction services to complete certain key systems of the plant by a specified date. The settlement also eliminates all historical claims and remaining liquidated damages. During the twelve months ended December 31, 2018, we revised our estimated revenue and costs at completion for this loss contract which resulted in $119.5 million of additional contract losses, including waiver of rejection rights, estimated costs of taking over the civil scope in the first quarter of 2018 from our joint venture partner, who entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018 and receipt of regulatory release later than expected in previous estimates to begin repairs to failed steel beam that failed in September 2017, which are described in more detail below. Losses in the twelve months ended December 31, 2018 also reflect an extended schedule from greater challenges in restarting work on a site that had been idle pending repairs on the failed steel beam, including the extent of items that had been damaged from weather exposure, and increases in expected warranty costs. Our estimate at completion as of December 31, 2018, includes $13.3 million of total expected liquidated damages due to schedule delays. As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $36.8 million. In the year ended December 31, 2017, we recognized charges of $40.2 million, respectively from changes in our estimate at completion, and as of December 31, 2017, this contract had $14.3 million of accrued losses and was 64% complete.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of December 31, 2018, this contract was approximately 95% complete. Commissioning activities began in the first quarter of 2018, construction was substantially completed in July 2018, startup of the unit occurred in July 2018. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only punch list items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the year ended December 31, 2018, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract losses of $22.0 million due to challenges in startup commissioning activities. Losses in the year ended December 31, 2018 also included the effects of schedule delays, inclusive of liquidated damages, estimated claim settlements, and increases in expected warranty costs. Our estimate at completion as of December 31, 2018 includes $19.1 million of total expected liquidated damages due to schedule delays. As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $1.4 million. In the year ended December 31, 2017, we recognized additional contract losses of $18.5 million from changes in our estimate at completion, and as of December 31, 2017, this contract had $2.5 million of accrued losses and was 76% complete.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $37 million, which is included in the December 31, 2018 estimated losses at completion for these three contracts.

Also, during the third quarter of 2017, we implemented a design change in three of the renewable facilities to increase the guaranteed power output, which will allow us to achieve contractual bonus opportunities for the higher output. In the fourth quarter of 2017, we obtained agreement from certain customers to increase the value of these bonus opportunities and to provide partial relief on liquidated damages. The bonus opportunities and liquidated damages relief increased the estimated selling price of the three contracts by approximately $19 million in total, and this positive change in estimated cost to complete was fully recognized in 2017 because each was a loss contract.

During the years ended December 31, 2018, 2017 and 2016, we recognized losses of $2.3 million, $2.5 million and $14.2 million, respectively, on our other Vølund renewable energy projects that are not loss contracts. Accrued liquidated damages associated with these projects was $9.0 million at December 31, 2016.

During the third quarter of 2016, we determined it was probable that we would receive a $15.5 million (DKK 100.0 million) insurance recovery for a portion of the losses on the first Vølund contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the receivable was recorded in 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit. The insurance recovery of $15.5 million is recorded in accounts receivable - other in our consolidated balance sheet, offset by a $12.3 million reserve at December 31, 2018.

SPIG U.S. Loss Contract

At December 31, 2018, SPIG had one significant loss contract, a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S.  At December 31, 2018, the design and procurement are substantially complete, and the construction is underway.  Overall, the contract is 69% complete and it is expected be fully complete in mid-2019. Total losses of $14.8 million were recorded in 2018, of which $9.1 million were recorded in the fourth quarter of 2018, from changes in estimated cost to complete primarily from schedule delays, lower construction labor productivity and material quality. As of December 31, 2018, the reserve for estimated contract losses recorded in "other accrued liabilities" in our consolidated balance sheet was $4.6 million related to this contract.  Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

NOTE 8 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

In the years ended December 31, 2018, 2017 and 2016, we recognized restructuring activities and spin-off transaction costs of $16.8 million, $15.0 million and $38.8 million, respectively. The following tables summarize the restructuring activity and spin-off costs incurred by segment.

(in thousands)
Year ended December 31, 2018	Severance and related costs	Exit costs	Impairment costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$7,616	$177	$—	$—	$7,793
Vølund & Other Renewable segment	469	—	—	—	469
SPIG segment	2,506	—	—	—	2,506
Corporate	5,461	199	—	330	5,990
	$16,052	$376	$—	$330	$16,758

(in thousands)
Year ended December 31, 2017	Severance and related costs	Exit costs	Impairment costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$7,788	$1,708	$731	$—	$10,227
Vølund & Other Renewable segment	2,997	—	—	—	2,997
SPIG segment	65	—	—	—	65
Corporate	547	—	—	1,203	1,750
	$11,397	$1,708	$731	$1,203	$15,039

(in thousands)
Year ended December 31, 2016	Severance and related costs	Exit costs	Impairment costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$14,311	$3,972	$14,907	$—	$33,190
Vølund & Other Renewable segment	608	—	—	—	608
SPIG segment	31	—	—	—	31
Corporate	351	816	—	3,817	4,984
	$15,301	$4,788	$14,907	$3,817	$38,813

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance cost associated with these actions taken through December 31, 2018 is expected to total approximately $9.1 million, of which $7.2 million was recorded in the year ended December 31, 2018 and the remainder will be recorded mainly in 2019 over the remaining service periods. Severance payments are expected to extend through mid-2019. In addition, executive severance totaling $5.3 million in the year ended December 31, 2018 related to the elimination of the SVP and Chief Business Development Officer role and the transition of two CEO roles in 2018. Severance payments are expected to extend through late-2019.

The remainder of the restructuring costs in the year ended December 31, 2018, primarily relate to actions from the second half of 2017 that were intended to improve our global cost structure and increase our financial flexibility. These restructuring actions included a workforce reduction at both the business segment and corporate levels totaling approximately 9% of our global workforce, SG&A expense reductions and new cost control measures, and office closures and consolidations in non-core geographies. These actions included reduction of approximately 30% of Vølund's workforce to align with a new execution model focused on Vølund's core boiler, grate and environmental equipment technologies, with the balance-of-plant and civil construction scope being executed by a partner.

In the years ended December 31, 2017 and 2016, restructuring costs relate primarily to a series of activities that took place prior to 2017 that were intended to help us maintain margins, make our costs more volume-variable and allow our business to be more flexible. These actions were primarily in the Babcock & Wilcox segment in advance of lower projected demand for power generation from coal in the United States. We made our manufacturing costs more volume-variable through the closure of manufacturing facilities and development of manufacturing arrangements with third parties. Also, we made our cost of engineering and supply chain more variable by creating a matrix organization capable of delivering products across multiple segments and developing more volume-variable outsourcing arrangements with our joint venture partners and other third parties to meet fluctuating demand. Until the second quarter of 2018, these restructuring actions achieved the goal of maintaining gross margins in the Babcock & Wilcox segment. Quantification of cost savings, however, is significantly dependent upon volume assumptions that have changed since the restructuring actions were initiated.

Restructuring liabilities are included in other accrued liabilities on our consolidated balance sheets. Activity related to the restructuring liabilities is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$2,244	$1,809
Restructuring expense	16,415	13,515
Payments	(11,300)	(13,080)
Balance at December 31	$7,359	$2,244

For the year ended December 31, 2016, we recorded cash restructuring charges of $19.9 million that impacted the accrued restructuring liability.

Accrued restructuring liabilities at December 31, 2018 and 2017 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. We did not recognize non-cash restructuring expense in 2018. In the years ended December 31, 2017 and 2016, we recognized $0.3 million, and $15.0 million, respectively, in non-cash restructuring expense related to losses on the disposals of long-lived assets.

Spin-Off Transaction Costs

Spin-off costs were primarily attributable to employee retention awards directly related to the spin-off from our former parent, now known as BWX Technologies, Inc. or "BWXT". In the years ended December 31, 2018, 2017, and 2016, we recognized spin-off costs of $0.3 million, $1.2 million, and $3.8 million respectively. In each of the years ended December 31, 2018 and 2017, we disbursed $1.9 million of the accrued retention awards.

NOTE 9 – STOCK-BASED COMPENSATION

2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc.

Prior to the spin-off from our former parent, BWXT, executive officers, key employees, members of the board of directors and consultants of the Company were eligible to participate in the 2010 Long-Term Incentive Plan of The Babcock & Wilcox Company (the "BWXT Plan"). Effective June 30, 2015, executive officers, key employees, members of the board of directors and consultants of the Company are eligible to participate in the 2015 Long-Term Incentive Plan of Babcock & Wilcox Enterprises, Inc. (the "BW Plan"). The BW Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash incentive awards. The BW Plan was amended and restated in 2018 and 2016 to increase the number of shares available for issuance by 1.0 million shares and 2.5 million shares, respectively. The number of shares available for award grants under the BW Plan, as amended and restated, is 9.3 million, of which 3.7 million remain available as of December 31, 2018.

In connection to the 2018 Rights Offering, as described in Note 22, eligible participants of the BWXT Plan with outstanding stock options, restricted stock units, and performance-based share awards were awarded with additional corresponding shares to preserve the value of the employees outstanding equity.

In connection with the spin-off, outstanding stock options and restricted stock units granted under the BWXT Plan prior to 2015 were replaced with both an adjusted BWXT award and a new BW stock award. These awards, when combined, had terms that were intended to preserve the values of the original awards. Outstanding performance share awards originally issued under the BWXT Plan granted prior to 2015 were generally converted into unvested rights to receive the value of deemed target performance in unrestricted shares of a combination of BWXT common stock and BW common stock, determined by reference to the ratio of one share of BW common stock being distributed for every two shares of BWXT common stock in the spin-off, in each case with the same vesting terms as the original awards.

Stock options

Stock options were awarded in 2018 and 2016. There were no stock options awarded in 2017. The fair value of each option grant awarded in 2018 and 2016 was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2016
Risk-free interest rate	2.69%	1.14%
Expected volatility	64%	25%
Expected life of the option in years	3.95	3.95
Expected dividend yield	—%	—%

The risk-free interest rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero in 2018 and 2016 because we did not expect to pay dividends on the dates the 2018 and 2016 stock options were awarded.

The following table summarizes activity for our stock options the year ending December 31, 2018:

(share data in thousands)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	2,478	$18.28
Granted	445	4.67
Exercised	—	—
Cancelled/expired/forfeited	(877)	7.99
Rights offering equitable adjustment	2,346	—
Outstanding at end of period	4,392	$10.54	6.04	$—
Exercisable at end of period	3,390	$12.03	5.12	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

The weighted-average fair value of the stock options granted in the year ended December 31, 2016 was $4.03.

As of December 31, 2017, the total intrinsic value of stock options exercised was not significant, and was $0.7 million as of December 31, 2016. The actual tax benefits realized related to the stock options exercised for the year ended December 31, 2017 were not significant and were $0.3 million for the year ended December 31, 2016.

Restricted stock units

Nonvested restricted stock units activity for the year ending December 31, 2018 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	2,227	$7.63
Granted	216	5.76
Vested	(665)	12.42
Cancelled/forfeited	(1,528)	5.45
Rights offering equitable adjustment	683	—
Nonvested at end of period	933	$5.33

The actual tax benefits realized related to the restricted stock units vested during the year ended December 31, 2018, 2017 and 2016 were $0.6 million, $1.1 million and $2.7 million, respectively.

Performance-based restricted stock units

During 2017 and 2016, we granted certain employees performance-based restricted stock units ("PSUs") under the BW Plan, which include both performance and service conditions. PSU awards vest upon satisfying certain service requirements and financial metrics, including return on invested capital ("ROIC"), cumulative earnings per share ("EPS") and total shareholder return ("TSR"), established by the board of directors. The fair value of the TSR portion of each PSU granted was estimated at the date of grant using a Monte Carlo methodology based on market prices and the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.54%	0.96%
Expected volatility	42%	25%
Expected life of the option in years	2.83	2.83
Expected dividend yield	—%	—%

PSU activity for the year ending December 31, 2018 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,135	$12.75
Granted	—	—
Vested	—	—
Cancelled/forfeited	(618)	9.36
Rights offering equitable adjustment	402	—
Nonvested at end of period	919	$9.74

Performance-based, cash settled units

In 2017, we granted certain employees cash-settled performance units under the BW Plan, the value of which is tied to the fair market value of our common stock on the vesting dates, subject to a ceiling of 150% of the grant date share value. The activity for the cash-settled performance units for the year ending December 31, 2018 was as follows:

(share data in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,799	$4.53
Granted	—	—
Vested	(707)	3.16
Cancelled/forfeited	(357)	2.21
Rights offering equitable adjustment	9	—
Nonvested at end of period	744	$4.73

Stock Appreciation Rights

In December 2018, we granted stock appreciation rights to certain employees ("Employee SARs") and to a non-employee related party, BRPI Executive Consulting, LLC, ("Non-employee SARs"). The Employee SARs and Non-employee SARs both expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, the Employee SARs and Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs are issued under the BW Plan, and Non-employee SARs are issued under a Non-employee SARs agreement. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee in 2018:

Year Ended December 31, 2018
Risk-free interest rate	2.80%
Expected volatility	46%
Expected life in years	9.50
Suboptimal exercise factor	2.0x

In making these assumptions, we based estimated volatility on the historical returns of the Company's stock price and selected guideline companies. We based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. We relied upon a suboptimal exercise factor, representing the ratio of the base price to the stock price at the time of exercise, to account for potential early exercise prior to the expiration of the contractual term. With consideration to the executive level of the SARs holders, a suboptimal exercise multiple of 2.0x was selected. Subject to vesting conditions, should the stock price achieve a value of 2.0x above the base price, we assume the holders will exercise prior to the expiration of the contractual term of the SARs. The expected term for the SARs is an output of our valuation model in estimating the time period that the SARs are expected to remain unexercised. Our valuation model assumes the holders will exercise their SARs prior to the expiration of the contractual term of the SARs.

The following table presents the changes in our outstanding Employee SARs and Non-employee SARs for the year ending December 31, 2018 and the associated weighted average values:

(share data in thousands)	Number of Employee SARs	Number of Non-Employee SARs	Total Number of SARs	Weighted-Average Value	Weighted Average Exercise Price
Nonvested at beginning of period	—	—	—	$—	$—
Granted	2,531	8,435	10,966	0.18	2.34
Vested	—	—	—	—	—
Nonvested at end of period	2,531	8,435	10,966	$0.18	$2.34

As of December 31, 2018, the total intrinsic value of the SARs was $2.3 million.

NOTE 10 – PROVISION FOR INCOME TAXES

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income and valuation allowances in certain jurisdictions that can offset income tax expense or benefit.

We are currently under audit by various domestic and international authorities. With few exceptions, we do not have any returns under examination for years prior to 2014. The United States Internal Revenue Service has completed examinations of the federal tax returns of our former parent, BWXT, through 2014, and all matters arising from such examinations have been resolved.

We recognize the effect of income tax positions only if it is more-likely-than-not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Unrecognized tax benefits are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$1,204	$884	$1,141
Increases based on tax positions taken in the current year	588	277	178
Increases based on tax positions taken in the prior years	51	56	230
Decreases based on tax positions taken in the prior years	—	(13)	—
Decreases due to settlements with tax authorities	(140)	—	(665)
Decreases due to lapse of applicable statute of limitation	(203)	—	—
Balance at end of period	$1,500	$1,204	$884

Subject to the impact of valuation allowances discussed more fully below, the $1.5 million balance of unrecognized tax benefits at December 31, 2018 would decrease expense if recognized. We do not expect any of our unrecognized income tax benefits to be resolved in the next twelve months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Pension liability	$66,652	$58,810
Accrued warranty expense	2,943	5,262
Accrued vacation pay	98	996
Accrued liabilities for self-insurance (including postretirement health care benefits)	4,653	3,910
Accrued liabilities for executive and employee incentive compensation	4,473	4,950
Investments in joint ventures and affiliated companies	—	10,422
Long-term contracts	27,623	6,801
Accrued Legal Fees	1,058	1,579
Inventory Reserve	1,595	1,842
Property, plant and equipment	1,200	—
Net operating loss carryforward	143,401	95,715
State tax net operating loss carryforward	21,017	21,658
Capital loss carryforward	3,744	—
Interest disallowance carryforward	21,550	—
Foreign tax credit carryforward	2,535	7,150
Other tax credits	6,642	5,678
Other	10,755	4,980
Total deferred tax assets	319,939	229,753
Valuation allowance for deferred tax assets	(313,094)	(108,105)
Net, total deferred tax assets	6,845	121,648

Deferred tax liabilities:
Investments in joint ventures and affiliated companies	30	—
Long-term contracts	—	569
Intangibles	9,595	21,215
Property, plant and equipment	—	2,835
Undistributed foreign earnings	—	1,314
Other	—	2,445
Total deferred tax liabilities	9,625	28,378
Net deferred tax (liabilities) assets	$(2,780)	$93,270

At December 31, 2018, we had a valuation allowance of $313.1 million for deferred tax assets, which we expect may not be realized through carrybacks, future reversals of existing taxable temporary differences and estimates of future taxable income. In the three months ended September 30, 2018, we recognized income tax expense of $94.3 million, which included $99.6 million of non-cash income tax charges to increase the valuation allowance against our remaining net deferred tax assets. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future. This evaluation is performed under the framework of ASC 740, Income Taxes, and considers all positive and negative evidence. In our analysis at September 30, 2018, our weighing of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for recent dispositions and other nonrecurring items, as well as an evaluation of other qualitative factors such as the amendments to covenants in our U.S Revolving Credit Facility as described in Note 19 and our current and prior plans to mitigate our liquidity challenges as described in Note 1. The changes in circumstances in the third quarter of 2018 also included, among other items, the September 2018 sale of PBRRC, which had been generating income in the U.S. In reporting periods prior to the third quarter of 2018, our plans to mitigate the liquidity challenges created by losses in the Vølund & Other Renewable segment primarily focused on the non-core asset sales and financing activities described in Note 1, but in October 2018, our plans to mitigate our liquidity challenges primarily depended upon realizing projected cost savings from our previously announced restructuring actions and achievement of our forecasted cash generation from our core operations. These third quarter 2018 changes in circumstances were reflected in the weight assigned to each piece of evidence considered and resulted in the judgment that a full valuation allowance against our remaining net deferred tax assets should be recorded at September 30, 2018, when we assigned more weight to our liquidity challenges. We continue to have a full valuation allowance against our remaining net deferred tax assets as of December 31, 2018, as our assessment and conclusions remain unchanged from September 30, 2018. We will continue to weigh and assess the positive and negative evidence that exists as of each measurement date and the valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes. Valuation allowances do not limit our ability to use deferred tax assets in the future.

The following is an analysis of our valuation allowance for deferred tax assets:

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Ending balance
Year Ended December 31, 2018	$(108,105)	$(204,727)	$(262)	$(313,094)
Year Ended December 31, 2017	(40,484)	(61,021)	(6,600)	(108,105)
Year Ended December 31, 2016	(10,077)	(29,307)	(1,100)	(40,484)

Loss before the provision for income taxes was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States	$(166,269)	$(46,673)	$(10,208)
Other than the United States	(389,532)	(270,877)	(109,419)
Loss before provision for income taxes	$(555,801)	$(317,550)	$(119,627)

The provision for income taxes consisted of:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
United States – federal	$1,817	$(239)	$284
United States – state and local	(276)	397	(415)
Other than in the United States	3,339	8,215	4,504
Total current	4,880	8,373	4,373
Deferred:
United States – Federal	84,203	57,475	7,287
United States – state and local	10,020	2,903	6,353
Other than in the United States	3,121	(5,042)	(15,307)
Total deferred (benefit) provision	97,344	55,336	(1,667)
Provision for income taxes	$102,224	$63,709	$2,706

The following is a reconciliation of the United States statutory federal tax rate (21%) to the consolidated effective tax rate:

	Year Ended December 31,
	2018	2017	2016
United States federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes	0.5	0.3	(3.1)
Foreign rate differential	1.3	(9.5)	(11.8)
Deferred Taxes - Change in Tax Rate	0.4	(19.6)	—
Tax credits	(0.7)	0.9	2.7
Dividends and deemed dividends from affiliates	—	(1.8)	(0.2)
Valuation allowances	(36.8)	(17.7)	(25.3)
Goodwill impairment	(1.4)	(6.9)	—
Uncertain tax positions	—	—	0.3
Non-deductible expenses	(0.6)	0.2	(1.6)
Other	(2.1)	(1.0)	1.7
Effective tax rate	(18.4)%	(20.1)%	(2.3)%

We have tax effected foreign net operating loss carryforwards ("NOLs") of $122.9 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOLs, $117.8 million do not expire and will be available indefinitely. The remaining foreign NOLs begin to expire in 2020.

At December 31, 2018, we have a tax effected United States federal net operating loss of $20.5 million. $17.8 million of the United States federal net operating loss will begin to expire in 2031 and the balance has an unlimited life. At December 31, 2018, we have foreign tax credit carryovers of $2.5 million. At December 31, 2018, we have tax effected state net operating loss benefits of $21.0 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2019.

All deferred tax assets, including NOLs, have also been fully offset by valuation allowances as of September 30, 2018.

It has been our practice to reinvest indefinitely, the earnings of our foreign subsidiaries and that position has not changed as a result of the enactment of the U.S. Tax Cuts and Jobs Act. If we were to distribute earnings from certain foreign subsidiaries, we would be subject to withholding taxes of approximately $2.3 million but U.S. income taxes would generally not be imposed upon such distributions. We have not established deferred taxes for these withholding taxes.

As a result of accumulations of the Company's common stock among several large shareholders and the impact of the 2018 Rights Offering that was completed on April 30, 2018, we continue to monitor for the possibility of an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the Company have increased their collective holdings by more than 50% during the prior three-year period.  Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. However, a relatively small increase in ownership by any of our shareholders owning at least 5% of the Company could result in an ownership change. To illustrate, if we had experienced an ownership change as of December 31, 2018, the future utilization of our federal NOLs would become limited to approximately $1.7 million annually ($0.4 million tax effected). The actual determination of the annual Section 382 limitation would be dependent upon the value of the Company multiplied by the long-term tax-exempt rate at the time the ownership change occurred.

New Tax Act

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the United States income tax law. Beginning in 2018, the Tax Act reduced the United States statutory corporate income tax rate from 35% to 21% and created a modified territorial system that will generally allow United States companies a full dividend received deduction for any future dividends from non-U.S. subsidiaries. In addition to the tax rate reduction and changes to the territorial nature of the US tax system, the Tax Act introduced a new limitation on interest deductions, a Foreign Derived Intangible Income (“FDII”) and new minimum tax on foreign sourced income, Global Low Taxed Intangible

Income (“GILTI”). The Company will account for GILTI as a period cost in the year the tax is incurred. In 2018, we did not report any FDII benefit or GILTI taxes but did incur an interest limitation of approximately $94.8 million. This disallowed interest expense will be available for carryforward and is not subject to expiration but can only be used in a future year when the net interest expense for that period (including carryforward amounts) exceeds the relevant annual limitation.
In connection with the transition to a modified territorial system, the Tax Act also established a mandatory one-time deemed repatriation transition tax on deferred foreign earnings.
The SEC staff issued Staff Accounting Bulletin ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 ("ASC 740"). In accordance with SAB 118, we made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We completed our accounting related to these items as described in SAB 118, with no changes to the provisional amounts recorded in 2017. The 2018 effective tax rate reconciliation reflects the corporate rate reductions enacted by the Tax Act.
Deferred tax effects

At December 31, 2017, we remeasured our deferred taxes and recorded a deferred tax expense of $62.4 million. The fourth quarter 2017 amount consisted of an expense for the corporate rate reduction of $54.4 million, expense of $0.8 million based on a change in our deferred taxes related to executive compensation and an expense of $7.2 million to record a valuation allowance on foreign tax credit carryforwards.

One-time transition tax

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-United States income taxes paid on such earnings. Because we had estimated an E&P deficit, we did not record a Transition Tax at December 31, 2017 and as stated above, we completed our analysis and did not revise that estimate as of December 31, 2018.

NOTE 11 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in thousands)	Currency translation gain (loss)	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2015	$(19,493)	$(44)	$1,786	$(1,102)	$(18,853)
Other comprehensive income (loss) before reclassifications	(24,494)	7	2,046	7,692	(14,749)
Reclassified from AOCI to net income (loss)	—	—	(3,030)	150	(2,880)
Net other comprehensive income (loss)	(24,494)	7	(984)	7,842	(17,629)
Balance at December 31, 2016	$(43,987)	$(37)	$802	$6,740	$(36,482)
Other comprehensive income (loss) before reclassifications	16,150	99	3,204	(152)	19,301
Reclassified from AOCI to net income (loss)	—	(24)	(2,269)	(2,955)	(5,248)
Net other comprehensive income (loss)	16,150	75	935	(3,107)	14,053
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
ASU 2016-1 cumulative adjustment(1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	16,452	—	890	(22)	17,320
Reclassified from AOCI to net income (loss)	551	—	(1,265)	(2,740)	(3,454)
Amounts reclassified from AOCI to pension and other accumulated postretirement benefit liabilities and deferred income taxes(2)	—	—	—	(2,831)	(2,831)
Net other comprehensive income (loss)	17,003	(38)	(375)	(5,593)	10,997
Balance at December 31, 2018	$(10,834)	$—	$1,362	$(1,960)	$(11,432)
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
(2) Includes the reclassification of the unamortized balance of the curtailment gain, net of tax as described in Note 18.

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year Ended December 31,
		2018	2017	2016
Release of currency translation gain with the sale of equity method investment	Equity in income and impairment of investees	$(551)	$—	$—
	Provision for income taxes		—	—
	Net loss	$(551)	$—	$—

Derivative financial instruments	Revenues	$1,638	$10,059	$4,624
	Cost of operations	(15)	(118)	195
	Other-net	—	(7,438)	(1,221)
	Total before tax	1,623	2,503	3,598
	Provision (benefit) for income taxes	358	234	568
	Net income	$1,265	$2,269	$3,030

Amortization of prior service cost on benefit obligations	Benefit plans, net	$3,002	$2,912	$254
	Provision (benefit) for income taxes	262	(43)	404
	Net income (loss)	$2,740	$2,955	$(150)

Realized gain on investments	Other-net	$—	$38	$—
	Provision for income taxes	—	14	—
	Net income	$—	$24	$—

NOTE 12 – INVENTORIES

The components of inventories are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Raw materials and supplies	$44,833	$54,291
Work in progress	5,348	6,918
Finished goods	11,142	11,708
Total inventories	$61,323	$72,917

NOTE 13 – EQUITY METHOD INVESTMENTS

As of December 31, 2018, we do not have any remaining investments in equity method investees. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity income of investees in the Consolidated Statement of Operations. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our consolidated statement of operations. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the second quarter of 2017, both we and our joint venture partner decided to make a strategic change in the Indian joint venture due to the decline in forecasted market opportunities in India, at which time we recorded in an $18.2 million other-than-temporary-impairment to the expected recoverable value of our investment in the joint venture. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. These other-than-temporary-impairment losses were classified in equity income of investees in the Consolidated Statements of Operations.

On December 22, 2016, we sold all of our interest in our former Australian joint venture, Halley & Mellowes Pty. Ltd. ("HMA") for $18.0 million. The sale of HMA resulted in an $8.3 million gain, which was classified in equity income of investees in the Consolidated Statement of Operations.

The undistributed earnings of our equity method investees were $7.9 million and $59.6 million at December 31, 2017 and 2016, respectively. Summarized below is consolidated balance sheet and statement of operations information for investments accounted for under the equity method:

December 31,
(in thousands)	2017
Current assets	$322,956
Noncurrent assets	137,081
Total assets	$460,037
Current liabilities	$342,178
Noncurrent liabilities	24,474
Owners' equity	93,385
Total liabilities and equity	$460,037

	Year Ended December 31,
(in thousands)	2017	2016
Revenues	$346,459	$488,101
Gross profit	32,682	76,986

(Loss) income before provision for income taxes	(10,626)	19,529
Provision for income taxes	1,907	3,715
Net (loss) income	$(12,533)	$15,814

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

Reconciliation of net income in the statement of operations of our investees to equity in income of investees in our Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Equity income based on stated ownership percentages	$250	$7,530	$7,898
TBWES other-than-temporary impairment	(18,362)	(18,193)	—
Gain on sale of our interest in BWBC	6,509	—	—
Gain on sale of our interest in HMA	—	—	8,324
All other adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	—	796	218
Equity in income (loss) of investees	$(11,603)	$(9,867)	$16,440

Our transactions with unconsolidated affiliates were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Sales to	$—	$7,143	$17,220
Purchases from	—	12,470	32,490
Dividends received (1)	890	50,134	12,160
Capital contributions (2)	—	—	26,256
(1) includes $48.1 million, $6.0 million in dividends received from BWBC in 2017 and 2016, respectively, before taxes.
(2) includes a $26.3 million contribution we made in April 2016 to increase our ownership interest in TBWES for the purpose of extinguishing the joint venture's high-interest third-party debt and avoiding the associated future interest cost (our joint venture partner contributed the same amount to TBWES).

Our accounts receivable-other includes receivables from these unconsolidated affiliates of $5.8 million at December 31, 2017.

NOTE 14 - GOODWILL

The following summarizes the changes in the carrying amount of goodwill as of December 31, 2018:

(in thousands)	Babcock & Wilcox	Vølund & Other Renewable	SPIG	Total
Balance at December 31, 2016 (1) (2)	$46,220	$48,435	$68,432	$163,087
Currency translation adjustments	1,150	1,530	6,814	9,494
2017 impairment charges	—	(49,965)	(36,938)	(86,903)
Balance at December 31, 2017 (1) (2)	$47,370	$—	$38,308	$85,678
Currency translation adjustments	(262)	—	(768)	(1,030)
2018 impairment charges	—	—	(37,540)	(37,540)
Balance at December 31, 2018 (2)	$47,108	$—	$—	$47,108
(1) Goodwill for MEGTEC and Universal are included in noncurrent assets of discontinued operations. See Note 4.
(2) Accumulated goodwill impairments were $50.0 million for the Vølund & Other Renewable segment as of December 31, 2017 and $74.4 million and $36.9 million for the SPIG segment as of December 31, 2018 and December 31, 2017, respectively. Prior to December 31, 2016, we had not recorded any goodwill impairment charges.

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

Goodwill is tested for impairment annually and when impairment indicators exist. Interim impairment testing as of June 30, 2018 was performed for the SPIG reporting unit due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. In this test, we compared the fair value of the reporting unit to its carrying value to measure goodwill impairment loss as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. Key Level 3 unobservable inputs in our valuation included cash flows and long-term growth rates reflective of management's forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 14.5% was used, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company-specific risk factors. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit at June 30, 2018. After the impairment, the SPIG reporting unit did not have any remaining goodwill.

During the third quarter of 2018, we established a full valuation allowance on the majority of its U.S. deferred tax assets. Substantially all of those U.S. deferred tax assets related to the Babcock & Wilcox reporting unit such that the establishment of the valuation allowance reduced the carrying value of the Babcock & Wilcox reporting unit to a negative amount. Within the Babcock & Wilcox segment, $38.3 million of goodwill was allocated to the Babcock & Wilcox reporting unit that had a negative carrying value as of September 30, 2018. An analysis was performed as of September 30, 2018 noting no indicators of impairment for this reporting unit.

During the annual impairment analysis as of October 1, 2018, which was performed in a manner consistent with the methodology described above, the fair value of the Babcock & Wilcox and Construction reporting units exceeded their carrying value and no impairment of goodwill was recognized. The discount rates used in this analysis were 14.5% and 14.0% for the Babcock & Wilcox and Construction reporting units, respectively, which were the only reporting units with goodwill balances remaining as of the analysis date. Reasonable changes in assumptions for our Babcock & Wilcox and Construction reporting units also would not indicate impairment because of the positive fair value of the Babcock & Wilcox reporting unit compared with its negative carrying value and the 118% headroom indicated by the test for the Construction reporting unit.

Interim impairment testing as of December 31, 2018 was performed for all reporting units due to significant decrease in the Company's market capitalization during the quarter. This analysis was performed in a manner consistent with the methodology described above and the results demonstrated that the fair value of the Babcock & Wilcox and Construction reporting units exceeded their carrying value and no impairment of goodwill was recognized. The discount rates used in this analysis were 12.5% and 13.0% for the Babcock & Wilcox and Construction reporting units, respectively, which were the only reporting units with goodwill balances remaining as of the analysis date. Reasonable changes in assumptions for our Babcock & Wilcox and Construction reporting unit also would not indicate impairment because of the positive fair value of the Babcock & Wilcox reporting unit compared with its negative carrying value and the 98% headroom indicated by the test for the Construction reporting unit.

In the third quarter of 2017, we completed an interim impairment test that was performed in a manner consistent with the methodology described above and recorded $50.0 million of impairment charges in the Vølund & Other Renewable reporting unit due to significant charges incurred that attributed to a significant decline in our market capitalization in the third quarter of 2017. Also, as a result of our analysis in the third quarter of 2017, our SPIG reporting unit recorded a $36.9 million impairment charge due to a short-term decrease in profitability attributable to specific, then-current contracts and changes in SPIG's market strategy introduced during the third quarter of 2017.

NOTE 15 – INTANGIBLE ASSETS

Our intangible assets are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Definite-lived intangible assets(1)
Customer relationships	$24,764	$25,494
Unpatented technology	15,098	12,910
Patented technology	2,616	6,542
Tradename	12,566	13,951
Backlog	17,760	18,060
All other	9,728	7,611
Gross value of definite-lived intangible assets	82,532	84,568
Customer relationships amortization	(17,219)	(12,455)
Unpatented technology amortization	(3,760)	(2,184)
Patented technology amortization	(2,348)	(2,213)
Tradename amortization	(3,672)	(3,042)
Acquired backlog amortization	(17,760)	(16,622)
All other amortization	(8,285)	(7,292)
Accumulated amortization	(53,044)	(43,808)
Net definite-lived intangible assets	$29,488	$40,760
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$30,793	$42,065
(1) Intangible assets for MEGTEC and Universal are included in noncurrent assets of discontinued operations. See Note 4.

The following summarizes the changes in the carrying amount of intangible assets:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$42,065	$48,622	$11,293
Business acquisitions & adjustments	—	—	55,438
Amortization expense	(6,715)	(11,049)	(15,789)
Impairment expense	(2,521)	—	—
Currency translation adjustments and other	(2,036)	4,492	(2,320)
Balance at end of the period	$30,793	$42,065	$48,622

Amortization of intangible assets is included in cost of operations and SG&A in our Consolidated Statement of Operations, but it is not allocated to segment results.

Long-lived assets, including intangible assets, are reviewed for impairment annually, or whenever circumstances indicate that the carrying amount might not be recoverable. The circumstances leading to the goodwill impairments as of June 30, 2018 and September 30, 2017 also triggered evaluations for the SPIG reporting unit. In our tests as of June 30, 2018 and September 30, 2017, as well as our annual test as of October 1, 2018, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of the SPIG asset group and no impairment was indicated. In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired. As of December 31, 2018, and December 31, 2017, the SPIG reporting unit had $25.0 million and $32.7 million of identifiable intangible assets, net of accumulated amortization, respectively.

As of December 31, 2018, the Vølund asset group unit had $2.0 million of identifiable intangible assets, net of accumulated amortization. In our annual impairment test as of October 1, 2018 and interim test as of December 31, 2018, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of the Vølund asset group and no impairment was indicated.

Estimated future intangible asset amortization expense is as follows (in thousands):

Year ending	Amortization expense
December 31, 2019	4,226
December 31, 2020	3,523
December 31, 2021	3,303
December 31, 2022	3,225
December 31, 2023	3,216
Thereafter	11,995

NOTE 16 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment less accumulated depreciation is as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Land	$3,575	$3,631
Buildings	106,238	107,944
Machinery and equipment	181,825	205,331
Property under construction	2,290	5,979
	293,928	322,885
Less accumulated depreciation	203,036	208,178
Net property, plant and equipment	$90,892	$114,707

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in approximately the third quarter of 2019.   We do not expect to incur significant relocation costs; however, we expect $7.0 million of accelerated depreciation to be recognized through mid-2019, of which $2.9 million was recognized in the year ended December 31, 2018.

NOTE 17 – WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$33,514	$36,520	$35,819
Additions	33,095	22,373	22,117
Expirations and other changes	(5,963)	(13,805)	(10,531)
Increases attributable to business combinations	—	—	918
Payments	(14,151)	(13,622)	(11,089)
Translation and other	(1,378)	2,048	(714)
Balance at end of period	$45,117	$33,514	$36,520

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

Warranty expense in the year ended December 31, 2018 includes a $14.2 million increase in expected warranty costs for the six European Vølund loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018. The Babcock & Wilcox segment recorded additions to the warranty accrual to include specific provisions on industrial steam contracts totaling $4.3 million, $7.9 million and $2.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, our Babcock & Wilcox segment reduced its accrued warranty expense by $4.5 million, $9.1 million and $4.4 million, respectively, to reflect the expiration of warranties and updated its estimated warranty accrual rate to reflect its warranty claims experience and contractual warranty obligations.

NOTE 18 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan ceased. As of December 31, 2018, and 2017, only approximately 100 hourly union employees continue to accrue benefits under the U.S. Plan.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. In 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. As part of the spin-off transaction, we split the Canadian defined benefit plans from BWXT, which was completed in 2017. We did not present these plans as multi-employer plans because our portion was separately identifiable, and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

We also sponsor the Diamond Power Specialty Limited Retirement Benefits Plan (the "U.K. Plan") through our subsidiary. Benefit accruals under this plan ceased effective November 30, 2015. We have accounted for the GMP equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Postretirement Benefits Year Ended December 31,
(in thousands)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$1,248,529	$1,206,320	$11,029	$11,907
Service cost	729	687	16	15
Interest cost	40,411	41,014	427	319
Plan participants’ contributions	—	—	210	219
Curtailments	3,517	—	—	—
Settlements	57	509	—	—
Amendments	743	—	5,248	—
Actuarial loss (gain)	(66,326)	73,405	(1,296)	(141)
Loss (gain) due to transfer	(1,142)	—	—	—
Foreign currency exchange rate changes	(4,689)	5,475	(142)	126
Benefits paid	(81,702)	(78,881)	(1,473)	(1,416)
Benefit obligation at end of period	$1,140,127	$1,248,529	$14,019	$11,029
Change in plan assets:
Fair value of plan assets at beginning of period	$1,007,002	$922,868	$—	$—
Actual return on plan assets	(67,691)	149,449	—	—
Employer contribution	20,059	17,234	1,263	1,197
Plan participants' contributions	—	—	210	219
Transfers	(1,121)	—	—	—
Foreign currency exchange rate changes	(4,622)	(3,668)	—	—
Benefits paid	(81,702)	(78,881)	(1,473)	(1,416)
Fair value of plan assets at the end of period	871,925	1,007,002	—	—
Funded status	$(268,202)	$(241,527)	$(14,019)	$(11,029)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,165)	$(1,853)	$(1,985)	$(1,615)
Accumulated postretirement benefit obligation	—	—	(12,034)	(9,414)
Pension liability	(269,613)	(239,674)	—	—
Prepaid pension	2,576	—	—	—
Accrued benefit liability, net	$(268,202)	$(241,527)	$(14,019)	$(11,029)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$943	$324	$(195)	$(7,792)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,083,965	$1,248,529	$—	$—
Accumulated benefit obligation	$1,083,965	$1,266,902	$14,019	$11,029
Fair value of plan assets	$813,187	$1,007,002	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$56,162	$—	$—	$—
Accumulated benefit obligation	$56,162	$—	$—	$—
Fair value of plan assets	$58,738	$—	$—	$—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Interest cost	$40,411	$41,014	$40,784	$427	$319	$897
Expected return on plan assets	(63,964)	(59,409)	(61,940)	—	—	—
Amortization of prior service cost	124	103	250	(2,349)	(3,009)	—
Recognized net actuarial loss (gain)	68,771	(8,201)	31,982	(1,297)	(505)	(7,822)
Benefit plans, net	45,342	(26,493)	11,076	(3,219)	(3,195)	(6,925)
Service cost included in COS	729	687	1,595	16	15	23
Net periodic benefit cost (benefit)	$46,071	$(25,806)	$12,671	$(3,203)	$(3,180)	$(6,902)

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were losses (gains) of $67.5 million, $(8.7) million and $24.2 million in the years ended, December 31, 2018, 2017 and 2016, respectively. We have excluded the recognized net actuarial loss from our reportable segments and such amount has been reflected in Note 6 as the MTM adjustment in the reconciliation of reportable segment income (loss) to consolidated operating losses. The recognized net actuarial loss (gain) was recorded in "Benefit plans, net" in our Consolidated Statements of Operations.

While we retained the pension liability related to employees of PBRRC after the September 2018 sale of this business, the status change of these participants in the U.S. Plan resulted in a $3.5 million curtailment loss in the three months ended September 30, 2018, which also triggered an interim MTM of the U.S. Plan assets and liabilities that was a gain of $7.7 million in the three months ended September 30, 2018. Both the curtailment and the MTM are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our Consolidated Statements of Operations in the "Benefit plans, net" line item.

During the three months ended June 30, 2018 and March 31, 2017, lump sum payments from our Canadian Plans resulted in a plan settlement gain of $0.1 million and a plan settlement loss of $0.4 million, respectively. Both settlements also triggered an interim MTM of the Canadian Plans assets and liabilities that was a gain of $0.4 million and a loss of $0.7 million in the three months ended June 30, 2018 and March 31, 2017, respectively. Both the settlement and the MTM gains/losses are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our Consolidated Statements of Operations in the "Benefit plans, net" line item.

We terminated the Babcock & Wilcox Retiree Medical Plan (the "Retiree Medical Plan") effective December 31, 2016. The Retiree Medical Plan was originally established to provide secondary medical insurance coverage for retirees that had reached the age of 65, up to a lifetime maximum cost. In exchange for terminating the Retiree Medical Plan, the participants had the option to enroll in a third-party health care exchange, to which the Company agreed to contribute up to $750 a year for each of the next three years (beginning in 2017) to a health reimbursement account ("HRA"), provided the plan participant had not yet reached their lifetime maximum under the terminated Retiree Medical Plan. Based on the number of participants who enrolled in the new benefit plan, we recognized a curtailment gain of $10.8 million on December 31, 2016 for the actuarially determined difference in the liability for these participants in the Retiree Medical Plan and the new plan. The curtailment gain was deferred in accumulated other comprehensive income and was being recognized as income through 2020. Participants in the Retiree Medical Plan filed a class action lawsuit against the Company in 2017 asserting that the change in health care coverage breached the Company's obligations under collective bargaining agreements. In April 2018, the court approved a settlement whereby the Company will contribute $1,000 a year for 2018 and 2019, and $1,100 a year thereafter for the life of a participant to an HRA. As a result of the settlement, the revised Retiree Medical Plan was actuarially remeasured as of April 1, 2018. The unamortized balance of the curtailment gain of $5.2 million and the related deferred tax of $1.3 million was reversed from AOCI and we recorded $5.2 million in other accumulated postretirement benefit liabilities for the actuarial value of the Retiree Medical Plan.

Assumptions

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	4.26%	3.65%	4.02%	3.33%
Rate of compensation increase	0.07%	0.10%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	3.65%	4.11%	4.02%	3.33%
Expected return on plan assets	6.66%	6.64%	—%	—%
Rate of compensation increase	0.07%	0.10%	—%	—%

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.89% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2018).

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2018 and 2017, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately (7)% and 17%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year Ended December 31,
	2018	2017
Asset Category:
Fixed Income (excluding United States Government Securities)	33%	33%
Commingled and Mutual Funds	41%	41%
United States Government Securities	25%	21%
Equity Securities	—%	3%
Derivatives	—%	1%
Other	1%	1%

The target asset allocation for the Master Trust is 55% fixed income and 45% equities. We routinely reassess the target asset allocation with a goal of better aligning the timing of expected cash flows from those assets to the anticipated timing of benefit payments.

Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the U.K. Plan. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year Ended December 31,
	2018	2017
Asset Category:
Equity Securities and Commingled Mutual Funds	41%	41%
Fixed Income	58%	58%
Other	1%	1%

The target allocation for 2018 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset Class:
United States Equity	27%	10%
Global Equity	23%	12%
Fixed Income	50%	78%

Fair value of plan assets

See Note 25 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value:

	Year Ended December 31,
(in thousands)	2018	Level 1	Level 2
Fixed income	$304,961	$—	$304,961
Equities	—	—	—
Commingled and mutual funds	359,126	—	359,126
United States government securities	198,017	198,017	—
Cash and accrued items	9,821	9,816	5
Total pension and other postretirement benefit assets	$871,925	$207,833	$664,092

	Year Ended December 31,
(in thousands)	2017	Level 1	Level 2
Fixed income	$352,484	$—	$352,484
Equities	33,525	33,525	—
Commingled and mutual funds	413,166	—	413,166
United States government securities	193,249	193,249	—
Cash and accrued items	14,578	12,585	1,993
Total pension and other postretirement benefit assets	$1,007,002	$239,359	$767,643

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits [1]	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2019(1)	$2,201	$1,900	$1,768	$157
Expected benefit payments(2):
2019	$75,753	$1,857	$2,641	$157
2020	75,756	1,554	2,712	159
2021	75,412	1,434	3,008	153
2022	75,045	1,318	2,792	137
2023	74,631	1,206	2,802	131
2024-2028	357,776	4,510	15,687	533

(1)
Expected employer contributions to the U.S. Plan assume that relief under pension contribution waivers that were filed with the IRS in January 2019, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. If the temporary hardship waivers are not fully granted, required employer contributions in 2019 could increase up to approximately $15 million in 2019.

(2)	Pension benefit payments are made from their respective plan's trust.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 8% of the participants compensation. These matching employer contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $9.5 million, $14.4 million and $13.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Effective December 31, 2016, we merged the SPIG 401(k) defined contribution plans into the Thrift Plan. The SPIG 401(k) plan contributions were made in cash and were not material to our Consolidated Financial Statements in 2016.

Also, our salaried Canadian employees are provided with a defined contribution plan. As of and in the periods following January 1, 2012, we made cash, service-based contributions under this arrangement. The amount charged to expense for employer contributions was approximately $0.3 million, $0.3 million and $0.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Multi-employer plans

One of our subsidiaries in the Babcock & Wilcox segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

					2018	2017	2016
		2018	2017		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yes	$9.5	$7.9	$17.8	No	Described Below
All Other					4.9	2.0	3.2
					$14.4	$9.9	$21.0

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

NOTE 19 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

	Year Ended December 31,
(in thousands)	2018	2017
United States	$144,900	$94,300
Foreign	606	9,173
Total revolving debt	$145,506	$103,473

U.S. Revolving Credit Facility

On May 11, 2015, we entered into a credit agreement with a syndicate of lenders (as amended, the "Amended Credit Agreement") in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc.) which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. The U.S. Revolving Credit Facility as in effect at December 31, 2018 was scheduled to mature on June 30, 2020 and provided for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through December 31, 2018, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 26. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million is payable on the first business day of 2018 and 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee of 2.5% was charged until October 9, 2018 and decreased to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios were waived as of December 31, 2018 and new ratios were established in the subsequent amendments described in Note 31, as we would not have otherwise been in compliance at December 31, 2018.

At December 31, 2018, borrowings under the U.S. Revolving Credit Facility consisted of $144.9 million at a weighted average interest rate of 7.82%. Usage under the U.S. Revolving Credit Facility consisted of $144.9 million of borrowings, $29.1 million of financial letters of credit and $146.8 million of performance letters of credit. At December 31, 2018, we had approximately $25.0 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size, our borrowing sublimit and giving effect to the limited waivers described in Note 31. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through April 5, 2019. As a result, the U.S. Revolving Credit Facility balance as of December 31, 2018 is presented as a current liability in our Consolidated Balance Sheets.

Foreign Revolving Credit Facilities

Outside of the United States, we have revolving credit facilities in Turkey and, until the first quarter of 2018, in India that are used to provide working capital to local operations. At December 31, 2018 and December 31, 2017, we had aggregate borrowings under these facilities of $0.6 million and $9.2 million respectively. Our weighted average interest rate on these facilities was 40.00% and 6.07% at December 31, 2018 and December 31, 2017, respectively. In 2018, our banking counterparties in Turkey began to require the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2018 and December 31, 2017 was $175.9 million and $269.1 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of December 31, 2018 was $80.2 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $47.6 million as of December 31, 2018.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2018, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $202.7 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility in support of surety bonds was $22.6 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 20 – LAST OUT TERM LOANS

The Last Out Term Loan components are as follows:

(in thousands)	December 31, 2018
Proceeds	$30,000
Discount and fees	5,111
Paid-in-kind interest	132
Principal	35,243
Unamortized discount and fees	(4,594)
Net debt balance	$30,649

Tranche A-1

As referenced above, our Amended Credit Agreement required us to draw $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans ("Tranche A-1"), which were borrowed from B. Riley FBR, Inc., a related party, in September and October 2018. On November 19, 2018, Tranche A-1 was assigned from B. Riley FBR, Inc., a related party, to Vintage Capital Management LLC, also a related party. The face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10.00% for each draw under Tranche A-1. Tranche A-1 is incurred under our Amended Credit Agreement and shares on a pari passu basis with the U.S. Revolving Credit Facility. Tranche A-1 matures and is payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed.

Tranche A-1 bears interest at a rate per annum equal to (i) if designated a eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1 and (ii) if designated a base rate loan, the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1. Subject to the subordination provisions, Tranche A-1 shall be subject to all of the other same representations and warranties, covenants and events of default under the Amended Credit Agreement. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. The effective rate of the Tranche A-1 may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with Tranche A-1 is detailed in Note 26.

As of December 31, 2018, the Tranche A-1 net carrying value of $30.6 million is presented as a current liability in our Consolidated Balance Sheets as a result of the limited waivers that extend through April 5, 2019. See Note 31 for additional Last Out Term Loan transactions and modifications subsequent to December 31, 2018.

NOTE 21 – SECOND LIEN TERM LOAN FACILITY

Extinguishment of the Second Lien Term Loan Facility

Using $212.6 million of the proceeds from the 2018 Rights Offering, we fully repaid the Second Lien Term Loan Facility (described below) on May 4, 2018, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment.

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

Borrowings under the second lien term loan, other than the delayed draw term loan, had a coupon interest rate of 10% per annum, and borrowings under the delayed draw term loan had a coupon interest rate of 12% per annum, in each case payable quarterly. As of March 7, 2018, the interest rates increased to 12% and 14% per annum, respectively, due to the covenant default. Undrawn amounts under the delayed draw term loan accrued a commitment fee at a rate of 0.50%, which was paid at closing. The second lien term loan and the delayed draw term loan had a scheduled maturity of December 30, 2020. Interest expense associated with our Second Lien Credit Agreement is detailed in Note 26.

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

The Second Lien Credit Agreement contained representations and warranties, affirmative and restrictive covenants, financial covenants and events of default substantially similar to those contained in the Amended Credit Agreement, subject to certain cushions. At March 31, 2018 and December 31, 2017, we were in default of several financial covenants associated with the Second Lien Credit Agreement, which resulted in our classification of all of the net carrying value as a current liability in our Consolidated Balance Sheet. Under the terms of the intercreditor agreement among the lenders under the Amended Credit Agreement and the Second Lien Credit Agreement, the lenders under the Second Lien Credit Agreement cannot enforce remedies against the collateral until after they provide notice of enforcement and after the expiration of a 180-day standstill period. The lenders under the Second Lien Credit Agreement did not provide such notice. The March 1, 2018 and April 10, 2018 amendments to the U.S. Revolving Credit Facility temporarily waived all events of default, including cross-default provisions.

NOTE 22 – RIGHTS OFFERING

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share. On April 10, 2018, we extended the expiration date and amended certain other terms regarding the 2018 Rights Offering. As amended, each right entitled holders to purchase 2.8 common shares at a price of $2.00 per share. The 2018 Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2018 Rights Offering did not include an oversubscription privilege.

The 2018 Rights Offering concluded on April 30, 2018, resulting in the issuance of 124.3 million common shares on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million.

NOTE 23 – CONTINGENCIES

Stockholder Litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its former officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The two complaints were brought on behalf of a class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. Through subsequent amendments, the putative class period was expanded to include investors who purchased shares between June 17, 2015 and August 9, 2017. We filed a motion to dismiss in late 2017. The court denied the motion in early 2018 and the case is presently in discovery.

The plaintiff in the Stockholder Litigation alleges fraud, misrepresentation and a course of conduct relating to certain projects undertaken by the Vølund & Other Renewable segment, which, according to the plaintiff, had the effect of artificially inflating the price of the Company's common stock. The plaintiff further alleges that stockholders were harmed when the Company later disclosed that it would incur losses on these projects. The plaintiff seeks an unspecified amount of damages.

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Federal Court Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs assert a variety of claims against defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who all purport to be current shareholders of the Company's common stock, are suing on behalf of the Company to recover costs and an unspecified amount of damages, and force implementation of corporate governance changes.

On June 28, 2018, the Federal Court Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation is pending. The parties filed a motion to stay the Federal Court Derivative Litigation, which was granted by the Court on August 13, 2018.

On November 14, 2018, the Company and certain of its present and former officers and directors were named as defendants in an additional shareholder derivative lawsuit filed in the North Carolina Superior Court (the "State Court Derivative Litigation"). The complaint in that action covers the same period and contains allegations substantially similar to those asserted in the pending Federal Court Derivative Litigation and Stockholder Litigation.

We believe the allegations in the Stockholder Litigation, Federal Court Derivative Litigation, and State Court Derivative Litigation are without merit, and that the respective outcomes of the Stockholder Litigation and the Derivative Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 24 – DERIVATIVE FINANCIAL INSTRUMENTS

Our foreign currency exchange ("FX") forward contracts that qualify for hedge accounting are designated as cash flow hedges. The hedged risk is the risk of changes in functional-currency-equivalent cash flows attributable to changes in FX spot rates of forecasted transactions related to long-term contracts. We exclude from our assessment of effectiveness the portion of the fair value of the FX forward contracts attributable to the difference between FX spot rates and FX forward rates. At December 31, 2018 and 2017, we had deferred approximately $1.4 million and $1.8 million, respectively, of net gains (losses) on these derivative financial instruments in AOCI.

At December 31, 2018, our derivative financial instruments consisted solely of FX forward contracts. The notional value of our FX forward contracts totaled $16.5 million at December 31, 2018 with maturities extending to November 2019. These instruments consist primarily of contracts to purchase or sell Danish krone, Swedish króna, and Euros. We are exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We attempt to mitigate this risk by using major financial institutions with high credit ratings. The counterparties to all of our FX forward contracts are financial institutions party to our U.S. Revolving Credit Facility. Our hedge counterparties have the benefit of the same collateral arrangements and covenants as described under our U.S. Revolving Credit Facility. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts.

The following tables summarize our derivative financial instruments:

	As of December 31,
(in thousands)	2018	2017
Derivatives designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts designated as hedges:
Accounts receivable-other	$532	$1,088
Other assets	—	312
Accounts payable	—	105

Derivatives not designated as hedges:
Foreign exchange contracts:
Location of FX forward contracts not designated as hedges:
Accounts receivable-other	$14	$7
Accounts payable	—	1,722
Other liabilities	—	12

The effects of derivatives on our financial statements are outlined below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Derivatives designated as hedges:
Cash flow hedges
Foreign exchange contracts
Amount of gain (loss) recognized in other comprehensive income	$1,074	$3,346	$2,208
Effective portion of gain (loss) reclassified from AOCI into earnings by location:
Revenues	1,638	10,059	4,624
Cost of operations	(15)	(118)	195
Other-net	—	(7,438)	(1,221)
Portion of gain (loss) recognized in income that is excluded from effectiveness testing by location:
Other-net	(771)	(5,277)	4,518

Derivatives not designated as hedges:
Forward contracts
Loss recognized in income by location:
Other-net	$(8)	$(3,436)	$(872)

NOTE 25 – FAIR VALUE MEASUREMENTS

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

(in thousands)
Available-for-sale securities	December 31, 2018	Level 1	Level 2	Level 3
Mutual funds	$1,283	$—	$1,283	$—
Corporate notes and bonds	13,028	13,028	—	—
United States Government and agency securities	1,437	1,437	—	—
Total fair value of available-for-sale securities	$15,748	$14,465	$1,283	$—

(in thousands)
Available-for-sale securities	December 31, 2017	Level 1	Level 2	Level 3
Commercial paper	$1,895	$—	$1,895	$—
Certificates of deposit	2,398	—	2,398	—
Mutual funds	1,331	—	1,331	—
Corporate notes and bonds	4,447	4,447	—	—
United States Government and agency securities	5,738	5,738	—	—
Total fair value of available-for-sale securities	$15,809	$10,185	$5,624	$—

(in thousands)
Derivatives	December 31, 2018	December 31, 2017
Forward contracts to purchase/sell foreign currencies	$546	$(432)

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in "other assets" on our Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2018 and December 31, 2017.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 18). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Our annual and interim goodwill impairment tests and second quarter 2018 impairment charges required significant fair value measurements using unobservable inputs (see Note 14). The fair values of the reporting units were based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

Our second quarter 2018 impairment charges to assets held for sale of discontinued operations required significant fair value measurements using unobservable inputs (see Note 4). The fair value of the net assets held for sale was based on the expected net proceeds for the sale of MEGTEC and Universal.

Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (See Note 8 and Note 16).

NOTE 26 – SUPPLEMENTAL CASH FLOW AND INTEREST INFORMATION

In addition to non-cash items described in the Consolidated Statements of Cash Flows, we also recognized non-cash changes in our Consolidated Balance Sheets related to interest expense as described below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Accrued capital expenditures in accounts payable	$139	$1,383	$2,751

We recognized the following cash activity in our Consolidated Financial Statements:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income tax payments (refunds), net	$3,690	$(10,889)	$10,781
Interest payments on our U.S. revolving credit facility	$10,784	$4,909	$425
Interest payments on our second lien term loan facility	$7,627	$7,044	$—

Interest expense in our Consolidated Financial Statements consisted of the following components:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Components associated with borrowings from:
U.S. Revolving Credit Facility	$12,284	$5,051	$1,669
Second Lien Term Loan Facility	7,460	7,211	—
Last Out Term Loan - cash interest	513	—	—
Last Out Term Loan - interest paid-in-kind	1,079	—	—
Foreign revolving credit facilities	716	1,021	753
	22,052	13,283	2,422
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility deferred financing fees and commitment fees	22,943	6,270	1,244
Second Lien Term Loan Facility discount and financing fees	3,202	3,226	—
Last Out Term Loan discount and financing fees	552	—	—
	26,697	9,496	1,244

Other interest expense	864	3,154	36

Total interest expense	$49,613	$25,933	$3,702

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Held by foreign entities	$35,522	$42,490	$89,042
Held by United States entities (1)	7,692	1,227	(1,616)
Cash and cash equivalents of continuing operations	43,214	43,717	87,426

Reinsurance reserve requirements	11,768	21,061	21,189
Restricted foreign accounts	5,297	4,919	6,581
Restricted cash and cash equivalents	17,065	25,980	27,770

Total cash, cash equivalents and restricted cash of continuing operations shown in the Consolidated Statements of Cash Flows	$60,279	$69,697	$115,196

Total cash and cash equivalents of discontinued operations (2)	$—	$12,950	$8,461
(1) Cash and cash equivalents held by United States entities is negative at December 31, 2016 due to outstanding checks at continuing operations, for which we had the right to offset against cash held by U.S. entities of discontinued operations at that date.
(2) Cash and cash equivalents of discontinued operations is included in current assets of discontinued operations in the Consolidated Balance Sheet. See Note 4 for further information.

Our U.S. Revolving Credit Facility described in Note 19 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 27 – RELATED PARTY TRANSACTIONS

Transactions with AIP

The second lien term loan entered into on August 9, 2017 and related repurchase of shares of our common stock as described in Note 21 were related party transactions.

Transactions with B. Riley and its Affiliates

B. Riley Financial, Inc. and its affiliates (collectively, "B. Riley") became the beneficial owner of greater than five percent of our common stock in May 2018, upon completion of the 2018 Rights Offering described in Note 22. As of December 31, 2018, B. Riley Capital Management, LLC owns approximately 6.43% of our outstanding common stock.

Tranche A-1 of the Last Out Term Loans described in Note 20 was a related party transaction with B. Riley FBR, Inc. until November 19, 2018, when it was assigned to Vintage Capital Management LLC, also a related party.

Tranche A-2 of the Last Out Term Loans provided proceeds of $10 million on March 20, 2019, described in Note 31, was also a related party transaction with B. Riley FBR, Inc.

The Company also entered an agreement with BPRI Executive Consulting, LLC on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. The amount paid in 2018 related to this agreement was $0.1 million. This agreement also granted stock appreciation rights to BRPI Executive Consulting, LLC as described in Note 9.

See also Note 31.

Transactions with Vintage Capital Management, LLC

As of December 31, 2018, Vintage Capital Management, LLC ("Vintage") owned approximately 14.86% of our outstanding common stock.

On April 10, 2018, the Company and Vintage entered into an equity commitment agreement (the "Equity Commitment Agreement"), which Equity Commitment Agreement amended and restated in its entirety the prior letter agreement, dated as of March 1, 2018, between the Company and Vintage, pursuant to which Vintage agreed to backstop the 2018 Rights Offering for the purpose of providing at least $245 million of new capital.

The Last Out Term Loan described in Note 20 also became a related party transaction with Vintage beginning November 19, 2018, after it was assigned to Vintage from B. Riley FBR, Inc., also a related party.

See also Note 31.

NOTE 28 – FUTURE MINIMUM PAYMENTS

Operating leases

Future minimum payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2018 are as follows (in thousands):

(in thousands)
2019	$6,748
2020	$5,035
2021	$3,545
2022	$2,025
2023	$1,236
Thereafter	$792

Total rental expense for the years ended December 31, 2018, 2017 and 2016, was $8.3 million, $8.8 million and $7.0 million, respectively.

In September 2018, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in approximately the third quarter of 2019. As of December 31, 2018, the operating lease agreement for the office space in Akron had not yet commenced; it will commence when it is ready for occupation. The lease has an initial term of fifteen years, with an option to extend up to two additional ten year terms. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $55 million. This amount is not included in the table above.

Long-term borrowings

Maturities of our long-term borrowings in the five years succeeding December 31, 2018 are as follows (in thousands):

(in thousands)
2019 (1) (2)	$176,155
2020	$—
2021	$—
2022	$—
2023	$—
Thereafter	$—

(1)	As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

(2)
The maturity date of the U.S. Revolving Credit Facility and the Last Out Term Loans are in 2020. However, as of December 31, 2018, the U.S. Revolving Credit Facility and the Last Out Term Loan amounts are presented as a current liability in our Consolidated Balance Sheets as a result of the limited waivers that extend through April 5, 2019.

NOTE 29 – QUARTERLY FINANCIAL DATA

The following tables set forth selected unaudited quarterly financial information for the years ended December 2018 and 2017:

(in thousands, except per share amounts)	Quarter ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Revenues	$253,176	$291,337	$294,963	$222,912
Gross profit	$(24,169)	$(41,066)	$10,462	$(74,871)
Operating loss (1)	$(106,428)	$(137,351)	$(45,147)	$(137,674)
Equity in (loss) income of investees	$(11,757)	$—	$—	$154
Net loss attributable to shareholders	$(120,433)	$(265,768)	$(105,688)	$(233,403)
Loss per common share
Basic and diluted - Continuing	$(2.65)	$(1.68)	$(0.62)	$(1.35)
Basic and diluted - Discontinued	$(0.08)	$(0.44)	$(0.01)	$(0.04)
(1) Includes equity in income of investees.

(in thousands, except per share amounts)	Quarter ended
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenues	$348,072	$306,231	$356,870	$330,256
Gross profit	$49,614	$(69,593)	$30,753	$13,444
Operating loss (1)	$(11,279)	$(146,586)	$(110,888)	$(47,610)
Equity in income (loss) of investees	$618	$(15,232)	$1,234	$3,513
Net loss attributable to shareholders	$(7,045)	$(150,999)	$(114,302)	$(107,478)
(Loss) earnings per common share
Basic and diluted - Continuing	$(0.12)	$(3.05)	$(2.49)	$(2.56)
Basic and diluted - Discontinued	$(0.03)	$(0.04)	$0.01	$0.12
(1) Includes equity in income of investees.

Our quarterly results include the following items that significantly affect comparability across periods:

•
Actuarial gains and losses from marking to market our pension and postretirement benefit plan assets and liabilities (see Note 18). Such MTM adjustments resulted in (charges) gains of: $(72.2) million in the fourth quarter of 2018, $4.2 million in the third quarter of 2018, $0.5 million in the second quarter of 2018, $9.8 million in the fourth quarter of 2017, and $(1.1) million in the first quarter of 2017.

•
$39.8 million pre-tax gain in the third quarter of 2018 for the sale of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida as described in Note 5.

•
$18.4 million and $18.2 million of other-than-temporary impairment of our interest in TBWES, an equity method investment in India, in the first quarter of 2018 and the second quarter of 2017, respectively. These are described in Note 13.

•	Goodwill impairment charges totaled $37.5 million in the second quarter of 2018 and $86.9 million in the third quarter of 2017 as described in Note 14.

•	Restructuring and spin-off transaction costs totaled $6.9 million in the first quarter of 2018 and $6.3 million in the fourth quarter of 2017.

•	Financial advisory fees totaled $7.2 million in the third quarter of 2018 and $2.3 million in the fourth quarter of 2017.

•	Intangible asset impairment of $2.5 million was recorded in the fourth quarter of 2018 for the SPIG segment as described in Note 6.

•	An allowance for doubtful accounts of $5.8 million was recorded in the fourth quarter of 2018 for our China operation as described in Note 6.

•
Changes in the estimates of the forecasted revenues and costs to complete six European Vølund loss contracts significantly affected the quarterly earnings throughout 2018 and 2017. These contracts and their status as of December 31, 2018 are described in Note 7.

•
In the third quarter of 2018, we recognized $99.6 million of non-cash income tax charges to increase the valuation allowance against our remaining net deferred tax assets. In the fourth quarter of 2017, we recognized $62.4 million of additional income tax expense resulting from the enactment of new tax legislation in the United States on December 22, 2017. These are described in Note 10.

NOTE 30 – NEW ACCOUNTING STANDARDS

New accounting standards that could affect our Consolidated Financial Statements in the future are summarized as follows:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). With adoption of this standard, lessees will have to recognize long-term leases as a right-of-use asset and a lease liability on their balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. In July 2018, the FASB issued an update that provided an additional transition option that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the Consolidated Financial Statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We elected this optional transition method. We also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we are not electing to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840.

We have substantially completed our assessment of the standard as well as implementation of our leasing software, including data upload and test procedures. We continue to finalize our calculations, including our discount rate assumptions, related to the new standard. We are also continuing to establish new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard. We expect the impact of the standard adoption to increase our assets and liabilities within our Consolidated Balance Sheet by approximately $14 million to $19 million, but do not expect a material impact on our results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance provides companies with the election to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. Existing guidance requiring the effect of a change in tax law or rates to be recorded in continuing operations is not affected. This standard is effective for all public business entities for fiscal years beginning after December 15, 2018, and any interim periods within those fiscal years. Early adoption is permitted in any interim period. We expect the impact of this standard on our financial statements will be immaterial.

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

NOTE 31 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018, we have entered into a series of limited waivers (described below) to avoid default under our U.S. Revolving Credit Facility and Last Out Term Loans while we negotiated the settlement of the final two European Vølund loss contracts described in Note 7 and negotiated terms for financing and the related further amendment to our Amended Credit Agreement to allow for that financing. On March 20, 2019, we borrowed $10.0 million of additional funding in the form of a Tranche A-2 Last Out Term Loan (described below) to support working capital needs. Since March 20, 2019, we have been nearly fully drawn on the U.S. Revolving Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that cumulatively extend through April 5, 2019.

As of April 2, 2019, the settlement of the final two European Vølund loss contracts has been completed pending payment of amounts due under the settlement. Binding agreement of this settlement, subject to payment, was a requirement of the lending group of the Amended Credit Agreement for further amendment. The additional financing required to make those settlement payments and to provide additional funding of working capital has not been yet been committed. Our financing plans and the status of those negotiations as of April 2, 2019 are described more fully in Note 1.

March 15, 2019 Limited Waiver to the Amended Credit Agreement

On March 15, 2019, we entered into a limited waiver to our Amended Credit Agreement ("First Limited Waiver"), which waived our compliance with covenants in the Amended Credit Agreement and certain events of default through March 25, 2019.

March 19, 2019 Amendment and Limited Waiver to the Amended Credit Agreement

On March 19, 2019, we entered into an amendment and limited waiver (the "15th Amendment") to our Amended Credit Agreement, which replaced in full the First Limited Waiver, and extended the waivers of our compliance with covenants in the Amended Credit Agreement and certain events of default through March 29, 2019. The 15th Amendment also made certain other modifications to the Amended Credit Agreement. Specifically, the 15th Amendment provided $10.0 million in additional commitments from B. Riley Financial, Inc. under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. This borrowing under Tranche A-2 of Last Out Term Loans was generally made on terms, including interest rate, maturity and prepayment, that are the same as our Tranche A-1 of the Last Out Term Loans.

Certain of the lenders, as well as certain of their respective affiliates, have performed and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses. B. Riley is a significant stockholder, owning approximately 6.43% of our outstanding common stock. See also Note 27.

March 29, 2019 Limited Waiver to the Amended Credit Agreement

On March 29, 2019, we entered into a limited waiver (the “Third Limited Waiver”) to our Amended Credit Agreement, which waives our compliance with certain covenants in the Amended Credit Agreement, including but not limited to covenants (1) requiring that we maintain a minimum liquidity amount of $40.0 million as a condition to borrowing both at the time of any credit extension request and on the proposed date of the credit extension (as defined in the Amended Credit Agreement), provided that we must maintain a minimum liquidity amount of $35.0 million as a condition to borrowing both at the time of any credit extension request and on the proposed date of the credit extension, (2) requiring that we maintain the specified consolidated interest coverage and senior leverage coverage ratios contained in the Amended Credit Agreement, (3) requiring that we maintain a minimum liquidity amount of $40.0 million as of the last business day of any calendar month, (4) specifying certain contract completion milestones that we are required to meet in connection with one renewable energy project, (5) limiting the amount of certain net losses permitted in connection with renewable energy projects, and (6) requiring our independent registered public accounting firm certify our consolidated financial statements without a going concern qualification. The Third Limited Waiver also waives certain events of default related to projects in our Vølund & Other Renewables segment. The Third Limited Waiver will terminate at 5:00 p.m., New York City time, on April 5, 2019 unless earlier terminated upon the occurrence of, among other things, an event of default under the Amended Credit Agreement, our payment of certain fees in connection with certain renewable energy projects or our failure to maintain a minimum liquidity amount of $35.0 million as a condition to borrowing both at the time of any credit extension request and on the proposed date of the credit extension.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness, and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Deloitte & Touche LLP’s report on our internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated April 2, 2019 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the Company’s ability to continue as a going concern.

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

Cleveland, Ohio
April 2, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for our 2019 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2019 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance – Board of Directors and Its Committees" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2019, are as follows:

Name	Age	Position
Henry E. Bartoli	72	Chief Strategy Officer
Robert M. Caruso	56	Chief Implementation Officer
J. André Hall	53	Senior Vice President, General Counsel and Corporate Secretary
Daniel W. Hoehn	40	Vice President, Controller and Chief Accounting Officer
Jimmy B. Morgan	50	Senior Vice President, Babcock & Wilcox
James J. Muckley	60	Senior Vice President, Operations
Louis Salamone	72	Chief Financial Officer
Kenneth Young	55	Chief Executive Officer

Henry E. Bartoli has served as our Chief Strategy Officer since November 2018, in addition to serving as a member of our Board of Directors since January 2018. Prior to joining the Company, Mr. Bartoli served as President and Chief Executive Officer of Hitachi Power Systems America LTD from 2004 until his retirement in 2014. From 2002 to 2004, he was Executive Vice President of The Shaw Group, after serving in a number of senior leadership roles at Foster Wheeler Ltd. from 1992 to 2002, including Group Executive and Corporate Senior Vice President, Energy Equipment Group, and Group Executive and Corporate Vice President and Group Executive, Foster Wheeler Power Systems Group. Previously, from 1971 to 1992, he served in a number of positions of increasing importance at Burns and Roe Enterprises, Inc.

Robert M. Caruso has served as our Chief Implementation Officer since April 2018. He works closely with the Company’s executive leadership team to review financial and operational strategies, and revenue and profitability enhancement opportunities. Mr. Caruso also serves as a Managing Director of Alvarez & Marsal's North American Commercial Restructuring practice ("NACR") since September 2006. He is a member of the NACR Executive Committee and co-leads the NACR Midwest Region.

J. André Hall serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to the spin-off, Mr. Hall served as Assistant General Counsel, Transactions and Compliance our former parent, now known as BWX Technologies, Inc. ("BWXT"), since August 2013. Prior to joining BWXT, Mr. Hall served in various roles of increasing responsibility with Goodrich Corporation, an aerospace manufacturing company, most recently as Vice President of Business Conduct and Chief Ethics Officer from October 2009 until July 2012 when it was acquired by United Technologies Corporation. For the five years prior to becoming Chief Ethics Officer, Mr. Hall served as the segment general counsel for one of Goodrich Corporation’s multi-billion dollar operating segments.

Daniel W. Hoehn serves as our Vice President, Controller and Chief Accounting Officer. Mr. Hoehn joined BWXT in March 2015. From 2013 to 2015, Mr. Hoehn was Vice President and Controller at Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, responsible for financial reporting for Chiquita's operations across three continents. From 2010 to 2013, he was Assistant Corporate Controller, after serving as Manager, Financial Reporting, from 2007 to 2010. Prior to joining Chiquita, Mr. Hoehn was a senior manager in the audit practice at KPMG, LLP.

Jimmy B. Morgan has served as our Senior Vice President, Babcock & Wilcox since January 2019. Previously, Mr. Morgan served as Senior Vice President, Renewable, including our Babcock & Wilcox Vølund subsidiary, and Babcock & Wilcox's operations and maintenance services businesses, from December 2016 to January 2019. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President for Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

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

Louis Salamone has served as our Chief Financial Officer since February 2019. Before that, Mr. Salamone served as the Company's Executive Vice President of Finance since November 2018. Mr. Salamone also serves as an advisor to MDx Diagnostics, LLC, a provider of medical devices, since December 2017. From April 2013 until December 2017, Mr. Salamone served as Chief Financial Officer of CityMD, an urgent care provider. Prior to joining CityMD, Mr. Salamone was Vice President and Chief Financial Officer of OpenPeak Inc., a provider of mobile cybersecurity solutions, from April 2009 until March 2013, and Executive Vice President and Chief Financial Officer of LCC, from June 2006 until April 2009.

Kenneth Young has served as our Chief Executive Officer since November 2018. Mr. Young also serves as the President of B. Riley Financial, Inc. ("B. Riley"), a provider of collaborative financial services and solutions, since July 2018, and as Chief Executive Officer of B. Riley’s subsidiary, B. Riley Principal Investments, since October 2016. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young has served as a member of the boards of directors of Globalstar, Inc. since 2015, Orion Energy Systems, Inc. since 2017, Liberty Tax, Inc. since 2018 and bebe stores, inc. since 2018. Mr. Young previously served as a member of the boards of directors of B. Riley from 2015 to 2016 and Standard Diversified Opportunities Inc. from 2015 to 2017.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation Discussion and Analysis," "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information on our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan Category:	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	6,249,897
Weighted-average exercise price of outstanding options and rights	$11.51
Number of securities remaining available for future issuance	4,191,007
The other information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2019" in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

10.33	Form of Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed January 3, 2018 (File No. 001-36876))

10.34
Equity Commitment Agreement, dated March 1, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876))

10.35
Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876))

10.36
Amendment No. 6 dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876))

10.37
Equity Commitment Agreement, dated April 10, 2018, by and between Babcock & Wilcox Enterprises, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876))

10.38
Stock Purchase Agreement, dated as of June 5, 2018 among B&W Equity Investments, LLC, Babcock & Wilcox MEGTEC Holdings, Inc., Babcock & Wilcox MEGTEC, LLC, The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., DURR, Inc., and DURR Aktiengesellschaft (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876))

10.39	Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of November 2, 2018)

10.40
Consent and Amendment No. 7 dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876))

10.41
Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876))

10.42
Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876))

10.43
Amendment No. 9 dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.44
Amendment No. 10 dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.45
Amendment No. 11 dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.46
Amendment No. 12 dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.47
Amendment No. 13 dated December 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.48
Amendment No. 14 dated January 15, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.49†	Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting.

10.50†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone.

10.51†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli.

10.52†	Form of Stock Appreciation Right Award Grant Agreement.

10.53‡
Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

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

‡    The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company.

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year Ended December 31, 2018	$11,591	$8,208	$2,178	$585	$21,392
Year Ended December 31, 2017	$9,526	1,646	1,463	1,044	$11,591
Year Ended December 31, 2016	$4,839	769	5,750	1,832	$9,526

Deferred Tax Assets Valuation Allowance

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Ending balance
Year Ended December 31, 2018	$108,105	$204,727	$262	$313,094
Year Ended December 31, 2017	$40,484	61,021	6,600	$108,105
Year Ended December 31, 2016	$10,077	29,307	1,100	$40,484

Inventory Reserves

(in thousands)	Beginning balance	Charges to costs and expenses	Charged to other accounts	Deductions	Ending balance
Year Ended December 31, 2018	$13,328	$1,809	$1,402	$1,010	$15,529
Year Ended December 31, 2017	$13,092	1,302	230	1,296	$13,328
Year Ended December 31, 2016	$13,232	1,367	147	1,654	$13,092

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2019		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title

/s/ Kenneth M. Young	Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Louis Salamone	Chief Financial Officer (Principal Financial Officer)
Louis Salamone

/s/ Daniel W. Hoehn	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Daniel W. Hoehn

/s/ Matthew E. Avril	Director
Matthew E. Avril

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Thomas A. Christopher	Director
Thomas A. Christopher

/s/ Cynthia S. Dubin	Director
Cynthia S. Dubin

/s/ Brian R. Kahn	Director
Brian R. Kahn

/s/ Anne R. Pramaggiore	Director
Anne R. Pramaggiore

/s/ Kenneth Siegel	Director
Kenneth Siegel

April 2, 2019