Form 10-K/A
Babcock & Wilcox Enterprises, Inc.
filed 2019-04-30
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

(Mark One)
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 SOUTH VAN BUREN AVENUE BARBERTON, OHIO	44203
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 753-4511
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Babcock & Wilcox Enterprises, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2019. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2019 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
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

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The Company's Board of Directors (the "Board") currently includes seven highly qualified directors with skills aligned to our business and strategy who bring significant value and diversity to our company. The Board is comprised of the following members:

NAME	CLASS	YEAR TERM EXPIRES
Henry E. Bartoli	Class I	2019
Cynthia S. Dubin	Class I	2019
Kenneth Siegel	Class I	2019
Matthew E. Avril	Class II	2020
Alan B. Howe	Class II	2020
Brian R. Kahn	Class III	2021
Bryant R. Riley	Class III	2021
The Board currently consists of three classes of directors with each director serving a staggered three-year term. The Class I directors are Henry E. Bartoli, Cynthia S. Dubin and Kenneth Siegel. The Class II directors are Matthew E. Avril and Alan B. Howe. The Class III directors are Brian R. Kahn and Bryant R. Riley.
Matthew E. Avril, an independent director, currently serves as Board Chairman. Because the Chairman is an independent director, the Board expects that it would not designate another director as Lead Independent Director.
The following section provides information with respect to each of our directors. It includes the specific experience, qualifications and skills considered by the Governance Committee and the Board in assessing the appropriateness of the person to serve as a director (ages are as of April 15, 2019):
Henry E. Bartoli, 72, was elected to the Board in January 2018, and in November 2018, he was appointed as the Company’s Chief Strategy Officer. Prior to joining the Company, Mr. Bartoli served as President and Chief Executive Officer of Hitachi Power Systems America LTD from 2004 until his retirement in 2014. From 2002 to 2004, he was Executive Vice President of The Shaw Group, after serving in a number of senior leadership roles at Foster Wheeler Ltd. from 1992 to 2002, including Group Executive and Corporate Senior Vice President, Energy Equipment Group, and Group Executive and Corporate Vice President and Group Executive, Foster Wheeler Power Systems Group. Previously, from 1971 to 1992, he served in a number of positions of increasing importance at Burns and Roe Enterprises, Inc.
With more than 35 years of experience in the global power industry, Mr. Bartoli is a valuable member of the Board.
Cynthia S. Dubin, 57, has served on the Board since 2015. Ms. Dubin has served as non-executive director and member of the Audit and Risk Assurance Committee of the UK Competition and Markets Authority since February 2019. She is also a director and member of the Audit Committee of Nasdaq-listed Hurco Companies, Inc. having been appointed in March 2019. Prior to this she was Chief Financial Officer of Pivot Power, a developer and operator of large battery storage projects, from August 2018 to February 2019. From November 2011 through January 2016, Ms. Dubin served as Finance Director of JKX Oil & Gas plc, a publicly held oil and gas exploration, development and production company. Prior to joining JKX Oil & Gas plc, she co-founded and served as Chief Financial Officer of Canamens Energy Limited, an oil and gas exploration and production company focused on the Caspian, North Africa, Middle East and North Sea regions, from 2006 to 2011. Prior to joining Canamens Energy Limited, Ms. Dubin served as Vice President and Finance Director, Europe, Middle East and Africa Division for Edison Mission Energy, a U.S. owned electric power generator which developed, acquired, financed, owned and operated reliable and efficient power systems. Ms. Dubin started her career at The Bank of New York and Mitsubishi Bank advising on and lending to large energy projects.
Ms. Dubin brings valuable finance and energy industry experience to the Company’s Board as well as a unique understanding of the global and European energy markets. With more than 30 years of experience in the energy sector combined with her financial expertise and her international leadership experience, Ms. Dubin is a valuable member of the Board.
Kenneth Siegel, 63, has served on the Board since 2018. Mr. Siegel served as President of Diamond Resorts International, Inc. and a member of its Board of Directors from January 2017 through November 2018. From November 2000 to October 2016, he was Chief Administrative Officer and General Counsel of Starwood Hotels & Resorts where he played a pivotal role in its emergence as an industry leader prior to its acquisition by Marriott International, Inc. in 2016. Prior to joining Starwood, Mr. Siegel spent four years as the Senior Vice President and General Counsel of Cognizant Corporation and its successor companies. Since January 2019, Mr. Siegel has served on the boards of directors of SenesTech, Inc. (NASDAQ: SNES) and Craftworks Holdings, LLC. He also has served as a partner at several law firms.
Mr. Siegel’s extensive legal and executive experience makes him a valuable member of the Board.
Matthew E. Avril, 58, has served on the Board since 2018. Mr. Avril is a member of the strategic advisory board of Vintage Capital Management, LLC, a private-equity investment organization specializing in the defense, manufacturing and consumer sectors. From November 2016 to March 2017, he served as Chief Executive Officer of Diamond Resorts International, Inc. Previously, he was Chief Executive Officer-elect for Vistana Signature Experiences, Inc., from February to November 2015, after his retirement as President, Hotel Group, for Starwood Hotels & Resorts Worldwide, Inc. – a position he held from 2008 to 2012. Before that, from 2002 to 2008, he served in a number of executive leadership positions with Starwood, and from 1989 to 1998, held various senior leadership positions with Vistana.
Mr. Avril is a Certified Public Accountant (inactive status), and his knowledge of accounting and finance makes him a valuable member of the Board.

Alan B. Howe, 57, has served on the Board since 2019. Mr. Howe is the Co-founder and Managing Partner of Broadband Initiatives LLC, a boutique corporate advisory and consulting firm, serving in these positions since 2001. Mr. Howe also served as Vice President of Strategic and Wireless Business Development for Covad Communications, Inc., a national broadband telecommunications company from May 2005 to October 2008. He served as CFO and Vice President of Corporate Development for Teletrac, Inc. from April 1995 to April 2001. Before that, he held various executive management positions with Sprint PCS and Manufacturers Hanover Trust Company. He currently serves on the boards of directors of Data I/O Corporation (NASDAQ: DAIO),  and Resonant (NASDAQ: RESN). In the last five years, Mr. Howe has also served on a number of private and public boards, including Widepoint, Determine, MagicJack Vocaltec, Cafepress, Proxim Wireless, Urban Communications and Qualstar.

Mr. Howe brings to the Board extensive business development and financial expertise. His CEO, CFO, board level and Chairman experience makes him a valuable member of the Board.
Brian R. Kahn, 45, has served on the Board since 2018. Since 1999, Mr. Kahn has served as the managing partner of Vintage Capital Management, LLC, a private-equity investment organization specializing in the defense, manufacturing and consumer sectors. He served as a director of Aaron’s, Inc., from May 2014 to August 2015. Mr. Kahn also served as the Chairman of the Board of White Electronic Designs Corporation from June 2009 to April 2010. He has also served as a director of numerous privately-held companies including API Technologies Corp., Buddy’s Home Furnishings, Energes Services LLC, IEC Electronics and KVH Industries, Inc.
Mr. Kahn’s extensive experience as a director across multiple industries makes him a valuable member of the Board.
Bryant R. Riley, 52, has served on the Board since 2019. Mr. Riley has served as Co-Chief Executive Officer of B. Riley Financial, Inc., a leader in providing a diverse suite of financial services and solutions for public and private companies as well as high-net-worth individuals, since July 2018. He has served as Chairman since June 2014 and as a director since August 2009. Mr. Riley served as Chief Executive Officer from June 2014 to July 2018, and is currently an Executive Officer of B. Riley FBR, Inc. (formerly FBR Capital Markets & Co., LLC). Mr. Riley also served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and served as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006. Mr. Riley has served on the board of directors for B. Riley and Liberty Tax, Inc. (SMY: TAXA) since August 2018. He served on the board of Sonim Technologies, Inc. from October 2017 to March 2019. He also served on the board of directors for several private companies.
Mr. Riley’s experience and expertise in the investment banking industry and extensive experience serving on other public company boards makes him a valuable member of the Board.
VINTAGE AND B. RILEY INVESTOR RIGHTS AGREEMENT
On January 3, 2018, the Company entered into an agreement with Vintage Capital Management, LLC (“Vintage") and certain related parties, pursuant to which the Company agreed, among other things, to add Henry E. Bartoli, Matthew E. Avril and Brian R. Kahn to the Board to serve as Class I, Class II and Class III directors, respectively. This agreement expired pursuant to its terms earlier this year.
As part of a set of financing transactions announced on April 5, 2019, we executed an amendment to our U.S. credit agreement and a letter agreement with B. Riley Financial, Inc. (together with its affiliates, “B. Riley”) and Vintage pursuant to which we committed to use our reasonable best efforts to effect the following transactions (the “Equitization Transactions”):

1.
a $50 million rights offering allowing the Company’s stockholders to subscribe for shares of the Company’s common stock at a price of $0.30 per share, the proceeds of which will be used to prepay a portion of the Tranche A-3 last-out term loans under our U.S. credit agreement;

2.	the exchange of Tranche A-1 last-out term loans under our U.S. credit agreement for shares of the Company’s common stock at a price of $0.30 per share; and

3.
the issuance to B. Riley or such other persons as B. Riley may designate of an aggregate 16,666,667 warrants, each to purchase one share of the Company’s common stock at an exercise price of $0.01 per share.

As contemplated by these financing transactions, on April 30, 2019, the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with Vintage and B. Riley. As part of the Investor Rights Agreement, the Company agreed to appoint three directors to the Board nominated by each of Vintage and B. Riley, with the size of the full Board to remain at seven directors. Vintage re-nominated Henry E. Bartoli and designated Matthew E. Avril and Brian R. Kahn, each of whom is already a member of the Board, as its nominees under the Investor Rights Agreement. B. Riley designated Alan B. Howe and Bryant R. Riley to serve as Class II and Class III directors, respectively, under the Investor Rights Agreement, each of whom has been appointed to the Board. B. Riley elected not to designate a third individual at this time, but retains the right to do so in the future.
Pursuant to the Investor Rights Agreement, each of Vintage and B. Riley will retain their right to nominate directors to serve on the Board so long as they continue to meet certain quantitative thresholds with regard to the amount of Company common stock and debt they beneficially own. B. Riley’s contractual rights to nominate directors will continue with respect to:

1.	prior to the closing of the last of the Equitization Transactions (the "Equitization Closing"):

a.	three Board members, for so long as B. Riley beneficially owns at least $56.25 million of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined;

b.
two Board members, after the first time that B. Riley beneficially owns less than $56.25 million of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined, but for so long as B. Riley continues to beneficially own at least $37.50 million of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined; and

c.	one Board member, after the first time that B. Riley beneficially owns less than $37.50 million of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined;

2.	at and after the Equitization Closing:

a.
three Board members, for so long as B. Riley beneficially owns at least 75% of its Common Stock owned as of the Equitization Closing (the “Closing B. Riley Stock Ownership”) and at least 75% of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined, beneficially owned by B. Riley as of the Equitization Closing (the “Closing Loan Ownership”);

b.
two Board members, after the first time that B. Riley beneficially owns less than 75% of the Closing B. Riley Stock Ownership or less than 75% of the Closing Loan Ownership, but for so long as B. Riley continues to beneficially own at least 50% of the Closing B. Riley Stock Ownership and at least 50% of the Closing Loan Ownership; and

c.	one Board member, after the first time that B. Riley beneficially owns less than 50% of the Closing B. Riley Stock Ownership or less than 50% of the Closing Loan Ownership;
Vintage’s contractual rights to nominate directors will continue with respect to:

1.	three Board members, for so long as Vintage beneficially own 75% of its Common Stock owned as of the record date for the 2019 annual meeting of stockholders (the “Closing Vintage Stock Ownership”);

2.
two Board members, after the first time that Vintage beneficially owns less than 75% of the Closing Vintage Stock Ownership but so long as Vintage continues to beneficially own at least 50% of the Closing Vintage Stock Ownership; and

3.	one Board member, after the first time that Vintage beneficially owns less than 50% of the Closing Vintage Stock Ownership;
In all instances, Vintage and B. Riley, respectively, must beneficially own at least 5% of the outstanding voting power of all of the Company’s common stock to retain their director nomination rights with regard to any directors.
The Investor Rights Agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. We have also agreed to reimburse B. Riley and Vintage for all reasonable out-of-pocket costs and expenses they incur, including fees for legal counsel, in the rights offering contemplated as part of the Equitization Transactions.
The rights provided to B. Riley and Vintage as part of the Investors Rights Agreement will remain in full force and effect regardless of whether we are able to complete all or any part of the Equitization Transactions.

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
Daniel W. Hoehn serves as our Vice President, Controller and Chief Accounting Officer. Mr. Hoehn joined BWXT in March 2015 in anticipation of the spin-off. From 2013 to 2015, Mr. Hoehn was Vice President and Controller at Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, responsible for financial reporting for Chiquita's operations across three continents. From 2010 to 2013, he was Assistant Corporate Controller, after serving as Manager, Financial Reporting, from 2007 to 2010. Prior to joining Chiquita, Mr. Hoehn was a senior manager in the audit practice at KPMG, LLP.
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
James J. Muckley served as our Senior Vice President, Operations from December 2016 until March 2019 and was responsible for the Company's manufacturing operations, Global Project Management, Quality and Environmental, Health, Safety & Security functions. He was also responsible for Babcock & Wilcox Construction Co., LLC. From June 2016 to December 2016, he was Vice President, Global Parts and Field Engineering Services in the Company's Power segment. Prior to that, he was Vice President, Parts from January 2016 to May 2016, General Manager, Replacement Parts from November 2012 to December 2015, and Operations/Alliance Manager, Replacement Parts from March 2002 to October 2012.
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
Kenneth Young has served as our Chief Executive Officer since November 2018. Mr. Young also serves as the President of B. Riley Financial, Inc., a provider of collaborative financial services and solutions, since July 2018, and as Chief Executive Officer of B. Riley’s subsidiary, B. Riley Principal Investments, since October 2016. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young has served as a member of the boards of directors of Globalstar, Inc. since 2015, Orion Energy Systems, Inc. since 2017 and Liberty Tax, Inc. since 2018. Mr. Young previously served as a member of the boards of directors of B. Riley from 2015 to 2016 and Standard Diversified Opportunities Inc. from 2015 to 2017.
SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE"). Directors, executive officers and more than 10% holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no forms were required, we believe that, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our directors, executive officers and more than 10% beneficial owners were satisfied other than one late Form 4 filing for each of Messrs. Hall, Hoehn, Low, Morgan and Muckley with respect to one transaction involving the vesting of cash-settled performance units.
CORPORATE GOVERNANCE
Our Corporate Governance policies and structures provide the general framework for how we run our business. They demonstrate our commitment to ethical values, to strong and effective operations and to assuring continued growth and financial stability for our stockholders.
The corporate governance section on our Web site contains copies of our principal governance documents. It is found at www.babcock.com at “Investors—Corporate Governance” and contains the following documents:
Amended and Restated Bylaws
Corporate Governance Principles
Code of Business Conduct
Code of Ethics for Chief Executive Officer and Senior Financial Officers
Audit and Finance Committee Charter
Compensation Committee Charter
Governance Committee Charter
Conflict Minerals Policy
Related Party Transactions Policy
Modern Slavery Transparency Statement
Board Function, Leadership Structure and Executive Sessions
The Board oversees, counsels and directs management in the long-term interest of the Company and our stockholders. The Board’s responsibilities include:

•	overseeing the conduct of our business and assessing our business and enterprise risks;

•	reviewing and approving our key financial objectives, strategic and operating plans, and other significant actions;

•	overseeing the processes for maintaining the integrity of our financial statements and other public disclosures, and our compliance with law and ethics;

•	evaluating CEO and senior management performance and determining executive compensation;

•	planning for CEO succession and monitoring management’s succession planning for other key executive officers; and

•	establishing our effective governance structure, including appropriate board composition and planning for board succession.
The Board does not have a policy requiring either that the positions of the Chairman and the Chief Executive Officer should be separate or that they should be occupied by the same individual. The Board believes that this issue is properly addressed as part of the succession planning process and that it is in the best interests of the Company for the Board to make a determination on these matters when it elects a new Chief Executive Officer or Chairman of the Board or at other times consideration is warranted by circumstances. In the recent past, the Board has been structured with a combined Chairman and Chief Executive Officer. In connection with our recent Chief Executive Officer succession in November 2018, Mr. Young was appointed as our Chief Executive Officer, while Mr. Avril currently serves as our Chairman.
Pursuant to our Corporate Governance Principles, in the event the Chairman of the Board is not an independent director, the independent directors will annually appoint a Lead Independent Director with such responsibilities as the Board shall determine from time to time. If appointed, the Lead Independent Director has the following responsibilities:

•	presides over all Board meetings at which the Chairman of the Board is not present and all executive sessions attended only by independent directors;

•
serves as liaison between the independent directors and the Chairman of the Board and Chief Executive Officer (including advising the Chairman of the Board and Chief Executive Officer of discussions held during executive sessions of the non-employee and independent directors, as appropriate);

•	reviews and approves the Board meeting agendas and meeting schedules to assure that there is sufficient time for discussion of all agenda items;

•	advises the Chairman of the Board and Chief Executive Officer regarding the quality, quantity and timeliness of information sent by management to the directors;

•	has the authority to call meetings of the independent directors; and

•	if requested by major stockholders, ensures that he or she is available for consultation and direct communication.
Because the Chairman is an independent director, the Board expects that it would not designate another director as Lead Independent Director. The Board believes that this leadership structure is appropriate for us at this time because it provides our Chairman with the readily available resources to manage the affairs of the Board. Our Chairman works closely and collaboratively with our Chief Executive Officer to ensure that the views of the Board are taken into account as management carries out the business of the Company. Our independent directors, led by our Chairman, meet in executive session without management at the conclusion of each Board and committee meeting.
Director Nomination Process
Our Governance Committee is responsible for assessing the qualifications, skills and characteristics of candidates for election to the Board. In making this assessment, the Governance Committee generally considers a number of factors, including each candidate’s:

•	professional and personal experiences and expertise in relation to (1) our businesses and industries, and (2) the experiences and expertise of other Board members;

•	integrity and ethics in his or her personal and professional life;

•	professional accomplishment in his or her field;

•	personal, financial or professional interests in any competitor, customer or supplier of ours;

•
preparedness to participate fully in Board activities, including active membership on at least one Board committee and attendance at, and active participation in, meetings of the Board and the committee(s) of which he or she is a member, and lack of other personal or professional commitments that would, in the Governance Committee’s sole judgment, interfere with or limit his or her ability to do so; and

•	ability to contribute positively to the Board and any of its committees.
The Board recognizes the benefits of a diverse board and believes that any search for potential director candidates should consider diversity as to gender, ethnic background, education, viewpoint and personal and professional experiences.
Our bylaws provide that (1) a person will not be nominated for election or reelection to the Board if such person will have attained the age of 75 prior to the date of election or re-election and (2) any director who attains the age of 75 during his or her term will be deemed to have resigned and retired at the first annual meeting following his or her attainment of the age of 75. Accordingly, a director nominee may stand for election if he or she has not attained the age of 75 prior to the date of election or reelection.
The Governance Committee solicits ideas for possible candidates from a number of sources — including members of the Board, our Chief Executive Officer and other senior-level executive officers, individuals personally known to the members of the Board and independent director candidate search firms. Mr. Siegel, who was appointed to the Board in September 2018, was recommended to the Board as a director by several of our non-management directors. Messrs. Riley and Howe, who were appointed to the Board in April 2019, were recommended to the Board as directors pursuant to the Investor Rights Agreement with B. Riley.
In addition, any stockholder may nominate one or more persons for election as one of our directors at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our bylaws.
The Governance Committee will evaluate properly identified candidates, including nominees recommended by stockholders. The Governance Committee also takes into account the contributions of incumbent directors as Board members and the benefits to us arising from the experience of incumbent directors on the Board. In addition, the Governance Committee will consider whether a candidate meets the Company’s Corporate Governance Guidelines.
Our bylaws provide for a plurality voting standard for directors, but each nominee for director is required to sign an irrevocable contingent resignation letter. If a nominee for director in an uncontested election does not receive a majority of the votes cast “FOR” his or her election (not counting any abstentions or broker non-votes as being cast), the Board will act on an expedited basis to determine whether to accept the resignation.
Communication with the Board
Our stockholders or other interested persons may communicate directly with the Board or its independent members. Written communications to the independent members of the Board can be sent to the following: Board of Directors (independent members), c/o Babcock & Wilcox Enterprises, Inc., Corporate Secretary’s Office, 20 South Van Buren Avenue, Barberton, Ohio 44203. All such communications are forwarded to the independent directors for their review, except for communications that (1) contain material that is not appropriate for review by the Board based upon the Company’s bylaws and the established practice and procedure of the Board, or (2) contain improper or immaterial information. Information regarding this process is posted on our Web site at www.babcock.com under “Investors—Corporate Governance—Governance Documents.”
Board Orientation and Continuing Education
Each new director participates in an orientation program developed and implemented with the oversight of the Governance Committee. This orientation includes information to familiarize new directors with the Company’s operations, significant financial, accounting and risk management issues, compliance programs, Code of Business Conduct, principal officers and internal and independent auditors.
Directors are encouraged to participate in continuing education programs. The Board believes it is appropriate for directors, at their discretion, to have access to educational programs related to their duties as directors on an ongoing basis to enable them to better perform their duties and to recognize and deal appropriately with issues as they arise.
The Company provides appropriate funding for any such program in which a director wishes to participate.
Board Assessments
The Board conducts an annual self-evaluation to determine whether it and its committees are functioning effectively. The Governance Committee oversees this evaluation, solicits comments from all directors and reports annually to the Board with an assessment of the performance of the Board and its committees.
The Role of the Board in Succession Planning
The Board believes effective succession planning, particularly for the Chief Executive Officer, is important to the continued success of the Company. As a result, the Board periodically reviews and discusses succession planning with the Chief Executive Officer during executive sessions of Board meetings. The Compensation Committee assists the Board in the area of succession planning by reviewing and assessing the management succession planning process and reporting to the Board with respect to succession planning for the Chief Executive Officer and our other executive officers.
The Role of the Board in Risk Oversight
As part of its oversight function, the Board monitors various risks that we face. We maintain an enterprise risk management program administered by our Corporate Strategy group. This program facilitates the process of reviewing key external, strategic, operational (e.g., cyber security) and financial risks, as well as monitoring the effectiveness of risk mitigation. Information on the enterprise risk management program is presented to senior management and the Board. The Audit and Finance Committee assists the Board in fulfilling its oversight responsibility for financial reporting, and meets periodically with management to review financial risk exposures and the Company’s policies and guidelines concerning risk assessment and risk management. The Compensation Committee also assists the Board with this function by assessing risks associated with our compensation programs in consultation with management and its outside compensation consultant, as more fully described in “Compensation Discussion and Analysis—Compensation Philosophy and Process.”

BOARD OF DIRECTORS AND ITS COMMITTEES
The Board met 42 times during 2018. All directors attended 75% or more of the meetings of the Board and of the committees on which they served during 2018. Directors are encouraged to make all reasonable efforts to attend the annual meetings of stockholders. Six out of seven directors then serving on the Board attended our 2018 annual meeting of stockholders on May 16, 2018, and five out of seven directors then serving attended the reconvening of the 2018 annual meeting of stockholders on June 1, 2018.
The Board currently has, and appoints the members of, standing Audit and Finance, Compensation and Governance Committees. Each of those committees has a written charter approved by the Board. The current charter for each standing Board committee is posted on our Web site at www.babcock.com under “Investors—Corporate Governance—Governance Documents.”
The current members of the committees are identified below. NYSE listing standards require that all members of our Audit and Finance, Compensation and Governance Committees be independent. The Board has affirmatively determined that each member of such committees is independent in accordance with the NYSE listing standards.
Committee Composition:

Committee Member	Audit & Finance	Compensation	Governance
Matthew E. Avril	Member	Member
Cynthia S. Dubin	Chair		Member
Alan B. Howe	Member	Chair
Brian R. Kahn		Member	Member
Bryant R. Riley
Kenneth Siegel			Chair
Audit and Finance Committee:
Ms. Dubin (Chair)
Mr. Avril
Mr. Howe
The Audit and Finance Committee met seven times during 2018. The Audit and Finance Committee’s role is financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements.
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
The Board has determined that Mr. Avril, Ms. Dubin and Mr. Howe qualify as “audit committee financial experts” within the definition established by the SEC. For more information on the backgrounds of these directors, see their biographical information under “Election of Directors.”
Compensation Committee:
Mr. Howe (Chair)
Mr. Avril
Mr. Kahn
The Compensation Committee met 15 times during 2018. The Compensation Committee has overall responsibility for our executive and non-employee director compensation plans, policies and programs including our Executive Incentive Compensation Plan (the “EICP”) and our Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTIP”).
The Compensation Committee has the authority to retain, terminate, compensate and oversee any compensation consultant or other advisors to assist the committee in the discharge of its responsibilities. The Compensation Committee may form and delegate authority to subcommittees consisting of one or more independent directors as the Compensation Committee deems appropriate. The Compensation Committee has engaged Korn Ferry Hay Group, Inc. (“Hay Group”) as its outside compensation consultant.

See “Compensation Discussion and Analysis—Compensation Philosophy and Process” and “Compensation Discussion and Analysis—2018 Compensation Decisions” for information about our 2018 named executive officer compensation, including a discussion of the role of management and the compensation consultant.
Governance Committee:
Mr. Siegel (Chair)
Ms. Dubin
Mr. Kahn
The Governance Committee met eight times during 2018. This committee, in addition to other matters, has overall responsibility to (1) establish and assess director qualifications; (2) recommend nominees for election to the Board; and (3) oversee the annual evaluation of the Board and management, including the Chief Executive Officer in conjunction with our Compensation Committee. This committee will consider individuals recommended by stockholders for nomination as directors. This committee also assists the Board with management succession planning and director and officer insurance coverage.
CODE OF BUSINESS CONDUCT
We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our web site, www.babcock.com under "Investor Relations—Corporate Governance—Highlights." We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Table of Contents

•	Executive Summary

•	We are Committed to Compensation Best Practices

•	Peer Group

•	Compensation Philosophy and Process

•	Key 2018 Compensation Decisions

•	Other Compensation Practices and Policies
Executive Summary
RECENT FINANCING AND OTHER ACTIONS
On April 5, 2019, we announced that we had taken action to strengthen our financial position. This included securing additional financing and amending our U.S. credit agreement with our current lenders. The amendment provided for an additional $150.0 million of financing from B. Riley through Tranche A-3 last-out term loans as well as an incremental uncommitted facility of up to $15.0 million to be provided by B. Riley or an assignee. The proceeds from the Tranche A-3 last-out term loans were used to pay the amounts due under the settlement agreements discussed below and for working capital and general corporate purposes. The amendment also, among other things, modified various covenants in our U.S. credit agreement going forward to provide us with additional operational flexibility and created an event of default if we fail to terminate the existing revolving credit facility under the U.S. credit agreement on or before March 15, 2020. In connection with the amendment, the Company agreed to seek stockholder approval for, among other things, the Equitization Transactions described herein.
On April 5, 2019, we also announced that we paid a combined £70 million (approximately $91.6 million at exchange rates at the time of announcement) to the customers on our two remaining European Vølund loss projects – referred to as the “second” and “fifth” projects in previous communications – in exchange for significantly limiting our obligations under these contracts, including a waiver of the customer’s rejection and termination rights on the fifth project. We agreed to provide construction services on the fifth project to complete key systems of the plant, not to exceed a minimal cost to complete. The settlement also eliminates all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth project other than customary warranty of core products. For the second project, the settlement clearly defines and limits the remaining performance obligations and settles prior claims. We expect to turn over the second project in May 2019 and will then assume the plant’s operations and maintenance under a separate contract.

We also entered into a settlement in connection with an additional European waste-to-energy EPC contract for which notice to proceed was not given and the contract was not started. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project move forward.
We believe that this financing and these settlements, when combined with the turnover of the other four European Vølund loss projects which have occurred since the beginning of 2018, will allow us to focus on unlocking the value and strong position of our power business, along with the core technologies of Vølund and SPIG.
2018 PERFORMANCE
The last fiscal year was a year of significant transition as we focused on project execution, meeting the needs of our customers and implementing disciplined cost reduction to help lay the groundwork for improved profitability, cash flow and liquidity. Our efforts included completing the sale of several subsidiaries, including MEGTEC, Universal and our waste-to-energy operations and maintenance business in West Palm Beach, Florida. We also successfully completed a stock rights offering that provided liquidity and flexibility to make important improvements to our business.
Throughout 2018, our Babcock & Wilcox segment (formerly called the Power segment) remained our core business and a strong performer. As some of our competitors have essentially pulled out of global coal markets, the segment’s aftermarket Parts & Services business is well-positioned to continue serving the North American utility installed base while growing its worldwide market share. In addition, coal remains the fuel of choice for power generation in many international areas, and we continue to pursue significant projects in these regions. The segment is also gaining momentum with its industrial steam generation offerings, such as package boilers, and is driving to leverage its large industrial installed base, particularly in Pulp & Paper, to grow its aftermarket business.
Other developments included moving our headquarters from Charlotte to Ohio, and our announcement that we will relocate our operations to a new, centrally-located leased facility in Akron, Ohio. This will not only reduce overhead costs, but also provide a vibrant, dynamic workplace that helps us to attract and retain our talented people. We also eliminated unnecessary spending, and we aggressively drove cost-improvement initiatives to take costs out of our businesses.
2018 PAY-FOR-PERFORMANCE
Our executive compensation programs are based on a strong alignment between pay and performance, and this is reflected in the payout amounts under our annual incentive program and the value of earned awards granted under our long-term incentive program. Decisions by the Compensation Committee in 2018 also took into account prior feedback from our stockholders and concern for retention of key personnel while we address operational issues.
The Company again did not perform as expected in 2018. Our safety metrics, which are evaluated independently from our financial performance, accounted for 10% of the target awards and all of the payout for our annual incentive program. Solely as a result of the Company’s safety performance, which exceeded the benchmark set by the Company, the payout percentage for each of our participating named executive officers ("NEOs") was 10% of the target annual incentive award. For the third year in a row, no payment was earned under the financial component of the annual incentive award. See “2018 Summary Compensation Table” for a comparison of the total compensation received by our NEOs in 2018 versus 2017 and 2016, as applicable.
Our long-term incentive compensation metrics for 2017 and 2016 awards (relative total stockholder return, earnings per share and return on invested capital), are designed to drive performance and align the interests of officers and employees with those of stockholders. In light of our recent financial performance, however, the current projected value of such performance-based share awards is significantly impaired.
MANAGEMENT OVERVIEW
The Company (also sometimes referred to by us as “B&W”) became a public company on July 1, 2015 as a spin-off from The Babcock & Wilcox Company (now known as BWX Technologies, Inc., or “BWXT”). Compensation decisions for our NEOs were made by the Compensation Committee of the Board, which we refer to in this discussion as the “Compensation Committee.” Key features of our executive compensation program for the NEOs described below are outlined in this document.
During 2018 and early 2019, we saw significant change in our executive team, as outlined below:

•
Chief Executive Officer Transitions: Effective November 18, 2018, Kenneth M. Young was appointed as the Company’s Chief Executive Officer. On January 31, 2018, the Board appointed Leslie C. Kass as President and Chief Executive Officer of the Company and elected Ms. Kass to the Board. In connection with Mr. Young’s appointment, Ms. Kass stepped down as Chief Executive Officer and as a member of the Board. Prior to January 31, 2018, E. James Ferland served as President and Chief Executive Officer. Mr. Ferland also served as Executive Chairman until March 2, 2018.

•
Chief Financial Officer Transitions: Effective November 18, 2018, Louis Salamone was appointed as Executive Vice President of Finance. Mr. Salamone transitioned to the role of Chief Financial Officer effective February 1, 2019, and Joel K. Mostrom, who had been serving as interim Chief Financial Officer of the Company since June 1, 2018, ceased serving as Interim Chief Financial Officer as a result. Jenny L. Apker stepped down as Senior Vice President and Chief Financial

Officer of the Company, effective June 1, 2018, but remained employed by the Company in a different capacity through August 31, 2018 to assist with the Company’s transition to a new Chief Financial Officer.

•
Other Officer Transitions: Elias Gedeon, our former Senior Vice President and Chief Business Development Officer, stepped down from his role with the Company as of March 5, 2018. Mark A. Carano, Senior Vice President of the Company's Industrial segment, stepped down as an executive officer of the Company effective October 15, 2018. Mark S. Low, Senior Vice President of the Company’s Power segment, retired from the Company on December 31, 2018.

As a result of these officer transitions, we had 10 NEOs for 2018. The following five NEOs were still serving as our executive officers as of December 31, 2018:

NAME	TITLE (AS OF LAST DAY OF 2018)
Kenneth M. Young	Chief Executive Officer
Joel K. Mostrom	Interim Chief Financial Officer
Jimmy B. Morgan	Senior Vice President, Renewable
J. André Hall	Senior Vice President, General Counsel and Corporate Secretary
Mark S. Low	Senior Vice President, Power
The five remaining NEOs were no longer employed by us as of December 31, 2018:

NAME	TITLE
Leslie C. Kass	Former President and Chief Executive Officer
E. James Ferland	Former Chairman and Chief Executive Officer
Jenny L. Apker	Former Senior Vice President and Chief Financial Officer
Mark A. Carano	Former Senior Vice President, Industrial and Corporate Development
Elias Gedeon	Former Senior Vice President and Chief Business Development Officer
THIRD-PARTY COMPENSATION ARRANGEMENTS
During 2018, we entered into arrangements regarding the services of Messrs. Young and Mostrom that involved payments to third parties.
While employed by the Company, Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates. Pursuant to a consulting agreement between the Company and an affiliate of B. Riley Financial, Inc. (the “B. Riley Affiliate”), the Company paid the B. Riley Affiliate $62,500 per month in return for Mr. Young’s services as Chief Executive Officer during 2018. The Company also granted the B. Riley Affiliate a cash-settled stock appreciation right in 2018 that is further described below. The Company provided no other compensation for 2018 with respect to Mr. Young’s services as Chief Executive Officer.
Mr. Mostrom has served as a Senior Director with Alvarez & Marsal North America, LLC, a global professional services firm (“Alvarez & Marsal”), since September 2009. Pursuant to an existing professional services agreement between the Company and Alvarez & Marsal, Mr. Mostrom received a salary and benefits from Alvarez & Marsal for 2018. In connection with the appointment of Mr. Mostrom as interim Chief Financial Officer of the Company, the Company paid Alvarez & Marsal an additional $130,000 per month under the professional services agreement. The Company provided no other compensation for 2018 with respect to Mr. Mostrom’s services, including as Interim Chief Financial Officer.
2018 SAY-ON-PAY VOTE
In 2018, we received roughly 85% approval on our advisory vote to approve NEO compensation. We considered this an affirmation that our stockholders support our executive compensation program. We took this into account when examining compensation policies and decisions for 2018, along with a number of other factors including our desire to balance our pay for performance philosophy with the need to retain key employees as we worked through our European Vølund loss projects.
WE HAVE ENGAGED WITH OUR STOCKHOLDERS
Three of our directors (Messrs. Avril, Bartoli and Kahn) were nominated by and provide valuable, ongoing feedback on behalf of Vintage, one of our largest stockholders. We believe the views expressed by these directors are consistent with the views held by a number of other stockholders on the best ways to align our executive compensation program and strategies to strengthen the Company and better position it for success. Generally, investors have supported our executive compensation program goals, encouraged us to focus on paying for demonstrable performance, and asked that we carefully consider eliminating our classified board structure.

2018 COMPENSATION PROGRAM DESIGN
The Compensation Committee took the following key actions with respect to the 2018 executive compensation program design, each as further described below:

•
modified the annual cash incentive program by (1) replacing the operating income measure with an adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) measure, (2) changing the weightings of the two financial metrics used, (3) altering the impact of results at B&W Vølund (defined below), and (4) designing the individual performance component so that it could function as an independent metric;

•
instead of granting time-based and performance-based RSUs to our participating NEOs, granted each participating NEO an equity incentive award entirely in the form of stock options (or, for Ms. Kass, stock options and time-based RSUs);

•	granted stock appreciation rights with respect to one of our new executive officers in 2018; and

•	equitably adjusted outstanding equity awards (other than cash-settled performance units granted under our special 2017 retention program) in connection with the completion of our 2018 rights offering.
2018 COMPENSATION MIX
The following charts illustrate the target mix of base salary, annual incentive awards and equity incentive awards for Ms. Kass (who served as our Chief Executive Officer for most of 2018) and our other NEOs who were serving as executive officers as of the end of 2018 (other than Mr. Mostrom, who joined the Company in June 2018, and Mr. Young who is compensated pursuant to a consulting agreement as described above), highlighting the performance-driven focus of the compensation opportunities:
2018 Target Total Direct Compensation

KEY 2018 PROGRAM ELEMENTS
The main elements of the Company’s 2018 executive compensation program, a description of each element, and an explanation as to why we pay each element, are provided below (although not all NEOs received some or all of these compensation elements, as discussed above):

Compensation Element	Description	Objectives
Base Salary	Fixed cash compensation; reviewed annually and subject to adjustment	Attract, retain and motivate the NEO
Annual Cash Incentive Compensation	Short-term cash incentive compensation paid based on performance against annually established financial, safety and individual performance goals	Reward and motivate the NEO for achieving key short-term performance objectives
Annual Equity Compensation	Annual equity compensation awards of stock options (and, for Ms. Kass only, time-vesting RSUs)	Align NEO interests with those of our stockholders by rewarding the creation of stockholder value and encouraging stock ownership
Health, Welfare and Retirement Benefits	Qualified and nonqualified retirement plans and health care and insurance benefits	Attract and retain the NEO by providing market-competitive benefits
Severance and Change in Control Arrangements	Reasonable severance payments and benefits provided upon an involuntary termination, including an involuntary termination following a change in control of the Company
Help attract and retain high quality talent by providing market-competitive severance protection, and help encourage the NEO to direct his or her attention to stockholders’ interests, notwithstanding the potential for loss of employment in connection with a change in control

Limited Perquisites	Financial planning services, executive physicals and airline club memberships	Attract and retain high quality talent
We Are Committed to Compensation Best Practices
The Compensation Committee believes that our executive compensation program follows best practices aligned to stockholder interests, summarized below:

WHAT WE DO	WHAT WE DON’T DO
Pay-for-performance philosophy emphasizes compensation tied to creation of stockholder value	No excise tax gross-ups upon a change in control
Robust compensation governance practices, including annual CEO performance evaluation process by independent directors, thorough process for setting rigorous performance goals and use of an independent compensation consultant
No discounting, reloading or re-pricing of stock options without stockholder approval
Multiple performance metrics for annual incentive compensation program
Limited perquisites and reasonable severance and change in control protection that requires involuntary termination
Clawback provisions in annual and equity incentive compensation plans
Policies prohibiting executives from hedging or pledging Company stock
Strong stock ownership guidelines for executives (five times base salary for CEO and three times base salary for other NEOs)

Peer Group
PEER GROUP DESIGN
To help ensure that our executive compensation program provides competitive compensation opportunities that are necessary to attract and retain well-qualified executives, the Compensation Committee reviewed in general the level and mix of compensation for our CEO and CFO (in 2018, for Mr. Ferland and Ms. Apker) against the compensation provided by a group of peer companies (in addition to survey data provided by Hay Group which was used to review the compensation for certain of our other NEOs). The Compensation Committee also used these peer companies to evaluate the Company’s incentive program designs against market practice.
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
Based on this review, the Compensation Committee approved the following compensation peer group for 2017:

Actuant Corp. Industrial Machinery	Crane Co. Industrial Machinery	MasTec Inc. Construction & Engineering
AMETEK Inc. Electronic Components & Equipment	Curtiss-Wright Corp Aerospace & Defense	Primoris Services Corp. Construction & Engineering
CECO Environmental Corp. Environmental & Facilities Services	Dycom Industries Inc Construction & Engineering	SPX Corp. Industrial Machinery
Chart Industries Inc. Industrial Machinery	Flowserve Corp. Industrial Machinery	Tetra Tech, Inc. Electronic Equipment & Instruments
CIRCOR Intl. Inc. Industrial Machinery	Harsco Corp. Industrial Machinery
Covanta Holding Corp. Environmental & Facilities Services	Idex Corp. Industrial Machinery
In January 2018, Hay Group presented to the Compensation Committee a competitive assessment of market pay levels and practices, which assessment considered the competitiveness of our executive compensation program, the pay mix of our executive officers relative to our peer group and survey data sets, and the prevalence of long-term incentive vehicles and practices among peer group members. No change to the peer group for 2018 was recommended as a result of such assessment.
Compensation Philosophy and Process
OUR COMPENSATION PHILOSOPHY
We emphasize pay-for-performance, rewarding those who achieve or exceed their goals, and we use annual cash incentives and equity incentives to drive for strong results for our stockholders.
Our compensation program is designed to:

•	Incent and reward annual and long-term performance;

•	Set rigorous, but motivating goals;

•	Align interests of B&W executives with stockholders; and

•	Attract and retain well-qualified executives.
The Compensation Committee generally works with management and Hay Group, an external advisory firm, to help ensure the compensation program aligns with industry standards and has a balanced design that will achieve the desired objectives.
The roles and the responsibilities of the Compensation Committee, B&W management and Hay Group for 2018 are summarized here.

Compensation Committee (Three Independent Directors)

•	Established and implemented our executive compensation philosophy;

•	Aimed to ensure the total compensation paid to our NEOs was fair and competitive, and motivated high performance;

•
Subscribed to a “pay-for-performance” philosophy when designing executive compensation programs that intended generally to place a substantial portion of each executive’s target compensation “at risk” and make it performance-based, where the value of one or more elements of compensation was tied to the achievement of financial and/or other measures the Company considered important drivers in the creation of stockholder value;

•	Engaged Hay Group as its outside consultant for executive and director compensation matters to review the design of our executive compensation programs; and

•	Worked directly with Hay Group on Ms. Kass’ compensation.
B&W Management

•	Prepared information and materials for the Compensation Committee relevant to matters under consideration by the Compensation Committee;

•	Mr. Ferland and Ms. Kass each provided recommendations regarding compensation of certain of the other NEOs (Messrs. Carano, Gedeon, Hall, Low and Morgan and Ms. Apker); and

•
Mr. Ferland, Ms. Kass and senior human resources personnel attended Compensation Committee meetings and, as requested by the Compensation Committee, participated in deliberations on executive compensation (other than their own).

Hay Group (Consultant to our Compensation Committee)

•	Provided the Compensation Committee with information and advice on the design, structure and level of executive and director compensation;

•	Attended Compensation Committee meetings, including executive sessions, to advise on compensation discussions;

•	Reviewed market survey and proxy compensation data for comparative market analysis;

•	Advised the Compensation Committee on selecting an appropriate peer group;

•	Advised the Compensation Committee on external market factors and evolving compensation trends; and

•	Provided the Company assistance with regulatory compliance and changes regarding compensation matters.
Although Hay Group works with our management on various matters for which the Compensation Committee is responsible, our management did not direct or oversee the retention or activities of Hay Group. Following a review and assessment of the independence of Hay Group, the Compensation Committee concluded, after consideration of all relevant factors, specifically including six consultant independence factors under Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, that no conflict of interest has been raised by the work of Hay Group.
PLAN DESIGN AND RISK MANAGEMENT
B&W subscribes to a “pay-for-performance” philosophy. As such:

•
Incentive Compensation Tied to Performance – Generally, our participating NEOs’ annual cash incentive compensation is “at risk,” with the value tied to the achievement of financial and other measures the Company considers important drivers of stockholder value. For 2018, equity incentive awards were granted in the form of stock options (which only have value to the extent the stock price increases after the grant date) and (for Ms. Kass) RSUs (the value of which is dependent on stock price performance).

•
Equity Incentive Compensation Subject to Forfeiture for Certain Acts — The Compensation Committee may terminate any outstanding equity award if the recipient (1) is convicted of a misdemeanor involving fraud, dishonesty or moral turpitude or a felony, or (2) engages in conduct that adversely affects or may reasonably be expected to adversely affect the business reputation or economic interests of the Company.

•
Annual and Equity Compensation Subject to Clawbacks — Incentive compensation awards include provisions allowing us to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.

•
Linear and Capped Incentive Compensation Payouts — The Compensation Committee established financial performance goals that were used to plot a linear payout formula for incentive compensation to avoid an over-emphasis on short-term decision making. The maximum payout for the annual incentive compensation program was capped at 200% of target.

•
Use of Multiple and Appropriate Performance Measures — We used multiple performance measures to avoid having compensation opportunities overly weighted toward the performance result of a single measure. Our annual incentive program was based on a mix of financial, safety and individual goals. Our financial performance measures were based on adjusted EBITDA and free cash flow. Free cash flow maintains the focus on operational performance while adjusted EBITDA aligns with the way investors measure the profitability of the Company.

•
Stock Ownership Guidelines — Our executive officers and directors are subject to stock ownership guidelines, which help to promote longer-term perspectives and align the interests of our executive officers and directors with those of our stockholders.

The Compensation Committee reviewed the risks and rewards associated with our compensation programs. The programs were designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term. Management and the Compensation Committee do not believe any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.
Key 2018 Compensation Decisions
BASE SALARIES
For our participating NEOs, we generally targeted base salaries at median (+/- 15%) of a survey group using data furnished by our independent compensation consultant, Hay Group. The Compensation Committee used Hay Group’s Industrial Executive Compensation Survey for this purpose. It also considered publicly available compensation data from the custom peer group described above comprised of 16 companies with whom we compete for executive talent from the engineering and construction, aerospace and defense, heavy electrical equipment and industrial machinery industries. In the case of Mr. Ferland and Ms. Apker, the Compensation Committee used the peer group data to validate the ranges established using the survey data provided by Hay Group to evaluate their base salaries. For purposes of this evaluation, it was survey results themselves, and not the identities of the particular entities surveyed, that was material. For more information regarding this comparative compensation information, see “Peer Group” above.
We followed our normal compensation process and made certain adjustments to base salary rates effective as of April 1, 2018, as follows:
2018 BASE SALARY ADJUSTMENTS

NAME	BASE SALARY AT JAN 1, 2018	BASE SALARY AT APRIL 1, 2018	PERCENTAGE INCREASE
Jenny L. Apker	$435,000	$465,000	6.9%
Jimmy B. Morgan	$325,000	$360,000	10.8%
J. André Hall	$330,000	$360,000	9.1%
Mark S. Low	$340,000	$375,000	10.3%
Mark A. Carano	$425,000	$433,500	2.0%
Mr. Morgan’s base salary was set to be about 119% of the market median, in recognition of the scope of Mr. Morgan’s responsibilities to oversee the successful completion of our renewable energy projects.
In connection with her appointment as President and Chief Executive Officer effective January 31, 2018, the Company initially provided Ms. Kass a base salary of $750,000 per year, which was an increase over her prior salary of $340,000, reflecting the significantly expanded scope of her new responsibilities. This salary level was approximately 23% below the market median, reflecting the Compensation Committee’s initial desire to gradually increase her salary as she developed tenure in her role. No other changes were made to Ms. Kass’ base salary in 2018.
Certain other NEOs are not included in the table above because they were not eligible for a base salary increase when such increases were initially approved by the Compensation Committee in early 2018. As discussed above, Mr. Young continued to receive his annual salary from B. Riley Financial, Inc., and Mr. Mostrom was paid his annual salary by Alvarez & Marsal, while we paid compensation with respect to these individuals pursuant to third-party arrangements. Mr. Gedeon was not considered for a base salary increase due to his departure from the Company effective March 5, 2018. Mr. Ferland’s base salary was not increased, as he ceased serving as Chief Executive officer effective January 31, 2018.
ANNUAL CASH INCENTIVES
For 2018, we provided participating NEOs with an annual incentive compensation program that rewarded them for three areas of performance:

•	70% based on achievement of pre-established financial goals;

•	10% based on achievement of pre-established safety goals; and

•	20% based on an assessment of pre-established individual performance goals.
Each participating NEO had a target annual incentive award based on a percentage of base salary (referred to as the “target award percentage”). The final award could range from 0% to 200% of the target based on actual performance results. The target award percentages were established by the Compensation Committee based on a review of Hay Group’s survey data, and taking into account each participating NEO’s experience, role and scope of duties. In the case of Mr. Ferland and Ms. Apker, the review also included Hay Group’s peer group data. We generally targeted annual incentives for participating NEOs at median (+/- 15%) of market. Ms. Kass’ target annual incentive was 19% below the market median, reflecting the Compensation Committee’s initial desire to gradually increase her target annual incentive as she developed tenure in her role. Ms. Apker’s target annual incentive was 21% above the market median, reflecting the level of experience Ms. Apker brought to her role and the Compensation Committee’s desire to retain her with an award tied to the Company’s performance.
The following table summarizes the target award percentages for each participating NEO:
TARGET AWARD % FOR 2018 ANNUAL INCENTIVE AWARD

NAME	TARGET AWARD %
Leslie C. Kass	100%
E. James Ferland	100%
Jenny L. Apker	70%
Jimmy B. Morgan	60%
J. André Hall	60%
Mark S. Low	60%
Mark A. Carano	60%
In connection with her appointment as President and Chief Executive Officer, Ms. Kass’ target award percentage was increased from 40% to 100%. The target award percentages for the other participating NEOs were unchanged from 2017.
As discussed, for 2018, Mr. Young was compensated by B. Riley Financial, Inc., and Mr. Mostrom was compensated by Alvarez & Marsal, while we paid compensation with respect to these individuals pursuant to third-party arrangements. As such, Messrs. Young and Mostrom did not participate in 2018 annual incentive awards from the Company. Due to his departure from the Company on March 5, 2018, Mr. Gedeon was not eligible for annual incentive compensation for 2018.
2018 ANNUAL INCENTIVE PAYOUT
As described in more detail below, based on our 2018 performance, the annual incentive payout percentage for our participating NEOs was, on average, 10% of the target award.
2018 ANNUAL INCENTIVE AWARD DESIGN
The Compensation Committee determined that the 2018 annual incentive award for our participating NEOs would be made up of three components, as follows:

COMPONENT	WEIGHTING	MEASURES	PAYOUT CALCULATION
Financial	70%	Adjusted EBITDA (35%) Free cash flow (35%)
Range from 0% – 200% based on achievement against goals
Result referred to as “Financial Multiplier”
Results measured for the consolidated Company without its subsidiary, Babcock & Wilcox Vølund A/S (“B&W Vølund”)
“B&W Vølund Modifier” may adjust the Financial Multiplier +/-25x

Safety	10%	Total recordable incident rate (5%); Days away, restricted or transferred rate (5%)	Range from 0% – 100% multiplied by “Financial Multiplier” (if greater than 0)
Individual	20%	Assessment of pre-established individual performance goals	Range from 0% – 100% multiplied by “Financial Multiplier” (if greater than 0)

The components of the 2018 annual incentive award reflected the following changes from the components of the 2017 annual incentive award that were approved by the Compensation Committee:

•
in order to simplify the financial performance component and better align with investor communications and internal management of the Company’s business, the operating income measure (previously weighted at 45%) was replaced by an adjusted EBITDA measure (now weighted at 35%);

•	the weighting of the free cash flow measure was increased from 25% to 35% to reflect the importance of cash flow to the Company’s operations;

•	in order to reduce plan volatility, both financial performance components excluded the performance of B&W Vølund;

•	in order to maintain Company-wide focus on B&W Vølund results, the Compensation Committee implemented the B&W Vølund Modifier; and

•
in order to mitigate business volatility and mirror the safety metric, the individual performance component was designed to function as an independent metric if financial performance was below the threshold level.

For purpose of the 2018 annual incentive awards:

•	Adjusted EBITDA meant our adjusted earnings before interest, taxes, depreciation and amortization.

•	Free cash flow meant our net cash flow from operating activities (operating cash flow) less capital expenditures.
In order for these measures to reflect core operating results, the Compensation Committee determined that the measures above calculated according to generally accepted accounting principles should be adjusted for the following items to arrive at Adjusted EBITDA and free cash flow: (1) acquisition, disposition and divestiture costs; (2) restructuring expenses (including termination costs and advisor fees); (3) expenses associated with the spin-off; (4) pension mark-to market adjustments; (5) acquisition related amortization; (6) losses from divestitures; (7) impairments of tangible and intangible assets; (8) losses in respect of legal proceedings and dispute resolutions; (9) changes in accounting policies/standards and tax regulations; and (10) foreign exchange impacts recorded in “Other Income”. Adjusted EBITDA and free cash flow exclude the results of our Vølund subsidiary, and free cash flow is also adjusted to add back cash paid for interest payments. These adjustments allowed for changing business strategies, fostered consistency in the incentive plan, facilitated flexibility in assessing goal attainment, and promoted objective business decision making.
The Compensation Committee acknowledged that the anticipated losses on the European Vølund loss projects are difficult to forecast and add a significant amount of volatility to the Company’s overall results of operations. Rather than set target levels of financial performance that include the financial results of B&W Vølund, the Compensation Committee determined to tie the completion dates for the renewable energy projects described below in the description of the “B&W Vølund Modifier” as a means to modify the Financial Multiplier up or down by 25%, subject in all cases to the minimum and maximum thresholds for payment under the annual incentive plan. This design was intended to mitigate the volatility associated with the renewable energy projects while maintaining an incentive to complete those projects in a timely and cost-effective manner.
The Compensation Committee believes that our forecasting process produces rigorous goals that are reasonably achievable if the businesses perform as expected. As a result, the Compensation Committee set the target level of performance based on forecast. The Compensation Committee also established a maximum level of performance above which no more than 200% of the target award amount would be earned, and a threshold level of performance below which no incentive would be earned. There is no annual incentive payout (other than with respect to the safety and individual components of the award) if adjusted EBITDA is below the threshold level.
The following table summarizes the financial goals that the Compensation Committee established for 2018. Performance below the threshold level for either of the financial metrics resulted in no annual incentive award being earned with respect to that metrics. Performance at or above the maximum level for either of the financial metrics resulted in 200% of the annual incentive award being earned with respect to that metric.
2018 FINANCIAL PERFORMANCE GOALS

PERFORMANCE LEVEL	INCENTIVE PAYOUT %(1)	ADJUSTED EBITDA	FREE CASH FLOW
Below threshold	0%	Less than $74.8 million	Less than $32.8 million
Threshold	50%	$74.8 million	$32.8 million
Target	100%	$93.5 million	$46.9 million
Maximum	200%	$112.2 million or more	$61.0 million or more

1.	The payout percentage would be prorated on a straight-line basis for results between threshold and target or between target and maximum.

The Financial Multiplier was designed so that it would be further modified based on performance against goals established for 2018 with respect to B&W Vølund, as demonstrated in the following table:

B&W VØLUND MODIFIER GOALS	IMPACT ON COMBINED FINANCIAL MULTIPLIER
Complete the following milestones for each project by the specified date:
•    Margam & Templeborough: ROC accreditation (6/30/2018)
•    Teesside: ROC accreditation (9/30/2018)
•    Dunbar: generation to the grid (7/31/2018)
•    SKV40: takeover certificate (9/30/2018)
•    ARC: takeover certificate (6/30/2018)
Increase 0.25X(1)
Failure to timely complete the milestones noted above	Decrease 0.25X(1)

1.	Regardless of impact of B&W Vølund Modifier, the payout percentage based on the Financial Multiplier (if any) would not be less than 50% and no more than 200%.
The Compensation Committee also approved safety goals for 2018. These goals emphasized our strategic business goal of maintaining our commitment to safety. The goals related to two components of measuring safety results:

•	Total Recordable Incident Rate (“TRIR”), which measured the rate of recordable workplace injuries; and

•	Days Away, Restricted or Transferred (“DART”), which measured injuries resulting in lost or restricted days.
TRIR and DART each accounted for 5% of the total annual incentive payout. For 2018, the Compensation Committee established the threshold and target for TRIR at 1.44 and 1.18, respectively, and the threshold and target for DART at 0.54 and 0.41, respectively. In each case, the target levels represented a 5% improvement over the average of the prior three years.
For each safety goal, there was a threshold level of performance at which 50% of the target incentive was earned (and below which no incentive was earned), and a target level of performance at which 100% of the target incentive was earned. There was no interpolation between levels, and the safety component of the annual incentive award could not pay out at a level greater than 100%. Unless the Financial Multiplier is 0%, the final level of safety achievement was multiplied by the Financial Multiplier. If the 2018 TRIR or DART result met or exceeded the 2018 goal but did not represent an improvement over the corresponding 2017 result, the Financial Multiplier applied to TRIR and DART, as applicable, was limited to 1.0X.
Individual performance was generally assessed against individual goals and performance priorities established early in the year for each participating NEO. Separate goals and priorities were set forth for each of the NEOs using a balanced scorecard approach. The Compensation Committee established individual goals and priorities for the CEO, and the CEO established individual goas and priorities for each of the other NEOs. Individual performance goals allowed the Compensation Committee to differentiate final annual incentive awards for each participating NEO based on the Committee’s informed judgment, taking into account individual efforts and achievements in their respective areas of responsibility. The performance assessment was intended to result in an individual performance result that ranged from 0% to 100% of target. Unless the Financial Multiplier is 0%, each participating NEO’s individual performance result was multiplied by the Financial Multiplier.
2018 FINANCIAL PERFORMANCE RESULTS
In early 2019, our Compensation Committee reviewed the 2018 financial, safety and individual performance results. For 2018 annual incentive compensation purposes, our adjusted EBITDA was $73.3 million. In accordance with our 2018 annual incentive plan design, this amount included. For 2018 annual incentive compensation purposes, we generated adjusted free cash flow of $21.7 million.
We did not achieve our threshold adjusted EBITDA or free cash flow goal, and as a result, the financial payout percentage was determined to be 0%. The following table, which summarizes how the Company performed relative to the financial goals established by the Compensation Committee, shows the final performance with respect to the 2018 annual incentive award financial goals:
2018 FINANCIAL PERFORMANCE PAYOUT PERCENTAGE

METRIC	THRESHOLD		TARGET	MAX	ACTUAL	WEIGHTING	RESULT
Adjusted EBITDA (35%)	Goal	$74.8 million	$93.5 million	$112.2 million	$73.3 million
	Payout %	50%	100%	200%		35/70	0%
Free Cash Flow (35%)	Goal	$32.8 million	$46.9 million	$61.0 million	$21.7 million
	Payout %	50%	100%	200%		35/70	0%
					Financial Payout %		0%

With respect to the performance of the NEOs relative to their individual goals, the Compensation Committee determined that the Company’s performance under their leadership created liquidity needs necessitating negative discretion related to their individual performance. As a result, the Compensation Committee determined that the payout percentage for the individual performance goals was 0%.
The Compensation Committee also reviewed our performance relative to the safety goals for 2018, and determined that the Company improved its safety performance as measured by both TRIR and DART. The Company’s calculated TRIR for 2018 was 0.84 (29% over the 2018 goal), and its calculated DART was 0.33 (20% over the 2018 goal). As noted above, if the Financial Multiplier is 0%, it does not apply to the safety metrics. As a result, the Compensation Committee determined that the payout percentage for the safety metrics was 10% of the target annual incentive award.
The following table summarizes the 2018 award calculation results. The total amount for each participating NEO appears in the “2018 Summary Compensation Table” as 2018 compensation under “Non-Equity Incentive Plan Compensation.”
2018 TOTAL ANNUAL INCENTIVE AWARD

NAME	TOTAL AWARD
Leslie C. Kass	N/A
E. James Ferland	N/A
Jenny L. Apker	N/A
Jimmy B. Morgan	$26,344
J. André Hall	$21,150
Mark S. Low	N/A
Mark A. Carano	N/A
Ms. Kass, Ms. Apker and Mr. Carano were not eligible for annual incentive award payouts due to their departures from the Company during 2018. Mr. Ferland was eligible for a pro-rata payout based on actual performance as a result of the non-renewal of his employment agreement, pursuant to the terms of such employment agreement. Mr. Low was eligible for a full payout based on actual performance, due to the timing of his separation.
EQUITY INCENTIVE AWARDS
For Ms. Kass, we provided equity incentive compensation awards in a mix of stock options (representing 1/3 of the value of her awards) and time-vesting RSUs (representing 2/3 of the value of her awards). For the other participating NEOs, we provided equity incentive compensation awards entirely in the form of stock options. The decision by the Compensation Committee to grant stock options rather than performance-based RSUs was based on the belief that the Company’s stock price is the best metric by which to incent improved management performance. For Ms. Kass, the mix of stock options and time-vesting RSUs was intended to strike an appropriate balance between performance-based awards on the one hand (stock options), and the retention value provided by time-based awards (RSUs) on the other hand. The RSU and option grants made in 2018 for the participating NEOs are set forth in the "2018 Grants of Plan-Based Awards" table herein.
Stock options granted in 2018 generally vest in full on the first anniversary of the date of grant, subject to continued employment through such date. However, Mr. Ferland’s option award vested on June 30, 2018. The 2018 stock option awards were generally granted by the Compensation Committee effective March 6, 2018, but the stock option awards for participating NEOs other than Ms. Kass were made subject to stockholder approval of an amendment and restatement of the 2015 LTIP (which was approved by stockholders on May 16, 2018).
RSUs granted to Ms. Kass in 2018 generally vest on the following schedule: 50% vest on the second anniversary of the date of grant, and 50% vest on the third anniversary of the date of grant. Ms. Kass’ 2018 RSU award was granted by the Compensation Committee effective March 6, 2018, and was designed so that it can be settled in either our common stock or cash, at the discretion of the Compensation Committee. The decision to settle the RSUs in either common stock or cash was driven primarily by the relatively small number of shares available for issuance under the 2015 LTIP at that time.
The aggregate value of the awards granted in 2018 was generally based on the Compensation Committee’s review of equity incentive compensation award opportunities based on Hay Group’s survey data described above, and took into account each participating NEO’s experience, role and scope of duties, in order to provide competitive equity incentive opportunities. In the case of Mr. Ferland and Ms. Apker, the review also included Hay Group’s peer group data. We generally targeted equity incentives for participating NEOs at median (+/- 15%) of market. Use of equity-based awards, together with our meaningful stock ownership requirements, was intended to align the interests of participating NEOs with the interests of our stockholders, which is another important objective of our executive compensation program.
However, with respect to the participating NEOs other than Mr. Ferland and Ms. Kass who were eligible for a 2018 equity incentive award from the Company, the Compensation Committee determined that (1) those who participated in the special 2017 retention program awards (as described below) would have a target equity incentive award value equal to just 1/3 of the target value initially considered and recommended by management and (2) those who did not participate in the special 2017 retention program awards would have a target equity incentive award value equal to just 1/2 of the target value initially considered and recommended by management. The reduction in award value was driven by the relatively small number of shares available for issuance under the 2015 LTIP at that time, along with the fact that the vesting period was only one year. The Compensation Committee determined that, in light of these significantly lower award values, it was appropriate to impose only a one-year vesting period on stock option awards. The Compensation Committee did not similarly reduce Ms. Kass’ award value, in recognition of her assumption of new responsibilities as the Company’s Chief Executive Officer. However, the Compensation Committee determined that it was appropriate, in light of the magnitude of Ms. Kass’ awards, to provide for a three-year vesting period for the aggregate value of such awards, with the stock options (1/3 of the total value) vesting on the first anniversary of the grant date and the time-based RSUs (2/3 of the total value) vesting in equal installments on the second and third anniversaries of the grant date. The Compensation Committee expects to take into consideration these lower 2018 equity incentive award values when it reviews equity incentive awards for 2019.
Pursuant to the supplement to his employment agreement entered into on January 31, 2018 (as described below), Mr. Ferland and the Company agreed that Mr. Ferland would receive a reduced annual equity award for 2018, with a total value of $450,000. In connection with her promotion to President and Chief Executive Officer, Ms. Kass’ target equity incentive award value was increased from $400,000 to $1,500,000.
The following table summarizes the aggregate target 2018 equity incentive awards for each participating NEO:
2018 LONG-TERM INCENTIVE AWARDS

NAME	TARGET VALUE EQUITY AWARDS[1]
Leslie C. Kass	$1,500,000
E. James Ferland	$450,000
Jenny L. Apker	$250,000
Jimmy B. Morgan	$156,667
J. André Hall	$116,667
Mark S. Low	$156,667
Mark A. Carano	$200,000

1.
The value of the target equity incentive awards represents the nominal value used to determine the number of stock options and (if applicable) RSUs granted, taking into account the vesting schedule of the awards, rather than the grant date fair value computed for financial reporting purposes. See the “2018 Grants of Plan-Based Awards” table for more information regarding the stock awards.

Messrs. Young and Mostrom were not eligible for these kinds of annual equity incentive awards from the Company during 2018, but the B. Riley Affiliate was granted cash-settled stock appreciation rights, as further described below.
As previously announced on April 5, 2019, we also intend to put in place an equity pool of 16,666,666 shares of the Company’s common stock for issuance for long-term incentive planning purposes. The terms and amounts of awards to be made as part of this program have not yet been decided by the Compensation Committee.
Stock Appreciation Right Grants
As noted above, on December 18, 2018, the Company granted an award of 8,435,000 cash-settled SARs to the B. Riley Affiliate. These SARs generally vest after two years of service. After vesting, the SARs will be exercisable (1) with respect to 5,061,000 SARs, during the first ten business days subsequent to a calendar quarter in which the weighted average price of the Company’s common stock for such calendar quarter (the “FMV”) is at least $2.25 per share and (2) with respect to an additional 3,374,000 SARs, during the first ten business days subsequent to a calendar quarter in which the FMV is at least $2.50 per share. Upon exercise, the amount of cash to be paid will equal the product obtained by multiplying the applicable number of SARs being exercised by the difference between the base price ($2.00) and the “exercise price” determined in accordance with the applicable award agreement.
2018 LONG-TERM INCENTIVE PERFORMANCE UPDATE
Our 2017 and 2018 financial results (as applicable) will make it difficult to achieve a threshold level of performance for our 2017 long-term incentive awards when performance is measured at the end of each three-year performance cycle, which is a further reflection of our strong pay-for-performance philosophy.
In April, 2019, the Compensation Committee determined that the threshold performance objectives to earn payment with respect to performance-based RSUs granted to certain of our NEOs in 2016 (“2016 PSUs”) were not met. From 0% to 200% of the target levels of the 2016 PSU awards could have been earned based on achievement with respect to cumulative adjusted diluted earnings per share (“Cumulative EPS”), average annual return on invested capital (“ROIC”), and relative total shareholder return (“RTSR”) performance for the period beginning on January 1, 2016 and ending on December 31, 2018 (the “2016-2018 Performance Period”).

For purposes of the 2016 PSUs:

•	Cumulative EPS was the net income attributable to our common stock over the 2016-2018 Performance Period divided by our weighted average diluted shares outstanding for that period;

•
ROIC was a ratio of our net operating profit after tax (“NOPAT”) in relation to our invested capital, with NOPAT defined as operating income less tax expense, and “invested capital” defined as our total debt (short- and long-term) plus total stockholders’ equity; and

•
RTSR was a measure comparing the Company’s total shareholder return over the 2016-2018 Performance Period to that of the companies in the custom peer group described in our 2017 proxy statement. For this purpose, “total shareholder return” was [(a) – (b) + (c)]/b, where (a) is the Stock Price (as defined below) on the last business day of the 2016-2018 Performance Period, (b) is the Stock Price on the first business day of the 2016-2018 Performance Period and (c) is dividends paid and reinvested during the 2016-2018 Performance Period. The term “Stock Price” means the average daily closing price of a share of common stock of the applicable company during the preceding 30 calendar days.

In order for Cumulative EPS and ROIC to reflect core operating results, the Compensation Committee determined that the measures should be adjusted for the following items: (1) acquisition, disposition and divestiture costs; (2) restructuring expenses (including termination costs and advisor fees); (3) expenses associated with the spin-off; (4) pension mark-to market adjustments; (5) acquisition related amortization; (6) losses from divestitures; (7) impairments of tangible and intangible assets; (8) losses in respect of legal proceedings and dispute resolutions; and (9) changes in accounting policies/standards and tax regulations. These adjustments allowed for changing business strategies, fostered consistency in the long-term incentive program, facilitated flexibility in assessing goal attainment, and promoted objective business decision making.
Each participating NEO earned 0% of the target 2016 PSU award, as reflected in the table below:

METRIC	THRESHOLD		TARGET	MAX	ACTUAL(1)	WEIGHTING	RESULT
Cumulative EPS (60%)	Goal	$3.57	$4.47	$4.99	< Threshold
	Payout %	50%	100%	200%		60/100	0%
ROIC (20%)	Goal	8.0%	8.5%	9.0%	< Threshold
	Payout %	50%	100%	200%		20/100	0%
RTSR (20%)	Goal	25Thpercentile	50th percentile	≥75thpercentile	< Threshold
	Payout %	50%	100%	200%		20/100	0%
					Total Payout %		0%
The Company has determined that the “Actual” amount was below the “Threshold” amounts for each of these metrics. The “Actual” performance of these metrics was not calculated due to the difficulty caused by the significant changes in the Company’s capital structure over the course of the 2016-2018 Performance Period.
As a result, no payouts were earned with respect to the 2016 PSUs. Messrs. Young and Mostrom were not granted 2016 PSUs, as their employment commenced after the applicable grant date.
RETENTION PROGRAM
In order to maintain continuity of management we believe is needed to work through operational challenges, the Compensation Committee implemented a special retention program in 2017. Participation in the special retention program was limited to a small number of senior executives whose leadership and continued contributions were deemed vitally important to the completion of the Company’s renewable energy projects and our efforts to stabilize and strengthen our businesses, including Mmes. Apker and Kass and Messrs. Carano, Gedeon, Hall, Low and Morgan. At his request, Mr. Ferland did not participate in the special retention program. Mr. Ferland was, however, a party to a retention arrangement entered into in connection with the spin-off in 2015. See “Other Outstanding Long-Term Performance and Retention Awards” for additional information.
Special retention program participants received both cash-settled and stock-settled awards, which were intended to balance near- and long-term performance and retention risks. The cash-settled component incorporated a stock price performance feature to maintain important near-term alignment with the Company’s stockholders as well as incorporated a performance element in the retention program, and the stock-settled component was comprised of an award of time-vesting RSUs that generally vest in equal installments on the second and third anniversary of the grant date (which was August 14, 2017). As described below, the cash-settled awards were paid to the participating NEOs in 2018, while the stock-settled awards remain outstanding.

CASH-SETTLED PERFORMANCE UNITS UPDATE
The cash-settled component of the special retention program was comprised of an award of cash-settled performance units (“CPUs”). Each CPU represented the right to receive an amount in cash equal to the “measurement value” of our stock at the time of vesting. Generally, the measurement value was determined based on the average fair market value of our stock for the 30-day period immediately preceding the vesting date. However, the measurement value was designed to be no less than 75% of the market value of our stock determined as of the grant date of August 14, 2017, and no greater than 150% of the value of our stock determined as of the grant date. In general, 40% of the CPU grant vested six months after the grant date, and the remaining 60% vested 12 months after the grant date. The CPU awards were subject to repayment (adjusted for taxes paid by the grantee) if the grantee’s employment is terminated between the first and second vesting dates other than due to death or disability, a termination by the Company without cause (as defined in the CPU award agreement) or a termination for good reason (as defined in the CPU award agreement) following a change in control (as defined in the 2015 LTIP). As discussed further below, the measurement values with respect to the CPUs were not adjusted in connection with the rights offering the Company conducted during 2018.
The following participating NEOs received the following cash payouts with respect to their CPUs on the February 14, 2018 vesting date (for which the measurement value was $4.35) and the August 14, 2018 vesting date (for which the measurement value was $2.18):

NAME[1]	2/14/2018 CPU Payout	8/14/2018 CPU Payout
Leslie C. Kass	$112,200	$84,342
Jenny L. Apker	$169,650	$127,530
Jimmy B. Morgan	$107,249	$80,621
J. André Hall	$108,898	$81,863
Mark S. Low	$112,200	$84,342
Mark A. Carano	$140,248	$105,429
Elias Gedeon	$131,340	$197,007[2]

1.	Messrs. Young and Mostrom did not receive a CPU award because they commenced employment with the Company after the grant of CPU awards.

2.	For Mr. Gedeon, this payment was made on March 16, 2018 in connection with his termination of employment, and had a measurement value of $4.35.
OTHER OUTSTANDING LONG-TERM PERFORMANCE AND RETENTION AWARDS
In 2015, BWXT approved certain long-term arrangements designed to ensure management continuity through and after the spin-off that were in addition to the long-term incentive awards described above. Among other things, BWXT approved a Restructuring Transaction Retention Agreement with Mr. Ferland. Pursuant to his retention agreement, in recognition of Mr. Ferland’s unique skills and industry background, and to further encourage his continued service to the Company after the spin-off, BWXT granted him a cash retention award equal to two times the sum of his 2014 annual base salary rate and target annual incentive award (a total of $3,800,000), 50% of which vested on the second anniversary of the spin-off in 2017 and 50% of which vested on the third anniversary of the spin-off on June 30, 2018. BWXT believed this arrangement was fair and reasonable, especially in light of the fact that the Board asked Mr. Ferland to remain with the smaller of the two companies following the spin-off. BWXT also believed that these arrangements would result in the best opportunities to create stockholder value in the future.
In 2016, the Company approved a special, cash-settled award to Mr. Morgan of up to $300,000. This award was granted primarily as a retention tool, in light of Mr. Morgan’s critical role in successfully completing our renewable energy projects. The award to Mr. Morgan provided for the payment of up to $100,000 in each of May 2017, May 2018 and May 2019 depending on the Company’s performance on these projects. The performance goals for 2018 were as follows: complete the renewable energy projects within the revised budgets; negotiate settlements with customers as necessary; develop a new business model for B&W Vølund and restructure that organization to accommodate the new model; and develop a structure to deliver future renewable energy projects in a profitable manner. Our CEO evaluated Mr. Morgan’s performance relative to these goals to determine that a payment of $82,500 be made pursuant to this award in May 2018.
In 2018, the Company approved a special, cash-settled award to Mr. Hall of $175,000. This award was granted to Mr. Hall primarily as a retention tool, in light of his extraordinary workload as our General Counsel. The first installment of the award ($43,750) was paid to Mr. Hall in December 2018, and the remainder will be paid on November 30, 2019. If Mr. Hall leaves the Company under certain specified circumstances prior to that date, he will forfeit the unpaid amount and be required to repay the after-tax portion of the amount he received as the first installment in December 2018.
ADJUSTMENTS TO CERTAIN EQUITY INCENTIVE AWARDS IN CONNECTION WITH RIGHTS OFFERING
Following the completion of our 2018 rights offering, outstanding equity-based awards (other than 2017 CPU awards) were equitably adjusted as described in the narrative disclosure that follows the “Outstanding Equity Awards at 2018 Fiscal Year-End” table.

OTHER COMPENSATION PRACTICES AND POLICIES
Benefits
To the extent they participate, NEOs participate in the Company’s tax-qualified 401(k) plan and various health and welfare plans on the same basis as other eligible employees of the Company. The 401(k) plan includes employer matching contributions of up to 4% of eligible compensation for participants who are not eligible for a defined benefit pension plan.
Participating NEOs are also involved in two non-qualified defined contribution retirement plans, referred to as the “Restoration Plan” and the “Supplemental Executive Retirement Plan” (or “SERP”). Both plans permit our participating NEOs to choose to defer eligible compensation above the limited amounts permitted under the 401(k) plan. The Restoration Plan also provides for an employer match on the same basis as under the 401(k) plan but without regard to certain limits that otherwise apply to the 401(k) plan under the Code's rules. The SERP also provides for an additional discretionary employer contribution for eligible employees. In recent years, this discretionary contribution has equaled 5% of prior year salary and bonus, but the Compensation Committee determined not to approve a Company SERP contribution for 2018. The Compensation Committee believes that the opportunities to defer compensation and receive employer contributions under both the Restoration Plan and the SERP reflect competitive market practices and provide our participating NEOs with reasonable retirement benefit opportunities given their compensation. Neither the Restoration Plan nor the SERP provides for above-market earnings on any deferred amounts. See “2018 Non-qualified Deferred Compensation” for additional information about these plans.
Participating NEOs also receive limited perquisites for items such as financial planning, an annual executive physical and annual airline club memberships. The Compensation Committee views these benefits as customary arrangements and a standard part of a competitive total compensation package.
Severance and Change in Control Protection
Participating NEOs are eligible to receive certain severance benefits in case of an involuntary termination without “cause,” including a termination for “good reason.” Different provisions apply for an involuntary termination that occurs before or following a change in control of the Company. Severance benefits for a termination occurring before a change in control would generally have been provided for Mr. Ferland under an employment agreement that became effective upon the spin-off (as described below), and for the other participating NEOs in accordance with the Company’s Executive Severance Plan (the "Executive Severance Plan"). With the exception of Messrs. Ferland, Young and Mostrom, all of our NEOs participate (or, during their employment with the Company, participated) in the Executive Severance Plan. Severance benefits for an involuntary termination during a two-year protected period following a change in control are provided under a separate change in control agreement with each participating NEO. With the exception of Messrs. Young and Mostrom, all of our NEOs are party to a change in control agreement (or were party to one during their employment with the Company). These agreements require both a change in control and a “Covered Termination” (in other words, a double trigger) for any payments thereunder. The Compensation Committee believes the amounts of severance payable are reasonable in both amount and type. The change in control agreements do not provide for any tax gross-ups. Mr. Ferland’s employment agreement and the change in control agreements with each participating NEO include covenants regarding protection of confidential information, non-solicitation of employees and customers and non-competition as a condition to the severance benefits. Our equity grant agreements also provide for double-trigger vesting upon a change in control.
Effective June 1, 2018, the Company amended the Executive Severance Plan to provide for salary continuation payments of the severance benefit rather than a single lump sum payment. As amended, the Executive Severance Plan also provides for (1) the Company to pay the employer share of the “applicable premium” for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") for a period of three months rather than a lump sum payment for nine months of coverage, and (2) continuation coverage under COBRA of 18 months rather than 24 months following termination of employment. The benefits under the Executive Severance Plan are further described below under “Potential Payments Upon Termination or Change in Control.”
The Compensation Committee believes that these arrangements serve a number of important purposes for our stockholders. They help us attract and retain top quality executives and represent standard arrangements at most public companies as part of a competitive total compensation package. The change in control agreements also better allow executives to objectively evaluate potential transactions.
Effective as of the spin-off, our employment agreement with Mr. Ferland went into effect. The employment agreement governed the basic terms and conditions of Mr. Ferland’s employment. The agreement provided for a minimum level of base salary, participation in our annual and long-term incentive programs, and certain other customary benefits. The employment agreement had an initial term of one year, but would generally automatically renew for additional one-year terms unless notice of termination was given by either party. In the event of a termination of employment, Mr. Ferland was entitled to severance compensation under the employment agreement (as noted above).
In connection with Mr. Ferland’s transition out of the Chief Executive Officer role, on January 31, 2018, the Company and Mr. Ferland entered into a supplement to his employment agreement that (1) served as notice of nonrenewal of Mr. Ferland’s employment agreement and provided that such employment agreement would terminate on June 30, 2018, (2) provided that Mr. Ferland would continue to serve as Executive Chairman of the Board, and (3) provided that Mr. Ferland would receive a reduced annual equity award for 2018 with a value of $450,000, which award would vest 100% on June 30, 2018 rather than pro-rata under the non-

renewal severance provisions of his employment agreement. On March 1, 2018, the Company and Ferland entered into an additional supplement to his employment agreement whereby, in connection with Mr. Ferland’s resignation from the Board, the Company and Mr. Ferland agreed that Mr. Ferland would serve the Company as Strategic Advisor for the remainder of his employment period.
Separation Pay and Benefits for 2018 and Early 2019 Departures
In connection with their departures from the Company, Ms. Kass, Mr. Ferland, Mr. Low, Mr. Carano and Mr. Gedeon were entitled to separation payments and benefits that are described below under “Potential Payments Upon Termination or Change in Control.” In connection with his separation from employment, Mr. Low entered into a consulting agreement with the Company which began on January 1, 2019 and continues through December 31, 2019, unless terminated earlier by the Company or Mr. Low with no less than 30 days prior written notice, Mr. Low will provide consulting services to the Company at a fixed hourly rate of $250 per hour, for a total consulting fee of up to $250,000 during the term of the consulting agreement. The Company will also reimburse Mr. Low for actual and reasonable out-of-pocket expenses incurred in connection with such consulting services.
Stock Ownership Requirements
The Company maintains stock ownership guidelines for its employee NEOs. These guidelines establish minimum stock ownership levels of two to five times annual base salary for executives. The ownership multiples applicable to our continuing NEOs are:

•	CEO – Five times base salary; and

•	Other NEOs – Three times base salary.
Continuing NEOs have five years to achieve their respective minimum ownership levels. The Governance Committee annually reviews the compliance with these guidelines and has discretion to waive or modify the stock ownership guidelines. All continuing NEOs are currently in compliance with our stock ownership guidelines. Continuing NEOs are expected to hold 100% of the net shares issued to them under our equity incentive program, and should not sell or otherwise dispose of any other shares of Company common stock unless they have met their respective guideline.
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
Compensation Recovery (Clawback) Policy
All annual and equity incentive compensation awards generally include provisions allowing the Company to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.
Timing of Equity Award Approvals
To avoid timing stock awards ahead of the release of material nonpublic information, the Compensation Committee generally approves the annual stock option and other stock awards effective as of the third day following the filing of the Company’s annual report on Form 10-K or quarterly report on Form 10-Q with the SEC.
Tax Considerations
Section 162(m) generally disallows a federal tax deduction by the Company for compensation paid to certain executive officers (and, beginning in 2018, certain former executive officers) in excess of $1 million. Historically, compensation that qualifies as “performance-based compensation” under Section 162(m) could be excluded from this $1 million limit, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless certain transition relief for certain compensation arrangements in place as of November 2, 2017 is available.
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
We have reviewed and discussed the Compensation Discussion and Analysis with the Company’s management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement for the 2019 annual meeting of stockholders and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
THE COMPENSATION COMMITTEE
Matthew E. Avril
Alan B. Howe
Brian R. Kahn

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No director who served as a member of the Compensation Committee during the year ended December 31, 2018 (Messrs. Avril, Christopher, Hanks, Kahn, and Weyers, and Ms. Pramaggiore) (1) was during such year, or had previously been, an officer or employee of the Company or any of its subsidiaries, or (2) other than transactions in the ordinary course, had any material interest in a transaction of the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as members of a compensation committee (or other board committee performing equivalent functions) or the board of directors of any other entity that has an executive officer serving as a member of the Board.
COMPENSATION OF NAMED EXECUTIVE OFFICERS
The following table summarizes (as applicable) the 2018, 2017 and 2016 compensation of each person who served as our Chief Executive Officer (“CEOs”) during 2018, each person who served as our Chief Financial Officer (“CFOs”) during 2018, the three highest-paid executive officers other than the CEOs and CFOs who were still serving as executive officers as of December 31, 2018, and two other executive officers who ceased employment with us during 2018. We refer to these persons as our Named Executive Officers or NEOs. As discussed below, references in the following tables to stock awards and option awards relate to either BWXT stock or our stock, depending on the timing of the grant and the reference date for the particular disclosure.

2018 Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NON- QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Kenneth M. Young	2018	$88,356(1)	$—	$—	$1,536,405	$—	N/A	$—	$88,356
Chief Executive Officer

Leslie C. Kass	2018	$624,924	$—	$1,381,576	$221,971	$—	N/A	$142,322	$2,370,793
Former President & Chief Executive Officer

E. James Ferland	2018	$489,250	$1,900,000	$—	$199,772	$—	N/A	$46,815	$2,635,837
Former Chairman & Chief Executive Officer	2017	$978,821	$1,900,000	$3,323,550	$—	$97,850	N/A	$186,469	$6,486,690
	2016	$978,500	$—	$3,769,685	$758,464	$—	N/A	$178,670	$5,685,319
Joel K. Mostrom	2018	$910,000	$—	$—	$—	$—	N/A	$—	$910,000
Former Interim Chief Financial Officer

Jenny L. Apker	2018	$302,500	—	—	$110,985	$—	N/A	$27,156	$440,641
Former Senior Vice President & Chief Financial Officer	2017	$435,321	$—	$1,852,883	$—	$30,450	N/A	$69,270	$2,387,924
	2016	$420,000	$—	$538,498	$108,357	$—	N/A	$63,895	$1,130,750
Jimmy B. Morgan	2018	$351,250	$82,500	—	$69,549	$26,344	N/A	$13,865	$543,508
Senior Vice President, Babcock & Wilcox

J. André Hall	2018	$352,500	$43,750	—	$51,792	$21,150	N/A	$25,993	$495,185
Senior Vice President, General Counsel and Corporate Secretary

Mark S. Low	2018	$366,250	—	—	$69,549	$—	$(40,334)	$35,311	$430,776
Former Senior Vice President, Power	2017	$336,571	$—	$1,057,136	$—	$20,175	$33,328	$74,784	$1,521,994

Mark A. Carano	2018	$341,062	—	—	$88,786	$—	N/A	$199,841	$629,689
Former Senior Vice President, Industrial & Corporate Development	2017	$425,321	$—	$1,492,483	$—	$25,500	N/A	$75,776	$2,019,080
	2016	$424,325	$—	$403,874	$81,259	$—	N/A	$77,970	$987,428
Elias Gedeon	2018	$82,917	—	—	—	$—	N/A	$643,982	$726,899
Former Senior Vice President & Chief Business Development Officer	2017	$396,321	$—	$1,028,059	$—	$23,760	N/A	$60,031	$1,508,171
	2016	$389,050	$—	$291,723	$58,691	$—	N/A	$54,219	$793,683

1.	Mr. Young was appointed Chief Executive Officer effective November 19, 2018. His annual salary of $750,000 has been pro-rated for 2018.
Salary
Amounts reported in the “Salary” column above for 2018 include amounts that have been deferred under qualified and non-qualified deferred compensation plans. See the “Compensation Discussion and Analysis” for more information regarding the base salaries for the participating NEOs in 2018. For Mr. Young, the amount reported consists entirely of the fee paid to the B. Riley Affiliate for Mr. Young’s services as Chief Executive Officer during 2018. For Mr. Mostrom, the amount reported consists entirely of the fee paid to Alvarez & Marsal under the professional services agreement for Mr. Mostrom’s services as Interim Chief Financial Officer during 2018.
Bonus
The amount reported for 2018 for Mr. Morgan represents the 2018 payout of a portion of a cash-settled award granted to him in 2016. The amount reported for 2018 for Mr. Hall represents the 2018 payout of a portion of a cash retention award of $175,000 made to Mr. Hall in 2018.

Stock and Option Awards
The amount reported for Ms. Kass for 2018 in the “Stock Awards” column represents the grant date fair value of the time-based RSU award granted to Ms. Kass in 2018 computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.
The amount reported for the NEOs other than Messrs. Young, Mostrom and Gedeon for 2018 in the “Option Awards” column represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock option awards granted to such NEOs during 2018.
The amount reported for 2018 in the “Option Awards” column for Mr. Young represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the SAR award granted to the B. Riley Affiliate during 2018.
For a discussion of the valuation assumptions used in determining the grant date fair values, see Note 9 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. See the “2018 Grants of Plan-Based Awards” table and the “Compensation Discussion and Analysis” for more information regarding the stock awards and option awards granted to or with respect to the NEOs in 2018.
Non-Equity Incentive Plan Compensation
The amounts are reported in the “Non-Equity Incentive Plan Compensation” column for 2018 are attributable to the achievement of safety performance goals under the EICP. The payout percentage for such goals was, on average 10% of target. See the “2018 Grants of Plan-Based Awards” table and the “Compensation Discussion and Analysis” for more information regarding the annual incentive award opportunities for the participating NEOs in 2018.
Change in Pension Value and Non-qualified Deferred Compensation Earnings
The amount reported in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column for 2018 for Mr. Low represents the changes in actuarial present values of his accumulated benefits under our defined benefit plans, determined by comparing the prior completed fiscal year end amount to the covered fiscal year end amount. The discount rate applicable to such pension plans was 4.32% for the Qualified Plan and 4.27% for the Excess Plans (each as described under the “2018 Pension Benefits” table) at December 31, 2018. The discount rate applicable to the Qualified Plan was 3.69% and 4.20% at December 31, 2017 and 2016, respectively. The discount rate applicable to the Excess Plans was 3.62% and 4.11% at December 31, 2017 and 2016, respectively. Reductions in the discount rate, among other factors, result in an increase in the present value of the pension benefits. No portion of this amount represents above-market or preferential earnings under non-qualified deferred compensation plans.
All Other Compensation
The amounts reported for 2018 in the “All Other Compensation” column are attributable to the following:
ALL OTHER COMPENSATION

	SERP Contribution	401(k) Plan Contributions	Restoration Plan Contributions	Perquisites	Severance
Mr. Young	–	–	–	–	–
Ms. Kass	–	$20,550	$12,108	$12,394	$97,270
Mr. Ferland	–	$19,250	$14,997	$12,568	–
Mr. Mostrom	–	–	–	–	–
Ms. Apker	–	$14,588	–	$12,568	–
Mr. Morgan	–	$10,875	–	$2,990	–
Mr. Hall	–	$13,425	–	$12,568	–
Mr. Low	–	$19,975	$863	$14,473	–
Mr. Carano	–	$14,977	–	$13,068	$171,796
Mr. Gedeon	–	$5,017	–	$500	$638,465
SERP Contribution
See the “2018 Non-qualified Deferred Compensation” table for more information regarding these Company contribution amounts and the SERP.

401(k) Plan Contributions and Restoration Plan Contributions
The amounts reported in these columns represent the total amount of matching and service-based contributions made to each participating NEO under the Company’s 401(k) plan and Restoration Plan, respectively. Under the Company’s 401(k) plan, the Company will match 50% of the first 8% of an employee’s contributions to the plan. Under the Company’s Restoration Plan, the Company will match 50% of the first 8% of an employee’s deferral contributions.
Perquisites
Perquisites and other personal benefits received by a participating NEO are included even if their aggregate value does not exceed $10,000. The values of the perquisites and other personal benefits reported for our participating NEOs in 2018 are as follows:

•	The $12,394 reported for Ms. Kass is attributable to financial planning services.

•	The $12,568 reported for Mr. Ferland is attributable to financial planning services.

•	The $12,568 reported for Ms. Apker is attributable to financial planning services.

•	The $2,990 reported for Mr. Morgan is attributable to an annual executive physical and an airline club membership.

•	The $12,568 reported for Mr. Hall is attributable to financial planning services.

•	The $14,473 reported for Mr. Low is attributable to financial planning services and an annual executive physical.

•	The $13,068 reported for Mr. Carano is attributable to financial planning services and an airline club membership.

•	The $500 reported for Mr. Gedeon is attributable to an airline club membership.
Severance
The amounts reported in this row represent the following for 2018:

•
For Ms. Kass, the following benefits and payments under the Executive Severance Plan: continuation of base salary ($62,500), and outplacement services ($1,000). Upon termination, Ms. Kass was also entitled to acceleration of a portion of her unvested equity awards ($33,770);

•
For Mr. Gedeon, the following benefits and payments under the Executive Severance Plan: a lump sum payment equal to 52 weeks of base salary ($398,000), a lump sum payment equal to nine months of COBRA premiums for the medical, dental and/or vision benefits in effect for Mr. Gedeon and his qualified beneficiaries as of the date of termination ($17,106),and outplacement services for 9 months ($9,000). Upon termination, Mr. Gedeon was also entitled to acceleration of a portion of his unvested equity awards ($17,352) and acceleration of his CPUs ($197,007); and

•
For Mr. Carano, the following benefits and payments under the Executive Severance Plan: continuation of base salary ($90,313), financial planning services ($3,187) and outplacement services ($2,000). Upon termination, Mr. Carano was also entitled to acceleration of a portion of his unvested equity awards ($76,296).

2018 Grants of Plan-Based Awards
The following table provides additional information on stock awards and option awards, plus non-equity incentive plan awards, made to our participating NEOs by us during the year ended December 31, 2018. With respect to stock awards and option awards, the amounts of such awards (and, if applicable, the exercise prices) in this table and the tables that follow reflect adjustments to such awards that were approved by the Compensation Committee in connection with our 2018 rights offering, as further described below in the narrative disclosure following the “Outstanding Equity Awards at 2018 Fiscal Year-End” table.

NAME	GRANT DATE	COMMITTEE ACTION DATE	ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)(2)	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS (#)(3)	EXERCISE OR BASE PRICE OF OPTION AWARDS($/S)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Mr. Young	12/18/2018	12/18/2018	—	—	—	—	8,435,000	$2.00	$1,536,405
Ms. Kass	—	—	$18,750	$750,000	$1,500,000	—	—	—	—
	3/6/2018	2/19/2018	—	—	—	—	191,354	$4.17	$221,971
	3/6/2018	2/19/2018	—	—	—	239,857	—	—	$1,381,576
Mr. Ferland	—	—	$24,463	$978,500	$1,957,000	—	—	—	—
	3/6/2018	2/19/2018	—	—	—	—	172,217	$4.17	$199,772
Mr. Mostrom	—	—	—	—	—	—	—	—	—
Ms. Apker	—	—	$8,138	$325,500	$651,000	—	—	—	—
	3/6/2018	2/19/2018	—	—	—	—	95,677	$4.17	$110,985
Mr. Morgan	—	—	$5,400	$216,000	$432,000	—	—	—	—
	3/6/2018	2/19/2018	—	—	—	—	59,956	$4.17	$69,549
Mr. Hall	—	—	$5,400	$216,000	$432,000	—	—	—	—
	3/6/2018	2/19/2018	—	—	—	—	44,648	$4.17	$51,792
Mr. Low	—	—	$5,625	$225,000	$450,000	—			—
	3/6/2018	2/19/2018	—	—	—	—	59,956	$4.17	$69,549
Mr. Carano	—	—	$6,503	$260,100	$520,200	—			—
	3/6/2018	2/19/2018	—	—	—	—	76,540	$4.17	$88,786
Mr. Gedeon	—	—	—	—	—	—			—

1.
Amounts shown represent the range of potential payouts under our EICP for 2018. The actual amounts paid to our participating NEOs are included in the “Non-Equity Incentive Plan Compensation” column of the “2018 Summary Compensation Table” above.

2.	Amounts shown represent shares of our common stock underlying time-based RSUs.

3.	Amounts shown represent the number of shares of our common stock underlying 2018 stock option and SAR awards.
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
The amounts shown in this column reflect the threshold, target and maximum pay opportunities for each participating NEO under our EICP for 2018. Generally, with respect to our EICP, payout depends on three principal factors: (1) the Company’s financial performance, safety performance, and the participating NEO’s individual performance, (2) the participating NEO’s target percentage, and (3) the participating NEO’s earnings from base salary.
The amounts reflected in the “target” column under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” represent the value of the payout opportunity under the EICP at target financial performance levels. This amount was calculated by multiplying the participating NEO’s target percentage by the amount of base salary earned by each participating NEO for 2018.
The amounts shown in the “maximum” column represent the maximum payout opportunity for 2018, which for all participating NEO was 200% of the target amount. The amounts shown in the “threshold” column represent the minimum payout opportunity for 2018, which for all participating NEO was 2.5% of the target amount, if the threshold level of either of the safety metrics (TRIR and DART) was attained.
All threshold, target and maximum amounts reported in the table above assume that the Compensation Committee does not exercise discretion with respect to the annual incentive compensation award ultimately paid.
See “Compensation Discussion and Analysis—2018 Compensation Decisions” on the previous pages for more information about the annual incentive awards and performance goals for 2018.
All Other Stock Awards
The amount shown for Ms. Kass reflects a 2018 grant of time-based RSUs granted by the Company under our 2015 LTIP. The RSU award is scheduled to vest on the following schedule: 50% on the second anniversary of the date of grant, and 50% on the third anniversary of the date of grant. Each RSU granted by the Company represents the right to receive one share of our common stock. See “Compensation Discussion and Analysis—2018 Compensation Decisions” above for more information regarding the 2018 RSU award.
All Other Option Awards
The amounts shown for NEOs other than Mr. Young reflect 2018 grants of stock options by the Company under its 2015 LTIP. Each such option represents the right to purchase one share of our common stock at the indicated exercise price. Stock options granted to participating NEOs other than Mr. Ferland are scheduled to vest on the first anniversary of the date of grant. Stock options granted to Mr. Ferland vested on June 30, 2018. Options generally expire ten years from the date of grant. See “Compensation Discussion and Analysis—2016 Compensation Decisions” above for more information regarding the 2016 stock options.
The amount shown for Mr. Young reflects 2018 grants of SARs by the Company (to the B. Riley Affiliate). Each SAR represents the right to receive an amount in cash equal to the product of the number of SAR being exercised by the difference obtained by subtracting the applicable base price from the volume weighted average price of a share of the Company’s common stock for the 30-day period ending on the last day of the applicable calendar quarter. This 2018 SAR grant vests upon completion of two years of service for the Company. The SARs expire on the tenth anniversary of the date of grant.
Grant Date Fair Value of Stock and Option Awards
The amounts included in the “Grant Date Fair Value of Stock and Option Awards” column for each NEO represent the grant date fair values of the equity awards computed in accordance with FASB ASC Topic 718. Under FASB ASC Topic 718, the fair value of equity awards is determined using the closing price of the Company’s common stock on the date of grant for RSUs. A Black-Scholes option-pricing model was used for determining the grant date fair value of stock options and SARs granted to our NEOs. The determination of the fair value of an award on the date of grant using an option-pricing model requires various assumptions, such as the expected life of the award and stock price volatility.
The grant date fair values reported in the table above differ from the “target” values discussed in the “Compensation Discussion and Analysis,” because such “target” values were converted into the number of shares granted taking into account the vesting schedule of the awards, as determined by Hay Group. For more information regarding the compensation expense related to the awards, see the information set forth under the heading “Company Stock Options” in Note 9, “Stock-Based Compensation,” to the combined financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Narrative Disclosure Relating to the “2018 Summary Compensation Table” and the “2018 Grants of Plan-Based Awards” Table
For more information regarding the change in control severance agreements with the participating NEOs and the employment agreements with Mr. Ferland, refer to “Potential Payments Upon Termination or Change in Control” below.  For information regarding the amount of salary and bonus compensation in proportion to total compensation, see “2018 Compensation Mix” above.
Outstanding Equity Awards at 2018 Fiscal Year-End
The following “Outstanding Equity Awards at 2018 Fiscal Year-End” table summarizes the equity awards with respect to shares of our common stock that were held by our NEOs and outstanding as of December 31, 2018.

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
Mr. Young
SARs	12/18/18	—	8435000[3]	$2.00	12/18/28	—	—	—	—
Ms. Kass
Stock Options	03/04/13	5,179	—	11.50	03/06/20	—	—	—	—
Stock Options	03/03/14	4,289	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/03/15	22,155	—	$13.27	03/02/25	—	—	—	—
Stock Options	07/01/15	4,579	—	$14.41	07/01/25	—	—	—	—
Stock Options	03/01/16	11,615	—	$13.76	03/01/26	—	—	—	—
Mr. Ferland
Stock Options	04/19/12	47,489	—	$10.05	04/19/19	—	—	—	—
Stock Options	04/19/12	58,844	—	$10.05	04/19/19	—	—	—	—
Stock Options	03/04/13	99,944	—	$11.50	03/04/20	—	—	—	—
Stock Options	03/03/14	120,104	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/02/15	620,326	—	$13.27	03/02/25	—	—	—	—
Stock Options	03/01/16	173,470	62,427	$13.76	03/01/26	—	—	—	—
Stock Options	03/06/18	172,217	—	$4.17	03/01/26	—	—	—	—
PSU	03/03/17	—	---	---	---	---	---	137,055[6]	$53,451
Mr. Mostrom
—	—	—	—	—	—	—	—	—	—
Ms. Apker

NAME	GRANT DATE (1)	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)

Stock Options	03/05/12	2,703	—	$11.40	03/05/19	—	—	—	—
Stock Options	03/04/13	5,147	—	$11.50	03/04/20	—	—	—	—
Stock Options	03/03/14	6,146	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/02/15	31,756	—	$13.27	03/02/25	—	—	—	—
Stock Options	07/01/15	21,519	—	$14.41	07/01/25	—	—	—	—
Stock Options	03/01/16	24,782		$13.76	03/01/26	—	—	—	—
Mr. Morgan
Stock Options	03/01/16	8,261	4,131[4]	$13.76	03/01/2026	—	—	—	—
Stock Options	03/06/18	—	59,956[5]	$4.17	03/06/28	—	—	—	—
RSU	03/01/16	—	—	—	—	1,060[4]	$413	—	—
RSU	03/03/17	—	—	—	—	12,487[7]	$4,870	—	—
RSU	08/14/17	—	—	—	—	101,474[8]	$39,575	—	—
PSU	03/03/17	—	—	—	—	—	—	27,915[6]	$10,887
Mr. Hall
Stock Options	03/03/14	4,117	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/02/15	22,155	—	$13.27	03/02/2025	—	—	—	—
Stock Options	07/01/15	13,735	—	$14.41	07/01/25	—	—	—	—
Stock Options	03/01/16	12,389	6,196[4]	$13.76	03/01/26	—	—	—	—
Stock Options	03/06/18	—	44,648[5]	$4.17	03/06/28	—	—	—	—
RSU	03/01/16	—	—	—	—	1,590[4]	$620	—	—
RSU	03/03/17	—	—	—	—	12,487[7]	$4,870	—	—
RSU	08/14/17	—	—	—	—	153,498[8]	$59,864	—	—
PSU	03/03/17	—	—	—	—	—	—	27,915[6]	$10,887
Mr. Low
Stock Options	03/05/12	2,684	—	$11.40	03/05/19	—	—	—	—
Stock Options	03/04/13	6,813	—	$11.50	03/04/20	—	—	—	—
Stock Options	03/03/14	6,434	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/02/15	44,304	—	$13.27	03/02/25	—	—	—	—
Stock Options	03/01/16	16,779	—	$13.76	03/01/26	—	—	—	—
PSU	03/03/17	—	—	—	—	—	—	8,590[6]	$3,350
Mr. Carano
Stock Options	06/12/13	14,521	—	$12.78	06/12/20	—	—	—	—
Stock Options	03/03/14	12,153	—	$14.03	03/03/21	—	—	—	—
Stock Options	03/02/15	62,773	—	$13.27	03/02/25	—	—	—	—
Stock Options	03/01/16	23,231	—	$13.76	03/01/26	—	—	—	—
Mr. Gedeon
Stock Options	05/15/14	8,661	—	$13.89	05/15/21	—	—	—	—
Stock Options	03/02/15	44,304	—	$13.27	03/02/25	—	—	—	—
Stock Options	03/01/16	11,185	5,594[4]	$13.76	03/01/26	—	—	—	—

1.
The dates presented in this column represent the dates the awards were granted (a) by BWXT (but converted into awards covering our common stock) prior to July 2015, and (b) by the Company on or after July 1, 2015. We are presenting the original grant dates for BWXT awards prior to our spin-off to assist in understanding the vesting dates associated with those awards.

2.	Market values in these columns are based on the closing price of our common stock as of December 31, 2018 ($0.39), as reported on the New York Stock Exchange.

3.	These SARs vest on November 18, 2020.

4.	These RSUs and stock options vested on March 1, 2019.

5.	These stock options vested on March 6, 2019.

6.
These performance-based stock units (“PSUs”) represent the right to receive a share of the Company’s common stock for each PSU that vests. The number of PSUs that vest depends upon the attainment of specified performance goals over a performance period beginning on January 1, 2017 and ending on December 31, 2019. The number of PSUs reported is based on achieving threshold performance levels.

7.	Half of these RSUs vested on March 3, 2019, and the other half vest on March 3, 2020.

8.	Half of these RSUs vest on August 14, 2019, and the remaining half vest on August 14, 2020.
Each stock option award set forth in the table above (which only shows awards based on or related to shares of our Company) with a grant date prior to July 1, 2015 is an award resulting from an adjustment made to a corresponding BWXT award in connection with the spin-off.

On March 1, 2018, the Board approved a rights offering under a set of initial terms pursuant to which the Company offered to its stockholders the right to purchase approximately $182,000,000 of the Company’s common stock and fixed March 15, 2018 as the record date. On April 10, 2018, the Company announced that it was extending the expiration date for the rights offering and amending certain other terms regarding the rights offering, including the number of shares of the Company’s common stock that could be purchased by each stockholder in the rights offering and the applicable subscription price. The rights offering expired on April 30, 2018. In accordance with the terms of the 2015 LTIP, the Compensation Committee approved equitable adjustments to outstanding equity awards (other than CPUs) in connection with the rights offering and related transactions. Specifically, effective May 1, 2018, the Compensation Committee approved adjustments to the equity awards outstanding at such time (other than the CPUs), in general, as described below:

•
Stock options and SARs were adjusted to have an option price or base price (rounded up to the nearest cent) of (1) the original option price or base price multiplied by (2) the ratio of the simple average of the volume weighted average per share price of the Company’s common stock on each of March 14, 2018, March 15, 2018 and March 16, 2018 (the “Post-Impact Price”) to the volume weighted average per share price of the Company’s common stock on March 13, 2018 (the “Pre-Impact Price”). Further, the number of shares of the Company’s common stock subject to the option or SAR was adjusted to be (rounded down to the nearest whole share) (1) the number of shares subject to the original stock option or SAR as of May 1, 2018 and (2) the ratio of the Pre-Impact Price to the Post-Impact Price.

•
RSUs were adjusted to cover a number of shares equal to the product (rounded up or down to the nearest whole share) of (1) the number of shares subject to the original RSU award as of May 1, 2018 and (2) the ratio of the Pre-Impact Price to the Post-Impact Price.

•
PSUs were adjusted to cover a target number of shares equal to the product (rounded up or down to the nearest whole share) of (1) the target number of shares subject to the original PSU award as of May 1, 2018 and (2) the ratio of the Pre-Impact Price to the Post-Impact Price.

Such adjusted awards are generally subject to substantially the same vesting requirements and dates and other terms and conditions as the original awards to which they relate. the Compensation Committee also approved adjustments to the number of shares of the Company’s common stock available for awards under the 2015 LTIP and certain other award limits under the 2015 LTIP to reflect the impact of the rights offering and related transactions.
2018 Option Exercises and Stock Vested
The following “2018 Option Exercises and Stock Vested” table provides additional information about the value realized by our NEOs on exercises of option awards and vesting of stock awards with respect to our common stock during the year ended December 31, 2018.

NAME	OPTION AWARDS		STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)
Mr. Young	—	—	—	—
Ms. Kass	—	—	51,988	$91,103
Mr. Ferland	—	—	171,162	$953,960
Mr. Mostrom	—	—	—	—
Ms. Apker	—	—	26,188	$121,453
Mr. Morgan	—	—	9,246	$35,201
Mr. Hall	—	—	14,594	$65,612
Mr. Low	—	—	62,392	$100,425
Mr. Carano	—	—	79,417	$135,547
Mr. Gedeon	—	—	16,066	$83,278
Stock Awards
For each NEO, the amounts reported in the number of shares acquired on vesting column in the table above represent the aggregate number of shares of common stock acquired by the NEO in connection with RSUs under the 2015 LTIP that vested in 2018. The amounts reported in the value realized on vesting column were calculated by multiplying the number of shares acquired on the date of vesting by the closing price of our common stock on the date of vesting.
The number of shares acquired in connection with the vesting of RSUs includes shares withheld by us in the amounts and for the NEOs reported below to satisfy the minimum statutory withholding tax due on vesting.

NAME	SHARES WITHHELD ON VESTING OF RSUS
Mr. Young	—
Ms. Kass	15,610
Mr. Ferland	51,615
Mr. Mostrom	—
Ms. Apker	7,839
Mr. Morgan	2,719
Mr. Hall	4,319
Mr. Low	18,740
Mr. Carano	24,209
Mr. Gedeon	4,877
2018 Pension Benefits
The following “2018 Pension Benefits” table shows the present value of accumulated benefits payable to each of our NEOs under our qualified and non-qualified pension plans.

NAME	PLAN NAME	NUMBER OF YEARS CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING 2018 ($)[1]
Mr. Young	N/A	N/A	N/A	N/A
Ms. Kass	N/A	N/A	N/A	N/A
Mr. Ferland	N/A	N/A	N/A	N/A
Mr. Mostrom	N/A	N/A	N/A	N/A
Ms. Apker	N/A	N/A	N/A	N/A
Mr. Morgan	N/A	N/A	N/A	N/A
Mr. Hall	N/A	N/A	N/A	N/A
Mr. Low	Qualified Plan	29	$1,050,354	$7,475
	Excess Plan	29	$348,706	$0
Mr. Carano	N/A	N/A	N/A	N/A
Mr. Gedeon	N/A	N/A	N/A	N/A

1.	Represents payments made in 2018 by the Qualified Plan trust on behalf of Mr. Low.
Overview of Qualified Plans
The Company maintains retirement plans that are funded by trusts and cover certain eligible regular full-time employees, described below in the section entitled “Participation and Eligibility.” Mr. Low is the only NEO who participates in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “Qualified Plan”).
Overview of Non-qualified Plans
To the extent benefits payable under the Company’s qualified plans are limited by Section 415(b) or 401(a)(17) of the Internal Revenue Code, pension benefits will be paid directly by the Company’s applicable subsidiaries under the terms of unfunded excess benefit plans (the “Excess Plans”) maintained by them. Mr. Low is the only NEO who participates in the Excess Plan for certain employees of Babcock & Wilcox Commercial Operations.
Due to the date of initial employment, none of the NEOs (other than Mr. Low) were eligible to participate in the Company’s defined benefit pension plans.
Participation and Eligibility
Generally, certain salaried employees over the age of 21 years participate in the pension plans, as follows:

•
For salaried participants hired before April 1, 2001, benefit accruals were frozen as of December 31, 2015. Beginning January 1, 2016, affected employees will receive a service-based cash contribution to their 401(k) plan account; and

•
For salaried participants hired on or after April 1, 2001, benefit accruals were frozen as of March 31, 2006, subject to cost of living adjustments. Beginning January 1, 2016, the cost of living adjustments were discontinued. Affected employees receive a service-based cash contribution to their 401(k) account.

Benefits
For eligible NEOs, benefits under the Qualified Plan are based on years of credited service and final average cash compensation (including bonuses).
The present value of accumulated benefits reflected in the “2018 Pension Benefits” table above is based on a discount rate at December 31, 2018 and the RP2014 mortality table projected with the MP2018 mortality improvement scale. The discount rate applicable to the pension plans at December 31, 2018 was 4.32% for the Qualified Plan and 4.27% for the Excess Plans. The discount rate applicable to the pension plans at December 31, 2017 was 3.69% for the Qualified Plan and 3.62% for the Excess Plans. Additional benefit accruals offset by reductions in the discount rate, among other factors, result in an increase in the present value of the pension benefits.
Retirement
Under the Qualified Plan, normal retirement is age 65. The normal form of payment is a single-life annuity or a 50% joint and survivor annuity, depending on the employee’s marital status when payments are scheduled to begin.
2018 Non-qualified Deferred Compensation
The following “2018 Non-qualified Deferred Compensation” table summarizes our NEOs’ compensation under the non-qualified defined contribution plans.

NAME	PLAN NAME	EXECUTIVE CONTRIBUTIONS IN 2018 ($)(2)	REGISTRANT CONTRIBUTIONS IN 2018 ($)(2)	AGGREGATE EARNINGS IN 2018 ($)(2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT 12/31/18 ($)(2)
	SERP	-	-	-	-	-
Mr. Young	Restoration Plan	-	-	-	-	-
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($1,533)	-	$23,461
Ms. Kass	Restoration Plan	$22,899	$12,108	($4,593)	-	$37,577
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($22,883)	-	$464,947
Mr. Ferland	Restoration Plan	$12,855	$14,997	($49,553)	-	$582,308
	LTIP[1]	-	-	-	-	$17,375
	SERP	-	-	-	-	-
Mr. Mostrom	Restoration Plan	-	-	-	-	-
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($5,582)	-	$208,269
Ms. Apker	Restoration Plan	-	-	($4,619)	-	$25,331
	LTIP[1]	-	-	-	-	-
	SERP	-	-	-	-	-
Mr. Morgan	Restoration Plan	-	-	($145)	-	$1,528
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($1,728)	-	$34,476
Mr. Hall	Restoration Plan	-	-	($1,167)	-	$11,952
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($1,663)	-	$34,476
Mr. Low	Restoration Plan	$5,875	$863	($1,818)	-	$28,930
	LTIP[1]	-	-	-	-	-
	SERP	-	-	($6,753)	-	$109,055
Mr. Carano	Restoration Plan	-	-	($17,009)	-	$86,187
	LTIP[1]	-	-	-	-	$11,035
	SERP	-	-	($35,789)	-	$419,350
Mr. Gedeon	Restoration Plan	-	-	($3,709)	-	$49,025
	LTIP[1]	-	-	-	-	-

1.	The amount reflected in these rows represent the value of RSUs deferred by each NEO under the 2015 LTIP.

2.
See the narrative disclosure that follows for information regarding the extent to which amounts reported in the contributions and earnings columns are reported as 2018 compensation in the “2018 Summary Compensation Table” and amounts reported in the “Aggregate Balance at 12/31/18” column previously were reported as compensation in our Summary Compensation Tables for previous years.

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
For 2018, participants could elect to defer the payment of certain compensation earned from the Company (as described below) under the SERP. Any amounts deferred by a participant are maintained in a notional account separate from the account into which the Company makes annual contributions. This separate account is referred to as a participant’s deferral account. Participants are 100% vested in their deferral accounts at all times.
Restoration Plan
The Company’s Restoration Plan is an unfunded, non-qualified defined contribution plan through which the Company provides annual contributions to each participant’s notional accounts, which are referred to as a participant’s company matching account and company service-based account. Participants include the participating NEOs whose base salary exceeds certain compensation limits imposed by the Internal Revenue Code. Benefits under the Restoration Plan are based on a participant’s vested percentage in his or her notional account balance at the time of distribution. Each participant generally vests 100% in his or her company matching account and company service-based account upon completing three years of service with the Company, subject to accelerated vesting for death, disability, termination by the Company without cause or retirement, or on a change in control. Effective July 1, 2018, the Company discontinued any further service-based contributions to the Restoration Plan.
Participants may elect to defer the payment of certain compensation earned from the Company or its subsidiaries (as described below) that is in excess of limits imposed by the Internal Revenue Code under the Company’s Restoration Plan. Participants are 100% vested in their deferral accounts at all times.
Executive Contributions in 2018
Under the SERP, an officer selected by the Compensation Committee may elect to defer up to 50% of his or her annual salary and/or up to 100% of any bonus earned in any plan year and a member of the Board may elect to defer up to 100% of his or her retainers and fees earned in any plan year. Although participants were permitted to contribute all or a portion of their 2018 EICP bonuses to their SERP accounts, the amounts reported in this table as “Executive Contributions in 2018” do not include any contributions of any 2018 EICP awards. Amounts reported in this column for each NEO are reported as “Salary” for each NEO in the “2018 Summary Compensation Table” above.
The Company’s Restoration Plan allows participants to defer a percentage of their base salary in excess of the Internal Revenue Code Section 401(a)(17) compensation limit, and receive company matching contributions with respect to those deferrals.
Company Contributions in 2018
The Company makes annual notional contributions to participating NEOs’ SERP company accounts equal to a percentage of the NEO’s prior-year compensation, as determined by the Compensation Committee. Under the terms of the SERP, the contribution percentage may not be the same for all participants. Additionally, the Compensation Committee may approve a discretionary contribution to a participant’s account at any time. In light of the Company’s recent financial performance, the Compensation Committee determined not to make any contributions to the SERP on behalf of the participating NEOs for 2018.
Under the Company’s Restoration Plan, the Company makes notional matching and service-based contributions to each eligible participant’s Company matching account and service-based account, respectively. Any Restoration Plan participants who have elected to make deferral contributions under the Restoration Plan are credited with a Company matching contribution equal to 50% of the first 8% of their deferral contribution. Prior to June 30, 2018, for each participant in the Restoration Plan who was not eligible to participate in the Company’s pension plans, the Company also made a cash service-based contribution to the participant’s company service-based account. The amount of this service-based contribution was based on a percentage of the participant’s eligible compensation in excess of the Internal Revenue Code limit and ranged between 3% and 8%, depending on the participant’s years of service. This service-based contribution was made regardless of whether the participant elected to make deferral contributions under the Company’s Restoration Plan. Beginning July 1, 2018, the Company did not make any additional service-based contributions to the Restoration Plan. All 2018 Company contributions are included in the “2018 Summary Compensation Table” as “All Other Compensation.”
Aggregate Earnings in 2018
The amounts reported in this column for the SERP and Restoration Plan represent hypothetical amounts of earnings or losses and dividends credited during 2018 on all accounts for each NEO under the Company’s SERP and Restoration Plan. Under these plans, each participant elects to have his or her notional accounts hypothetically invested in one or more of the investment funds designated by the Compensation Committee. Each participant’s notional accounts are credited and debited to reflect gains and losses on the hypothetical investments. These gains and losses are not reported as compensation in the “2018 Summary Compensation Table.”
Aggregate Balance at December 31, 2018
The aggregate balance of a participating officer’s notional SERP account consists of contributions made by the Company to the officer’s Company account, deferrals by the officer to his or her deferral account and hypothetical credited gains or losses on those accounts. The aggregate balance of a participating officer’s notional Restoration Plan account consists of contributions made by the Company to the officer’s Company matching account and company service-based account, deferrals by the officer to his or her deferral account, and hypothetical gains or losses on those accounts. The balances shown represent the accumulated account values (including gains and losses) for each NEO as of December 31, 2018. Each of the participating NEOs was 100% vested in their SERP balances as shown above, with the exception of Messrs. Hall and Morgan who were 60% and 40% vested, respectively. Each of the participating NEOs is 100% vested in their Restoration Plan balance as shown above. Portions of the amounts in this column were reported as compensation in our Summary Compensation Tables for previous years.
Deferred Restricted Stock Units Under LTIP
Under the terms of the 2015 LTIP, the Compensation Committee has the discretion to permit selected participants to defer all or a portion of their stock awards. These deferred RSUs will be paid by the Company in the form of Company common stock. Mr. Ferland’s deferred RSUs will be delivered in four annual installments beginning two years after his termination of employment. Mr. Carano’s deferred RSUs will be delivered in five annual installments beginning six months following his termination of employment. Mr. Gedeon’s deferred RSUs will be delivered in a single lump sum one year after his termination of employment. All of the amounts reported for the 2015 LTIP in the “Aggregate Balance at 12/31/18” column were reported as compensation to the named executive officer in the “2018 Summary Compensation Table” or in Summary Compensation Tables for previous years.
Potential Payments Upon Termination or Change In Control
The following tables show potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due in the event of a change in control or termination of employment of our NEOs, assuming a December 31, 2018 termination date. Where applicable, the amounts listed below use the closing price of the Company’s common stock of $0.39 (as reported on the NYSE) as of December 31, 2018. These tables do not reflect amounts that would be payable to the NEOs pursuant to benefits or awards that are already vested.
Except as otherwise indicated, amounts reported in the below tables for stock options, SARs, RSUs and PSUs represent the value of unvested and accelerated shares or units, as applicable, calculated by:

•
for stock options and SARs: multiplying the number of accelerated stock options or SARs by the difference between the exercise price or base price and $0.39 (the closing price of the Company’s common stock on December 31, 2018); and

•	for RSUs and PSUs: multiplying the number of accelerated units by $0.39 (the closing price of the Company’s common stock on December 31, 2018).
ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON INVOLUNTARY TERMINATION WITHOUT CAUSE
The following table shows the estimated value of payments and other benefits due to Messrs. Hall and Morgan assuming their involuntary termination without cause as of December 31, 2018. In the event of an NEO’s termination with cause, none of these payments and other benefits would be due. For NEOs who actually departed from the Company during 2018 (or, for Mr. Low, whose last day at the Company was December 31, 2018), we have provided information regarding the actual compensation and benefits that they accrued based on such departures at the end of this “Potential Payments Upon Termination or Change In Control” section.
Messrs. Young and Mostrom would generally not be eligible for any special benefits or compensation in connection with a termination of employment, and they are therefore not included in the tables and narrative discussion throughout the rest of this section. However, with respect to 2018 SAR awards to the B. Riley Affiliate, if the service of the B. Riley Affiliate is terminated by the Company prior to the end of the Term (as defined in the consulting agreement) for any reason other than “cause” or if the B. Riley Affiliate’s service is terminated prior to the end of the Term upon the mutual agreement of the B. Riley Affiliate and the Company, then 100% of the SARs will vest as of the date of such termination and will remain exercisable until the second anniversary of the day of such termination. Such 2018 SAR awards would also vest in full upon a change in control on written notice to the grantee by the Company, provided that the share price paid or deemed paid in the change in control transaction is greater than or equal to the share price goal applicable to the SARs.

	MR. HALL	MR. MORGAN
Severance Payments	$360,000	$360,000
Benefits Payment	$4,660	$4,660
Financial Planning	$12,568	$—
Outplacement Services	$12,000	$12,000
Stock Options (unvested and accelerated)	$—	$—
RSUs (unvested and accelerated)	$16,495	$11,319
PSUs (unvested and accelerated)	$5,527	$4,592
Total	$411,250	$392,571
Severance Payment
The severance payment reported for Messrs. Hall and Morgan represents salary continuation payments equal to 52 weeks of base salary as in effect on the date of termination. This is the amount that would have been payable under the Babcock & Wilcox Enterprises, Inc. Executive Severance Plan (or “Executive Severance Plan”). The Executive Severance Plan generally provides for benefits in the event a participating NEO is terminated by the Company for reasons other than “cause.”
Receipt of the severance benefits under the Executive Severance Plan is generally subject to executing a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants.
Under the Executive Severance Plan, “cause” generally means:

•
the willful and continued failure of the executive to perform substantially his duties (occasioned by reason other than physical or mental illness or disability) after a written demand for substantial performance is delivered to the executive by the Compensation Committee or the Chief Executive Officer, which specifically identifies the manner in which the Compensation Committee or the Chief Executive Officer believes that the executive has not substantially performed his duties, after which the executive will have 30 days to defend or remedy such failure to substantially perform his duties;

•	the willful engaging by an executive in illegal conduct or gross misconduct, which is materially and demonstrably injurious to the Company; or

•	the conviction of an executive with no further possibility of appeal for, or plea of nolo contendere by the executive to, any felony.
Benefits Payment
Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, Messrs. Hall and Morgan would be entitled to reimbursement of the employer share of the “applicable premium” for continuation coverage under COBRA for the medical, dental and/or vision benefits in effect for the participating NEO and his qualified beneficiaries as of the date of termination for a period of three months. The amounts reported were determined by multiplying the monthly employer cost of 2018 medical, dental and/or vision benefits for the participating NEO and his qualified beneficiaries by three. Our Executive Severance Plan no longer provides for extended availability of COBRA coverage beyond 18 months.
These payments are subject to the same conditions described above for severance payments.
Financial Planning
If the participating NEO is terminated for any reason other than cause and he participated in the Company’s financial planning services as of December 29, 2018, our agreement with the financial planning service provider provides for financial planning benefits until June 30th of the year following the year in which the termination without cause occurred, so long as the services are not earlier terminated for all similarly situated employees. Mr. Morgan did not participate in the financial planning benefit during 2018. The amounts reported in this column represent two times the most recent quarterly fee paid by the Company for the applicable participating NEO to receive such benefits.
Outplacement Services
Messrs. Hall and Mr. Morgan would be entitled to 12 months of employer-paid outplacement services under our Executive Severance Plan following their termination by the Company for reasons other than cause. The amount reported represents the cost the Company would incur to engage our third-party service provider for 12 months of executive outplacement services.
Equity Awards
For the time-vesting RSUs granted under the special retention program in 2017, (1) 25% of the then-remaining outstanding RSUs would vest on the date of such termination if the termination occurs prior to the second anniversary of the grant date and (2) 50%

of the then-remaining outstanding RSUs will vest on the date of such termination if the termination occurs on or after the second anniversary of the grant date.
ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON VOLUNTARY TERMINATION
No payments or other benefits would be due to our NEOs assuming their voluntary termination as of December 31, 2018 (except for accrued but unpaid compensation).
ESTIMATED VALUE OF BENEFITS TO BE RECEIVED UPON TERMINATION DUE TO DEATH OR DISABILITY
The following table shows the value of payments and other benefits due to Messrs. Hall and Morgan assuming the termination of their employment by reason of death or disability as of December 31, 2018.

	MR. HALL	MR. MORGAN
Severance Payments	$360,000	$360,000
Benefit Payments	$4,660	$4,660
Supplemental Executive Retirement Plan (SERP)	$9,598	$—
Restoration Plan	$—	$—
Stock Options (unvested and accelerated)	$—	$—
RSUs (unvested and accelerated)	$65,354	$44,858
PSUs (unvested and accelerated)	$16,496	$14,626
Total	$456,108	$424,144
Severance Payment
The severance payments reported for Messrs. Hall and Morgan represent salary continuation payments equal to 52 weeks of base salary as in effect on the date of termination. This is the amount that would have been payable under the Executive Severance Plan. Through this plan, eligible employees are entitled to receive specified severance benefits, including the severance payment reported, in the event their employment is terminated due to a termination by the Company by reason of a NEO being unable to perform his duties due to his physical or mental illness or disability. The Executive Severance Plan generally provides for benefits in the event an NEO is terminated by the Company for reasons other than “cause.” “Cause” is defined to exclude instances where an eligible employee is unable to perform his duties by reason of his physical or mental illness or disability.
Benefit Payments
Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, Messrs. Hall and Morgan would be entitled to reimbursement of the employer share of the “applicable premium” for continuation coverage under COBRA for the medical, dental and/or vision benefits in effect for the NEO and his qualified beneficiaries as of the date of termination for a period of three months. The amounts reported were determined by multiplying the annual cost of 2018 medical, dental and/or vision benefits for the participating NEO and his qualified beneficiaries by three. Our Executive Severance Plan no longer provides for extended availability of COBRA coverage beyond 18 months.
SERP
Under the terms of the SERP, an executive’s Company account fully vests on, among other events, the executive’s death or disability. Messrs. Hall and Morgan were 60% and 40% vested in their Company accounts, respectively as of December 31, 2018. Accordingly, for Messrs. Hall and Morgan, 40% and 60% respectively, of the amount in their Company accounts would be subject to accelerated vesting upon their termination due to death or disability.
Restoration Plan
Under our Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, the date of the executive’s death or disability. Messrs. Hall and Morgan are 100% vested in their respective Restoration Plan accounts as of December 31, 2018. Accordingly, none of the amounts in their Company matching accounts and Company service-based accounts would be subject to accelerated vesting upon his termination of employment due to death or disability.
Equity Awards
Under the terms of the awards outstanding for each NEO as of December 31, 2018, all unvested stock awards become vested (for PSUs, at the “target” level) and all unvested stock option awards become vested and exercisable in the event the applicable NEO’s employment terminates by reason of his death, or if the NEO becomes disabled (or, in some cases, experiences a termination of employment due to disability).

ESTIMATED VALUE OF BENEFITS TO BE RECEIVED IN CONNECTION WITH CHANGE IN CONTROL
The following table shows the estimated value of payments and other benefits due to Messrs. Hall and Morgan assuming a change in control and termination as of December 31, 2018.

	MR. HALL	MR. MORGAN
Severance Payments	$1,152,000	$1,152,000
Benefits Payment	$68,426	$67,383
EICP	$216,000	$216,000
Financial Planning	$12,568	$—
Supplemental Executive Retirement Plan (SERP)	$9,598	$—
Restoration Plan	$—	$—
Stock Options (unvested and accelerated)	$—	$—
RSUs (unvested and accelerated)	$65,354	$44,858
PSUs (unvested and accelerated)	$16,496	$14,626
Excise Tax Gross-Up	$—	$—
Total	$1,540,442	$1,494,867
The Company has change in control agreements with various officers, including Messrs. Hall and Morgan. Generally, under the Company’s change in control agreements and certain other compensation arrangements, if an NEO is terminated within two years following a change in control either (1) by the Company for any reason other than cause or death or disability, or (2) by the NEO for good reason (in each case, a “qualifying termination”), the NEO is entitled to receive:

•	accelerated vesting in the executive’s SERP and Restoration Plan accounts;

•	accelerated vesting in any outstanding equity awards;

•	a cash severance payment;

•	a prorated target EICP payment;

•	payment of the prior year’s EICP payment, if unpaid at termination;

•	a cash payment representing health benefits coverage costs; and

•	continued financial planning services.
In addition to these payments, the NEO would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary and earned but unused vacation and reimbursements.
Under the Company’s change in control agreements, a “change in control” will be deemed to have occurred upon any of the following (as further clarified in the change in control agreements):

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

Severance Payment
The severance payment made to Messrs. Hall and Morgan in connection with a qualifying termination following a change in control is a cash payment equal to two times the sum of (1) the executive’s annual base salary prior to termination and (2) the same annual base salary multiplied by the executive’s target annual incentive compensation percentage for the year in which the termination occurs. Assuming a termination as of December 31, 2018, the severance payment on a qualifying termination following a change in control would have been calculated based on the following:

•	Mr. Hall: $360,000 base salary and $216,000 target annual incentive compensation (60% of his annual base salary); and

•	Mr. Morgan: $360,000 base salary and $216,000 target annual incentive compensation (60% of his annual base salary).
Benefits
The amounts reported represent three times the full annual cost that would be payable by the NEO for continuation of coverage for medical, dental and vision benefits if elected by the NEO for himself and his eligible dependents under COBRA for the year ended December 31, 2018, which would be paid in a lump sum.
EICP Payment
Depending on the timing of the termination relative to the payment of an EICP award, the applicable executive could receive up to two EICP payments in connection with termination resulting from a change in control, as follows:

•
If an EICP award for the year prior to termination is paid to other EICP participants after the date of the executive’s termination, the executive would be entitled to receive the actual amount of the award determined under the EICP for such prior year (without the exercise of any downward discretion). The 2017 EICP awards were paid before December 31, 2018. As a result, no payment would have been due to our NEOs in this respect.

•
The executive would be entitled to an EICP payment equal to the product of the NEO’s annual base salary multiplied by such NEO’s EICP target percentage, with the product prorated based on the number of days the NEO was employed during the year in which the termination occurs. We have assumed for purposes of this disclosure that, in the event of a December 31, 2018 termination date, each NEO would have been entitled to an EICP payment equal to 100% of his 2018 target EICP, as in effect immediately prior to the date of termination.

Financial Planning
Under the terms of the agreement with the Company’s financial planning service provider, each NEO is entitled to financial planning benefits until June 30th of the year following the year of a change in control, so long as the agreement has not been earlier terminated. Mr. Morgan did not participate in this benefit. The amounts reported in this column represent the fee that would be required to be paid for each such NEO to receive such benefits. “Change of control” is not defined under the agreement.
SERP
Under the terms of the Company’s SERP, an executive’s Company account becomes fully vested on, among other events, the date a change in control occurs. Messrs. Hall and Morgan were 60% and 40% vested in their Company accounts, respectively as of December 31, 2018. Accordingly, for Messrs. Hall and Morgan, 40% and 60%, respectively, of the amount in their Company accounts would be subject to accelerated vesting upon a change in control. Under the SERP, a “change in control” occurs under the same circumstances described above with respect to the change-in-control agreements.
Restoration Plan
Under the Company’s Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, the date a change in control occurs. Messrs. Hall and Morgan were 100% vested in their Restoration Plan accounts as of December 31, 2018. Accordingly, none of the amounts in their Company matching accounts and

Company service-based accounts would be subject to accelerated vesting upon their termination of employment following a change of control.
Tax Reimbursements
The change in control agreements do not provide for any tax reimbursement on the benefits. Instead, the agreements contain a “modified cutback” provision, which acts to reduce the benefits payable to a NEO to the extent necessary so that no excise tax would be imposed on the benefits paid, but only if doing so would result in the NEO retaining a larger after-tax amount.
Equity Awards
Under the terms of the awards outstanding, all unvested RSU, PSU and option awards would become vested on a qualifying termination following a change in control (for PSUs, at target levels). Under the Company’s 2015 LTIP, a “change in control” occurs under the same circumstances described above with respect to the Company’s change in control agreements.
Actual Termination Events
As noted above, several of our NEOs departed the Company during or after the 2018 fiscal year. The payments and benefits provided to such NEOs in connection with their departures are described below, and with the exception of Mr. Gedeon, payments straddle the fiscal years 2018 and 2019. To the extent payments were made in 2018, such amounts have been reported as “All Other Compensation” under the “2018 Summary Compensation Table.”
Ms. Kass
As a result of her separation from the Company on November 18, 2018, Ms. Kass was entitled to payments under the Executive Severance Plan and the terms of her separation agreement consisting of salary continuation for 52 weeks of base salary ($750,000), financial planning services ($9,426) and outplacement services for 12 months ($12,000). Upon termination, Ms. Kass was also entitled to acceleration of a portion of her unvested equity awards ($33,770) and acceleration of her SERP balance ($14,224).
Mr. Ferland
In connection with the expiration and non-renewal of Mr. Ferland’s employment agreement on June 30, 2018, Mr. Ferland’s employment agreement describes the following benefits and payments: a lump sum cash severance payment equal to his annualized base salary and target bonus as in effect immediately prior to termination ($1,957,000), a pro-rated annual incentive award for 2018 based on actual performance or the full fiscal year ($48,523), vesting of the unvested portion of his Company account in the SERP ($95,500), pro-rata vesting of his outstanding and unvested equity awards other than his 2018 stock option award (for PSUs, based on achievement of the applicable performance conditions for the full performance period) ($131,130), and a lump sum payment equal to three times the full annual cost of coverage for the medical, dental and vision benefits in effect for Mr. Ferland and his covered dependents as of the date of termination ($67,383). In addition, Mr. Ferland’s 2018 stock option award vested in full. Receipt of the severance benefits under Mr. Ferland’s employment agreement was generally subject to executing a general release of claims. The Company has not paid these benefits and payments to date pending ongoing discussions. However, the Company has described the contractual provisions solely for purposes of compliance with applicable disclosure rules.
Ms. Apker
Ms. Apker resigned effective as of August 31, 2019, and as a result, was not entitled to any payments or benefits under the Executive Severance Plan or additional equity award vesting.
Mr. Low
In connection with his termination of employment on December 31, 2018, Mr. Low was entitled to payments and benefits under the Executive Severance Plan consisting of salary continuation for 52 weeks of base salary ($375,000), financial planning services ($12,568) and outplacement services for 12 months ($12,000). Upon termination, Mr. Low was also entitled to a portion of his unvested equity awards ($18,612). In connection with separation from employment, Mr. Low entered into a consulting agreement with the Company as described under “Other Compensation Practices and Policies—Separation Pay and Benefits for 2018 and Early 2019 Departures.”
Mr. Carano
In connection with his departure from the Company on October 15, 2018, Mr. Carano was entitled to payments under the Executive Severance Plan and his separation agreement consisting of salary continuation for 52 weeks of base salary ($433,500), financial planning services ($3,142) and outplacement services for 12 months ($12,000). Upon termination, Mr. Carano was also entitled to acceleration of a portion of his unvested equity awards ($76,296) and acceleration of his SERP balance ($44,423).

Mr. Gedeon
In connection with his termination of employment on March 5, 2018, Mr. Gedeon received payments under the Executive Severance Plan and his separation agreement, consisting of salary continuation for 52 weeks of base salary ($398,000), a lump sum payment equal to nine months of COBRA premiums for the medical, dental and/or vision benefits in effect for Mr. Gedeon and his qualified beneficiaries as of the date of termination ($17,106), and outplacement services for 12 months ($12,000). Upon termination, Mr. Gedeon was also entitled to acceleration of a portion of his unvested equity awards ($214,359) and acceleration of his SERP balance ($46,552).
CEO PAY RATIO
We identified our employee (the “Median Employee”) who we estimate received the median of total compensation for all employees of the Company and its consolidated subsidiaries, excluding our former CEO, Ms. Kass, (the “Median Annual Compensation”) using our employee population as of December 31, 2018 (the “Determination Date”), for purposes of the 2019 pay ratio disclosure. Although we are providing pay ratio disclosure here with respect to Mr. Young’s compensation, Ms. Kass served as our CEO from February 1, 2018 until November 18, 2018, and we believe that a comparison of the total compensation received by the Median Employee to the total compensation received by Ms. Kass provides an accurate depiction of the pay ratio within the Company. As of the Determination Date, the applicable employee population consisted of 3,650 global full-time, part-time, temporary and seasonal employees employed by us or our consolidated subsidiaries. Our employee population as of the Determination Date is significantly less than as of December 31, 2017 (the determination date used for last year’s pay ratio disclosure) primarily as the result of divestitures and reductions in force during 2018. As permitted under applicable SEC rules, we excluded employees of our joint ventures in China and India (not under the de minimis exception), and independent contractors paid by third parties. We did not exclude any other non-U.S. employees and did not exclude any employees of businesses acquired by us or combined with the Company. In addition, we did not utilize any statistical sampling or cost-of-living adjustments for purposes of this pay ratio disclosure. We used a consistently applied compensation measure across this employee population to identify the Median Employee. For our consistently applied compensation measure, we used total cash compensation, which consisted of salary, bonus and vested incentive compensation awards but excluded the value of health and welfare benefits, for the period beginning on January 1, 2018 and ending on December 31, 2018. The majority of our employee population receive base salary (paid on an hourly, weekly or biweekly basis) along with the potential for an annual cash bonus. As a result, total cash compensation provides an accurate depiction of total earnings for the purpose of identifying our Median Employee. A portion of our employee population identified above worked for less than the full fiscal 2018 due to commencing employment after January 1, 2018 or commencing an unpaid leave of absence during 2017. In determining the Median Employee, we annualized the total cash compensation for such individuals (but avoided creating full-time equivalencies).
We calculated the Median Employee’s compensation for 2018 in the same manner as the NEOs in the “2018 Summary Compensation Table.”
We estimate that the Median Annual Compensation was $63,124. Ms. Kass’ 2018 total compensation was $1,078,059. Accordingly, the ratio of Ms. Kass’ 2018 total compensation to the Median Annual Compensation is approximately 17:1. On an annualized basis, Mr. Young’s 2018 total compensation was $750,000. Accordingly, the ratio of Mr. Young’s 2018 total compensation to the Median Annual Compensation is approximately 12:1. In order to annualize Mr. Young’s 2018 total compensation, we used the monthly amount paid to the B. Riley Affiliate ($62,500) pursuant to a consulting agreement. We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described above.

COMPENSATION OF DIRECTORS
The compensation reflected below summarizes the compensation earned by or paid to our non-employee directors for services as members of the Board during fiscal year 2018. Directors who were also our employees did not receive any compensation for their service as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	TOTAL ($)
Matthew E. Avril[1]	$188,750	$47,500	$95,000	$331,250
Henry E. Bartoli[1]	$215,341	$47,500	$249,340	$512,181
Thomas A. Christopher	$92,500	$—	$95,000	$187,500
Cynthia S. Dubin	$100,000	$—	$95,000	$195,000
Brian K. Ferraioli[2]	$25,000	$—	$—	$25,000
Stephen G. Hanks[2]	$28,750	$—	$—	$28,750
Brian R. Kahn[1]	$106,250	$47,500	$95,000	$248,750
Anne R. Pramaggiore	$85,000	$—	$95,000	$180,000
Kenneth Siegel[3]	$21,250	$—	$71,250	$92,500
Larry L. Weyers[2]	$23,750	$—	$—	$23,750

1.	As discussed above, pursuant to an agreement with Vintage, the Board appointed Messrs. Avril, Bartoli and Kahn to the Board effective January 3, 2018.

2.
Effective March 2, 2018, Stephen G. Hanks, Brian K. Ferraioli and Larry L. Weyers resigned as directors of the Company. Mr. Hanks was formerly Lead Director. Upon Mr. Hanks’ resignation, Mr. Avril became the independent Board Chairman.

3.	The Board elected Kenneth Siegel to serve as a member of the Board on September 6, 2018.
For the last several years, Hay Group has reviewed the Company’s director pay program on an annual basis to help ensure it is both market competitive and aligned with our current business strategy. In May 2018, Hay Group prepared for the Compensation Committee a competitive assessment of the Board’s compensation program relative to both the Company’s peer group and the broader general market. For purposes of this review, Hay Group used the same peer group that was utilized for executive compensation decisions (as described below under “Compensation Discussion and Analysis”), and general market data was obtained from the National Association of Corporate Directors 2016-2017 Director Compensation Report (based on “Medium Companies revenue cut” (generally $1 billion to less than $2.5 billion)). From a compensation perspective, the assessment focused on total compensation for similarly situated directors, board and committee compensation practices and levels, independent chair of the board pay practices, and the prevalence and design of director stock ownership guidelines. The market data provided by Hay Group supported an increase in Board compensation, but in light of the Company’s recent financial performance, the Compensation Committee determined not to approve an increase in the annual cash retainers or annual stock award for non-employee directors. However, the Compensation Committee did approve an additional retainer of $100,000 for the independent Board Chairman (see below) in recognition of the additional responsibilities and time requirements of that role.
Fees Earned or Paid in Cash
Under our current director compensation program, which was recommended by the Compensation Committee and approved by the Board, non-employee directors are eligible to receive an annual retainer of $85,000, paid in quarterly installments and prorated for partial terms.
The chairs of Board committees, and any Lead Independent Director (Mr. Hanks in 2018 until March 2, 2018) or independent Board Chairman (Mr. Avril since March 2, 2018), received additional annual retainers, paid in quarterly installments, as follows (prorated for partial terms):

•	the chair of the Audit and Finance Committee: $15,000;

•	the chair of each of the Compensation and Governance Committees: $10,000;

•	the Lead Independent Director (if any): $20,000; and

•	the Chairman (if any): $100,000.
Under our Supplemental Executive Retirement Plan (the “SERP”), each non-employee director may elect to defer the payment of up to 100% of his or her annual retainer and fees. Amounts elected to be deferred are credited as a bookkeeping entry into a notional account, which we refer to as a deferral account. The balance of a director’s deferral account consists of deferral contributions made by the director and hypothetical credited gains or losses attributable to investments elected by the director, or by our Compensation Committee if the director fails to make investment elections. Directors are 100% vested in their deferral accounts at all times. No director made a deferral election with respect to his or her cash retainers in 2018.

The amount shown for Mr. Bartoli includes $109,091 in base salary he received after being appointed as Chief Strategy Officer of the Company in November 2018. Following his appointment as Chief Strategy Officer, Mr. Bartoli no longer received compensation for his services as a director.
Stock Awards
Our stock ownership guidelines require that non-employee directors own stock valued at five times their annual retainer, and they have five years from the date of joining the Board to acquire the required number of shares. All directors are currently in compliance with our stock ownership guidelines.
In addition to the cash payments provided to our directors, our practice has been for each non-employee director to receive an annual stock award in the form of a number of fully vested shares equal to $95,000 divided by the closing price of our common stock on the grant date, rounded down to the nearest whole share (and prorated for partial terms). Consistent with this practice, Messrs. Avril, Bartoli and Kahn were each granted a prorated award of 8,232 fully vested shares in connection with them joining the Board in January 2018. Based on feedback from our stockholders, the Compensation Committee subsequently determined to grant subsequent non-employee director equity awards for 2018 in the form of stock options (as described below) in lieu of restricted stock units (“RSUs”).
The amounts reported in the “Stock Awards” column represent the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718 for these grants made in 2018. For Messrs. Avril, Bartoli and Kahn, the grant date fair values for their stock awards were generally determined using the closing price of our common stock ($5.77) on the date of grant (January 3, 2018). Under our 2015 LTIP, directors may elect to defer payment of all or a portion of their stock awards, but none of the directors elected to do so.
Option Awards
The annual equity awards granted to non-employee directors for 2018 and the prorated equity award granted to Mr. Siegel in connection with him joining the Board in September 2018 were all made in the form of stock options, except for a cash-settled stock appreciation rights (“SARs”) granted to Mr. Bartoli in December 2018 following his appointment as the Company’s Chief Strategy Officer. The amounts reported in the “Option Awards” column represent the grant date fair value computed in accordance with FASB ASC Topic 718 for these grants made in 2018. For Mr. Bartoli, $95,000 of this value was attributable to stock options, and $154,340 was attributable to SARs. A Black-Scholes option-pricing model was used for determining the grant date fair value of stock options and SARs granted to our non-employee directors. For more information regarding the compensation expense related to the awards, see the information set forth under the heading “Stock Options” in Note 9, “Stock-Based Compensation,” to the combined financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. The exercise price of the stock options granted to our non-employee directors was set at $4.17 per share, which was the same exercise price used for stock option awards granted to management on March 6, 2018 (adjusted, as further described below, in connection with our 2018 rights offering). As a result, the exercise price of each stock option award granted to our non-employee directors in 2018 was higher than the closing price of our common stock on the applicable grant date.
Mr. Bartoli’s grant of 843,500 cash-settled SARs was intended to compensate him for his services as an employee. These SARs generally vest after completion of the initial one-year term of Mr. Bartoli’s employment agreement with the Company. After vesting, the SARs will be exercisable during the first ten business days subsequent to a calendar quarter in which the weighted average price of the Company’s common stock for such calendar quarter is at least $2.25 per share. Upon exercise, the amount of cash to be paid will equal the product obtained by multiplying the applicable number of SARs being exercised by the difference between the base price ($2.00) and the “exercise price” determined in accordance with the applicable award agreement.
As of December 31, 2018, the following non-employee directors held the following numbers of outstanding stock options: Mr. Avril, 36,398; Mr. Bartoli, 36,398; Mr. Christopher, 36,398; Ms. Dubin, 36,398; Mr. Kahn, 36,398; Ms. Pramaggiore, 36,398; and Mr. Siegel, 27,298. As of December 31, 2018, Mr. Bartoli held 843,500 outstanding SARs.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our common stock by the following:

•	each stockholder who beneficially owns more than 5% of our common stock;

•	each current executive officer named in the 2018 Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers and directors as a group.
For the institutional beneficial owners listed below, we have based their respective number of shares of our common stock beneficially owned on the most recently reported Schedule 13D or 13G filed by such owners.
For the executive officers and directors listed below, we have based their respective number of shares of our common stock beneficially owned as of April 15, 2019 (unless noted otherwise). The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The mailing address for each of the directors and executive officers is 20 South Van Buren Avenue, Barberton, OH 44203.

NAME OF BENEFICIAL OWNER	COMMON STOCK: NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS[1]	OWNERSHIP OF OTHER SECURITIES	PERCENT OF CLASS[1]
5% Stockholders:
Steel Partners Holdings, L.P.[2]	29,975,041	17.8%	-	*
Vintage Capital Management, LLC[3]	25,080,000	14.9%	-	*
B. Riley Financial, Inc.[4]	10,908,713	6.5%	-	*
Named Executive Officers, Directors and Director Nominees:
Kenneth M. Young	-	*	-	*
Louis Salamone Jr.	-	*	-	*
Matthew E. Avril[5]	452,810	*	-	*
Henry E. Bartoli[6]	67,679	*	-	*
Thomas A. Christopher[7]	50,792	*	29,817	*
Cynthia S. Dubin[8]	111,182	*	-	*
Alan B. Howe	-	*	-	*
Brian R. Kahn[9]	25,124,630	14.9%	-	*
Anne R. Pramaggiore[10]	63,119	*	-	*
Bryant R. Riley[11]	-	*	-	*
Kenneth M. Siegel[12]	27,298	*	-	*
Jenny L. Apker[13]	135,353	*	-	*
Mark A. Carano[14]	179,757	*	28,295	*
E. James Ferland[15]	360,119	*	-	*
Elias Gedeon[16]	59,621	*	2,921	*
J. André Hall[17]	125,269	*	-	*
Leslie C. Kass[18]	125,919	*	-	*
Mark S. Low[19]	132,730	*	-	*
Joel Mostrom	-	*	-	*
Jimmy B. Morgan[20]	87,942	*	-	*
All Directors, Director Nominees and Executive Officers as a group (13 persons)[21]	26,053,003	15.4%	61,033	*
*Represents less than 1.0 percent

1.	Percent is based on 168,867,532 outstanding shares of our common stock on April 25, 2019.

2.
As reported on Schedule 13D/A filed with the SEC on May 23, 2018. The Schedule 13D/A reports beneficial ownership of 29,975,041 shares of our common stock by Steel Partners Holdings L.P., SPH Group LLC, SPH Group Holdings LLC, Steel Partners Holdings GP Inc. and Steel Excel Inc., which each have shared voting and dispositive power over 29,975,041 shares. The Schedule 13D/A reports beneficial ownership of 285,000 shares of our common stock by Steel Partners Ltd. and Warren G. Lichtenstein who each have shared voting and dispositive power over 285,000 shares. The reporting person’s address is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

3.
As reported on Schedule 13D/A filed with the SEC on April 5, 2019. The Schedule 13D/A reports beneficial ownership of 25,080,000 shares of our common stock by Vintage Capital Management, LLC and Kahn Capital Management, LLC, which each have sole voting power over zero shares and shared voting and dispositive power over 25,080,000 shares. The Schedule 13D/A reports beneficial ownership of 25,088,232 shares of our common stock by Brian R. Kahn who has sole voting and dispositive power over 8,232 shares and shared voting and dispositive power over 25,080,000 shares. The reporting person’s address is 4705 S. Apopka Vineland Road, Suite 206, Orlando, FL 32819.

4.
As reported on Schedule 13D/A filed with the SEC on April 10, 2019. The Schedule 13D/A reports beneficial ownership of 10,908,713 shares of our common stock by B. Riley Financial, Inc. which has shared voting and dispositive power over 10,908,713 shares. The Schedule 13D/A reports beneficial ownership of 9,358,437 shares of our common stock by B. Riley FBR, Inc. which has shared voting and dispositive power over 9,301,437 shares. The Schedule 13D/A reports beneficial ownership of 1,550,276 shares of our common stock by B. Riley Capital Management, LLC, BRC Partners Opportunities Fund, LP and BRC Partners Management GP, LLC, which each have shared voting and dispositive power over 1,550,276 shares. The reporting person’s address is 21255 Burbank Blvd., Suite 400, Woodland Hills, CA 91367.

5.	Shares owned by Mr. Avril include 36,398 shares of common stock that he may acquire on the exercise of stock options.

6.	Shares owned by Mr. Bartoli include 36,398 shares of common stock that he may acquire on the exercise of stock options.

7.
Shares owned by Mr. Christopher include 36,398 shares of common stock that he may acquire on the exercise of stock options. Other securities owned by Mr. Christopher include 29,817 shares of common stock underlying vested RSUs that he elected to defer under our 2015 LTIP.

8.	Shares owned by Ms. Dubin include 36,398 shares of common stock that she may acquire on the exercise of stock options.

9.
Shares owned by Mr. Kahn include 36,398 shares of common stock that he may acquire on the exercise of stock options. Shares owned by Mr. Kahn also include shares beneficially owned by Vintage Capital Management, LLC, as disclosed in footnote 2 above.

10.	Shares owned by Ms. Pramaggiore include 36,398 shares of common stock that she may acquire on the exercise of stock options.

11.	Shares owned by Mr. Riley include shares beneficially owned by B. Riley Financial, Inc., as disclosed in footnote 4 above.

12.	Shares owned by Mr. Siegel include 27,298 shares of common stock that he may acquire on the exercise of stock options.

13.
Shares owned by Ms. Apker as of June 1, 2018 include 92,053 shares of common stock that she may acquire on the exercise of stock options and 539 shares of common stock held in The B&W Thrift Plan (the "Thrift Plan").

14.
Shares owned by Mr. Carano as of October 15, 2018 include 112,678 shares of common stock that he may acquire on the exercise of stock options and 262 shares of common stock held in our Thrift Plan. Other securities owned by Mr. Carano include 28,295 shares of common stock underlying vested RSUs that he elected to defer under our 2015 LTIP.

15.
Based on information available to the Company on April 23, 2019, shares owned by Mr. Ferland include 1,359,821 shares of common stock that he may acquire on the exercise of stock options and 532 shares of common held in our Thrift Plan. Other securities owned by Mr. Ferland include 44,550 shares of common stock underlying vested RSUs that he elected to defer under our 2015 LTIP.

16.
Shares owned by Mr. Gedeon as of March 16, 2018 include 40,766 shares of common stock that he may acquire on the exercise of stock options and 189 shares of common held in our Thrift Plan. Other securities owned by Mr. Gedeon include 2,921 shares of common stock underlying vested RSUs that he elected to defer under our 2015 LTIP.

17.	Shares owned by Mr. Hall include 103,240 shares of common stock that he may acquire on the exercise of stock options and 177 shares of common stock held in our Thrift Plan.

18.	Shares owned by Ms. Kass as of November 18, 2018 include 47,817 shares of common stock that she may acquire on the exercise of stock options and 240 shares of common stock held on our Thrift Plan.

19.	Shares owned by Mr. Low as of December 31, 2018 include 77,014 shares of common stock that he may acquire on the exercise of stock options and 729 shares of common stock held on our Thrift Plan.

20.	Shares owned by Mr. Morgan include 72,348 shares of common stock that he may acquire on the exercise of stock options.

21.
Shares owned by all directors and officers as a group, excluding Mses. Apker and Kass and Messrs. Carano, Ferland, Gedeon, Low and Mostrom, include 389,858 shares of common stock that may be acquired on the exercise of stock options and 177 shares of common stock held in our Thrift Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
The NYSE listing standards require the Board to consist of at least a majority of independent directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with us. The Board has established categorical standards, which conform to the independence requirements in the NYSE listing standards to assist it in determining director independence. These standards are contained in the Corporate Governance Principles found on our Web site at www.babcock.com under “Investors—Corporate Governance—Governance Documents.”
Based on these independence standards, the Board has determined that the following directors are independent and meet our categorical standards:

Matthew E. Avril	Brian R. Kahn
Alan B. Howe	Kenneth Siegel
Cynthia S. Dubin
Effective March 2, 2018, E. James Ferland, Stephen G. Hanks, Brian K. Ferraioli and Larry L. Weyers resigned as directors of the Company. Further, effective November 18, 2018, Leslie C. Kass resigned as a director of the Company. Finally, effective April 26, 2019, Thomas A. Christopher and Anne R. Pramaggiore resigned as directors of the Company. The Board previously determined that Stephen G. Hanks, Brian K. Ferraioli, Larry L. Weyers Thomas A. Christopher and Anne R. Pramaggiore were independent and met our categorical standards during the applicable periods that they served in 2018 and 2019.
The Board had previously determined that Henry E. Bartoli was independent and met our categorical standards during 2018; however, in connection with his appointment as Chief Strategy Officer of the Company on November 18, 2018, Mr. Bartoli, as an employee of the Company, is no longer considered an independent director.
In determining the independence of the directors, the Board considered transactions between us and other entities with which the directors are associated. Those transactions are described below, although none were determined to constitute a material relationship with us. Although Mr. Weyers had no relationship with the Company during 2018, except as a director and stockholder, he is the former chairman of the board of directors of Integrys Energy Group, Inc., with which we have transacted business in the ordinary course during the last three years. Mr. Ferraioli was formerly an officer of an entity with which we have transacted business in the ordinary course during the last three years, and Ms. Pramaggiore is currently an officer of an entity with which we have transacted business in the ordinary course during the last three years. Mr. Hanks is a director of an entity with which we transact business in the ordinary course. Messrs. Avril, Kahn and Bartoli were appointed by Vintage pursuant to its prior agreement with the Company and designated by Vintage to serve on the Board pursuant to the Investor Rights Agreement. Messrs. Riley and Howe were designated by B. Riley to serve on the Board pursuant to the Investor Rights Agreement. Vintage and B. Riley, each of whom will be participating in the Equitization Transactions if they are approved by our stockholders at the 2019 annual meeting of stockholders, are significant stockholders of, and lenders to, the Company. B. Riley has also entered into a consulting agreement with the Company in connection with Mr. Young's appointment as the Company's Chief Executive Officer.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to our Code of Business Conduct, all employees (including our NEOs) who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with us, supplies goods or services to us, or is our customer, are required to disclose to us and receive written approval from our Corporate Ethics and Compliance department prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the workplace. As a result, approval of the business is denied if we believe that the employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Corporate Ethics and Compliance department implements our Code of Business Conduct and related policies and the Audit and Finance Committee of the Board is responsible for overseeing our Ethics and Compliance Program, including compliance with our Code of Business Conduct. The Board members are also responsible for complying with our Code of Business Conduct. Additionally, our Governance Committee is responsible for reviewing the professional occupations and associations of the Board members. Our Audit and Finance Committee also reviews transactions between us and other companies with which the Board members are affiliated. To obtain a copy of our Code of Business Conduct, please see the “Directors, Executive Officers and Corporate Governance” section above in this Form 10-K/A.
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

Transactions with Vintage, B. Riley and Their Respective Affiliates
In connection with an August 2018 amendment of our U.S. credit agreement, we were required to raise up to net $30.0 million of Tranche A-1 last-out term loans. In September and October 2018, we borrowed net $20.0 million and net $10.0 million, respectively, of Tranche A-1 last-out term loans from an affiliate of B. Riley to satisfy this requirement. These Tranche A-1 last-out term loans were assigned by B. Riley to Vintage in November 2018.
The principal amount of the Tranche A-1 last-out term loans is $35.1 million, which includes a $2.0 million up-front fee, transaction expenses and original issue discounts of 10.0%. The Tranche A-1 last-out term loans were incurred under our U.S. credit agreement and will share on a pari passu basis with the guaranties and collateral provided thereunder to the lenders under our U.S. revolving credit facility, provided, that the last-out term loans are subordinated in right of payment to the prior payment in full of all amounts owed to such other lenders.
Prior to the April 2019 amendment to our U.S. credit agreement, the Tranche A-1 last-out term loans bore interest at a rate per annum equal to (i) if eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the last-out term loans and (ii) if base rate loan, the then applicable U.S. prime rate plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of the last-out term loans. The total effective interest rate of the last-out term loans was 25.38% on December 31, 2018. As of April 4, 2019, we have paid approximately $1.9 million of interest under the Tranche A-1 last-out term loans.
In March 2019, the Company amended its U.S. credit agreement. This amendment provided $10.0 million in additional commitments from B. Riley under Tranche A-2 of last-out term loans. The Tranche A-2 last-out term loans were generally made on terms, including interest rate, maturity and prepayment, that were the same as the Tranche A-1 last-out term loans. As of April 4, 2019, we have paid approximately $12,000 of interest under the Tranche A-2 last-out term loans. The Tranche A-2 last-out terms loans did not include any fees or original issuance discount.
In April 2019, the Company again amended its U.S. credit agreement. This amendment provided (i) $150.0 million in additional commitments from B. Riley under Tranche A-3 of last-out term loans and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. The proceeds from the Tranche A-3 last-out term loans were used to pay the amounts due under the Company’s previously announced settlement agreements covering certain European Vølund loss projects and for working capital and general corporate purposes.
Pursuant to the amendment, the Company paid an original issue discount of 3.2% of the gross cash proceeds of all Tranche A-3 last-out term loans incurred. After giving effect to the amendment, all outstanding tranches of last-out term loans under the Credit Agreement bear interest at a fixed rate per annum of 7.5% payable in cash and 8% payable in kind. If the Company completes a qualifying rights offering prior to October 5, 2019 (subject to a three-month extension in certain circumstances) (the “Prepayment Period”), the interest rate on all outstanding last-out term loans will become a fixed rate per annum of 12% payable in cash. If the Company is unable to complete a qualifying rights offering within the Prepayment Period, the interest rate on all outstanding last-out term loans under the Credit Agreement will become a fixed rate per annum of 7.5% payable in cash and 10.5% payable in kind. The amendment also permits the Company to prepay up to $86.0 million of the Tranche A-3 last-out term loans using the proceeds of a qualifying rights offering if completed. In connection with the amendment, the maturity date for all last-out term loans was extended to December 31, 2020.
In connection with the provision of the Tranche A-3 last-out term loans, the Company, B. Riley and Vintage entered into a letter agreement on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the last-out term loans subject to, among other things, stockholder approval. B. Riley will use its reasonable best efforts to act as a backstop for the 2019 rights offering, to the extent the 2019 rights offering is not fully subscribed, by exchanging last-out term loans that it holds for any unsubscribed shares in the offering at a price per share equal to the subscription price for the rights offering of $0.30 per share.
On April 30, 2019, the Company entered into the Investor Rights Agreement, as well as a Backstop Exchange Agreement with B. Riley and a Registration Rights Agreement with B. Riley and Vintage, to implement the Equitization Transactions. See “Item 10. Directors, Executive Officers and Corporate Governance—Vintage and B. Riley Investor Rights Agreement” for additional information on the Investor Rights Agreement.
Pursuant to the Backstop Exchange Agreement, B. Riley has agreed to purchase from the Company, at a price of $0.30 per share, all unsubscribed shares of our common stock to be issued in connection with a rights offering to be conducted on the terms set forth in the Backstop Exchange Agreement. B. Riley may pay the purchase price for any shares of common stock purchased pursuant to the Backstop Exchange Agreement by cash or by exchanging an equal principal amount of Tranche A-2 or Tranche A-3 last-out term loans extended under our U.S. credit agreement. The completion of the rights offering, as well as each parties obligations to complete the purchase of shares pursuant to the Backstop Exchange Agreement, are subject to certain customary conditions, including among others that (i) a registration statement with respect to the rights offering has been declared and remains effective, (ii) all material governmental and third-party notifications and consents have been obtained, (iii) the Company has received stockholder approval of each of the Equitization Proposals (as defined in the Backstop Exchange Agreement) and (iv) the rights offering has been conducted in accordance with the terms of the Backstop Exchange Agreement. B. Riley will not receive any fee for acting as backstop pursuant to the Backstop Exchange Agreement, however, the Company has agreed pursuant to the Investor

Rights Agreement to reimburse B. Riley and Vintage for all reasonable out-of-pocket costs and expenses they incur, including fees for legal counsel, in the rights offering.
Pursuant to the Registration Rights Agreement, we have agreed to provide B. Riley and Vintage with customary demand and piggyback registration rights for all shares of our Common Stock they beneficially own following the completion of the Equitization Transactions. In addition, we have also agreed to provide certain piggyback registration rights to all persons who receive shares of our Common Stock through certain of the Equitization Transactions and who sign a joinder to the Registration Rights Agreement.
Mr. Young, our Chief Executive Officer, has served as the President of B. Riley Financial, Inc. since July 2018. Mr. Young has also served as the Chief Executive Officer of B. Riley Principal Investment, an affiliate of B. Riley Financial, Inc., since October 2016. Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates, and pursuant to a consulting agreement between us and an affiliate of B. Riley Financial, Inc., we pay the affiliate in return for Mr. Young’s services as our Chief Executive Officer. See “Compensation of Named Executive Officers” for additional information regarding the compensation paid for Mr. Young’s services.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the years ended December 31, 2018 and December 31, 2017, we paid Deloitte fees, including expenses and taxes, totaling $3,733,800 and $4,798,630 respectively, which are categorized below.

	2018	2017
Audit The Audit fees were for professional services rendered for the audits of the combined and consolidated financial statements of the Company, the audit of the Company’s internal control over financial reporting, statutory and subsidiary audits, reviews of the quarterly combined and consolidated financial statements of the Company and assistance with review of documents filed with the SEC.	$3,642,300	$4,703,835
Audit-Related There were no Audit-Related fees in 2018.	$—	$35,800
Tax The tax fees were for professional services rendered for consultations on various U.S. federal, state and international tax compliance matters, as well as consultation and advice on various foreign tax matters.	$91,500	$58,995
All Other There were no other fees for services.	$—	$—
TOTAL	$3,733,800	$4,798,630
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

PART IV
Item 15. Exhibits

Exhibit no.	Description

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

10.40
Consent and Amendment No. 7 dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876))

10.41
Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876))

10.42
Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876))

10.43
Amendment No. 9 dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.44
Amendment No. 10 dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.45
Amendment No. 11 dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.46
Amendment No. 12 dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876))

10.47
Amendment No. 13 dated December 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.48
Amendment No. 14 dated January 15, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.49†
Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.50†
Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.51†
Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.52†
Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.53‡
Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876))

10.54‡
Amendment No. 16, dated April 5, 2019, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019 (File No. 001-36876))

10.55
Letter Agreement, dated April 5, 2019, among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc., and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2019 (File No. 001-36876))

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

**	Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 2, 2019.

†	Management contract or compensatory plan or arrangement.

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
April 30, 2019

Babcock & Wilcox Enterprises, Inc.

By:	/s/ Kenneth M. Young
Name: Kenneth M. Young
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

Signature	Title	Date

/s/ Kenneth M. Young	Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young		April 30, 2019

/s/ Louis Salamone	Chief Financial Officer (Principal Financial Officer)
Louis Salamone		April 30, 2019

/s/ Daniel W. Hoehn	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)
Daniel W. Hoehn		April 30, 2019

/s/ Matthew E. Avril
Matthew E. Avril	Director	April 30, 2019

/s/ Henry E. Bartoli
Henry E. Bartoli	Director	April 30, 2019

/s/ Alan B. Howe
Alan B. Howe	Director	April 30, 2019

/s/ Cynthia S. Dubin
Cynthia S. Dubin	Director	April 30, 2019

/s/ Brian R. Kahn
Brian R. Kahn	Director	April 30, 2019

/s/ Bryant R. Riley
Bryant R. Riley	Director	April 30, 2019

/s/ Kenneth Siegel
Kenneth Siegel	Director	April 30, 2019