Form 10-Q
period 2019-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2019-05-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BW	New York Stock Exchange
The number of shares of the registrant's common stock outstanding at May 1, 2019 was 168,880,626.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenues	$231,936	$253,176
Costs and expenses:
Cost of operations	201,067	277,345
Selling, general and administrative expenses	42,399	59,409
Advisory fees and settlement costs	13,610	3,089
Restructuring activities and spin-off transaction costs	6,079	6,862
Research and development costs	743	1,142
Total costs and expenses	263,898	347,847
Equity in income and impairment of investees	—	(11,757)
Operating loss	(31,962)	(106,428)
Other income (expense):
Interest expense	(11,134)	(13,452)
Interest income	559	153
Benefit plans, net	3,030	6,997
Foreign exchange	(10,153)	2,457
Other – net	420	397
Total other expense	(17,278)	(3,448)
Loss before income tax expense	(49,240)	(109,876)
Income tax expense	626	6,963
Loss from continuing operations	(49,866)	(116,839)
Loss from discontinued operations, net of tax	—	(3,496)
Net loss	(49,866)	(120,335)
Net income (loss) attributable to noncontrolling interest	101	(98)
Net loss attributable to stockholders	$(49,765)	$(120,433)

Basic and diluted loss per share - continuing operations	$(0.29)	$(2.65)
Basic and diluted (loss) earnings per share - discontinued operations	—	(0.08)
Basic and diluted loss per share	$(0.29)	$(2.73)

Shares used in the computation of earnings per share:
Basic and diluted	168,812	44,187
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
(in thousands)	2019	2018
Net loss	$(49,866)	$(120,335)
Other comprehensive income (loss):
Currency translation adjustments (CTA), net of taxes	10,260	3,223

Reclassification of CTA to net loss	—	(2,044)

Derivative financial instruments:
Unrealized (losses) gains on derivative financial instruments	(1,311)	1,601
Income tax (benefit) expense	(133)	377
Unrealized (losses) gains on derivative financial instruments, net of taxes	(1,178)	1,224
Derivative financial instrument gains (losses) reclassified into net income	289	(1,628)
Income tax expense (benefit)	65	(356)
Reclassification adjustment for gains (losses) included in net loss, net of taxes	224	(1,272)

Benefit obligations:
Unrealized losses on benefit obligations, net of taxes	—	(55)

Amortization of benefit plan benefits	(356)	(384)

Other comprehensive income	8,950	692
Total comprehensive loss	(40,916)	(119,643)
Comprehensive income (loss) attributable to noncontrolling interest	122	463
Comprehensive loss attributable to stockholders	$(40,794)	$(119,180)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$43,527	$43,214
Restricted cash and cash equivalents	6,959	17,065
Accounts receivable – trade, net	203,244	197,203
Accounts receivable – other	56,982	44,662
Contracts in progress	136,407	144,727
Inventories	63,789	61,323
Other current assets	45,861	41,425
Total current assets	556,769	549,619
Net property, plant and equipment	84,952	90,892
Goodwill	47,131	47,108
Intangible assets	29,116	30,793
Right-of-use assets	15,067	—
Other assets	31,842	27,085
Total assets	$764,877	$745,497

Revolving credit facilities	$175,300	$145,506
Last out term loans	42,413	30,649
Accounts payable	202,938	199,882
Accrued employee benefits	23,092	19,319
Advance billings on contracts	155,279	149,367
Accrued warranty expense	44,824	45,117
Lease liabilities	4,895	—
Other accrued liabilities	117,150	122,149
Total current liabilities	765,891	711,989
Pension and other accumulated postretirement benefit liabilities	277,773	281,647
Noncurrent lease liabilities	9,976	—
Other noncurrent liabilities	29,089	29,158
Total liabilities	1,082,729	1,022,794
Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, par value $0.01 per share, authorized 200,000 shares; issued and outstanding 168,862 and 168,791 shares at March 31, 2019 and December 31, 2018, respectively	1,748	1,748
Capital in excess of par value	1,047,466	1,047,062
Treasury stock at cost, 5,924 and 5,872 shares at March 31, 2019 and December 31, 2018, respectively	(105,612)	(105,590)
Accumulated deficit	(1,267,679)	(1,217,914)
Accumulated other comprehensive loss	(2,482)	(11,432)
Stockholders' deficit attributable to shareholders	(326,559)	(286,126)
Noncontrolling interest	8,707	8,829
Total stockholders' deficit	(317,852)	(277,297)
Total liabilities and stockholders' deficit	$764,877	$745,497
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)

	Shares	Par Value
		(in thousands, except share and per share amounts)
December 31, 2017 Balance	44,065	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$8,600	$190,703

Net loss	—	—	—	—	(120,433)	—	98	(120,335)
Revenue recognition standard adoption	—	—	—	—	(472)	—	—	(472)
Currency translation adjustments	—	—	—	—	—	1,179	(25)	1,154
Derivative financial instruments	—	—	—	—	—	(48)	—	(48)
Defined benefit obligations	—	—	—	—	—	(439)	—	(439)
Available-for-sale investments	—	—	—	—	38	(38)	—	—
Stock-based compensation charges	316	4	149	(720)	—	—	—	(567)
March 31, 2018 Balance	44,381	$503	$801,117	$(105,505)	$(613,017)	$(21,775)	$8,673	$69,996

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ (Deficit) Equity

	Shares	Par Value
		(in thousands, except share and per share amounts)
December 31, 2018 Balance	168,791	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	71	—	404	(22)	—	—	—	382
March 31, 2019 Balance	168,862	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(49,866)	$(120,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	7,306	9,070
Amortization of deferred financing costs, debt discount and payment-in-kind interest	5,695	4,951
Amortization of right of use assets	1,543	—
Income from equity method investees	—	(6,605)
Other-than-temporary impairment of equity method investment in TBWES	—	18,362
Losses on asset disposals and impairments	—	527
(Benefit from) provision for deferred income taxes, including valuation allowances	(175)	1,056
Mark to market losses (gains) and prior service cost amortization for pension and postretirement plans	42	(439)
Stock-based compensation, net of associated income taxes	404	153
Changes in assets and liabilities:
Accounts receivable	192	17,337
Contracts in progress and advance billings on contracts	9,894	(18,331)
Inventories	(3,239)	4,266
Income taxes	(49)	10,126
Accounts payable	4,594	(3,038)
Accrued and other current liabilities	6,480	(3,785)
Accrued contract loss	(30,903)	6,923
Pension liabilities, accrued postretirement benefits and employee benefits	(594)	(9,640)
Other, net	10,980	4,565
Net cash used operating activities	(37,696)	(84,837)
Cash flows from investing activities:
Purchase of property, plant and equipment	(288)	(3,204)
Proceeds from sale of business	—	5,105
Proceeds from sale of equity method investments in joint venture	—	21,078
Purchases of available-for-sale securities	(6,036)	(9,612)
Sales and maturities of available-for-sale securities	957	9,451
Other, net	95	167
Net cash (used) from investing activities	(5,272)	22,985

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	71,200	157,100
Repayments of our U.S. revolving credit facility	(40,800)	(74,356)
Borrowings under our last out term loan from related party	10,000	—
Repayments under our foreign revolving credit facilities	(600)	(5,022)
Shares of our common stock returned to treasury stock	(22)	(720)
Debt issuance costs	(6,675)	(5,441)
Other, net	—	(78)
Net cash from financing activities	33,103	71,483
Effects of exchange rate changes on cash	72	(5,210)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,793)	4,421
Less net increase in cash and cash equivalents of discontinued operations	—	1,279
Net (decrease) increase in cash, cash equivalents and restricted cash of continuing operations	(9,793)	3,142
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	60,279	69,697
Cash, cash equivalents and restricted cash of continuing operations, end of period	$50,486	$72,839

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

NOTE 1 – BASIS OF PRESENTATION

These interim financial statements of Babcock & Wilcox Enterprises, Inc. ("B&W Enterprises," "we," "us," "our" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission ("SEC") instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as amended ("Annual Report"). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

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

We face liquidity challenges from losses recognized on our six European Vølund EPC loss contracts described in Note 5, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt obligations at each of December 31, 2018 and March 31, 2019. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 17 and Note 18. We obtained waivers to the Amended Credit Agreement that waived, prevented or resolved these events of default as described in Note 17 and Note 18.

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
received $150.0 million in gross proceeds from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 18, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 18, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund EPC loss contracts to the customers by the end of the first quarter of 2019 and negotiated a settlement of the remaining two loss contracts as described in Note 5, which was funded with the proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 5 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 17 and Note 18, the most recent of which was Amendment No. 16 dated April 5, 2019, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 18, reset the financial and other covenants, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, and permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control.

In connection with Amendment No. 16 to the Amended Credit Facility that provided the Tranche A-3 Last Out Term Loan, covenant relief and operating flexibility, we also entered into the "Letter Agreement" with B. Riley and Vintage Capital Management LLC ("Vintage") (both related parties) on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, shareholder approval. Management believes completion of the Equitization Transactions would improve our financial position and liquidity by reducing financing costs. These "Equitization Transactions," are more fully described in Note 19. The issuance of any shares of our common stock (or other securities) in connection with the Equitization Transactions is subject to the receipt of all required shareholder approvals, and no shares of our common stock (or other securities) will be issued before such approvals have been obtained and the related registration statements being declared effective by the SEC, which are matters outside of our control.

Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. While Management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

NYSE Continued Listing Status

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we intend to complete a reverse stock split to cure the deficiency, subject to approval of our shareholders at our next annual meeting. Based on the expected timing of our annual shareholder meeting, the Company is permitted under NYSE rules to go beyond the six-month cure period to request required shareholder approval on a corporate action. Our common stock could also be delisted if we fail to satisfy any other continued listing standards. For example, based on our current shareholders' equity, our common stock may be subject to delisting if our average market capitalization over a consecutive 30 trading-day period is less than $50.0 million, subject to our ability to regain compliance with this listing standard during an applicable cure period. Further, our common stock could be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three months ended March 31,
(in thousands, except per share amounts)	2019	2018
Loss from continuing operations	$(49,765)	$(116,937)
Loss from discontinued operations, net of tax	—	(3,496)
Net loss attributable to shareholders	$(49,765)	$(120,433)

Weighted average shares used to calculate basic and diluted earnings per share	168,812	44,187

Basic and diluted loss per share - continuing operations	$(0.29)	$(2.65)
Basic and diluted loss per share - discontinued operations	—	(0.08)
Basic and diluted loss per share	$(0.29)	$(2.73)

Because we incurred a net loss in the three months ended March 31, 2019 and 2018, basic and diluted shares are the same. If we had net income in the three months ended March 31, 2019 and 2018, diluted shares would include an additional 0.4 million and 0.9 million shares, respectively.

We excluded 3.3 million and 2.0 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

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

The following table presents selected financial information regarding the discontinued operations of our former MEGTEC and Universal businesses included in the Condensed Consolidated Statements of Operations:

Three months ended March 31,
(in thousands)	2018
Revenue	$58,181
Cost of operations	44,668
Selling, general and administrative	9,427
Research and development	365
Operating income	3,721
Income tax expense	7,118
Net loss	(3,496)

The significant components of discontinued operations of our former MEGTEC and Universal businesses included in our Condensed Consolidated Statements of Cash Flows are as follows:

Three months ended March 31,
(in thousands)	2018
Depreciation and amortization	$2,089
Provision for deferred income taxes	3,033
Purchase of property, plant equipment	(65)

NOTE 4 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments which are summarized as follows:

•
Babcock & Wilcox segment: focused on the supply of, and aftermarket services, for steam-generating, environmental and auxiliary equipment for power generation and other industrial applications. This segment was formerly named the Power segment.

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

The gross product line revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Babcock & Wilcox segment elimination is revenue associated with construction services. The primary component of total eliminations is associated with Babcock & Wilcox segment construction services provided to the SPIG segment. An analysis of our operations by segment is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Revenues:
Babcock & Wilcox segment
Retrofits	$30,674	$61,983
New build utility and environmental	68,907	12,847
Aftermarket parts and field engineering services	63,087	73,073
Industrial steam generation	47,010	14,906
Eliminations	(21,120)	(3,683)
	188,558	159,126
Vølund & Other Renewable segment
Renewable new build and services	29,533	44,711
Operations and maintenance services	560	15,247
Eliminations	(561)	—
	29,532	59,958
SPIG segment
New build cooling systems	21,006	29,045
Aftermarket cooling system services	8,171	7,699
Eliminations	(275)	—
	28,902	36,744

Eliminations	(15,056)	(2,652)
	$231,936	$253,176

Our primary measures of segment profitability are gross profit and adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Beginning in the first quarter of 2019, pension benefit (expense), which affected only the Babcock & Wilcox segment, is also not allocated to adjusted EBITDA of the segments. Prior periods have been conformed to be comparable. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three months ended March 31,
(in thousands)	2019	2018
Gross profit (loss)(1):
Babcock & Wilcox segment	$31,106	$30,863
Vølund & Other Renewable segment	(2,856)	(50,449)
SPIG segment	3,676	(2,751)
Intangible amortization expense included in cost of operations	(1,057)	(1,832)
	30,869	(24,169)

Selling, general and administrative ("SG&A") expenses	(42,269)	(59,172)
Advisory fees and settlement costs	(13,610)	(3,089)
Intangible amortization expense included in SG&A	(130)	(237)
Restructuring activities and spin-off transaction costs	(6,079)	(6,862)
Research and development costs	(743)	(1,142)
Equity in income and impairment of investees	—	(11,757)
Operating loss	$(31,962)	$(106,428)
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit.

	Three months ended March 31,
(in thousands)	2019	2018
Adjusted EBITDA
Babcock & Wilcox segment(1)	$8,964	$4,177
Vølund & Other Renewable segment	(8,863)	(61,754)
SPIG segment	659	(7,310)
Corporate(2)	(4,984)	(11,614)
Research and development costs	(743)	(1,142)
	(4,967)	(77,643)

Restructuring activities and spin-off transaction costs	(6,079)	(6,862)
Financial advisory services	(3,958)	(3,089)
Settlement cost to exit Vølund contract(3)	(6,575)	—
Advisory fees for settlement costs and liquidity planning	(3,077)	—
Impairment of equity method investment in TBWES	—	(18,362)
Gain on sale of equity method investment in BWBC	—	6,509
Depreciation & amortization	(7,306)	(6,981)
Operating loss	(31,962)	(106,428)
Interest expense, net	(10,575)	(13,299)
Net pension benefit before MTM	3,428	6,997
MTM loss from benefit plans	(398)	—
Foreign exchange	(10,153)	2,457
Other – net	420	397
Loss before income tax expense	(49,240)	(109,876)
Income tax expense	626	6,963
Loss from continuing operations	(49,866)	(116,839)
Loss from discontinued operations, net of tax	—	(3,496)
Net loss	(49,866)	(120,335)
Net income (loss) attributable to noncontrolling interest	101	(98)
Net loss attributable to stockholders	$(49,765)	$(120,433)

(1)
The Babcock & Wilcox segment adjusted EBITDA for the three months ended March 31, 2018 excludes $7.0 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, Net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(2)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $2.9 million in the three months ended March 31, 2018.

(3)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminates our obligations and our risk related to acting as the prime EPC should the project move forward.

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$45,394	$49,910	$(4,516)	(9)%
Revenues recognized less billings to customers	91,013	94,817	(3,804)	(4)%
Contracts in progress	$136,407	$144,727	$(8,320)	(6)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$152,416	$140,933	$11,483	8%
Costs of revenue recognized less cost incurred	2,863	8,434	(5,571)	(66)%
Advance billings on contracts	$155,279	$149,367	$5,912	4%

Net contract balance	$(18,872)	$(4,640)	$(14,232)	307%

Accrued contract losses	$25,890	$61,651	$(35,761)	(58)%

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at January 1, 2018.

Backlog

On March 31, 2019 we had $766.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50%, 15% and 35% of our remaining performance obligations as revenue in the remainder of 2019, 2020 and thereafter, respectively.

Changes in Contract Estimates

In the three months ended March 31, 2019 and 2018, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Increases in gross profits for changes in estimates for over time contracts	$9,525	$5,337
Decreases in gross profits for changes in estimates for over time contracts	(9,396)	(54,865)
Net changes in gross profits for changes in estimates for over time contracts	$129	$(49,528)

Vølund EPC Loss Contracts

We had six Vølund contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In the three months ended March 31, 2019 and 2018, we recorded $4.1 million and $52.6 million and in net losses, respectively, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the three months ended March 31, 2019, we did not change our estimate of liquidated damages on these contracts. These changes in estimates in the three months ended March 31, 2018 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $13.3 million. The total anticipated liquidated damages associated with these six contracts were $88.6 million and $90.3 million at March 31, 2019 and March 31, 2018, respectively.

As of March 2019, four of the six Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. This applies to the first, third, fourth and sixth loss contracts. The customers for the second and fifth loss contracts are related parties to each other, and a settlement agreement was reached on March 29, 2019 in order to limit our remaining risk related to these contracts. Under that settlement agreement, we paid a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by a specified date, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. Additional engineering or core scope services may be provided by us on the fifth loss contract on commercially acceptable terms. We will provide operations and maintenance services under an existing contract for the fifth loss project if properly notified and the plant is used as a biomass plant as designed. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we expect to turn over the plant in May 2019 and then begin the operations and maintenance contract that follows turnover of this plant.

As of March 31, 2019, the status of these six Vølund EPC loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of March 31, 2019, this contract is approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the quarter ended March 31, 2019, we did not recognize further charges on the contract. Our estimate at completion as of March 31, 2019 includes $9.1 million of total expected liquidated damages. As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $3.6 million. In the quarter ended March 31, 2018, we recognized additional contract losses of $7.1 million as a result of differences in actual and estimated costs and schedule delays. As of March 31, 2018, this contract had $2.7 million of accrued losses and was 97% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of March 31, 2019, this contract was approximately 98% complete. Trial operations began in April 2019 and takeover by the customer is expected in May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three months ended March 31, 2019, we recognized additional contract losses of $0.8 million on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. Our estimate at completion as of March 31, 2019 includes $19.2 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of March 31, 2019 and 2018 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $1.4 million. In the three months ended March 31, 2018, we recognized contract losses of $4.1 million from changes in the expected selling price, construction cost estimates and schedule delays, and as of March 31, 2018, this contract had $9.4 million of accrued losses and was 87% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of March 31, 2019, this contract was approximately 99% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three months ended March 31, 2019, we did not recognize additional charges on the contract. Our estimate at completion as of March 31, 2019 includes $6.7 million of total expected liquidated damages due to schedule delays. As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $0.3 million. In the three months ended March 31, 2018, we recognized charges of $1.9 million from changes in our estimate at completion, and as of March 31, 2018, this contract had $0.8 million of accrued losses and was 98% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of March 31, 2019, this contract was approximately 99% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three months ended March 31, 2019, we recognized an $0.3 million additional contract charge due to changes in estimated cost to complete remaining punch list and other close out items. Our estimate at completion as of March 31, 2019 includes $20.8 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of March 31, 2019 also include contractual bonus opportunities for guaranteed higher power output (discussed further below). As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $0.8 million. In the three months ended March 31, 2018, we recognized contract losses of $12.1 million from changes in the expected selling price, changes in construction cost estimates and schedule delays, and as of March 31, 2018, this contract had $5.7 million of accrued losses and was 87% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of March 31, 2019, this contract was approximately 90% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to support construction services to complete certain key systems of the plant by a specified date. The settlement also eliminates all historical claims and remaining liquidated damages. During the three months ended March 31, 2019, we recognized contract losses of $2.3 million due to change in estimate in subcontractor close out costs. Our estimate at completion as of March 31, 2019, includes $13.7 million of total expected liquidated damages due to schedule delays. As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $15.8 million. In the three months ended March 31, 2018, we recognized charges of $18.2 million, respectively from changes in our estimate at completion, and as of March 31, 2018, this contract had $23.5 million of accrued losses and was 61% complete.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of March 31, 2019, this contract was approximately 98% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the three months ended March 31, 2019, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract charges of $0.8 million related to matters encountered in completing punch list items. Our estimate at completion as of March 31, 2019 includes $19.1 million of total expected liquidated damages due to schedule delays. As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $0.6 million. In the year ended March 31, 2018, we recognized additional contract losses of $9.3 million changes in our estimate at completion, and as of March 31, 2018, this contract had $3.5 million of accrued losses and was 83% complete.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the March 31, 2019 estimated losses at completion for these three contracts.

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

During the third quarter of 2016, we determined it was probable that we would receive a DKK 100.0 million ($15.5 million) insurance recovery for a portion of the losses on the first Vølund contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We believe that the dispute from the insurer is without merit and continue to believe we are entitled to the full value of the claim. We intend to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. However, an allowance for the receivable was recorded in 2018 based upon the dispute by the insurer, which is considered contradictory evidence in the accounting probability assessment of this loss recovery, even if it is believed to be without merit. The insurance recovery of $15.5 million is recorded in "accounts receivable - other" in our Condensed Consolidated Balance Sheets, offset by a $12.2 million reserve at March 31, 2019.

Other Vølund Contract Settlement

In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The £5.0 million ($6.6 million) settlement eliminates our obligations and our risk related to acting as the prime EPC should the project move forward.

SPIG U.S. Loss Contract

At March 31, 2019, SPIG had one significant loss contract, which is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S.  At March 31, 2019, the design and procurement are substantially complete, and construction is underway.  Overall, the contract is 86% complete and it is expected be fully complete in mid-2019. As of March 31, 2019, the reserve for estimated contract losses recorded in "other accrued liabilities" in our Condensed Consolidated Balance Sheets was $2.0 million related to this contract.  Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

NOTE 6 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

The following tables summarize the restructuring activity and spin-off costs incurred by segment.

(in thousands)
Three months ended March 31, 2019	Total severance and related costs
Babcock & Wilcox segment	$3,947
Vølund & Other Renewable segment	578
SPIG segment	144
Corporate	1,410
$6,079

(in thousands)
Three months ended March 31, 2018	Severance and related costs	Exit costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$1,093	$143	$—	$1,236
Vølund & Other Renewable segment	494	—	—	494
SPIG segment	383	—	—	383
Corporate	4,374	—	375	4,749
	$6,344	$143	$375	$6,862

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance actions across our business units, including executive severances, resulted in $6.1 million and $6.9 million of expense in the three months ended March 31, 2019 and 2018, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of March 31, 2019, $2.0 million of total severance expense is remaining to be recognized based on actions taken through that date.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$7,359	$2,244
Restructuring expense	6,079	5,888
Payments	(3,242)	(2,218)
Balance at March 31	$10,196	$5,914

Accrued restructuring liabilities at March 31, 2019 and 2018 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three months ended March 31, 2018, we recognized $0.6 million in non-cash restructuring expense related to losses on the disposals of long-lived assets.

NOTE 7 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2019, income tax expense was $0.6 million, resulting in an effective tax rate of (1.3)%. In the three months ended March 31, 2018, income tax expense was $7.0 million, with an effective tax rate of (6.3)%. We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income and valuation allowances in certain jurisdictions that can offset income tax expense or benefit.

Our effective tax rate for the three months ended March 31, 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. We have favorable discrete items of $0.2 million in the three months ended March 31, 2019.

As a result of accumulations of the Company's common stock among several large shareholders and the impact of the 2018 Rights Offering that was completed on April 30, 2018, we continue to monitor for the possibility of an ownership change as defined under Internal Revenue Code ("IRC") Section 382. Under IRC Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the Company have increased their collective holdings by more than 50% during the prior three-year period.  In general, if an ownership change occurs, our ability to use net operating losses and other tax attributes (including certain credits and previously disallowed interest deductions) to reduce tax payments is limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the applicable long term tax exempt interest rate. Based on information that is publicly available, the Company does not currently believe it has experienced an ownership change. However, a relatively small increase in ownership by any of our shareholders owning at least 5% of the Company could result in an ownership change. To illustrate, if we had experienced an ownership change as of March 31, 2019, the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) would become limited to approximately $1.7 million annually ($0.4 million tax effected). The actual determination of the annual Section 382 limitation would be dependent upon the value of the Company multiplied by the long-term tax-exempt rate at the time the ownership change occurred.

New Tax Act

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the United States income tax law. Beginning in 2018, the Tax Act reduced the United States statutory corporate income tax rate from 35% to 21% and created a modified territorial system that will generally allow United States companies a full dividend received deduction for any future dividends from non-U.S. subsidiaries. In addition to the tax rate reduction and changes to the territorial nature of the US tax system, the Tax Act introduced a new limitation on interest deductions, a Foreign Derived Intangible Income (“FDII”) and new minimum tax on foreign sourced income, Global Low Taxed Intangible Income (“GILTI”). The Company will account for GILTI as a period cost in the year the tax is incurred. In 2019, we do not anticipate any FDII benefit or GILTI taxes but expect an interest limitation. This disallowed interest expense will be available for carryforward and is not subject to expiration but can only be used in a future year when the net interest expense for that period (including carryforward amounts) exceeds the relevant annual limitation.

NOTE 8 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2019 and 2018 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments (1)	Net unrecognized (loss) gain related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
(1) The remaining unrealized FX gain/(loss) is expected to be recognized over time as the related projects are completed.

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
ASU 2016-1 cumulative adjustment(1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Reclassified from AOCI to net income (loss)	(2,044)	—	(1,272)	(384)	(3,700)
Net other comprehensive income (loss)	1,179	(38)	(48)	(439)	654
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)
(1) ASU 2016-1, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requires investments to be measured at fair value through earnings each reporting period as opposed to changes in fair value being reported in other comprehensive income (loss). The standard was effective as of January 1, 2018 and requires application by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended March 31,
		2019	2018
Release of currency translation gain with the sale of equity method investment	Equity in income and impairment of investees	$—	$2,044
	Provision for income taxes	—	—
	Net loss	$—	$2,044

Derivative financial instruments	Revenues	$—	$1,616
	Cost of operations	—	12
	Other	(289)	—
	Total before tax	(289)	1,628
	Provision (benefit) for income taxes	(65)	356
	Net income	$(224)	$1,272

Amortization of prior service cost on benefit obligations	Benefit plans, net	$356	$384
	Provision (benefit) for income taxes	—	—
	Net income (loss)	$356	$384

NOTE 9 – INVENTORIES

The components of inventories are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials and supplies	$45,303	$44,833
Work in progress	6,091	5,348
Finished goods	12,395	11,142
Total inventories	$63,789	$61,323

NOTE 10 – EQUITY METHOD INVESTMENTS

We do not have any remaining investments in equity method investees at either March 31, 2019 or December 31, 2018. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity income of investees in the Condensed Consolidated Statement of Operations. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our Condensed Consolidated Statement of Operations. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. The other-than-temporary-impairment loss was classified in equity income of investees in the Condensed Consolidated Statements of Operations.

NOTE 11 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2019:

(in thousands)	Babcock & Wilcox
Balance at December 31, 2018	$47,108
Currency translation adjustments	23
Balance at March 31, 2019	$47,131

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. We early adopted ASU 2017-04 on April 1, 2018, effective the first day of our 2018 second quarter.

Goodwill is tested for impairment annually and when impairment indicators exist. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment indicators were identified during the three months ended March 31, 2019.

NOTE 12 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Definite-lived intangible assets
Customer relationships	$24,638	$24,764
Unpatented technology	14,887	15,098
Patented technology	2,601	2,616
Tradename	12,407	12,566
Backlog	17,760	17,760
All other	9,749	9,728
Gross value of definite-lived intangible assets	82,042	82,532
Customer relationships amortization	(17,608)	(17,219)
Unpatented technology amortization	(4,139)	(3,760)
Patented technology amortization	(2,380)	(2,348)
Tradename amortization	(3,820)	(3,672)
Acquired backlog amortization	(17,760)	(17,760)
All other amortization	(8,524)	(8,285)
Accumulated amortization	(54,231)	(53,044)
Net definite-lived intangible assets	$27,811	$29,488
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$29,116	$30,793

The following summarizes the changes in the carrying amount of intangible assets:

	Three months ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$30,793	$42,065
Amortization expense	(1,187)	(2,069)
Currency translation adjustments and other	(490)	400
Balance at end of the period	$29,116	$40,396

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations, but it is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization expense
Three months ending June 30, 2019	1,000
Three months ending September 30, 2019	1,000
Three months ending December 31, 2019	987
Twelve months ending December 31, 2020	3,453
Twelve months ending December 31, 2021	3,231
Twelve months ending December 31, 2022	3,165
Twelve months ending December 31, 2023	3,158
Twelve months ending December 31, 2024	3,044
Thereafter	8,773

NOTE 13 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Land	$3,552	$3,575
Buildings	106,405	106,238
Machinery and equipment	181,134	181,825
Property under construction	2,244	2,290
	293,335	293,928
Less accumulated depreciation	208,383	203,036
Net property, plant and equipment	$84,952	$90,892

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio near the end of the third quarter of 2019.  We do not expect to incur significant relocation costs; however, we expect $7.9 million of accelerated depreciation to be recognized through mid-2019, of which $2.0 million was recognized during the first quarter ended March 31, 2019 and $5.3 million has been recognized cumulatively, since the decision to relocate in the third quarter of 2019.

NOTE 14 – WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$45,117	$33,514
Additions	1,991	4,726
Expirations and other changes	(385)	(1,356)
Payments	(1,271)	(2,739)
Translation and other	(628)	583
Balance at end of period	$44,824	$34,728

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

NOTE 15 – LEASES

Accounting for leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). We adopted this new standard on January 1, 2019 and used the effective date as our date of initial application while continuing to present the comparative periods in accordance with the guidance under the lease standard in effect during those prior periods in the Condensed Consolidated Financial Statements. We recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we did not elect to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840.

We have implemented new lease accounting software and have established new processes and internal controls that are required to comply with the new lease accounting and disclosure requirements set forth by the new standard. See Note 26 for additional information about the impact of adopting ASC 842 in the Condensed Consolidated Financial Statements.

We determine if an arrangement is a lease at inception. Leases are included in Right-of-use (“ROU”) assets, Lease liabilities and Noncurrent lease liabilities in the Condensed Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

Additionally, in September 2018, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio near the end of the third quarter of 2019. As of March 31, 2019, the operating lease agreement for the office space in Akron had not yet commenced; it will commence when it is ready for occupation. The lease has an initial term of fifteen years, with an option to extend up to two additional ten-year terms. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $55 million. This lease, which has not yet commenced, is not included in the following tables.

Operating Leases

We have operating leases for real estate, vehicles, and certain equipment. We do not have any financing leases in our portfolio. Our leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

Three Months Ended
(in thousands)	March 31, 2019
Operating lease expense	$1,909
Short-term lease expense	2,861
Variable lease expense	112
Sublease income (1)	(10)
Total lease expense	$4,872
(1) Sublease income excludes rental income from owned properties.

Other information related to leases is as follows:

Three Months Ended
(in thousands, except lease term and discount rate)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$2,101
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$201
Weighted-average remaining lease term:
Operating leases (in years)	3.5
Weighted-average discount rate:
Operating leases	9.50%

Amounts relating to leases were presented in the Condensed Consolidated Balance Sheets as of March 31, 2019 in the following line items:

(in thousands)	March 31, 2019
Right-of-use assets	$15,067

Liabilities:
Lease liabilities	$4,895
Noncurrent lease liabilities	9,976
Total lease liabilities	$14,871

Future minimum lease payments required under non-cancellable operating leases as of March 31, 2019 were as follows:

(in thousands)
2019 (excluding the three months ended March 31, 2019)	$4,670
2020	5,032
2021	3,569
2022	1,987
2023	1,234
Thereafter	908
Total	$17,400
Less imputed interest	(2,529)
Lease liability	$14,871

NOTE 16 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$10,860	$9,757	$121	$97
Expected return on plan assets	(13,920)	(16,230)	—	—
Amortization of prior service cost	50	25	(539)	(646)
Recognized net actuarial loss (gain)	398	—	—	—
Benefit plans, net(1)	(2,612)	(6,448)	(418)	(549)
Service cost included in COS(2)	217	189	4	4
Net periodic benefit cost (benefit)	$(2,395)	$(6,259)	$(414)	$(545)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)	Service cost related to a small group of active participants is presented within cost of sales in the Condensed Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Lump sum payments from our Canadian Plans resulted in an immaterial plan settlement gain during the three months ended March 31, 2019. The settlement also triggered an interim MTM remeasurement of the Canadian Plan's assets and liabilities that was a loss of $0.4 million in the three months ended March 31, 2019. Both the settlement gain and the MTM remeasurement are reflected in the "Recognized net actuarial loss (gain)" in the table above and are included in our Condensed Consolidated Statements of Operations in the "Benefit plans, net" line item.

We made contributions to our pension and other postretirement benefit plans totaling $1.5 million and $3.4 million during the three months ended March 31, 2019 and 2018, respectively. Expected employer contributions to the U.S. Plan assume that relief under pension contribution waivers that were filed with the IRS in January 2019 and are planned to be re-filed with the IRS later in 2019, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. If the temporary hardship waivers are not fully granted, required employer contributions in 2019 could increase up to approximately $15 million in 2019.

NOTE 17 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	March 31, 2019	December 31, 2018
United States	$175,300	$144,900
Foreign	—	606
Total revolving debt	$175,300	$145,506

U.S. Revolving Credit Facility

On May 11, 2015, we entered into "the Amended Credit Agreement" with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. As of March 31, 2019, we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that extended through April 5, 2019. On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 18 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee.

The U.S. Revolving Credit Facility as in effect at March 31, 2019 was scheduled to mature on June 30, 2020; however, Amendment No. 16 created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020. The U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below. As of March 31, 2019, we were nearly fully drawn on the U.S. Revolving Credit Facility, but we had availability of approximately $35 million on April 8, 2019 after giving effect to the proceeds received under Tranche A-3 of the Last Out Term Loans borrowed on April 5, 2019, making the Vølund contract settlement payments described in Note 5.and repaying a portion of our existing revolving credit loans.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 19; such Last Out Term Loan prepayments are further limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through March 31, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 24. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was payable on the first business day of 2018 and 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee of 2.5% was charged until October 9, 2018 and decreased to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter. Commencing with Amendment No. 16, a deferred ticking fee of 1% will be charged if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1% per month after December 15, 2019. A contingent consent fee of 4% will be charged with respect to Amendment No. 16 if certain actions are not undertaken to refinance the facility by December 15, 2019.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios was waived with respect to the quarter ended December 31, 2018 and new ratios were established in Amendment No. 16 commencing with respect to the quarter ended March 31, 2019. Amendment No. 16 also, among other items, (1) modifies the definition of EBITDA in the Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduces to $30 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allows for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changes the consolidated interest coverage and senior leverage coverage ratios, (5) decreases the relief period borrowing sublimit, (6) changes or removes certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permits letters of credit to expire one year after the maturity of the revolving credit facility, (8) resets the loss basket for certain Vølund contracts to $10.0 million, (9) creates a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, (10) establishes a deferred ticking fee of 1% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1% per month after December 15, 2019 and (11) provides for a contingent consent fee of 4% if certain actions are not undertaken to refinance the facility by December 15, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the maximum permitted senior debt leverage ratio, as defined in the Amended Credit Agreement, is:
•9.75:1.00 for the quarter ending March 31, 2019
•9.25:1.00 for the quarter ending June 30, 2019
•6.75:1.00 for the quarter ending September 30, 2019
•6.00:1.00 for the quarter ending December 31, 2019
•3.50:1.00 for the quarter ending March 31, 2020
•3.25:1.00 for the quarter ending June 30, 2020

provided that for the purpose of calculating the senior debt leverage ratio for the quarter ended March 31, 2019, the senior leverage ratio is calculated by giving effect of the prepayment of the revolving loans under the U.S. Revolving Credit Facility on April 8, 2019 as if such prepayment was made on March 31, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the minimum consolidated interest coverage ratio, as defined in the Amended Credit Agreement, is:
•0.75:1.00 for the quarter ending March 31, 2019
•0.90:1.00 for the quarter ending June 30, 2019
•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At March 31, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $175.3 million at a weighted average interest rate of 8.62%. Usage under the U.S. Revolving Credit Facility consisted of $175.3 million of borrowings, $28.9 million of financial letters of credit and $139.9 million of performance letters of credit. At March 31, 2019, we had approximately $2.8 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size, our borrowing sublimit, and the limited waivers described in Note 19.

Foreign Revolving Credit Facilities

Outside of the United States, we had revolving credit facilities in Turkey that were used to provide working capital to local operations. At December 31, 2018, we had aggregate borrowings under these facilities of $0.6 million whose weighted average interest rate was 40.0%. In 2018, our banking counterparties in Turkey began requiring the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2019 and December 31, 2018 was $153.0 million and $175.9 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of March 31, 2019 was

$65.4 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $43.6 million as of March 31, 2019.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $203.3 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility in support of surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 18 – LAST OUT TERM LOANS

The components of the Last Out Term Loans are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Proceeds	$40,000	$30,000
Discount and fees	5,111	5,111
Paid-in-kind interest	1,306	132
Principal	46,417	35,243
Unamortized discount and fees	(4,004)	(4,594)
Net debt balance	$42,413	$30,649

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Loans shall be subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, dated April 5, 2019, to the U.S. Revolving Credit Facility, as described above in Note 17, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of March 31, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the amended Credit Agreement (as described above).

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. On November 19, 2018, Tranche A-1 was assigned to Vintage, also a related party. The face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10.00% for each draw under Tranche A-1. As of March 31, 2019, Tranche A-1 was payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility; however, Amendment No. 16 extended the maturity date of each of the Last Out Term Loans to December 31, 2020. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed.

As of March 31, 2019, Tranche A-1 bore interest at a rate per annum equal to (i) if designated a eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remainder payable in kind by adding such accrued interest to the principal amount of Tranche A-1 and (ii) if designated a base rate loan, the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1. The total effective interest rate of Tranche A-1 was 25.53% and 25.38% on March 31, 2019 and December 31, 2018, respectively. The effective rate of the Tranche A-1 may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with Tranche A-1 is detailed in Note 24.

After giving effect to Amendment No. 16 dated April 5, 2019, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. If we complete the 2019 Rights Offering (as defined below) within six months of the date of the Amendment (subject to a three-month extension in certain circumstances) (the "Prepayment Period"), the interest rate on all outstanding last out term loans under the Credit Agreement will be a fixed rate per annum of 12% payable in cash. If we are unable to complete the 2019 Rights Offering within the Prepayment Period, the interest rate on all outstanding last out term loans under the Credit Agreement will be a fixed rate per annum of 18.0%, of which 7.5% is payable in cash and 10.5% is payable in kind. Amendment No. 16 also permits us to prepay up to $86.0 million of the Tranche A-3 last out term loans using the proceeds of the 2019 Rights Offering.

Per the Letter Agreement described in Note 19, we agreed to a debt-for-equity exchange related to the Tranche A-1 Last Out Term Loan, that is conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. If the conditions of the exchange are met, we would then expect to complete concurrently with the closing of the 2019 Rights Offering a debt-for-equity exchange with the holders of all outstanding Tranche A-1 Last Out Term Loans, pursuant to which we will exchange shares of our common stock at the Subscription Price of $0.30 per share for an equal aggregate principal amount of Tranche A-1 Last Out Term Loans.

Tranche A-2

On March 19, 2019, we entered into an amendment and limited waiver ("Amendment No. 15") to our Amended Credit Agreement, which allowed us to borrow $10.0 million from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. As of March 31, 2019, Tranche A-2 was payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility; however, Amendment No. 16 extended the maturity date of each of the Last Out Term Loans to December 31, 2020. Tranche A-2 may be prepaid, subject to the subordination provisions, but not re-borrowed.

As of March 31, 2019, Tranche A-2 bore interest at a rate per annum equal to the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remainder payable in kind by adding such accrued interest to the principal amount of Tranche A-2. The total effective interest rate of Tranche A-2 was 19.51% on March 31, 2019.

Tranche A-3 - Subsequent Event

Under Amendment No. 16 on April 5, 2019, we borrowed $150.0 million from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loan. The proceeds from the Tranche A-3 Last Out Term Loan were used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 5, structuring fees, transaction expenses and original issue discount, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. Interest rates and maturity of Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions and as described in Note 19, but not re-borrowed. Per the Letter Agreement described in Note 19, we may repay a portion of the outstanding A-3 tranche from proceeds raised from 2019 Rights Offering.

NOTE 19 – EQUITIZATION TRANSACTIONS - SUBSEQUENT EVENTS

In connection with Amendment No. 16 to the Amended Credit Facility and the extension of the Tranche A-3 Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, shareholder approval. These transactions (the "Equitization Transactions") consist of: (i) a $50.0 million rights offering (the "2019 Rights Offering") allowing our shareholders to subscribe for shares of our common stock at a price of $0.30 per share (the "Subscription Price"), the proceeds of which will be used to prepay a portion of the Tranche A-3 Last Out Term Loans under the Amended Credit Agreement, (ii) the exchange of Tranche A-1 Last Out Term Loans under the Amended Credit Agreement for shares of our common stock at a price per share equal to the Subscription Price (the "Debt Exchange") and (iii) the issuance to B. Riley or its designees of an aggregate 16,667,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share (the "Warrant Issuance"). B. Riley FBR, Inc. has agreed to act as a backstop for the 2019 Rights Offering, by purchasing from us, at a price per share equal to the Subscription Price, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans that it holds. The issuance of any shares of our common stock (or other securities) in connection with the Equitization Transactions is subject to the receipt of all required shareholder approvals, and no shares of our common stock (or other securities) will be issued before such approvals have been obtained. Pursuant to the Letter Agreement, we have committed to seek shareholder approval of the following actions, among others, at our upcoming 2019 annual meeting of shareholders (the "Annual Meeting"): (1) an increase in the authorized number of shares of common stock to 500.0 million shares, (2) the Equitization Transactions, (3) a waiver of corporate opportunities with respect to directors nominated by B. Riley and Vintage to the fullest extent provided by law and (4) a reverse stock split to occur immediately after the closing of the Equitization Transactions.

The parties to the Letter Agreement have also agreed to negotiate one or more agreements that will provide B. Riley and Vintage with certain governance rights, including (i) the right for B. Riley and Vintage to each nominate up to three individuals to serve on our board of directors (the "Board"), subject to certain continued lending and equity ownership thresholds and (ii) pre-emptive rights permitting B. Riley to participate in future issuances of our equity securities. The size of Board will remain at seven directors.

In connection with the Letter Agreement, we also committed, subject to stockholder approval and in consultation with B. Riley and Vintage, to establish an equity pool of 16,666,667 shares of our common stock for issuance under our 2015 Long Term Incentive Plan with such terms (including any vesting period or performance targets), in such amounts and forms of awards as the Compensation Committee of the Board determines.

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

On May 4, 2018, we fully repaid the Second Lien Term Loan Facility using $212.6 million of the proceeds from the 2018 Rights Offering, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment. See Note 24 for the Second Lien Term Loan Facility's interest expense.

NOTE 21 – 2018 RIGHTS OFFERING

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

NOTE 22 – CONTINGENCIES

Stockholder Litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its former officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The two complaints were brought on behalf of a class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. Through subsequent amendments, the putative class period was expanded to include investors who purchased shares between June 17, 2015 and August 9, 2017. We filed a motion to dismiss in late 2017. The court denied the motion in early 2018 and the case is presently in discovery, subject to the tentative settlements described below.

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

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Federal Court Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs assert a variety of claims against the defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who all purport to be current shareholders of the Company's common stock, are suing on behalf of the Company to recover costs and an unspecified amount of damages, and force implementation of corporate governance changes.

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

On April 16, 2019, following mediation, the Company reached a tentative settlement agreement regarding the Shareholder Litigation matter, which agreement is subject to negotiation of definitive settlement documentation and court approval, including the payment of $19.5 million to plaintiffs by the Company's insurance carriers. The $19.5 million payment by the Company is expected to be recovered in full from our insurance coverage. Within our Condensed Consolidated Balance Sheets as of March 31, 2019, the $19.5 million liability is recorded in "other accrued liabilities" and the $19.5 million insurance receivable is recorded in "accounts receivable - other".

The parties to the Federal Court and State Court Derivative Litigations held a mediation on April 17, 2019 in an attempt to resolve these pending matters. At this mediation, the parties reached an agreement in principle with plaintiffs’ counsel to resolve these cases based on certain corporate governance changes that the Company has already implemented or is willing to implement in the future and payment by certain of the Company’s insurance carriers of $1 million in attorneys’ fees and expenses to plaintiffs’ counsel.  There is no monetary payment associated with this settlement.

We believe the allegations in the Stockholder Litigation and the Federal Court Derivative Litigation and State Court Derivative Litigation were without merit, and that the respective outcomes of the Stockholder Litigation and the Derivative Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 23 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	March 31, 2019	Level 1	Level 2	Level 3
Corporate notes and bonds	$16,838	$16,838	$—	$—
Mutual funds	1,283	—	1,283	—
United States Government and agency securities	2,383	2,383	—	—
Total fair value of available-for-sale securities	$20,504	$19,221	$1,283	$—

(in thousands)
Available-for-sale securities	December 31, 2018	Level 1	Level 2	Level 3
Corporate notes and bonds	$13,028	$13,028		$—
Mutual funds	1,283	—	1,283	—
United States Government and agency securities	1,437	1,437	—	—
Total fair value of available-for-sale securities	$15,748	$14,465	$1,283	$—

(in thousands)
Derivatives	March 31, 2019	December 31, 2018
Forward contracts to purchase/sell foreign currencies	$—	$546

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in "other assets" on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments.

As of March 31, 2019, we do not hold any derivative assets or liabilities. All such contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2019 and December 31, 2018.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 16). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 6 and Note 13).

NOTE 24 – SUPPLEMENTAL CASH FLOW AND INTEREST INFORMATION

In addition to non-cash items described in the Condensed Consolidated Statements of Cash Flows, we also recognized non-cash changes in our Condensed Consolidated Balance Sheets related to interest expense as described below:

	Three months ended March 31,
(in thousands)	2019	2018
Accrued capital expenditures in accounts payable	$24	$300
Accreted interest expense on our Second Lien Term Loan Facility	$—	$2,369

We recognized the following cash activity in our Condensed Consolidated Financial Statements:

	Three months ended March 31,
(in thousands)	2019	2018
Income tax payments (refunds), net	$(78)	$1,822
Interest payments on our U.S. Revolving Credit Facility	2,403	1,687
Interest payments on our Last Out Term Loans	540	—
Interest payments on our Second Lien Term Loan Facility	—	5,303

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended March 31,
(in thousands)	2019	2018
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,550	$2,345
Second Lien Term Loan Facility	—	5,269
Last Out Term Loans - cash interest	513	—
Last Out Term Loans - paid-in-kind interest	1,060	—
Foreign revolving credit facilities	—	134
	5,123	7,748
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	5,270	3,201
Second Lien Term Loan Facility - discount and financing fees	—	2,369
Last Out Term Loans - discount and financing fees	590	—
	5,860	5,570

Other interest expense	151	134

Total interest expense	$11,134	$13,452

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Held by foreign entities	$26,746	$35,522	$23,077	$42,490
Held by United States entities	16,781	7,692	76	1,227
Cash and cash equivalents of continuing operations	43,527	43,214	23,153	43,717

Reinsurance reserve requirements	2,841	11,768	22,445	21,061
Restricted foreign accounts	4,118	5,297	6,975	4,919
Sale proceeds held in escrow	—	—	20,266	—
Restricted cash and cash equivalents	6,959	17,065	49,686	25,980

Total cash, cash equivalents and restricted cash of continuing operations shown in the Condensed Consolidated Statements of Cash Flows	$50,486	$60,279	$72,839	$69,697

Total cash and cash equivalents of discontinued operations	$—	$—	$14,229	$12,950

Our U.S. Revolving Credit Facility described in Note 17 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 25 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley and its Affiliates

B. Riley Financial, Inc. and its affiliates became the beneficial owner of greater than five percent of our common stock in May 2018, upon completion of the 2018 Rights Offering described in Note 21. As of March 31, 2019, B. Riley owns 6.46% of our outstanding common stock.

We entered an agreement with BPRI Executive Consulting, LLC on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses (the amount and timing of which have yet to be determined) may also be earned and payable to BPRI Executive Consulting, LLC. In December 2018, we granted a total of 8.4 million stock appreciation rights to BRPI Executive Consulting, LLC, ("Non-employee SARs"). The Non-employee SARs expire ten years after the grant date and vest 100% upon completion after the required years of service. Upon vesting, the Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the per share price goal of $2.25 for 5.1 million of the Non-employee SARS and $2.50 for the remaining 3.3 million of Non-employee SARS. Upon exercise of the Non-employee SARs, the holder receives a cash-settled payment equal to the number of Non-employee SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the Non-employee SARs base price of $2.00 per stock appreciation right. Non-employee SARs are issued under a Non-employee SARs agreement.

Tranche A-1 of the Last Out Term Loans described in Note 18 was a related party transaction with B. Riley FBR, Inc. until November 19, 2018, when it was assigned to Vintage, also a related party.

Tranche A-2 of the Last Out Term Loans provided proceeds of $10 million on March 20, 2019, described in Note 18, was also a related party transaction with B. Riley FBR, Inc.

Under Tranche A-3 of the Last Out Term Loans, we borrowed $150 million from B. Riley FBR, Inc., a related party, on April 5, 2019, which included an original issuance discount and fees as described in Note 18.

See Note 19 for additional contemplated equitization transactions resulting from Tranche A-3 Last Out Term Loans.

Transactions with Vintage Capital Management, LLC

As of March 31, 2019, Vintage owned 14.85% of our outstanding common stock.

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

The Last Out Term Loan described in Note 18 also became a related party transaction with Vintage beginning November 19, 2018, after it was assigned to Vintage from B. Riley FBR, Inc., also a related party.

See Note 19 for additional contemplated equitization transactions resulting from Tranche A-3 Last Out Term Loans.

NOTE 26 – NEW ACCOUNTING STANDARDS

New accounting standards adopted are summarized as follows:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application and continued applying the guidance under the lease standard in effect at that time to the comparative periods presented in the Condensed Consolidated Financial Statements. We recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we are not electing to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840.

We have implemented new leasing software and established new processes and internal controls designed to comply with the new lease accounting and disclosure requirements set by the new standard. The impact of the standard adoption increased our assets and liabilities within our Condensed Consolidated Balance Sheets by approximately $15 million but did not materially impact our results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance provides companies with the option to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. Existing guidance requiring the effect of a change in tax law or rates to be recorded in continuing operations is not affected. This standard is effective for all public business entities for fiscal years beginning after December 15, 2018, and any interim periods within those fiscal years. We did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

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

***** Cautionary Statement Concerning Forward-Looking Information *****

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy requirements under the Amended Credit Agreement; our ability to obtain all required stockholder and regulatory approvals for the Equitization Transactions (see Note 19 to our Condensed Consolidated Financial Statements included herein for more information about the Equitization Transactions) and all related transactions and proposals; our ability to complete the contemplated Equitization Transactions and all related transactions in a timely manner, if at all; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; general developments in the industries in which we are involved; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address remaining items and any warranty obligations within our accrued estimated costs for our Vølund &

Other Renewable segment; our ability to successfully partner with third parties to win and execute contracts within the Vølund & Other Renewable segment; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets as a result of an "ownership change" under Section 382 of the Internal Revenue Code; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual of anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions as well as our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them; and our ability to maintain the listing of our common stock on the NYSE. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended ("Annual Report") filed with the Securities and Exchange Commission.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this quarterly report or the Annual report for any reason, except as required by law.

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

We recorded operating losses of $32.0 million and $106.4 million in the first quarter of 2019 and 2018, respectively. Prior to the first quarter of 2019, the most significant driver of our operating losses was the charges for the six European Vølund EPC loss contracts. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In the first quarter of 2019 and 2018, we recorded $4.1 million and $52.6 million in net losses, respectively from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. These contracts and their status are described further in Note 5. In the first quarter of 2019, the most significant drivers of our operating losses were advisory fees, settlement costs and restructuring activities.

As of March 2019, four of the six Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. This applies to the first, third, fourth and sixth loss contracts. The customers for the second and fifth loss contracts are related parties to each other, and a settlement agreement was reached on March 29, 2019 in order to limit our remaining risk related to these contracts. Under that settlement agreement, we paid a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by a specified date, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. Additional engineering or core scope services may be provided by us on the fifth loss contract on commercially acceptable terms. We will provide operations and maintenance services under an existing contract for the fifth loss project if properly notified and the plant is used as a biomass plant as designed. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we expect to turn over the plant in May 2019 and then begin the operations and maintenance contract that follows turnover of this plant. See further discussion of the loss projects in Note 5.

Aside from these loss projects, we have one remaining extended scope contract in our Vølund business, for which we continue to expect a small profit; this contract is expected to be turned over to our customer in the third quarter of 2019.

The SPIG segment contributed to our operating results with $0.7 million of adjusted EBITDA in the first quarter of 2019 compared to $(7.3) million in the first quarter of 2018. The improvement begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG adjusted EBITDA loss in the first quarter of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the first quarter of 2019.

Our Babcock & Wilcox segment (formerly named the Power segment) generated adjusted EBITDA of $9.0 million and $4.2 million in the first quarter of 2019 and 2018, respectively. The increase is primarily attributable to the cost savings initiative results partly offset by increases in overhead being absorbed by the segment.

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

Year-over-year comparisons of our results from continuing operations were also affected by the following:

•
$6.1 million and $6.9 million of restructuring and spin-off costs were recognized in the first quarter of 2019 and 2018, respectively. In the first quarter of 2019, restructuring costs primarily related to severance and the first quarter of 2018 restructuring costs related primarily to executive severance and the remaining severance costs of prior restructuring initiatives.

•
$4.0 million and $3.1 million of financial advisory services are in included in SG&A in the first quarters of 2019 and 2018, respectively. These services are requirements of the U.S. Revolving Credit Facility.

•
$6.6 million of cost was recognized in the first quarter of 2019 for costs of a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project move forward.

•	$3.1 million of legal and other advisory fees related to the contract settlements described above and in Note 5 and for liquidity planning.

•
$2.0 million of accelerated depreciation expense in the first quarter of 2019 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in mid-2019.

•	$0.4 million of actuarially determined mark to market ("MTM") loss from our Canadian pension plan was recognized in the first quarter of 2019. MTM losses are further described in Note 16.

•
$18.4 million of other-than-temporary impairment in the first quarter of 2018 of our interest in TWBES, an equity method investment in India based on an agreement to sell. See further discussion in Note 10.

•
$6.5 million of gain on sale was recognized in the first quarter of 2018 of our equity method investment in China and is included in Equity in income and impairment of investees. See further discussion in Note 10.

We face liquidity challenges from losses recognized on our six European Vølund EPC loss contracts described in Note 5, which caused us to be out of compliance with certain financial covenants and resulted in events of default in the agreements governing certain of our debt obligations at each of December 31, 2018 and March 31, 2019. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement is described in more detail in Note 17 and Note 18. We obtained waivers to the Amended Credit Agreement that waived, prevented or resolved these events of default as described in Note 17 and Note 18.

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
received $150.0 million in gross proceeds from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 18, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 18, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund EPC loss contracts to the customers by the end of the first quarter of 2019 and negotiated a settlement of the remaining two loss contracts as described in Note 5, which was funded with the proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 5 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated; and

entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 17 and Note 18, the most recent of which was Amendment No. 16 dated April 5, 2019, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 18, reset the financial and other covenants, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, and permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control.

In connection with Amendment No. 16 to the Amended Credit Facility that provided the Tranche A-3 Last Out Term Loan, covenant relief and operating flexibility, we also entered into the "Letter Agreement" with B. Riley and Vintage Capital Management LLC ("Vintage") (both related parties) on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, shareholder approval. Management believes completion of the Equitization Transactions would improve our financial position and liquidity by reducing financing costs. These "Equitization Transactions," are more fully described in Note 19. The issuance of any shares of our common stock (or other securities) in connection with the Equitization Transactions is subject to the receipt of all required shareholder approvals, and no shares of our common stock (or other securities) will be issued before such approvals have been obtained and the related registration statements being declared effective by the SEC, which are matters outside of our control.

Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. While Management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Our primary measures of segment profitability are gross profit and adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our gross profit and adjusted EBITDA in the tables below are consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Beginning in the first quarter of 2019, pension benefit (expense), which affected only the Babcock & Wilcox segment, is also not allocated to adjusted EBITDA of the segments. Prior periods have been conformed to be comparable. Adjusted EBITDA for each segment is presented below with a reconciliation to net income. Adjusted EBITDA is not a recognized term under GAAP and should not be considered in isolation or as an alternative to net earnings (loss), operating profit (loss) or cash flows from operating activities as a measure of our liquidity. Adjusted EBITDA as presented below differs from the calculation used to compute our leverage ratio and interest coverage ratio as defined by our U.S. Revolving Credit Facility. Because all companies do not use identical calculations, the amounts presented for adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three months ended March 31,
(In thousands)	2019	2018	$ Change
Revenues:
Babcock & Wilcox segment	$188,558	$159,126	$29,432
Vølund & Other Renewable segment	29,532	59,958	(30,426)
SPIG segment	28,902	36,744	(7,842)
Eliminations	(15,056)	(2,652)	(12,404)
	231,936	253,176	(21,240)
Gross profit (loss)(1):
Babcock & Wilcox segment	31,106	30,863	243
Vølund & Other Renewable segment	(2,856)	(50,449)	47,593
SPIG segment	3,676	(2,751)	6,427
Intangible amortization expense included in cost of operations	(1,057)	(1,832)	775
	30,869	(24,169)	55,038
Selling, general and administrative ("SG&A") expenses	(42,269)	(59,172)	16,903
Advisory fees and settlement costs	(13,610)	(3,089)	(10,521)
Intangible amortization expense included in SG&A	(130)	(237)	107
Restructuring activities and spin-off transaction costs	(6,079)	(6,862)	783
Research and development costs	(743)	(1,142)	399
Equity in income and impairment of investees	—	(11,757)	11,757
Operating loss	$(31,962)	$(106,428)	$74,466
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit

	Three months ended March 31,
(in thousands)	2019	2018	$ Change
Adjusted EBITDA
Babcock & Wilcox segment(1)	$8,964	$4,177	$4,787
Vølund & Other Renewable segment	(8,863)	(61,754)	52,891
SPIG segment	659	(7,310)	7,969
Corporate(2)	(4,984)	(11,614)	6,630
Research and development costs	(743)	(1,142)	399
	(4,967)	(77,643)	72,676

Restructuring activities and spin-off transaction costs	(6,079)	(6,862)	783
Financial advisory services	(3,958)	(3,089)	(869)
Settlement cost to exit Vølund contract(3)	(6,575)	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(3,077)	—	(3,077)
Impairment of equity method investment in TBWES	—	(18,362)	18,362
Gain on sale of equity method investment in BWBC	—	6,509	(6,509)
Depreciation & amortization	(7,306)	(6,981)	(325)
Operating loss	(31,962)	(106,428)	74,466
Interest expense, net	(10,575)	(13,299)	2,724
Net pension benefit before MTM	3,428	6,997	(3,569)
MTM loss from benefit plans	(398)	—	(398)
Foreign exchange	(10,153)	2,457	(12,610)
Other – net	420	397	23
Loss before income tax expense	(49,240)	(109,876)	60,636
Income tax expense	626	6,963	(6,337)
Loss from continuing operations	(49,866)	(116,839)	66,973
Loss from discontinued operations, net of tax	—	(3,496)	3,496
Net loss	(49,866)	(120,335)	70,469
Net income (loss) attributable to noncontrolling interest	101	(98)	199
Net loss attributable to stockholders	$(49,765)	$(120,433)	$70,668
(1) The Babcock & Wilcox segment adjusted EBITDA for the three months ended March 31, 2018 excludes $7.0 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments that was previously included in the segment results. Beginning in 2019, Net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.
(2) Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate and totaled $2.9 million in the three months ended March 31, 2018.

(3)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminates our obligations and our risk related to acting as the prime EPC should the project move forward.

Consolidated Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues decreased by $21.2 million to $231.9 million in the first quarter of 2019 as compared to $253.2 million in the first quarter of 2018. Revenue in the Babcock & Wilcox segment increased by $29.4 million primarily due to higher volume of large construction new build projects, including inter-segment projects, and industrial projects, which was partly offset by a decrease in parts revenue. Revenue in the Vølund & Other Renewable segment revenues decreased by $30.4 million primarily due to lower levels of activity as progress is made on loss projects and the sale of our Palm Beach Resources Recovery Corporation ("PBRRC") operations and maintenance contracts in the third quarter of 2018. SPIG segment revenue declined $7.8 million due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit increased by $55.0 million, to $30.9 million in the first quarter of 2019 as compared to $(24.2) million in the first quarter of 2018. The Babcock & Wilcox segment delivered consistent gross profit of $31.1 million in the first quarter of 2019 compared to $30.9 million in the first quarter of 2018. In the Vølund & Other Renewable segment, gross profit increased $47.6 million to $(2.9) million recorded in the first quarter of 2019 compared to $(50.4) million in the first quarter of 2018, primarily due to a lower level of losses on the six European Vølund EPC loss contracts as described in Note 5. The SPIG segment gross profit increased $6.4 million to $3.7 million in the first quarter of 2019 compared to a loss of $(2.8) million in the first quarter of 2018, which begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's gross profit (loss) in the first quarter of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the first quarter of 2019.

Operating losses improved $74.5 million to $(32.0) million in the first quarter of 2019 from $(106.4) million in the first quarter of 2018, primarily due to the increase in gross profit described above and SG&A benefiting from restructuring and cost control initiatives implemented during 2018 and continuing through the first quarter of 2019. Restructuring expenses, intangible asset amortization expense and gains (losses) on dispositions of equity method investees, and other-than-temporary impairments are discussed in further detail in the sections below. Additionally, the first quarter of 2018 included settlement and advisory costs as described above.

Babcock & Wilcox Segment Results

	Three months ended March 31,
(In thousands)	2019	2018	$ Change
Revenues	$188,558	$159,126	$29,432
Gross profit	$31,106	$30,863	$243
Adjusted EBITDA	$8,964	$4,177	$4,787
Gross profit %	16.5%	19.4%

Three Months Ended March 31, 2019 and 2018

Revenues in the Babcock & Wilcox segment increased 18%, or $29.4 million, to $188.6 million in the first quarter of 2019 compared to $159.1 million in the first quarter of 2018. The revenue increase is attributable to a higher volume of large construction new build projects, including inter-segment projects, and industrial projects, which were partly offset by a decrease in parts revenue.

Gross profit in the Babcock & Wilcox segment remained flat at $31.1 million in the first quarter of 2019 compared to $30.9 million in the first quarter of 2018, which reflects the mix of revenue above. Construction services generally carry a lower margin than aftermarket parts, and the first quarter of 2019 also includes inter-segment construction services performed for the SPIG U.S. loss contract described in Note 5, which carries no margin because the contract is in a loss position.

Adjusted EBITDA in the Babcock & Wilcox segment increased 115%, or $4.8 million, to $9.0 million in the first quarter of 2019 compared to $4.2 million in the first quarter of 2018, which is mainly attributable to the cost savings initiative results partly offset by increases in overhead being absorbed by the segment that were previously absorbed by other segments.

Vølund & Other Renewable Segment Results

	Three months ended March 31,
(in thousands)	2019	2018	$ Change
Revenues	$29,532	$59,958	$(30,426)
Gross profit (loss)	$(2,856)	$(50,449)	$47,593
Adjusted EBITDA	$(8,863)	$(61,754)	$52,891
Gross profit %	(9.7)%	(84.1)%

Three Months Ended March 31, 2019 and 2018

Revenues in the Vølund & Other Renewable segment decreased 51%, or $30.4 million to $29.5 million in the first quarter of 2019 compared to $60.0 million in the first quarter of 2018. Beyond the effect of the settlement, in 2018, several of the European Vølund EPC loss contracts were in the final stages of the completion, when fewer costs are incurred relative to the main construction phases that were underway in the first quarter of 2018, and as a result, first quarter 2019 revenues were lower. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. Additionally, the previous decision to limit bidding on Vølund renewable energy contracts negatively affected our revenue in the first quarter of 2019. Year-over-year comparisons were also affected by the September 17, 2018 divestiture of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, that had previously generated annual revenues of approximately $60 million.

Gross profit in the Vølund & Other Renewable segment increased $47.6 million to $(2.9) million in the first quarter of 2019 compared to $(50.4) million in the first quarter of 2018. In the first quarter of 2018, we recorded $52.6 million in net losses resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. Only $4.1 million of equivalent losses were recorded in the first quarter of 2019. Beyond the effect of the loss contracts, the first quarter 2019 gross profit included lower levels of direct overhead support and warranty expense, offset by the absence of gross profit from PBRRC as a result of its September 2018 sale as described above.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $52.9 million to $(8.9) million in the first quarter of 2019 compared to $(61.8) million in the first quarter of 2018. The improvement was primarily due gross profit, as described above. Additionally, SG&A was lower, reflecting the benefits of restructuring, lower proposal costs and active reductions in discretionary spend.

Additional information about the changes in the estimated revenue and costs to complete these European Vølund EPC loss contracts, the March 29, 2019 settlement of the second and fifth loss contracts, changes in the warranty accruals and the insurance receivable is included in Note 5.

SPIG Segment Results

	Three months ended March 31,
(In thousands)	2019	2018	$ Change
Revenues	$28,902	$36,744	$(7,842)
Gross profit (loss)	$3,676	$(2,751)	$6,427
Adjusted EBITDA	$659	$(7,310)	$7,969
Gross profit %	12.7%	(7.5)%

Three Months Ended March 31, 2019 and 2018

Revenues in the SPIG segment decreased 21%, or $7.8 million, to $28.9 million in the first quarter of 2019 from $36.7 million in the first quarter of 2018. The decrease is primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit in the SPIG segment increased $6.4 million, to $3.7 million in the first quarter of 2019, compared to $(2.8) million in the first quarter of 2018. The improvement begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG gross profit (loss) in the first quarter of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the first quarter of 2019.

Adjusted EBITDA in the SPIG segment improved $8.0 million to $0.7 million of adjusted EBITDA income in the first quarter of 2019 compared to $(7.3) million in the first quarter of 2018, driven by the improvement to gross profit and the benefits of cost savings initiatives.

Bookings and Backlog

Bookings and backlog are our measure of remaining performance obligations under our sales contracts. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Backlog can vary significantly from period to period, particularly when large new build projects or operations and maintenance contracts are booked because they may be fulfilled over multiple years. Additionally, because we operate globally, our backlog is also affected by changes in foreign currencies each period. We do not include orders of our unconsolidated joint ventures in backlog.

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

	Three months ended March 31,
(In millions)	2019	2018
Babcock & Wilcox	$187	$271
Vølund & Other Renewable(1)	19	46
SPIG	12	27
Other/eliminations	(2)	(1)
Bookings	$216	$343

(1)
Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars, which was $3.5 million and $18.1 million, for the three months ended March 31, 2019 and 2018, respectively.

	Three months ended March 31,
(In approximate millions)	2019	2018
Babcock & Wilcox	$384	$565
Vølund & Other Renewable(1)	317	994
SPIG	70	165
Other/eliminations	(5)	(42)
Backlog	$766	$1,682

(1)
Vølund & Other Renewable backlog at March 31, 2019, includes $246 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at March 31, 2019, we expect to recognize revenues as follows:

(In approximate millions)	2019	2020	Thereafter	Total
Babcock & Wilcox	$287	$80	$17	$384
Vølund & Other Renewable	66	24	227	317
SPIG	35	12	23	70
Other/eliminations	(5)	—	—	(5)
Expected revenue from backlog	$383	$116	$267	$766

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $6.6 million to $5.0 million in the first quarter of 2019 as compared to $11.6 million in the first quarter of 2018, primarily due to the benefits of restructuring, discretionary spend reductions and lower incentive and stock-based compensation. Allocations are excluded from discontinued operations, and accordingly, $2.9 million of indirect costs that were previously absorbed by the MEGTEC and Universal businesses have been included as other unallocated costs in Corporate for the first quarter of 2018.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $0.7 million and $1.1 million for the first quarters ended March 31, 2019 and 2018, respectively. The reductions resulted primarily restructuring and cost control initiatives.

Restructuring

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale and our liquidity needs. Severance actions across our business units, including executive severances, resulted in $6.1 million and $6.9 million of expense in the three months ended March 31, 2019 and 2018, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of March 31, 2019, $2.0 million of total severance expense is remaining to be recognized based on actions taken through that date.
Our restructuring actions and other additional cost reductions since the second quarter of 2018 are targeting to save approximately $100 million annually once fully implemented.

Equity in Income (Loss) of Investees

As of March 31, 2019, we do not have any remaining investments in equity method investees. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity income of investees in the Condensed Consolidated Statement of Operations. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our Condensed Consolidated Statement of Operations. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in

TBWES and the preliminary sale price. These other-than-temporary-impairment losses were classified in equity income of investees in the Condensed Consolidated Statements of Operations.

Depreciation and Intangible Asset Amortization

Depreciation expense was $6.1 million and $4.9 million in the first quarters ended March 31, 2019 and 2018, respectively.

We recorded intangible asset amortization expense of $1.2 million and $2.1 million in the first quarters ended March 31, 2019 and 2018, respectively.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio in approximately the third quarter of 2019.  We do not expect to incur significant relocation costs; however, we expect $7.9 million of accelerated depreciation to be recognized through mid-2019, of which $2.0 million was recognized during the first quarter ended March 31, 2019 and $5.3 million has been recognized cumulatively, since September 2018.

Pension and Other Postretirement Benefit Plans

We recognize pension benefit from our defined benefit and other postretirement benefit plans, which are based on actuarial calculations. We recognize benefit primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits, excluding MTM adjustments were $3.4 million and $7.0 million in the three months ended March 31, 2019 and 2018, respectively.

Our pension costs also include MTM adjustments from time to time, as described further in Note 16. Interim MTM charges are a result of curtailments or settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the even giving rise to the MTM adjustment.

Lump sum payments from our Canadian Plans resulted in an immaterial plan settlement gain during the three months ended March 31, 2019. The settlement also triggered interim MTM remeasurement of the Canadian Plan's assets and liabilities that was a loss of $0.4 million in the three months ended March 31, 2019. We expect an MTM adjustment in our Canadian pension plan resulting from a settlement expected to occur in the second quarter of 2019.

Refer to Note 16 for further information regarding our pension and other postretirement plans. Other than service cost of $0.2 million and $0.2 million in the three months ended March 31, 2019 and 2018, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments.

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

Foreign exchange was a loss of $10.2 million for the first quarter of 2019 and a gain of $2.5 million for the first quarter of 2018. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2019 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended March 31,
(In thousands, except for percentages)	2019	2018	$ Change
Loss before income taxes	$(49,240)	$(109,876)	$60,636
Income tax expense (benefit)	$626	$6,963	$6,337
Effective tax rate	(1.3)%	(6.3)%

Our income tax expense in the first quarter of 2019 reflects a full valuation allowance against our net deferred tax assets. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future, and valuation allowances are recorded when the ability to utilize those deferred tax assets to reduce taxable income in the foreseeable future is less than more likely than not. Valuation allowances do not limit our ability to use deferred tax assets in the future. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the first quarter of 2019 is not reflective of the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In the first quarter of 2018, our effective tax rate was also affected by valuation allowances related to losses incurred in certain jurisdictions. Additionally, we operated in numerous countries that have statutory tax rates that differ from that of the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items and other nondeductible expense.

Loss before provision for income taxes generated in the United States and foreign locations for the first quarter of 2019 and 2018 is presented in the table below.

	Three months ended March 31,
(in thousands)	2019	2018
United States	$(12,224)	$(41,635)
Other than the United States	(37,016)	(68,241)
Income (loss) before provision for (benefit from) income taxes	$(49,240)	$(109,876)

See Note 7 for explanation of differences between our effective income tax rate and our statutory rate. Note 7 also describes the effect on us if an "ownership change" should occur under Section 382 of the Internal Revenue Code ("IRC"). The terms of the Equitization Transactions described in Note 19 are likely to result in an "ownership change" under IRC Section 382, if completed as described.

Liquidity and Capital Resources

Liquidity

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
received $150.0 million in gross proceeds from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 18, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 18, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over four of the six European Vølund EPC loss contracts to the customers by the end of the first quarter of 2019 and negotiated a settlement of the remaining two loss contracts as described in Note 5, which was funded with the proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 5 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 17 and Note 18, the most recent of which was Amendment No. 16 dated April 5, 2019, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 18, reset the financial and other covenants, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, and permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control.

In connection with Amendment No. 16 to the Amended Credit Facility that provided the Tranche A-3 Last Out Term Loan, covenant relief and operating flexibility, we also entered into the "Letter Agreement" with B. Riley and Vintage Capital Management LLC ("Vintage") (both related parties) on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, shareholder approval. Management believes completion of the Equitization Transactions would improve our financial position and liquidity by reducing financing costs. These "Equitization Transactions," are more fully described in Note 19. The issuance of any shares of our common stock (or other securities) in connection with the Equitization Transactions is subject to the receipt of all required shareholder approvals, and no shares of our common stock (or other securities) will be issued before such approvals have been obtained and the related registration statements being declared effective by the SEC, which are matters outside of our control.

Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. While Management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We informed the NYSE that we intend to complete a reverse stock split to cure the deficiency, subject to approval of our shareholders at our next annual meeting. Based on the expected timing of our annual shareholder meeting, the Company is permitted under NYSE rules to go beyond the six-month cure period to request required shareholder approval on a corporate action. Our common stock could also be delisted if we fail to satisfy any other continued listing standards. For example, based on our current shareholders' equity, our common stock may be subject to delisting if our average market capitalization over a consecutive 30 trading-day period is less than $50.0 million, subject to our ability to regain compliance with this listing standard during an applicable cure period. Further, our common stock could be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15.0 million, in which case we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.

Cash as of March 31, 2019 and Cash Flows for the First Quarters Ended March 31, 2019 and 2018

At March 31, 2019, our unrestricted cash and cash equivalents totaled $43.5 million and we had total debt of $217.7 million. Our foreign business locations held $26.7 million of our total unrestricted cash and cash equivalents at March 31, 2019. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At March 31, 2019, we had approximately $2.8 million available for borrowings under the U.S. Revolving Credit Facility, but we had availability of approximately $35 million on April 8, 2019 after giving effect to the proceeds received under Tranche A-3 of the Last Out Term Loans borrowed on April 5, 2019 under Amendment No. 16 and making the Vølund contract settlement payments described in Note 5.

Net operating cash flow was a net use of $37.7 million for the first quarter ended March 31, 2019, which was primarily due to funding accrued losses on the six European Vølund EPC loss contracts. For the first quarter ended March 31, 2018, cash used in operations was $84.8 million and primarily related to funding progress on the six European Vølund EPC loss contracts in the Vølund & Other Renewable segment. Cash flows for the first quarter ended March 31, 2018 are also primarily represented in the net loss of continuing partially offset by a non-cash impairment of an equity method investment and improvements in working capital.

Cash flows from investing activities was a net use of $5.3 million for the first quarter ended March 31, 2019, primarily from purchases of available-for-sale securities. For the first quarter ended March 31, 2018, net cash provided by investing activities was $23.0 million, primarily related to the sale of our equity method investment in BWBC for $21.1 million and the sale of a small emissions monitoring business for $5.1 million which were offset by $3.2 million of capital expenditures. As of March 31, 2018, the proceeds from the sales of our investment in BWBC ($19.8 million net of withholding tax at the March 31, 2018 exchange rate) are presented in restricted cash because they were held in escrow until May 2018, when regulatory release from China was received.

Cash flows from financing activities provided net cash of $33.1 million for the first quarter ended March 31, 2019, primarily related to $30.4 million of net borrowings from the U.S. Revolving Credit Facility and $10.0 million of borrowings from Tranche A-2 of the Last Out Term Loans for working capital purposes, partly offset by $6.7 million of financing fees. Net cash provided by financing activities for the first quarter ended March 31, 2018 was $71.5 million and included $82.7 million of net borrowings under the U.S. Revolving Credit Facility for working capital needs partly offset by $5.4 million of financing fees and reductions to the foreign revolving credit facilities.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the "Amended Credit Agreement" with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. As of March 31, 2019, we were in compliance with the terms of the Amended Credit Agreement subject to the limited waivers that extended through April 5, 2019. On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley, under Tranche A-3 of last out term loans described in Note 18 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee.

The U.S. Revolving Credit Facility as in effect at March 31, 2019 was scheduled to mature on June 30, 2020; however, Amendment No. 16 created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020. The U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below. As of March 31, 2019, we were nearly fully drawn on the U.S. Revolving Credit Facility, but we had availability of approximately $35 million on April 8, 2019 after giving effect to the proceeds received under Tranche A-3 of the Last Out Term Loans borrowed on April 5, 2019, making the Vølund contract settlement payments described in Note 5, and repaying a portion of our existing revolving credit loans.

The Amended Credit Agreement and our obligations under certain hedging agreements and cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 19; such Last Out Term Loan prepayments are further limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through March 31, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 5.0% per annum during 2018, 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 4.0% per annum during 2018, 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 24. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was payable on the first business day of 2018 and 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee of 2.5% was charged until October 9, 2018 and decreased to 1.5% effective October 10, 2018 due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter. Commencing with Amendment No. 16, a deferred ticking fee of 1% will be charged if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1% per month after December 15, 2019. A contingent consent fee of 4% will be charged with respect to Amendment No. 16 if certain actions are not undertaken to refinance the facility by December 15, 2019.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios was waived with respect to the quarter ended December 31, 2018 and new ratios were established in Amendment No. 16 commencing with respect to the quarter ended March 31, 2019. Amendment No. 16 also, among other items, (1) modifies the definition of EBITDA in the Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduces to $30 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allows for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changes the consolidated interest coverage and senior leverage coverage ratios, (5) decreases the relief period borrowing sublimit, (6) changes or removes certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permits letters of credit to expire one year after the maturity of the revolving credit facility, (8) resets the loss basket for certain Vølund contracts to $10.0 million, (9) creates a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, (10) establishes a deferred ticking fee of 1% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1% per month after December 15, 2019 and (11) provides for a contingent consent fee of 4% if certain actions are not undertaken to refinance the facility by December 15, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the maximum permitted senior debt leverage ratio, as defined in the Amended Credit Agreement, is:
•9.75:1.00 for the quarter ending March 31, 2019
•9.25:1.00 for the quarter ending June 30, 2019
•6.75:1.00 for the quarter ending September 30, 2019
•6.00:1.00 for the quarter ending December 31, 2019
•3.50:1.00 for the quarter ending March 31, 2020
•3.25:1.00 for the quarter ending June 30, 2020

provided that for the purpose of calculating the senior debt leverage ratio for the quarter ended March 31, 2019, the senior leverage ratio is calculated by giving effect to the prepayment of the revolving loans under the U.S. Revolving Credit Facility on April 8, 2019 as if such prepayment was made on March 31, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the minimum consolidated interest coverage ratio, as defined in the Amended Credit Agreement, is:
•0.75:1.00 for the quarter ending March 31, 2019
•0.90:1.00 for the quarter ending June 30, 2019
•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At March 31, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $175.3 million at a weighted average interest rate of 8.62%. Usage under the U.S. Revolving Credit Facility consisted of $175.3 million of borrowings, $28.9 million of financial letters of credit and $139.9 million of performance letters of credit. At March 31, 2019, we had approximately $2.8 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size, our borrowing sublimit, and the limited waivers described in Note 19.

Foreign Revolving Credit Facilities

Outside of the United States, we had revolving credit facilities in Turkey that were used to provide working capital to local operations. At December 31, 2018, we had aggregate borrowings under these facilities of $0.6 million whose weighted average interest rate was 40.0%. In 2018, our banking counterparties in Turkey began requiring the conversion of these revolving credit facilities to Turkish lira denomination from euro denomination, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Last Out Term Loans

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Loans shall be subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, dated April 5, 2019, to the U.S. Revolving Credit Facility, as described above in Note 17, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of March 31, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the amended Credit Agreement (as described above).

Tranche A-1 of the Last Out Term Loans

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. On November 19, 2018, Tranche A-1 was assigned to Vintage, also a related party. The face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10.00% for each draw under Tranche A-1. As of March 31, 2019, Tranche A-1 was payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility; however, Amendment No. 16 extended the maturity date of each of the Last Out Term Loans to December 31, 2020. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed.

As of March 31, 2019, Tranche A-1 bore interest at a rate per annum equal to (i) if designated a eurocurrency rate loan, the then-applicable U.S. LIBOR rate plus 14.00%, with 5.50% of such interest rate to be paid in cash and the remainder payable in kind by adding such accrued interest to the principal amount of Tranche A-1 and (ii) if designated a base rate loan, the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remaining 8.50% payable in kind by adding such accrued interest to the principal amount of Tranche A-1. The total effective interest rate of Tranche A-1 was 25.53% and 25.38% on March 31, 2019 and December 31, 2018, respectively. The effective rate of the Tranche A-1 may fluctuate over the life of the loan due to changes in LIBOR, the prime rates or any repayments. Interest expense associated with Tranche A-1 is detailed in Note 24.

After giving effect to Amendment No. 16 dated April 5, 2019, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. If we complete the 2019 Rights Offering (as defined below) within six months of the date of the Amendment (subject to a three-month extension in certain circumstances) (the "Prepayment Period"), the interest rate on all outstanding last out term loans under the Credit Agreement will be a fixed rate per annum of 12% payable in cash. If we are unable to complete the 2019 Rights Offering within the Prepayment Period, the interest rate on all outstanding last out term loans under the Credit Agreement will be a fixed rate per annum of 18.0%, of which 7.5% is payable in cash and 10.5% is payable in kind. Amendment No. 16 also permits us to prepay up to $86.0 million of the Tranche A-3 last out term loans using the proceeds of the 2019 Rights Offering.

Per the Letter Agreement described in Note 19, we agreed to a debt-for-equity exchange related to the Tranche A-1 Last Out Term Loan, that is conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. If the conditions of the exchange are met, we would then expect to complete concurrently with the closing of the 2019 Rights Offering a debt-for-equity exchange with the holders of all outstanding Tranche A-1 Last Out Term Loans, pursuant to which we will exchange shares of our common stock at the Subscription Price of $0.30 per share for an equal aggregate principal amount of Tranche A-1 Last Out Term Loans.

Tranche A-2 of the Last Out Term Loans

On March 19, 2019, we entered into an amendment and limited waiver ("Amendment No. 15") to our Amended Credit Agreement, which allowed us to borrow $10.0 million from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. As of March 31, 2019, Tranche A-2 was payable in full on July 1, 2020, the day after the maturity date of the U.S. Revolving Credit Facility; however, Amendment No. 16 extended the maturity date of each of the Last Out Term Loans to December 31, 2020. Tranche A-2 may be prepaid, subject to the subordination provisions, but not re-borrowed.

As of March 31, 2019, Tranche A-2 bore interest at a rate per annum equal to the then applicable prime rate set by the Administrative Agent plus 13.00%, with 4.50% of such interest rate to be paid in cash and the remainder payable in kind by adding such accrued interest to the principal amount of Tranche A-2. The total effective interest rate of Tranche A-2 was 19.51% on March 31, 2019.

Tranche A-3 of the Last Out Term Loans

Under Amendment No. 16 on April 5, 2019, we borrowed $150.0 million from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loan. The proceeds from the Tranche A-3 Last Out Term Loan were used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 5, structuring fees, transaction expenses and original issue discount, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. Interest rates and maturity of Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions and as described in Note 19, but not re-borrowed. Per the Letter Agreement described in Note 19, we may repay a portion of the outstanding A-3 tranche from proceeds raised from 2019 Rights Offering.

Equitization Transactions Letter Agreement

In connection with Amendment No. 16 to the Amended Credit Facility and the extension of the Tranche A-3 Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, shareholder approval. These transactions (the "Equitization Transactions") consist of: (i) a $50.0 million rights offering (the "2019 Rights Offering") allowing our shareholders to subscribe for shares of our common stock at a price of $0.30 per share (the "Subscription Price"), the proceeds of which will be used to prepay a portion of the Tranche A-3 Last Out Term Loans under the Amended Credit Agreement, (ii) the exchange of Tranche A-1 Last Out Term Loans under the Amended Credit Agreement for shares of our common stock at a price per share equal to the Subscription Price (the "Debt Exchange") and (iii) the issuance to B. Riley or its designees of an aggregate 16,667,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share (the "Warrant Issuance"). B. Riley FBR, Inc. has agreed to act as a backstop for the 2019 Rights Offering, by purchasing from us, at a price per share equal to the Subscription Price, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans that it holds. The issuance of any shares of our common stock (or other securities) in connection with the Equitization Transactions is subject to the receipt of all required shareholder approvals, and no shares of our common stock (or other securities) will be issued before such approvals have been obtained. Pursuant to the Letter Agreement, we have committed to seek shareholder approval of the following actions, among others, at our upcoming 2019 annual meeting of shareholders (the "Annual Meeting"): (1) an increase in the authorized number of shares of common stock to 500.0 million shares, (2) the Equitization Transactions, (3) a waiver of corporate opportunities with respect to directors nominated by B. Riley and Vintage to the fullest extent provided by law and (4) a reverse stock split to occur immediately after the closing of the Equitization Transactions.

The parties to the Letter Agreement have also agreed to negotiate one or more agreements that will provide B. Riley and Vintage with certain governance rights, including (i) the right for B. Riley and Vintage to each nominate up to three individuals to serve on the "Board", subject to certain continued lending and equity ownership thresholds and (ii) pre-emptive rights permitting B. Riley to participate in future issuances of our equity securities. The size of Board will remain at seven directors.

In connection with the Letter Agreement, we also committed, subject to stockholder approval and in consultation with B. Riley and Vintage, to establish an equity pool of 16,666,667 shares of our common stock for issuance under our 2015 Long Term Incentive Plan with such terms (including any vesting period or performance targets), in such amounts and forms of awards as the Compensation Committee of the Board determines.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2019 and December 31, 2018 was $153.0 million and $175.9 million, respectively. The aggregate value of all such letters of credit and bank guarantees that are partially secured by the U.S. Revolving Credit Facility as of March 31, 2019 was $65.4 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility in support of letters of credit outside of the United States was $43.6 million as of March 31, 2019.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $203.3 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility in support of surety bonds was $22.7 million.

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

On May 4, 2018, we fully repaid the Second Lien Term Loan Facility using $212.6 million of the proceeds from the 2018 Rights Offering, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment. See Note 24 for the Second Lien Term Loan Facility's interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the quarter ended March 31, 2019.

Adoption of ASU 2016-02, Leases (Topic 842), did not have a material effect on our critical accounting policies and estimates. See Note 15 for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASU 2016-02, Leases (Topic 842). Although adoption of the lease standard had an immaterial impact on our results of operations, it materially impacted our Condensed Consolidated Balance Sheets. Therefore, we implemented changes to our processes related to our accounting for leases and the related control activities. These changes included implementing new lease software and training.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 22 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors' in our Annual Report. Other than the risk factors below, there have been no other material changes to such risk factors.

We cannot guarantee that we will be able to complete the Equitization Transactions in a timely manner or at all, even if they are approved by our stockholders and commenced.

As part of Amendment No. 16 to the Amended Credit Facility, dated as of May 11, 2019, we entered into a letter agreement with B. Riley and Vintage on April 5, 2019, pursuant to which we committed to use our reasonable best efforts to effect the Equitization Transactions, subject to, among other things, shareholder approval. However, we may not be able to complete the Equitization Transactions in a timely matter or at all, even if they are approved by our stockholders and commenced. In addition, the Equitization Transactions are contingent on a number of conditions, which may prevent us from consummating the Equitization Transactions if these conditions are not achieved. The Board considered numerous factors in concluding that the Equitization Transactions were in our and our stockholders' best interest. If we are unable to complete the Equitization Transactions, we cannot guarantee that we will be able to identify or complete a strategic financing alternative that would be as beneficial to our capital structure as the Equitization Transactions. Failure to complete the Equitization Transactions on our expected timeline could have a material adverse effect on our financial condition and results of operations. See Note 19 to our Condensed Consolidated Financial Statements included herein for more information about the Equitization Transactions.

A small number of our shareholders could be able to significantly influence our business and affairs.

Following the completion of the Equitization Transactions, a small number of our stockholders could be able to control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

B. Riley and Vintage are each significant stockholders of, and lenders to, the Company. A total of six of our seven directors on the Board have been designated by either Vintage or B. Riley pursuant to the Investor Rights Agreement. In addition, we are party to a consulting agreement with B. Riley for the services of our Chief Executive Officer. We have also entered into, or will enter into, various agreements with each of B. Riley and Vintage to implement the Equitization Transactions. These various agreements and relationships may result in B. Riley and Vintage, and any associated directors and officers of the Company, having interests that may be different from those of our stockholders generally. B. Riley and Vintage are financial firms that invest in other companies and securities, including companies that may be our competitors.

Neither B. Riley nor Vintage will be subject to any lock-up with respect to its shares of our common stock following the Equitization Transactions. If B. Riley, alone or together with Vintage, acquires a controlling position in shares of our common stock as a result of the 2019 Rights Offering, it will therefore have the ability to sell that controlling position in a privately negotiated transaction and realize a control premium for the shares of our common stock held by it if it is able to find a buyer that is willing to pay such a premium. Additionally, if B. Riley, Vintage or others privately sell a significant equity interest in us, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with the interests of other stockholders.

If B. Riley owns a significant majority of our outstanding common stock following the 2019 Rights Offering, the liquidity for shares of our common stock may be adversely affected. Any such reduced liquidity is likely to materially and adversely affect the trading price for our common stock. Other actions that we may take once controlled by B. Riley could have additional material and adverse effects on the liquidity in our common stock and our stock price.

It is also possible that a person or group other than B. Riley may acquire control over us by purchasing unexercised rights in the open market or through private transactions and subsequently exercising those rights. The risks related to control by B. Riley would similarly apply to the control by another person or group.

We may become a “controlled company” within the meaning of NYSE listing standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements.

If, after the completion of the Equitization Transactions, B. Riley and Vintage, together, own more than 50% of our common stock, we will be a controlled company within the meaning of the NYSE listing standards. Under the NYSE listing standards, a controlled company may elect to not comply with certain NYSE corporate governance standards, including the requirements that (i) a majority of the Board of Directors consist of independent directors, (ii) it maintain a nominating and corporate governance committee that is composed entirely of independent directors with a written charter address addressing the committee’s purpose and responsibilities, (iii) it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iv) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. Following the Equitization Transactions, we may utilize any of these exemptions and others afforded to controlled companies. Consequently, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

The Equitization Transactions may be deemed a change in control under certain management compensation plans and agreements.

If, after the completion of the Equitization Transactions, B. Riley or Vintage owns more than 35% of our common stock, such acquisition will be deemed a change in control under certain management compensation plans and agreements. A change in control under certain of our management compensation plans and agreements would require the accelerated vesting of all outstanding and unvested equity awards. In addition, if a change in control were to occur following the completion of the Equitization Transactions, certain members of management would be entitled to cash-based severance payments, health and welfare benefits, and bonus payments if such members of senior management are terminated without cause or for good reason (each as defined in their respective employment agreements) within twenty-four months following the change in control. We have not obtained waivers of these provisions in the event the Equitization Transactions constitute a change in control. If we are required to make any payments due to a change in control following consummation of the Equitization Transactions, including cash payments and benefits to certain members of our management, such payments and provision of benefits could have an adverse effect on our liquidity and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended March 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2019	118	$0.59	—	$—
February 2019	756	$0.63	—	$—
March 2019	38,120	$0.56	—	$—
Total	38,994	$0.57	—	$—

(1) Repurchased shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

10.1
Amendment No. 14 dated January 15, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.2*
Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

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

May 9, 2019		BABCOCK & WILCOX ENTERPRISES, INC.

	By:	/s/ Daniel W. Hoehn
Daniel W. Hoehn
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Representative)