Form 10-Q
period 2019-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2019-08-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
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
The number of shares of the registrant's common stock outstanding at July 31, 2019 was 46,275,057.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues	$248,115	$291,337	$480,051	$544,513
Costs and expenses:
Cost of operations	203,831	332,403	404,898	609,748
Selling, general and administrative expenses	42,076	47,106	84,475	106,515
Goodwill impairment	—	37,540	—	37,540
Advisory fees and settlement costs	4,778	5,142	18,388	8,231
Restructuring activities and spin-off transaction costs	936	3,826	7,015	10,688
Research and development costs	710	1,287	1,453	2,429
Loss on asset disposals, net	42	1,384	42	1,384
Total costs and expenses	252,373	428,688	516,271	776,535
Equity in loss of investees	—	—	—	(11,757)
Operating loss	(4,258)	(137,351)	(36,220)	(243,779)
Other income (expense):
Interest expense	(26,837)	(11,877)	(37,971)	(25,329)
Interest income	201	107	760	260
Loss on debt extinguishment	(3,969)	(49,241)	(3,969)	(49,241)
Loss on sale of business	(3,601)	—	(3,601)	—
Benefit plans, net	2,471	7,086	5,501	14,083
Foreign exchange	9,506	(20,198)	(647)	(17,741)
Other – net	43	(131)	463	266
Total other expense	(22,186)	(74,254)	(39,464)	(77,702)
Loss before income tax expense	(26,444)	(211,605)	(75,684)	(321,481)
Income tax expense (benefit)	1,891	(1,934)	2,517	5,029
Loss from continuing operations	(28,335)	(209,671)	(78,201)	(326,510)
Income (loss) from discontinued operations, net of tax	694	(55,932)	694	(59,428)
Net loss	(27,641)	(265,603)	(77,507)	(385,938)
Net income (loss) attributable to noncontrolling interest	1	(165)	102	(263)
Net loss attributable to stockholders	$(27,640)	$(265,768)	$(77,405)	$(386,201)

Basic and diluted loss per share - continuing operations	$(1.54)	$(15.41)	$(4.26)	$(35.39)
Basic and diluted earnings (loss) per share - discontinued operations	0.04	(4.11)	0.04	(6.43)
Basic and diluted loss per share	$(1.50)	$(19.52)	$(4.22)	$(41.82)

Shares used in the computation of earnings per share:
Basic and diluted(1)	18,366	13,616	18,362	9,235
(1) Basic and diluted shares reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described in Note 2 and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(27,641)	$(265,603)	$(77,507)	$(385,938)
Other comprehensive (loss) income:
Currency translation adjustments (CTA)	(7,979)	8,517	2,281	11,740

Reclassification of CTA to net loss	3,176	—	3,176	(2,044)

Derivative financial instruments:
Unrealized (losses) gains on derivative financial instruments	(189)	(602)	(1,367)	999
Income tax (benefit) expense	—	(89)	—	288
Unrealized (losses) gains on derivative financial instruments, net of taxes	(189)	(513)	(1,367)	711
Derivative financial instrument (losses) gains reclassified into net loss	(22)	489	202	(1,139)
Income tax expense (benefit)	—	108	—	(248)
Reclassification adjustment for (losses) gains included in net loss, net of taxes	(22)	381	202	(891)

Benefit obligations:
Unrealized gains on benefit obligations, net of taxes	—	112	—	57

Amortization of benefit plan benefits	(514)	(1,366)	(870)	(1,750)
Income tax expense	—	1,892		1,892
Amortization of benefit plan benefits, net of taxes	(514)	(3,258)	(870)	(3,642)

Other	—	—	—	(38)

Other comprehensive (loss) income	(5,528)	5,239	3,422	5,893
Total comprehensive loss	(33,169)	(260,364)	(74,085)	(380,045)
Comprehensive income (loss) attributable to noncontrolling interest	307	(125)	429	(198)
Comprehensive loss attributable to stockholders	$(32,862)	$(260,489)	$(73,656)	$(380,243)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$35,190	$43,214
Restricted cash and cash equivalents	9,180	17,065
Accounts receivable – trade, net	200,586	197,203
Accounts receivable – other	62,822	44,662
Contracts in progress	150,422	144,727
Inventories	63,828	61,323
Other current assets	64,566	41,425
Total current assets	586,594	549,619
Net property, plant and equipment	78,005	90,892
Goodwill	47,113	47,108
Intangible assets	28,395	30,793
Right-of-use assets	13,121	—
Other assets	18,811	27,085
Total assets	$772,039	$745,497

Revolving credit facilities	$184,400	$145,506
Last out term loans	183,056	30,649
Accounts payable	167,081	199,882
Accrued employee benefits	27,393	19,319
Advance billings on contracts	102,284	149,367
Accrued warranty expense	39,589	45,117
Lease liabilities	4,229	—
Other accrued liabilities	97,097	122,149
Total current liabilities	805,129	711,989
Pension and other accumulated postretirement benefit liabilities	275,136	281,647
Noncurrent lease liabilities	8,816	—
Other noncurrent liabilities	25,993	29,158
Total liabilities	1,115,074	1,022,794
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized 500,000 shares at June 30, 2019 and 200,000 shares at December 31, 2018, respectively; issued and outstanding 16,888 and 16,879 shares at June 30, 2019 and December 31, 2018, respectively (1)	1,748	1,748
Capital in excess of par value	1,055,759	1,047,062
Treasury stock at cost, 593 and 587 shares at June 30, 2019 and December 31, 2018, respectively (1)	(105,613)	(105,590)
Accumulated deficit	(1,295,319)	(1,217,914)
Accumulated other comprehensive loss	(8,010)	(11,432)
Stockholders' deficit attributable to shareholders	(351,435)	(286,126)
Noncontrolling interest	8,400	8,829
Total stockholders' deficit	(343,035)	(277,297)
Total liabilities and stockholders' deficit	$772,039	$745,497
(1) Issued and outstanding common shares and treasury stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	7	—	404	(22)	—	—	—	382
Balance at March 31, 2019	16,886	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)
Net loss	—	—	—	—	(27,640)	—	(1)	(27,641)
Currency translation adjustments	—	—	—	—	—	(4,803)	(306)	(5,109)
Derivative financial instruments	—	—	—	—	—	(211)	—	(211)
Defined benefit obligations	—	—	—	—	—	(514)	—	(514)
Stock-based compensation charges	2	—	205	(1)	—	—	—	204
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Balance at June 30, 2019	16,888	$1,748	$1,055,759	$(105,613)	$(1,295,319)	$(8,010)	$8,400	$(343,035)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2017	4,407	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$8,600	$190,703

Net income	—	—	—	—	(120,433)	—	98	(120,335)
Revenue recognition	—	—	—	—	(472)	—	—	(472)
Currency translation adjustments	—	—	—	—	—	1,179	(25)	1,154
Derivative financial instruments	—	—	—	—	—	(48)	—	(48)
Defined benefit obligations	—	—	—	—	—	(439)	—	(439)
Available-for-sale investments	—	—	—	—	38	(38)	—	—
Stock-based compensation charges	—	4	149	(720)	—	—	—	(567)
Balance at March 31, 2018	4,407	$503	$801,117	$(105,505)	$(613,017)	$(21,775)	$8,673	$69,996
Net income	—	—	—	—	(265,768)	—	165	(265,603)
Currency translation adjustments	—	—	—	—	—	8,517	(40)	8,477
Derivative financial instruments	—	—	—	—	—	(132)	—	(132)
Defined benefit obligations	—	—	—	—	—	(3,146)	—	(3,146)
Available-for-sale investments	—	—	—	—	(38)	—	—	(38)
Rights offering, net	12,426	1,243	243,907	—	—	—	—	245,150
Stock-based compensation charges	34	—	877	(26)	—	—	—	851
Balance at June 30, 2018	16,867	$1,746	$1,045,901	$(105,531)	$(878,823)	$(16,536)	$8,798	$55,555
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(77,507)	$(385,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	13,842	16,938
Amortization of deferred financing costs, debt discount and payment-in-kind interest	23,115	7,236
Amortization of right of use assets	2,861	—
Loss on sale of business	3,601	—
Loss on debt extinguishment	3,969	49,241
Goodwill impairment of discontinued operations	—	72,309
Goodwill impairment	—	37,540
Income from equity method investees	—	(6,605)
Other-than-temporary impairment of equity method investment in TBWES	—	18,362
Losses on asset disposals and impairments	42	1,934
Reserve for claims receivable	—	15,523
Benefit from deferred income taxes, including valuation allowances	(776)	(1,477)
Mark to market losses (gains) and prior service cost amortization for pension and postretirement plans	390	(1,149)
Stock-based compensation, net of associated income taxes	609	1,030
Changes in assets and liabilities:
Accounts receivable	(5,765)	40,641
Contracts in progress and advance billings on contracts	(53,571)	(30,494)
Inventories	(3,951)	5,925
Income taxes	1,295	(4,036)
Accounts payable	(31,688)	(15,103)
Accrued and other current liabilities	(15,670)	20,331
Accrued contract loss	(45,779)	9,720
Pension liabilities, accrued postretirement benefits and employee benefits	(110)	(17,579)
Other, net	(7,918)	15,008
Net cash used operating activities	(193,011)	(150,643)
Cash flows from investing activities:
Purchase of property, plant and equipment	(434)	(4,350)
Proceeds from sale of business	7,445	5,105
Proceeds from sale of equity method investments in joint venture	—	21,078
Purchases of available-for-sale securities	(4,187)	(11,383)
Sales and maturities of available-for-sale securities	2,880	13,578
Other, net	(462)	189
Net cash from investing activities	5,242	24,217

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	179,700	307,300
Repayments of our U.S. revolving credit facility	(140,200)	(205,300)
Repayments of our second lien term loan facility	—	(212,590)
Borrowings under Last Out Term Loan Tranche A-2 from related party	10,000	—
Borrowings under Last Out Term Loan Tranche A-3 from related party	141,350	—
Repayments under our foreign revolving credit facilities	(605)	(5,022)
Shares of our common stock returned to treasury stock	(23)	(746)
Proceeds from rights offering	—	248,375
Costs related to rights offering	(682)	(3,225)
Debt issuance costs	(14,400)	(6,736)
Net cash from financing activities	175,140	122,056
Effects of exchange rate changes on cash	(3,280)	(7,026)
Net decrease in cash, cash equivalents and restricted cash	(15,909)	(11,396)
Less net increase in cash and cash equivalents of discontinued operations	—	(2,513)
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(15,909)	(8,883)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	60,279	69,697
Cash, cash equivalents and restricted cash of continuing operations, end of period	$44,370	$60,814

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

We face liquidity challenges from losses recognized on our six European Vølund EPC loss contracts described in Note 4, which have required amendments and waivers to maintain compliance with the Amended Credit Agreement, inclusive of Amendments No. 16 and No. 17. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement and the amendments and waivers are described in more detail in Note 13, Note 14 and Note 18.

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
completed equitization transactions on July 23, 2019 as described in Note 18 and Note 17, which included an exchange of all of the outstanding balance of Tranche A-1 of the Last Out Term Loans for equity and a rights offering to raise $50.0 million that was used to fully repay Tranche A-2 of the Last Out Term Loans and to reduce a portion of the outstanding principal under Tranche A-3 of the Last Out Term Loans;

•	executed a one-for-ten reverse stock split of our issued and outstanding common stock, which became effective on July 24, 2019;

•
completed the sale of a non-core materials handling business in Germany, Loibl GmbH ("Loibl") effective May 31, 2019 for €10.0 million (approximately $11.4 million), subject to adjustment, resulting in net receipt of $7.4 million;

•
received $150.0 million in face value from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 14, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 14, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over five of the six European Vølund EPC loss contracts to the customers by the end of second quarter of 2019, partly facilitated by a settlement related to the second and fifth loss contracts as described in Note 4, which was funded with proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 4 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated;

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the

Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the first plan year remains under review by the IRS and the waiver request for the second plan year is expected to be filed later in 2019 or early 2020.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control. Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. Our ability to comply with the financial and other covenants of the Amended Credit Facility through that date are dependent upon achieving our forecasted financial results. While management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

NYSE Continued Listing Status

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We completed a reverse stock split effective as of July 24, 2019 to regain compliance, but there is no guarantee that this reverse stock split will enable us to cure this deficiency. Our common stock could also be delisted if we fail to satisfy any other continued listing standards. For example, based on our current shareholders' equity, our common stock may be subject to delisting if our average market capitalization over a consecutive 30-trading-day period is less than $50.0 million, subject to our ability to regain compliance with this listing standard during an applicable cure period.

Reverse Stock Split

On July 11, 2019, the Company's board of directors approved a reverse stock split of one-for-ten on the Company's issued and outstanding common stock which became effective on July 24, 2019. The one-for-ten reverse stock split automatically converted every ten shares of the Company's outstanding and treasury common stock prior to the effectiveness of the reverse stock split into one share of common stock. No fractional shares were issued in the reverse stock split. Instead, stockholders who would otherwise have held fractional shares received cash payments (without interest) in respect of such fractional shares. The reverse stock split did not impact any stockholder's percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to increase the market price per share of the Company's common stock to allow the Company to regain compliance with the NYSE's continued listing standards relating to minimum price per share pending final approval by the NYSE.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Loss from continuing operations	$(28,334)	$(209,836)	$(78,099)	$(326,773)
Loss from discontinued operations, net of tax	694	(55,932)	694	(59,428)
Net loss attributable to shareholders	$(27,640)	$(265,768)	$(77,405)	$(386,201)

Weighted average shares used to calculate basic and diluted earnings per share(1)	18,366	13,616	18,362	9,235

Basic and diluted loss per share - continuing operations	$(1.54)	$(15.41)	$(4.26)	$(35.39)
Basic and diluted earnings (loss) per share - discontinued operations	0.04	(4.11)	0.04	(6.43)
Basic and diluted loss per share	$(1.50)	$(19.52)	$(4.22)	$(41.82)
(1) Weighted average shares used to calculate basic and diluted earnings per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

In July 2019, the Company completed the 2019 Rights Offering, as described in Note 17, to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the three months ended June 30, 2019 and 2018 were 16,888 thousand and 12,521 thousand, respectively. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the six months ended June 30, 2019 and 2018 were 16,884 thousand and 8,492 thousand, respectively.

Because we incurred a net loss in the three and six months ended June 30, 2019 and 2018, basic and diluted shares are the same.

If we had net income in the three months ended June 30, 2019 and 2018, diluted shares would include an additional 25.7 thousand and 84.7 thousand shares, respectively. If we had net income in the six months ended June 30, 2019 and 2018, diluted shares would include an additional 35.8 thousand and 93.5 thousand shares, respectively.

We excluded 123.4 thousand and 321.1 thousand shares related to stock options from the diluted share calculation for the three months ended June 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive. We excluded 226.6 thousand and 248.7 thousand shares related to stock options from the diluted share calculation for the six months ended June 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments which are summarized as follows:

•
Babcock & Wilcox segment: focused on the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment for power generation and other industrial applications. This segment was formerly named the Power segment.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Babcock & Wilcox segment
Retrofits	$44,923	$69,344	$75,597	$131,327
New build utility and environmental	55,377	42,194	124,284	55,041
Aftermarket parts and field engineering services	64,308	63,299	127,395	136,372
Industrial steam generation	49,357	28,464	96,367	43,370
Eliminations	(13,001)	(5,549)	(34,121)	(9,232)
	200,964	197,752	389,522	356,878
Vølund & Other Renewable segment
Renewable new build and services	31,553	40,077	61,086	84,788
Operations and maintenance services	2,313	14,925	2,873	30,172
Eliminations	(171)	—	(732)	—
	33,695	55,002	63,227	114,960
SPIG segment
New build cooling systems	17,385	33,699	38,391	62,744
Aftermarket cooling system services	7,303	12,316	15,474	20,015
Eliminations	(1,854)	—	(2,129)	—
	22,834	46,015	51,736	82,759

Eliminations	(9,378)	(7,432)	(24,434)	(10,084)
	$248,115	$291,337	$480,051	$544,513

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Gross profit (loss)(1):
Babcock & Wilcox segment	$37,853	$30,013	$68,959	$60,876
Vølund & Other Renewable segment	5,057	(69,329)	2,201	(119,778)
SPIG segment	2,388	79	6,064	(2,672)
Intangible amortization expense included in cost of operations	(1,014)	(1,829)	(2,071)	(3,661)
	44,284	(41,066)	75,153	(65,235)

Selling, general and administrative ("SG&A") expenses	(41,948)	(46,948)	(84,217)	(106,120)
Advisory fees and settlement costs	(4,778)	(5,142)	(18,388)	(8,231)
Intangible amortization expense included in SG&A	(128)	(158)	(258)	(395)
Goodwill impairment	—	(37,540)	—	(37,540)
Restructuring activities and spin-off transaction costs	(936)	(3,826)	(7,015)	(10,688)
Research and development costs	(710)	(1,287)	(1,453)	(2,429)
Loss on asset disposals, net	(42)	(1,384)	(42)	(1,384)
Equity in income and impairment of investees	—	—	—	(11,757)
Operating loss	$(4,258)	$(137,351)	$(36,220)	$(243,779)
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA
Babcock & Wilcox segment(1)	$19,032	$9,897	$27,996	$14,074
Vølund & Other Renewable segment	(779)	(78,603)	(9,642)	(140,357)
SPIG segment	(142)	(6,222)	517	(13,532)
Corporate(2)	(9,367)	(6,194)	(14,351)	(17,808)
Research and development costs	(710)	(1,287)	(1,453)	(2,429)
	8,034	(82,409)	3,067	(160,052)

Restructuring activities and spin-off transaction costs	(936)	(3,826)	(7,015)	(10,688)
Financial advisory services	(3,197)	(5,142)	(7,155)	(8,231)
Settlement cost to exit Vølund contract(3)	—	—	(6,575)	—
Advisory fees for settlement costs and liquidity planning	(1,581)	—	(4,658)	—
Goodwill impairment	—	(37,540)	—	(37,540)
Impairment of equity method investment in TBWES	—	—	—	(18,362)
Gain on sale of equity method investment in BWBC	—	—	—	6,509
Depreciation & amortization	(6,536)	(6,921)	(13,842)	(13,902)
Loss on asset disposal	(42)	(1,513)	(42)	(1,513)
Operating loss	(4,258)	(137,351)	(36,220)	(243,779)
Interest expense, net	(26,636)	(11,770)	(37,211)	(25,069)
Loss on debt extinguishment	(3,969)	(49,241)	(3,969)	(49,241)
Loss on sale of business	(3,601)	—	(3,601)	—
Net pension benefit before MTM	3,333	6,542	6,761	13,539
MTM (gain) loss from benefit plans	(862)	544	(1,260)	544
Foreign exchange	9,506	(20,198)	(647)	(17,741)
Other – net	43	(131)	463	266
Loss before income tax expense	(26,444)	(211,605)	(75,684)	(321,481)
Income tax expense (benefit)	1,891	(1,934)	2,517	5,029
Loss from continuing operations	(28,335)	(209,671)	(78,201)	(326,510)
Gain (loss) from discontinued operations, net of tax	694	(55,932)	694	(59,428)
Net loss	(27,641)	(265,603)	(77,507)	(385,938)
Net income (loss) attributable to noncontrolling interest	1	(165)	102	(263)
Net loss attributable to stockholders	$(27,640)	$(265,768)	$(77,405)	$(386,201)

(1)
The Babcock & Wilcox segment adjusted EBITDA for the three and six months ended June 30, 2018 excludes $6.5 million and $13.5 million, respectively, of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(2)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $2.9 million and $5.7 million in the three months and six months ended June 30, 2018, respectively.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox and SPIG segments, accounted for 18% and 23% of our revenue for the three months ended June 30, 2019 and 2018, respectively, and 18% and 23% of our revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 82% and 77% of our revenue for the three months ended June 30, 2019 and 2018, respectively, and 82% and 77% of our revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the percentage-of-completion method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the percentage-of-completion method contain a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have done so, particularly in our Vølund and Other Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In many instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$33,155	$49,910	$(16,755)	(34)%
Revenues recognized less billings to customers	117,267	94,817	22,450	24%
Contracts in progress	$150,422	$144,727	$5,695	4%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$99,317	$140,933	$(41,616)	(30)%
Costs of revenue recognized less cost incurred	2,967	8,434	(5,467)	(65)%
Advance billings on contracts	$102,284	$149,367	$(47,083)	(32)%

Net contract balance	$48,138	$(4,640)	$52,778	(1,137)%

Accrued contract losses	$11,014	$61,651	$(50,637)	(82)%

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at January 1, 2018.

Backlog

On June 30, 2019 we had $585.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 37.6%, 20.2% and 42.2% of our remaining performance obligations as revenue in the remainder of 2019, 2020 and thereafter, respectively.

Changes in Contract Estimates

In the three and six months ended June 30, 2019 and 2018, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Increases in gross profits for changes in estimates for over time contracts	$8,088	$6,019	$15,894	$13,946
Decreases in gross profits for changes in estimates for over time contracts	(16,051)	(50,327)	(23,728)	(110,498)
Net changes in gross profits for changes in estimates for over time contracts	$(7,963)	$(44,308)	$(7,834)	$(96,552)

Vølund EPC Loss Contracts

We had six Vølund contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services.

In the three months ended June 30, 2019 and 2018, we recorded $3.2 million and $57.3 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the three months ended June 30, 2019, we reduced our estimate of liquidated damages on these contracts by $0.4 million. These changes in estimates in the three months ended June 30, 2018 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $3.1 million.

In the six months ended June 30, 2019 and 2018, we recorded $7.4 million and $110.0 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the six months ended June 30, 2019, we reduced our estimate of liquidated damages on these contracts by $0.4 million. These changes in estimates in the six months ended June 30, 2018 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $16.3 million. Total anticipated liquidated damages associated with these six contracts were $88.2 million and $93.4 million at June 30, 2019 and June 30, 2018, respectively.

As of June 30, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of June 30, 2019, the status of these six Vølund EPC loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of June 30, 2019, this contract was approximately 97% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the three and six months ended June 30, 2019, we recognized additional contract losses of $2.0 million on this contract as a result of identifying additional remediation costs in the second quarter of 2019. Our estimate at completion as of June 30, 2019 includes $9.1 million of total expected liquidated damages. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $3.2 million. In the three and six months ended June 30, 2018, we recognized additional contract losses of $8.3 million and $15.3 million, respectively, as a result of differences in actual and estimated costs, schedule delays, issues encountered during trial operations and increases in expected warranty costs. As of June 30, 2018, this contract had $3.1 million of accrued losses and was 97% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2019, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three and six months ended June 30, 2019, we recognized additional contract losses of $1.2 million and $1.9 million, respectively, on this contract as a result of repairs required during startup commissioning activities, additional punch list and other commissioning costs, and changes in construction cost estimates. Our estimate at completion as of June 30, 2019 includes $19.1 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of June 30, 2019 and 2018 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.1 million. In the three and six months ended June 30, 2018, we recognized contract losses of $9.3 million and $13.4 million, respectively, on this contract as a result of repairs required during startup commissioning activities in the second quarter of 2018, increases in expected warranty costs, changes in construction cost estimates, subcontractor productivity being lower than previous estimates, and additional expected punch list and other commissioning costs. As of June 30, 2018, this contract had $10.6 million of accrued losses and was 86% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of June 30, 2019, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three and six ended June 30, 2019, we did not recognize additional charges on the contract. Our estimate at completion as of June 30, 2019 includes $6.7 million of total expected liquidated damages due to schedule delays. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.1 million. In the three and six months ended June 30, 2018, we recognized charges of $1.6 million and $3.5 million, respectively, from changes in our estimate at completion, and as of June 30, 2018, this contract had $0.5 million of accrued losses and was 99% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2019, this contract was approximately 99% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three and six months ended June 30, 2019, we recognized additional contract charges of $4.0 million and $4.3 million, respectively, on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. Our estimate at completion as of June 30, 2019 includes $20.7 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of June 30, 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.4 million. In the three and six months ended June 30, 2018, we recognized contract losses of $12.8 million and $24.8 million, respectively, on this contract as a result of changes in the expected selling price, changes in construction cost estimates and schedule delays, and as of June 30, 2018, this contract had $6.3 million of accrued losses and was 88% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2019, this contract was approximately 97% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminates all historical claims and remaining liquidated damages. Remaining items at June 30, 2019 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the three months ended June 30, 2019, our estimated loss on the contract improved by $4.0 million inclusive of warranty. During the six months ended June 30, 2019, our estimated loss on the contract improved by $1.8 million inclusive of warranty. Our estimate at completion as of June 30, 2019, includes $13.6 million of total expected liquidated damages due to schedule delays. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $5.3 million. In the three and six months ended June 30, 2018, we recognized charges of $21.4 million and $39.7 million, respectively, from changes in our estimate at completion, and as of June 30, 2018, this contract had $29.0 million of accrued losses and was 62% complete.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2019, this contract was approximately 99% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the three and six months ended June 30, 2019, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract charges of $0.1 million and $0.9 million, respectively related to matters encountered in completing punch list items. Our estimate at completion as of June 30, 2019 includes $19.0 million of total expected liquidated damages due to schedule delays. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.2 million. In the three and six months ended June 30, 2018, we recognized additional contract losses of $3.9 million and $13.3 million, respectively, as a result of changes in our estimate at completion, and as of June 30, 2018, this contract had $2.6 million of accrued losses and was 87% complete.

During the three and six months ended June 30, 2019, we recognized additional charges of $1.3 million and $1.5 million, respectively, on our other Vølund renewable energy projects that are not loss contracts. During the three and six months ended June 30, 2018, we did not recognize additional losses on our other Vølund renewable energy projects that are not loss contracts.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the June 30, 2019 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost under various applicable insurance policies and from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; we also recorded this recovery in accounts receivable - other in our Condensed Consolidated Balance Sheet as of June 30, 2019.

During the third quarter of 2016, we claimed a DKK 100.0 million ($15.5 million) insurance recovery for a portion of the losses on the first Vølund contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We continued to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. On June 28, 2019, we agreed to a full settlement, under which our insurer paid DKK 37 million ($5.6 million) to us in July 2019. As of December 31, 2018 and March 31, 2019, we had net receivable of DKK 20.0 million ($3.2 million), which was increased to DKK 37 million ($5.6 million) as of June 30, 2019 in accounts receivable - other in our Condensed Consolidated Balance Sheets.

Other Vølund Contract Settlement

In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The £5.0 million (approximately $6.6 million) payment on April 5, 2019 for the settlement eliminates our obligations and our risk related to acting as the prime EPC should the project have moved forward.

SPIG U.S. Loss Contract

At June 30, 2019, SPIG had one significant loss contract, which is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S.  At June 30, 2019, the design and procurement are substantially complete, and construction is nearing completion.  Overall, the contract is 97% complete and it is expected be fully complete in mid-2019. As of June 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.5 million related to this contract.  Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials and supplies	$45,931	$44,833
Work in progress	6,142	5,348
Finished goods	11,755	11,142
Total inventories	$63,828	$61,323

NOTE 6 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Land	$3,568	$3,575
Buildings	106,182	106,238
Machinery and equipment	176,928	181,825
Property under construction	2,381	2,290
	289,059	293,928
Less accumulated depreciation	211,054	203,036
Net property, plant and equipment	$78,005	$90,892

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019.  We do not expect to incur significant relocation costs; however, we expect $7.9 million of accelerated depreciation to be recognized through mid-2019, of which $2.0 million and $4.0 million was recognized during the three and six months ended June 30, 2019, respectively, and $7.3 million has been recognized cumulatively, since the decision to relocate in the third quarter of 2018.

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2019:

(in thousands)	Babcock & Wilcox
Balance at December 31, 2018	$47,108
Currency translation adjustments	5
Balance at June 30, 2019	$47,113

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

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit in the Babcock & Wilcox segment. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment indicators were identified during the six months ended June 30, 2019. In the three and six months ended June 30, 2018, we recognized $37.5 million impairment of all the remaining goodwill in the SPIG reporting unit resulting from a reduction in their bookings than previously forecasted.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Definite-lived intangible assets
Customer relationships	$24,544	$24,764
Unpatented technology	15,098	15,098
Patented technology	2,611	2,616
Tradename	12,514	12,566
All other	9,938	9,728
Gross value of definite-lived intangible assets	64,705	64,772
Customer relationships amortization	(17,968)	(17,219)
Unpatented technology amortization	(4,507)	(3,760)
Patented technology amortization	(2,412)	(2,348)
Tradename amortization	(3,968)	(3,672)
All other amortization	(8,760)	(8,285)
Accumulated amortization	(37,615)	(35,284)
Net definite-lived intangible assets	$27,090	$29,488
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$28,395	$30,793

The following summarizes the changes in the carrying amount of intangible assets:

	Six months ended June 30,
(in thousands)	2019	2018
Balance at beginning of period	$30,793	$42,065
Amortization expense	(2,331)	(4,056)
Currency translation adjustments and other	(67)	(1,641)
Balance at end of the period	$28,395	$36,368

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Three months ending September 30, 2019	$940
Three months ending December 31, 2019	940
Twelve months ending December 31, 2020	3,487
Twelve months ending December 31, 2021	3,261
Twelve months ending December 31, 2022	3,200
Twelve months ending December 31, 2023	3,197
Twelve months ending December 31, 2024	3,085
Thereafter	8,980

NOTE 9 – LEASES

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). We adopted this new standard on January 1, 2019 and used the effective date as our date of initial application while continuing to present the comparative periods in accordance with the guidance under the lease standard in effect during those prior periods in the Condensed Consolidated Financial Statements. We recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We elected the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we did not elect to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840.

We have implemented new lease accounting software and have established new processes and internal controls that are required to comply with the new lease accounting and disclosure requirements set forth by the new standard. See Note 27 for additional information about the impact of adopting ASC 842 in the Condensed Consolidated Financial Statements.

We determine if an arrangement is a lease at inception. Leases are included in Right-of-use ("ROU") assets, lease liabilities and noncurrent lease liabilities in the Condensed Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The ROU assets also include any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease, which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

In September 2018, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019.  As of June 30, 2019, the operating lease agreement for the office space in Akron had not yet commenced; it will commence when it is ready for occupation. The lease has an initial term of fifteen years, with an option to extend up to two additional ten-year terms. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $55 million. This lease, which has not yet commenced, is not included in the following tables.

Operating Leases

We have operating leases for real estate, vehicles, and certain equipment. We do not have any financing leases in our portfolio. Our leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	$1,589	$3,498
Short-term lease expense	2,335	5,196
Variable lease expense	871	983
Sublease income (1)	(14)	(24)
Total lease expense	$4,781	$9,653
(1) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$1,560	$3,661
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$812	$1,013

Amounts relating to leases were presented in the Condensed Consolidated Balance Sheets as of June 30, 2019 in the following line items:

(in thousands, except lease term and discount rate)	June 30, 2019
Right-of-use assets	$13,121

Liabilities:
Lease liabilities	$4,229
Noncurrent lease liabilities	8,816
Total lease liabilities	$13,045

Weighted-average remaining lease term:
Operating leases (in years)	3.61
Weighted-average discount rate:
Operating leases	9.47%

Future minimum lease payments required under non-cancellable operating leases as of June 30, 2019 were as follows:

(in thousands)
Six months ending December 31, 2019	$2,702
Twelve months ending December 31, 2020	4,774
Twelve months ending December 31, 2021	3,332
Twelve months ending December 31, 2022	2,155
Twelve months ending December 31, 2023	1,417
Thereafter	899
Total	$15,279
Less imputed interest	(2,234)
Lease liability	$13,045

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Balance at beginning of period	$45,117	$33,514
Additions	2,717	28,008
Expirations and other changes	(4,412)	(1,592)
Payments	(3,641)	(5,791)
Translation and other	(192)	(1,001)
Balance at end of period	$39,589	$53,138

We accrue estimated expense included in cost of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the three and six months ended June 30, 2019 includes $3.9 million of warranty reversal related to developments in the quarter stemming from the March 29, 2019 settlement agreement for the Vølund EPC contracts described in Note 4. Warranty expense for the six months ended June 30, 2018, includes a $15.1 million increase in expected warranty costs for the six European renewable energy loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $5.3 million of specific provisions on certain contracts in the Babcock & Wilcox segment for specific technical matters and customer requirements.

NOTE 11 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

The following tables summarize the restructuring activity and spin-off costs incurred by segment:

(in thousands)
Three months ended June 30, 2019	Total severance and related costs
Babcock & Wilcox segment	$127
Vølund & Other Renewable segment	437
SPIG segment	258
Corporate	114
$936

(in thousands)
Six months ended June 30, 2019	Total severance and related costs
Babcock & Wilcox segment	$4,075
Vølund & Other Renewable segment	1,015
SPIG segment	401
Corporate	1,524
$7,015

(in thousands)
Three months ended June 30, 2018	Severance and related costs	Exit costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$2,768	$6	$—	$2,774
Vølund & Other Renewable segment	(53)	—	—	(53)
SPIG segment	366	—	—	366
Corporate	785	—	(46)	739
	$3,866	$6	$(46)	$3,826

(in thousands)
Six months ended June 30, 2018	Severance and related costs	Exit costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$3,860	$150	$—	$4,010
Vølund & Other Renewable segment	441	—	—	441
SPIG segment	750	—	—	750
Corporate	5,157	—	330	5,487
	$10,208	$150	$330	$10,688

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund business and our liquidity needs. Severance expense is recognized over the remaining service periods of affected employees, and as of June 30, 2019, $0.7 million of total severance expense is remaining to be recognized based on actions taken through that date.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	10,196	5,914	$7,359	$2,320
Restructuring expense	936	4,276	7,015	10,164
Payments	(4,158)	(2,308)	(7,400)	(4,602)
Balance at June 30	$6,974	$7,882	$6,974	$7,882

Accrued restructuring liabilities at June 30, 2019 and 2018 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the three and six months ended June 30, 2018, we recognized $0.2 million and $0.4 million, respectively, in non-cash restructuring expense related to losses on the disposals of long-lived assets.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Interest cost	$10,965	$9,741	$21,822	$19,498	$119	$95	$239	$192
Expected return on plan assets	(13,905)	(16,215)	(27,799)	(32,445)	—	—	—	—
Amortization of prior service cost	27	25	55	50	(539)	(188)	(1,078)	(834)
Recognized net actuarial loss (gain)	862	(544)	1,260	(544)	—	—	—	—
Benefit plans, net(1)	(2,051)	(6,993)	(4,662)	(13,441)	(420)	(93)	(839)	(642)
Service cost included in COS(2)	150	187	300	376	4	4	8	8
Net periodic benefit (benefit) cost	$(1,901)	$(6,806)	$(4,362)	$(13,065)	$(416)	$(89)	$(831)	$(634)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)	Service cost related to a small group of active participants is presented within cost of sales in the Condensed Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Settlements are triggered in a plan when the distributions exceed the sum of the service cost and interest cost of the respective plan. Lump sum payments from our Canadian Plans resulted in plan settlements during the first and second quarters of 2019. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities that were losses of $0.9 million and $1.3 million in the three and six months ended June 30, 2019, respectively. Both the settlements and the MTM remeasurements are reflected in the Recognized net actuarial loss (gain) in the table above and are included in our Condensed Consolidated Statements of Operations in the Benefit plans, net line item.

During the second quarter of 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million, which also resulted in interim mark to market accounting for the pension plan. The mark to market adjustment in the second quarter of 2018 was a gain of $0.4 million. The effect of these charges and mark to market adjustments are reflected in the Recognized net actuarial loss (gain) in the table above. The recognized net actuarial (gain) loss was recorded in our Condensed Consolidated Statements of Operations in the Benefit plans, net line item. There were no lump sum payments from our Canadian pension plan during the first quarter of 2018.

We made contributions to our pension and other postretirement benefit plans totaling $1.4 million and $2.8 million during the three and six months ended June 30, 2019, respectively, as compared to $4.7 million and $8.5 million during the three and six months ended June 30, 2018, respectively. Expected employer contributions to the U.S. Pension Plan assume that relief is granted under pension contribution waivers that were filed with the IRS in January 2019 and are planned to be re-filed with the IRS later in 2019 or early in 2020, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. If the temporary hardship waivers are not fully granted, required employer contributions in 2019 could increase up to approximately $15 million in 2019 and a similar or greater amount in 2020, each plus interest and, if assessed, penalties.

NOTE 13 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	June 30, 2019	December 31, 2018
United States	$184,400	$144,900
Foreign	—	606
Total revolving debt	$184,400	$145,506

U.S. Revolving Credit Facility

On May 11, 2015, we entered into "the Amended Credit Agreement" with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving

Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. As of June 30, 2019, we were in compliance with the terms of the Amended Credit Agreement inclusive of Amendments No. 16 and No. 17. On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarifies the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019.

Amendment No. 16 to the Amended Credit Agreement also created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020. The U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million (reduced to $340.0 million in July 2019 as a result of the Loibl divestiture described in Note 25), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

The Amended Credit Agreement and our cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 18; such Last Out Term Loan prepayments are further limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through June 30, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 19. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee reduction from 2.5% to 1.5% became effective October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

In connection with Amendment No. 16, a contingent consent fee of $13.9 million (4.0% of total availability) is payable on December 15, 2019, but will be waived if certain actions are undertaken to refinance the facility by that date. We recorded the contingent consent fee as part of deferred financing fees in other current assets in the Condensed Consolidated Balance Sheets because it has been earned but may be waived, and it is being amortized to interest expense. See further discussion in Note 19. Amendment No. 16 to the U.S. Revolving Credit Facility also established a deferred ticking fee of 1.0% of total availability that is payable if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019.  No expense has been recognized for the deferred ticking fee because the company believes it is not probable of being earned by the lenders.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios was waived with respect to the quarter ended December 31, 2018 and new ratios were established in Amendment No. 16 commencing with the quarter ended March 31, 2019. Amendment No. 16 also, among other items, (1) modifies the definition of EBITDA in the Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduces to $30 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allows for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changes the consolidated interest coverage and senior leverage coverage covenant ratios, (5) decreases the relief period borrowing sublimit, (6) changes or removes certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permits letters of credit to expire one year after the maturity of the revolving credit facility, (8) creates a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, (9) establishes a deferred ticking fee of 1.0% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019 and (10) provides for a contingent consent fee of 4.0% if certain actions are not undertaken to refinance the facility by December 15, 2019. Amendment No. 17, among other items, (1) clarifies from Amendment No. 16 the definition of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and (2) resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the remaining maximum permitted senior debt leverage ratios, as defined in the Amended Credit Agreement, are as follows:

•9.25:1.00 for the quarter ending June 30, 2019
•6.75:1.00 for the quarter ending September 30, 2019
•6.00:1.00 for the quarter ending December 31, 2019
•3.50:1.00 for the quarter ending March 31, 2020
•3.25:1.00 for the quarter ending June 30, 2020

Effective beginning April 5, 2019 with Amendment No. 16, the remaining minimum consolidated interest coverage ratios, as defined in the Amended Credit Agreement, are as follows:

•0.90:1.00 for the quarter ending June 30, 2019
•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At June 30, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $184.4 million at a weighted average interest rate of 9.13%. Usage under the U.S. Revolving Credit Facility consisted of $184.4 million of borrowings, $29.2 million of financial letters of credit and $114.8 million of performance letters of credit. At June 30, 2019, we had approximately $18.6 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size and our borrowing sublimit. The closing of the Loibl sale in June 2019 increased our borrowing capacity by $8.5 million due to the release of a performance letter of credit, effective June 24, 2019. In July 2019, the U.S. Revolving Credit Facility was reduced by $7.0 million due to the sale of Loibl, in accordance with the terms of the Amended Credit Agreement.

Foreign Revolving Credit Facilities

Outside of the United States, we had revolving credit facilities in Turkey that were used to provide working capital to local operations. At December 31, 2018, we had aggregate borrowings under these facilities of $0.6 million whose weighted average interest rate was 40.0%. In 2018, our banking counterparties in Turkey began requiring the conversion of these revolving credit facilities to be denominated in Turkish liras instead of euros, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2019 and December 31, 2018 was $129.2 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.3 million as of June 30, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $28.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $215.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 14 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	June 30, 2019
(in thousands)	A-1	A-2	A-3	Total
Proceeds (1)	$37,256	$10,000	$141,350	$188,606
Discount and fees	—	—	8,650	8,650
Paid-in-kind interest	696	257	2,800	3,753
Principal	37,952	10,257	152,800	201,009
Unamortized discount and fees	(14)	—	(17,939)	(17,953)
Net debt balance	$37,938	$10,257	$134,861	$183,056
(1) Tranche A-1 proceeds represent the estimated fair value of the tranche as of April 5, 2019, the date it was modified as discussed below.

	December 31, 2018
(in thousands)	A-1	A-2	A-3	Total
Proceeds	$30,000	$—	$—	$30,000
Discount and fees	5,111	—	—	5,111
Paid-in-kind interest	132	—	—	132
Principal	35,243	—	—	35,243
Unamortized discount and fees	(4,594)	—	—	(4,594)
Net debt balance	$30,649	$—	$—	$30,649

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of June 30, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the Amended Credit Agreement (as described above).

As of June 30, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. Upon completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on all outstanding Last Out Term Loans under the Amended Credit Agreement became a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-1 was 15.98% and 25.38% on June 30, 2019 and December 31, 2018, respectively. Interest expense associated with the Last Out Term Loans is detailed in Note 19. Amendment No. 16 also permitted prepayment of up to $86.0 million of the Last Out Term Loans as contemplated under the Equitization Transactions described in Note 18.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party, who held the full amount of Tranche A-1 at June 30, 2019. The original face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 18) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 18, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of the Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt.

As of June 30, 2019, Tranche A-1 was payable in full on December 31, 2020, the maturity date. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed. As described in Note 18, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

Tranche A-2

On March 19, 2019, we entered into an amendment and limited waiver ("Amendment No. 15") to our Amended Credit Agreement, which allowed us to borrow $10.0 million of net proceeds from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. Interest rates were adjusted with Amendment No. 16 as described above. The total effective interest rate of Tranche A-2 was 15.93% on June 30, 2019. As of June 30, 2019, Tranche A-2 was payable in full on December 31, 2020 and may be prepaid, subject to the subordination provisions, but not re-borrowed. Interest rates of Tranche A-2 are described above. As described in Note 18, Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions.

Tranche A-3

Under Amendment No. 16, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. An additional discount was recorded upon shareholder approval of the warrants and Equitization Transactions. These additional discounts totaled $8.1 million, which included $6.1 million for the estimated fair value of warrants issued to B. Riley, a related party, as described in Note 15 and Note 18 and $2.0 million for the intrinsic value of the beneficial conversion feature that allows conversion of a portion of the Tranche A-3 to equity under the Backstop Commitment described in Note 18. Both the warrants and the Backstop Commitment were contemplated in connection of the original extension of Tranche A-3.

Interest rates for Tranche A-3 are described above. The total effective interest rate of Tranche A-3 was 23.79% on June 30, 2019. Tranche A-3 may be prepaid, subject to the subordination provisions and as contemplated under the Equitization

Transactions as described above and in Note 18, but not re-borrowed. As part of the July 23, 2019 Equitization Transactions described in Note 18, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment.
Immediately after completion of the Equitization Transactions, the Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and $114.0 million including accrued paid-in-kind interest was outstanding on Tranche A-3, and it bears interest at a fixed rate of 12.0% per annum payable in cash.

NOTE 15 – WARRANTS

On July 23, 2019, 16,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 18. Each warrant was to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley. The warrants were subsequently adjusted for the one-for-ten reverse stock split described in Note 1, which adjusted the number of warrants to 1,666,666 and the exercise price remained $0.01 per share.

The warrants were contemplated in the April 5, 2019 Letter Agreement (defined in Note 18) and on June 14, 2019, the issuance of the warrants was approved by stockholders in the Company's annual stockholder meeting, which established the grant date for accounting purposes. The grant date fair value of the warrants was estimated to be $6.1 million using the Black-Scholes option pricing model. The warrants may not be put back to the Company for cash, and they qualify for equity classification. The grant date value of the warrants was included as part of the original-issue discount based on the relative fair value method for Tranche A-3 of the Last Out Term Loans described in Note 14 because the value was part of the consideration required by the Tranche A-3 lender in order to extend the Tranche A-3 loans.

The Black-Scholes option pricing model key assumptions are as follows:

Stock price	$0.385
Exercise price	$0.010
Time to expiration	3 years
Annualized volatility	121.00%
Annual rate of quarterly dividends	—%
Discount rate - bond equivalent rate	2.30%
Expiration of option	April 5, 2022
Warrant value	$0.38

NOTE 16 – COMMON SHARES

On June 14, 2019, after approval of the stockholders at the Company's annual meeting of stockholders, the Company amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 200,000,000 shares to 500,000,000 shares to allow for the Equitization Transactions described in Note 18. The reverse stock split on July 24, 2019, described in Note 1 did not affect the number of authorized shares.

On June 14, 2019, at the Company's annual meeting of stockholders, upon the recommendation of the Company's Board of Directors, the stockholders approved the Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (amended and restated as of June 14, 2019) (the "Fourth Amended and Restated 2015 LTIP"), which became effective upon such stockholder approval. The Fourth Amended and Restated 2015 LTIP, among other immaterial changes, increases the number of shares available for awards by 17,000,000 shares to a total of 29,271,731 shares of the Company's common stock, subject to adjustment as provided under the plan document. The increase in the maximum number of shares available for awards will allow us to establish the previously announced equity pool of 16,666,666 shares of its common stock for issuance for long-term incentive planning purposes. The shares available for award under the plan are subject to equitable adjustment for the reverse stock split described in Note 1 and other dilutive and antidilutive events.

NOTE 17 – RIGHTS OFFERINGS

2019 Rights Offering - Subsequent Event

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock (the "2019 Rights Offering"). The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.7 million for the three and six months ended June 30, 2019.

The 2019 Rights Offering resulted in the issuance of 139.3 million common shares (13.9 million common shares after the reverse stock split) as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 18, the Company issued an aggregate of 27.4 million common shares (2.7 million common shares after the reverse stock split) in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 24. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions described in Note 18 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

2018 Rights Offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 million common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of $3.00 per common share (the "2018 Rights Offering"). On April 10, 2018, we extended the expiration date and amended certain other terms regarding the 2018 Rights Offering. As amended, each right entitled holders to purchase 2.8 million common shares at a price of $2.00 per share. The 2018 Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2018 Rights Offering did not include an oversubscription privilege.

The 2018 Rights Offering resulted in the issuance of 124.3 million common shares (12.4 million common shares after the reverse stock split) on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million. The shares issued in the 2018 Rights Offering were then subject to the one-for-ten reverse stock split described in Note 1.

NOTE 18 – EQUITIZATION TRANSACTIONS

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
A $50.0 million rights offering ("2019 Rights Offering") as described in Note 17, for which B. Riley FBR, Inc. agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 166,666,667 shares of common stock were issued (16,666,666 shares of common stock after the reverse stock split), of which 125,891,701 shares (12,589,170 shares after the reverse stock split) were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 13,333,333 shares (1,333,333 shares after the reverse stock split) were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 27,441,633 shares (2,744,163 shares after the reverse split) were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans. Shares issued in the 2019 Rights Offering and under the Backstop Commitment were then subject to the one-for-ten reverse stock split described in Note 1 and Note 16.

•	$10.3 million of the proceeds of 2019 Rights Offering were used to fully repay Tranche A-2 of the Last Out Term Loans including accrued paid-in-kind interest.

•
$31.5 million of the proceeds of the 2019 Rights Offering were used to partially prepay Tranche A-3 of the Last Out Term Loans including paid-in-kind interest. The total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment described above.

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 127,207,856 shares (12,720,785 shares after the reverse stock split) of common stock (107,207,856 shares (10,720,785 shares after the reverse stock split) to Vintage and 20,000,000 shares (2,000,000 shares after the reverse stock split) to affiliates of B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by affiliates of B. Riley and the remainder was held by Vintage. Shares issued under the Debt Exchange were then subject to the one-for-ten reverse stock split described in Note 1 and Note 16.

•
16,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley. The warrants were subsequently adjusted for the one-for-ten reverse stock split described in Note 1, which adjusted the number of warrants to 1,666,666 and the exercise price remained $0.01.

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum payable in cash and continues to bear the other terms described in Note 14. Based on Schedule 13D filings made by B. Riley and Vintage, as a result of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

NOTE 19 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

In addition to non-cash items described in the Condensed Consolidated Statements of Cash Flows, we also recognized non-cash changes in our Condensed Consolidated Balance Sheets related to interest expense as described below:

	Six months ended June 30,
(in thousands)	2019	2018
Accrued capital expenditures in accounts payable	$—	$123
Accreted interest expense on our Second Lien Term Loan Facility	$—	$3,202

The following cash activity is presented as a supplement to Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operations:

	Six months ended June 30,
(in thousands)	2019	2018
Income tax payments (refunds), net	$32	$2,938

Interest payments on our U.S. Revolving Credit Facility	$6,921	$4,599
Interest payments on our Last Out Term Loans	1,022	—
Interest payments on our Second Lien Term Loan Facility	—	7,627
Total cash paid for interest	$7,943	$12,226

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,801	$3,434	$7,351	$5,779
Last Out Term Loans - cash interest	3,606	—	4,119	—
Last Out Term Loans - paid-in-kind interest	3,881	—	4,941	—
Second Lien Term Loan Facility	—	2,191	—	7,460
Foreign Revolving Credit Facilities	—	145	—	279
	11,288	5,770	16,411	13,518
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	8,880	5,113	14,149	8,314
U.S. Revolving Credit Facility - contingent consent fee for Amendment 16 (1)	4,674	—	4,674	—
Last Out Term Loans - discount and financing fees	1,479	—	2,069	—
Second Lien Term Loan Facility - discount and financing fees	—	833	—	3,202
	15,033	5,946	20,892	11,516

Other interest expense	516	161	668	295

Total interest expense	$26,837	$11,877	$37,971	$25,329

(1)
As described in Note 13, in connection with Amendment No. 16, a contingent consent fee of $13.9 million (4.0% of total availability) is payable on December 15, 2019, but will be waived if certain actions are undertaken to refinance the facility by that date. We recorded the contingent consent fee as part of deferred financing fees in other current assets in the Condensed Consolidated Balance Sheets because it has been earned but may be waived, and it is being amortized to interest expense through December 15, 2019. Amendment No. 16 to the U.S. Revolving Credit Facility also established a deferred ticking fee of 1.0% of total availability that is payable if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental monthly fee of 1.0% of total availability of the U.S. Revolving Credit Facility after December 15, 2019.  No expense has been recognized for the deferred ticking fee because the company believes it is not probable of being earned by the lenders.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Held by foreign entities	$30,932	$35,522	$27,955	$42,490
Held by United States entities	4,258	7,692	557	1,227
Cash and cash equivalents of continuing operations	35,190	43,214	28,512	43,717

Reinsurance reserve requirements	5,350	11,768	25,269	21,061
Restricted foreign accounts	3,830	5,297	6,442	4,919
Sale proceeds held in escrow	—	—	591	—
Restricted cash and cash equivalents	9,180	17,065	32,302	25,980
Total cash, cash equivalents and restricted cash of continuing operations shown in the Condensed Consolidated Statements of Cash Flows	$44,370	$60,279	$60,814	$69,697

Total cash and cash equivalents of discontinued operations	$—	$—	$10,437	$12,950

Our U.S. Revolving Credit Facility described in Note 13 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 20 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2019, income tax expense was $1.9 million, resulting in an effective tax rate of (7.15)%. We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income and valuation allowances in certain jurisdictions that can offset income tax expense or benefit.

In the three months ended June 30, 2018, we recognized an income tax benefit of $1.9 million, resulting in an effective tax rate of 0.9%. Our effective tax rate for the three months ended June 30, 2018 was lower than our statutory rate primarily due to foreign losses in our Vølund & Other Renewable segment and disallowed interest expense pursuant to the United States Tax Cuts and Jobs Act (the "Tax Act") that are subject to valuation allowances as well as the impact of the $37.5 million non-deductible goodwill impairment and other nondeductible expenses, offset by favorable discrete items of $0.4 million. The effective tax rate for the three months ended June 30, 2018 also reflects the reduced federal corporate income tax rate enacted as part of the Tax Act and the impact of a change in our mix of domestic and foreign earnings.

In the six months ended June 30, 2019, income tax expense was $2.5 million, resulting in an effective tax rate of (3.3)%. Our effective tax rate for the six months ended June 30, 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. We have unfavorable discrete items of $0.1 million in the six months ended June 30, 2019.

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

Sections 382 and 383 of the Internal Revenue Code ("IRC") limits for US federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under IRC Section 382 (Section 382), a company has undergone an ownership change if shareholders owning at least 5% of the Company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the "Equitization Transactions" described in Note 18. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected). The Company is currently in the process of refining and finalizing these calculations. The Company maintains a full valuation allowance on its net deferred tax assets including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

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

NOTE 21 – CONTINGENCIES

Stockholder Class Action Litigation

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

On November 13, 2017, defendants filed a motion to dismiss (“MTD”) in the Stockholder Litigation, and on December 28, 2017, plaintiff filed its opposition to the MTD. The federal trial court judge denied the MTD on February 8, 2018, which allowed the case to proceed. After engaging in some discovery, the parties held a mediation on December 14, 2018 to discuss possible settlement of the Stockholder Litigation. The parties did not successfully resolve the Stockholder Litigation at the December 14, 2018 mediation. Following a period of additional discovery, the parties held a second mediation on April 16, 2019. At the second mediation, the parties reached an agreement in principle to settle the Stockholder Litigation, which is subject to court approval. The agreement requires defendants to pay or cause to be paid $19.5 million into a settlement fund. The $19.5 million payment is expected to be covered in full by certain of our insurance carriers. The parties have subsequently executed a stipulation of settlement and have and have submitted it to the Court for its preliminary approval. Within our Condensed Consolidated Balance Sheets as of March 31, 2019, the $19.5 million liability is recorded in other accrued liabilities and the $19.5 million insurance receivable is recorded in accounts receivable - other.

We believe the allegations in the Stockholder Litigation were without merit, and that the outcome of the Stockholder Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

Derivative Litigation

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Federal Court Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs assert a variety of claims against the defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who purport to be current stockholders of the Company's common stock, are suing on behalf of the Company to recover costs and an unspecified amount of damages, and to force the implementation of certain corporate governance changes. On June 28, 2018, the Federal Court Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation is pending. The parties filed a motion to stay the Federal Court Derivative Litigation, which was granted by the Court on August 13, 2018.

On November 14, 2018, the Company and certain of its present and former officers and directors were named as defendants in an additional shareholder derivative lawsuit filed in the North Carolina Superior Court (the "State Court Derivative Litigation"). The complaint in that action covers the same period and contains allegations substantially similar to those asserted in the pending Federal Court Derivative Litigation.

The parties to the Federal Court and State Court Derivative Litigations held a mediation on April 17, 2019 in an attempt to resolve these pending matters. At this mediation, the parties reached an agreement in principle with plaintiffs' counsel to resolve these cases based on certain corporate governance changes that the Company has already implemented or is willing to implement in the future and payment by certain of the Company's insurance carriers of $1 million in attorneys' fees and expenses to plaintiffs' counsel.  There is no other monetary payment associated with this settlement. The parties subsequently executed a stipulation of settlement and have submitted it to the Federal Court for its preliminary approval.

We believe the allegations in the Federal Court Derivative Litigation and State Court Derivative Litigation were without merit, and that the outcome of the Derivative Litigations will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

Litigation Relating to the Equitization Transactions

On May 28, 2019, a putative class action complaint was filed against the Board in the Court of Chancery of the State of Delaware. The complaint is captioned Price v. Avril, et al., C.A. No. 2019-0393-JRS (Del. Ch.). The complaint asserted, among other things, that the Board breached their fiduciary duties by failing to disclose all material information necessary for a fully-informed vote on certain of the proposals presented for consideration at the annual meeting of the Company's stockholders. The plaintiff also filed a motion to preliminarily enjoin the stockholder vote on the proposals unless and until all material information regarding the proposals was disclosed to the Company’s stockholders. The plaintiff withdrew her motion to preliminarily enjoin the stockholder vote on the proposals following the Company’s issuance of a supplemental proxy statement on June 6, 2019. The Court granted the plaintiff's request to voluntarily dismiss this action with prejudice on July 31, 2019, and retained jurisdiction solely for the purpose of adjudicating an anticipated application for attorneys' fees and expenses incurred by plaintiff's counsel.

In addition, on June 3, 2019, a second putative class action complaint was filed against the Company, the Board and Mr. Young in the United States District Court for the District of Delaware. The complaint is captioned Kent v. Babcock & Wilcox Enterprises, Inc., et. al., No. 1:19-cv-01032-MN (D. Del.). The complaint asserts, among other things, claims under Sections 14(a) and 20(a) of the Exchange Act for allegedly disseminating a materially incomplete and misleading proxy statement in connection with the Equitization Transactions, which was filed with the SEC on May 13, 2019. The complaint seeks an order rescinding the Equitization Transactions or, in the alternative, awarding monetary damages as well as other relief. The plaintiff has yet to serve process on the Company, the Board or Mr. Young in this action. The Company, the Board and Mr. Young believe that the plaintiff’s allegations in the complaint lack merit and intend to vigorously defend against the action.

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

NOTE 22 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters of 2019 and 2018 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments (1)	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
Other comprehensive loss before reclassifications	(7,979)	(189)	—	(8,168)
Reclassified from AOCI to net income (loss)	3,176	(22)	(514)	2,640
Net other comprehensive (loss) income	(4,803)	(211)	(514)	(5,528)
Balance at June 30, 2019	$(5,377)	$197	$(2,830)	$(8,010)
(1) The remaining unrealized FX gain is expected to be recognized over time as the related projects are completed.

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
ASU 2016-1 cumulative adjustment(1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Reclassified from AOCI to net (loss) income	(2,044)	—	(1,272)	(384)	(3,700)
Net other comprehensive income (loss)	1,179	(38)	(48)	(439)	654
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)
Other comprehensive income (loss) before reclassifications	8,517	—	(513)	112	8,116
Reclassified from AOCI to net income (loss)	—	—	381	(427)	(46)
Amounts reclassified from AOCI to pension, other accumulated postretirement benefit liabilities and deferred income taxes	—	—	—	(2,831)	(2,831)
Net other comprehensive income (loss)	8,517	—	(132)	(3,146)	5,239
Balance at June 30, 2018	$(18,141)	$—	$1,557	$48	$(16,536)
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

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018
Release of currency translation gain with the sale of equity method investment and the sale of business	Equity in income and impairment of investees	$—	$—	$—	$2,044
	Loss on sale of business	(3,176)	—	(3,176)	—
	Net (loss) income	$(3,176)	$—	$(3,176)	$2,044

Derivative financial instruments	Revenues	$—	$(478)	$—	$1,138
	Cost of operations	—	(11)	—	1
	Other	22	—	(202)	—
	Total before tax	22	(489)	(202)	1,139
	(Benefit) provision for income taxes	—	(108)	—	248
	Net income (loss)	$22	$(381)	$(202)	$891

Amortization of prior service cost on benefit obligations	Benefit plans, net	$514	$427	$870	$811
	Net income	$514	$427	$870	$811

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

(in thousands)
Available-for-sale securities	June 30, 2019	Level 1	Level 2	Level 3
Corporate notes and bonds	$12,844	$12,844	$—	$—
Mutual funds	593	—	593	—
United States Government and agency securities	3,296	3,296	—	—
Total fair value of available-for-sale securities	$16,733	$16,140	$593	$—

(in thousands)
Available-for-sale securities	December 31, 2018	Level 1	Level 2	Level 3
Corporate notes and bonds	$13,028	$13,028		$—
Mutual funds	1,283	—	1,283	—
United States Government and agency securities	1,437	1,437	—	—
Total fair value of available-for-sale securities	$15,748	$14,465	$1,283	$—

(in thousands)
Derivatives	June 30, 2019	December 31, 2018
Forward contracts to purchase/sell foreign currencies	$—	$546

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of June 30, 2019, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2019 and December 31, 2018.

•	Warrants.The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 12). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 11 and Note 6).

NOTE 24 – RELATED PARTY TRANSACTIONS

The Letter Agreement described in Note 18 between B. Riley Financial, Inc. (together with its affiliates, "B. Riley"), Vintage Capital Management, LLC ("Vintage") and the Company included agreement to negotiate one or more agreements that provide B. Riley and Vintage with certain governance rights, including (i) the right for B. Riley and Vintage to each nominate up to three individuals to serve on our board of directors, subject to certain continued lending and equity ownership thresholds and (ii) pre-emptive rights permitting B. Riley to participate in future issuances of our equity securities. The size of our board of directors is currently expected to remain at seven directors. On April 30, 2019, the Company entered into an Investor Rights Agreement with B. Riley Financial, Inc. and Vintage providing the governance rights contemplated by the Letter Agreement. The Company also entered into a Registration Rights Agreement with B. Riley Financial, Inc. and Vintage on April 30, 2019 providing each of B. Riley Financial, Inc. and Vintage with certain customary registration rights for the shares of our common stock that they hold.

Transactions with B. Riley and its Affiliates

B. Riley Financial, Inc. and its affiliates became the beneficial owner of greater than five percent of our common stock in May 2018, upon completion of the 2018 Rights Offering described in Note 17. Based on its Schedule 13D filing made on May 7, 2019, B. Riley beneficially owned 6.6% of our outstanding common stock as of June 30, 2019. Based on its Schedule 13D filings following the completion of the Equitization Transactions described in Note 18, B. Riley beneficially owns 18.4% of our outstanding common stock, inclusive of the warrants further described in Note 15, as of July 23, 2019.

B. Riley is party to the Last Out Term Loans as described in Note 14 and Note 18 and was a party to the Equitization Transactions described in Note 18, which included providing the Backstop Commitment to the 2019 Rights Offering described in Note 17 and Note 18 and receiving warrants as described in Note 15 and Note 18.

We entered an agreement with BPRI Executive Consulting, LLC on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BPRI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC, an affiliate of B. Riley, for Mr. Young's performance and services. In December 2018, we granted a total of 8.4 million stock appreciation rights to BRPI Executive Consulting, LLC, ("Non-employee SARs"). The Non-employee SARs expire ten years after the grant date and vest 100% upon completion after the required years of service. Upon vesting, the Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the per share price goal of $2.25 for 5.1 million of the Non-employee SARS and $2.50 for the remaining 3.3 million of Non-employee SARS. Upon exercise of the Non-employee SARs, the holder receives a cash-settled payment equal to the number of Non-employee SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the Non-employee SARs base price of $2.00 per stock appreciation right. Non-employee SARs are issued under a Non-employee SARs agreement. The Non-employee SARs are subject equitable adjustment for the one-for-ten reverse stock split described in Note 1.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filing on May 2, 2019, Vintage beneficially owned 14.9% of our outstanding common stock as of June 30, 2019. Based on its Schedule 13D filings following the completion of the Equitization Transactions described in Note 18, Vintage beneficially owns 32.8% of our outstanding common stock as of July 23, 2019.

Vintage was a party to Tranche A-1 of the Last Out Term Loans as described in Note 14 and Note 18 and was a party to the Equitization Transactions described in Note 18, which included participation in the 2019 Rights Offering described in Note 17 and Note 18 and conversion of Tranche A-1 of the Last Out Term Loans in the Debt Exchange as described in Note 14 and Note 18. Prior to Debt Exchange, $6.0 million of Tranche A-1 had been transferred or sold to affiliates of B. Riley and the remainder was held by Vintage.

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

On July 23, 2019, concurrent with the completion of the 2019 Rights Offering, described in Note 17, the Tranche A-1 principal and paid-in-kind interest totaling $38.2 million was exchanged for 127.2 million of our common shares of which 107.2 million of common shares were issued to Vintage, a related party, and the remainder were issued to B.Riley, also a related party, described above.

NOTE 25 – DIVESTITURE

Effective May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH for €10.0 million (approximately $11.4 million), subject to adjustment. We received $7.4 million in cash and recognized a $3.6 million pre-tax loss on sale of this business in the quarter ended June 30, 2019, net of $0.7 million in transaction costs. Proceeds from the transaction were primarily used to reduce outstanding balances under our U.S. Revolving Credit Facility. Through the sale, we were also able to release performance letters of credit totaling $8.5 million, which improved our borrowing capacity as described in Note 13. Prior to the divestiture, Loibl was part of the Vølund & Other Renewable segment and had revenues of approximately $30 million for the year ended December 31, 2018.

NOTE 26 – DISCONTINUED OPERATIONS

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG ("Dürr"), pursuant to a stock purchase agreement executed on June 5, 2018 for $130.0 million, subject to adjustment. We received $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million, which was deposited in escrow pending final settlement of working capital and other customary matters. We primarily used proceeds from the transaction to reduce outstanding balances under our U.S. Revolving Credit Facility and for working capital purposes. During the quarter ended June 30, 2019, we received $1.5 million that was released from escrow. For the three and six months ended Jun 30, 2019, $0.7 million of pretax income from discontinued operations was recognized primarily for the release of an accrued liability. On July 1, 2019, $2.7 million was released from escrow to Dürr. The remaining escrow matters are expected to be resolved within 18 months from the closing date.

The following table presents selected financial information regarding the discontinued operations of our former MEGTEC and Universal businesses included in the Condensed Consolidated Statements of Operations:

(in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenue	$58,257	$116,439
Cost of operations	45,521	90,189
Selling, general and administrative	7,597	17,024
Goodwill impairment	72,309	72,309
Research and development	390	756
Operating income (loss)	(67,560)	(63,839)
Net loss	(55,932)	(59,428)

The significant components of discontinued operations of our former MEGTEC and Universal businesses included in our Condensed Consolidated Statements of Cash Flows are as follows:

(in thousands)	Six months ended June 30, 2018
Depreciation and amortization	$3,036
Goodwill impairment	72,309
Provision for deferred income taxes	(815)
Purchase of property, plant equipment	77

NOTE 27 – NEW ACCOUNTING STANDARDS

New accounting standards adopted are summarized as follows:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application and continued applying the guidance under the lease standard in effect at that time to the comparative periods presented in the Condensed Consolidated Financial Statements. We recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We also elected the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we are not electing to adopt the hindsight practical expedient and are therefore maintaining the lease terms we previously determined under ASC 840.

We have implemented new leasing software and established new processes and internal controls designed to comply with the new lease accounting and disclosure requirements set by the new standard. The impact of the standard upon adoption increased our assets and liabilities within our Condensed Consolidated Balance Sheets by approximately $16 million but did not materially impact our results of operations or cash flows.

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires companies acting as the customer in a cloud hosting service arrangement to follow the requirements of ASC 350-40 for capitalizing implementation costs for internal-use software and requires the amortization of these costs over the life of the related service contract. This standard is effective for all public business entities for fiscal years beginning after December 15, 2019, and any interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently evaluating the impact of this standard on our financial statements and whether we will elect to adopt this standard early.

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

We recorded operating losses of $4.3 million and $36.2 million in the three and six months ended June 30, 2019, respectively, compared to losses of $137.4 million and $243.8 million in the three and six months ended June 30, 2018, respectively, and we showed improved results from each of our operating segments. Prior to 2019, the most significant driver of our operating losses was the charges for the six European Vølund EPC loss contracts. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In the three and six months ended June 30, 2019, we recorded $3.2 million and $7.4 million, respectively, in net losses compared to losses of $57.3 million and $110.0 million in the three and six months ended June 30, 2018, respectively, from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. Aside from these loss projects, we have one remaining extended scope contract in our Vølund business, for which we continue to expect a small profit; this contract is expected to be turned over to our customer in the third quarter of 2019.

As of June 30, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 4.

The SPIG segment contributed to our operating results with $(0.1) million and $0.5 million of adjusted EBITDA in the three and six months ended June 30, 2019, respectively, compared to $(6.2) million and $(13.5) million in the three and six months ended June 30, 2018, respectively. The improvement begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's adjusted EBITDA loss in the first half of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the first half of 2019 and is expected to be complete in mid-2019.

Our Babcock & Wilcox segment generated adjusted EBITDA of $19.0 million and $28.0 million in the three and six months ended June 30, 2019, respectively, compared to $9.9 million and $14.1 million in the three and six months ended June 30, 2018, respectively. The increase is primarily attributable to higher volume of large construction new build projects, including industrial projects, and lower warranty expenses partly offset by a decrease in volume of parts and retrofits.

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

Comparisons of our results from continuing operations for the three and six months ended June 30, 2019 to the corresponding periods of 2018 were also affected by the following:

•	$3.6 million of loss on sale of business was recognized in the three months ended June 30, 2019 for a non-core materials handling business in Germany, Loibl GmbH, as described in Note 25.

•
$0.9 million and $7.0 million of restructuring and spin-off costs were recognized in the three and six months ended June 30, 2019, respectively, compared to $3.8 million and $10.7 million of restructuring and spin-off costs recognized in the three and six months ended June 30, 2018. The actions in the first six months of 2019 primarily related to severance. In the first six months of 2018 restructuring costs related primarily to executive severance and the remaining severance costs of prior restructuring initiatives.

•
$3.2 million and $7.2 million of financial advisory services were recorded in the three and six months ended June 30, 2019, respectively, as compared to $5.1 million and $8.2 million in the corresponding periods of 2018. These services are requirements of the U.S. Revolving Credit Facility.

•
$6.6 million of cost was recognized in the six months ended June 30, 2019 for costs of a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project have moved forward.

•
$1.6 million and $4.7 million of legal and other advisory fees were recognized in the three and six months ended June 30, 2019, respectively, related to the contract settlements described above and in Note 4 and for liquidity planning.

•
$2.0 million and $4.0 million of accelerated depreciation expense in the three and six months ended June 30, 2019, respectively, for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio expected in the fourth quarter 2019.

•
$0.9 million and $1.3 million of actuarially determined mark to market ("MTM") losses from our Canadian pension plan was recognized in the three and six months ended June 30, 2019, respectively, compared to $0.5 million of MTM gains from our Canadian pension plan in the three months ended June 30, 2018. MTM losses are further described in Note 12.

•	$37.5 million to fully impair goodwill related to our SPIG reporting unit in the second quarter of 2018.

•
$18.4 million of other-than-temporary impairment was recognized in the six months ended June 30, 2018 for our interest in TWBES, an equity method investment in India based on an agreement to sell our ownership interest.

•	$6.5 million of gain on sale was recognized during the first quarter 2018 for our equity method investment in China and is included in Equity in income and impairment of investees.

We face liquidity challenges from losses recognized on our six European Vølund EPC loss contracts described in Note 4, which have required amendments and waivers to maintain compliance with the Amended Credit Agreement, inclusive of Amendments No. 16 and No. 17. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement and the amendments and waivers are described in more detail in Note 13, Note 14 and Note 18.

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
completed equitization transactions on July 23, 2019 as described in Note 18 and Note 17, which included an exchange of all of the outstanding balance of Tranche A-1 of the Last Out Term Loans for equity and a rights offering to raise $50.0 million that was used to fully repay Tranche A-2 of the Last Out Term Loans and to reduce a portion of the outstanding principal under Tranche A-3 of the Last Out Term Loans;

•	executed a one-for-ten reverse stock split of our issued and outstanding common stock, which became effective on July 24, 2019;

•
completed the sale of a non-core materials handling business in Germany, Loibl GmbH ("Loibl") effective May 31, 2019 for €10.0 million (approximately $11.4 million), subject to adjustment, resulting in net receipt of $7.4 million;

•
received $150.0 million in face value from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 14, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 14, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over five of the six European Vølund EPC loss contracts to the customers by the end of second quarter of 2019, partly facilitated by a settlement related to the second and fifth loss contracts as described in Note 4, which was funded with proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 4 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated;

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the first plan year remains under review by the IRS and the waiver request for the second plan year is expected to be filed later in 2019 or early 2020.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control. Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. Our ability to comply with the financial and other covenants of the Amended Credit Facility through that date are dependent upon achieving our forecasted financial results. While management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

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

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Babcock & Wilcox segment	$200,964	$197,752	$3,212	$389,522	$356,878	$32,644
Vølund & Other Renewable segment	33,695	55,002	(21,307)	63,227	114,960	(51,733)
SPIG segment	22,834	46,015	(23,181)	51,736	82,759	(31,023)
Eliminations	(9,378)	(7,432)	(1,946)	(24,434)	(10,084)	(14,350)
	248,115	291,337	(43,222)	480,051	544,513	(64,462)
Gross profit (loss)(1):
Babcock & Wilcox segment	37,853	30,013	7,840	68,959	60,876	8,083
Vølund & Other Renewable segment	5,057	(69,329)	74,386	2,201	(119,778)	121,979
SPIG segment	2,388	79	2,309	6,064	(2,672)	8,736
Intangible amortization expense included in cost of operations	(1,014)	(1,829)	815	(2,071)	(3,661)	1,590
	44,284	(41,066)	85,350	75,153	(65,235)	140,388
Selling, general and administrative ("SG&A") expenses	(41,948)	(46,948)	5,000	(84,217)	(106,120)	21,903
Advisory fees and settlement costs	(4,778)	(5,142)	364	(18,388)	(8,231)	(10,157)
Intangible amortization expense included in SG&A	(128)	(158)	30	(258)	(395)	137
Goodwill impairment	—	(37,540)	37,540	—	(37,540)	37,540
Restructuring activities and spin-off transaction costs	(936)	(3,826)	2,890	(7,015)	(10,688)	3,673
Research and development costs	(710)	(1,287)	577	(1,453)	(2,429)	976
Loss on asset disposals, net	(42)	(1,384)	1,342	(42)	(1,384)	1,342
Equity in income and impairment of investees	—	—	—	—	(11,757)	11,757
Operating loss	$(4,258)	$(137,351)	$133,093	$(36,220)	$(243,779)	$207,559
(1) Intangible amortization is not allocated to the segments' gross profit, but depreciation is allocated to the segments' gross profit.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Adjusted EBITDA
Babcock & Wilcox segment(1)	$19,032	$9,897	$9,135	$27,996	$14,074	$13,922
Vølund & Other Renewable segment	(779)	(78,603)	77,824	(9,642)	(140,357)	130,715
SPIG segment	(142)	(6,222)	6,080	517	(13,532)	14,049
Corporate(2)	(9,367)	(6,194)	(3,173)	(14,351)	(17,808)	3,457
Research and development costs	(710)	(1,287)	577	(1,453)	(2,429)	976
	8,034	(82,409)	90,443	3,067	(160,052)	163,119

Restructuring activities and spin-off transaction costs	(936)	(3,826)	2,890	(7,015)	(10,688)	3,673
Financial advisory services	(3,197)	(5,142)	1,945	(7,155)	(8,231)	1,076
Settlement cost to exit Vølund contract(3)	—	—	—	(6,575)	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(1,581)	—	(1,581)	(4,658)	—	(4,658)
Goodwill impairment	—	(37,540)	37,540	—	(37,540)	37,540
Impairment of equity method investment in TBWES	—	—	—	—	(18,362)	18,362
Gain on sale of equity method investment in BWBC	—	—	—	—	6,509	(6,509)
Depreciation & amortization	(6,536)	(6,921)	385	(13,842)	(13,902)	60
Loss on asset disposal	(42)	(1,513)	1,471	(42)	(1,513)	1,471
Operating loss	(4,258)	(137,351)	133,093	(36,220)	(243,779)	207,559
Interest expense, net	(26,636)	(11,770)	(14,866)	(37,211)	(25,069)	(12,142)
Loss on debt extinguishment	(3,969)	(49,241)	45,272	(3,969)	(49,241)	45,272
Loss on sale of business	(3,601)	—	(3,601)	(3,601)	—	(3,601)
Net pension benefit before MTM	3,333	6,542	(3,209)	6,761	13,539	(6,778)
MTM (gain) loss from benefit plans	(862)	544	(1,406)	(1,260)	544	(1,804)
Foreign exchange	9,506	(20,198)	29,704	(647)	(17,741)	17,094
Other – net	43	(131)	174	463	266	197
Loss before income tax expense	(26,444)	(211,605)	185,161	(75,684)	(321,481)	245,797
Income tax expense (benefit)	1,891	(1,934)	3,825	2,517	5,029	(2,512)
Loss from continuing operations	(28,335)	(209,671)	181,336	(78,201)	(326,510)	248,309
Gain (loss) from discontinued operations, net of tax	694	(55,932)	56,626	694	(59,428)	60,122
Net loss	(27,641)	(265,603)	237,962	(77,507)	(385,938)	308,431
Net income (loss) attributable to noncontrolling interest	1	(165)	166	102	(263)	365
Net loss attributable to stockholders	$(27,640)	$(265,768)	$238,128	$(77,405)	$(386,201)	$308,796

(1)
The Babcock & Wilcox segment adjusted EBITDA for the three and six months ended June 30, 2018 excludes $6.5 million and $13.5 million, respectively, of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(2)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $2.9 million and $5.7 million in the three months and six months ended June 30, 2018, respectively.

(3)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminates our obligations and our risk related to acting as the prime EPC should the project move forward.

Consolidated Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenues decreased by $43.2 million to $248.1 million in the second quarter of 2019 as compared to $291.3 million in the second quarter of 2018. Revenue in the Babcock & Wilcox segment increased by $3.2 million primarily due to higher volume of large construction new build projects, including industrial projects, which were partly offset by a decrease in volume of parts and retrofits. Revenue in the Vølund & Other Renewable segment revenues decreased by $21.3 million primarily due to the sale of our Palm Beach Resources Recovery Corporation ("PBRRC") operations and maintenance contracts in the third quarter of 2018 and the level of activity and changes in estimates in the EPC loss contracts, as described in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. SPIG segment revenue declined $23.2 million due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit increased by $85.4 million, to $44.3 million in the second quarter of 2019 as compared to $(41.1) million in the second quarter of 2018. The Babcock & Wilcox segment gross profit increased $7.8 million to $37.9 million in the second quarter of 2019 compared to $30.0 million in the second quarter of 2018 primarily due to higher construction volume and lower warranty costs. In the Vølund & Other Renewable segment, gross profit increased $74.4 million to $5.1 million recorded in the second quarter of 2019 compared to $(69.3) million in the second quarter of 2018, primarily due to a lower level of losses on the six European Vølund EPC loss contracts as described in Note 4. The SPIG segment gross profit increased $2.3 million to $2.4 million in the second quarter of 2019 compared to $0.1 million in the second quarter of 2018, which begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's gross profit in the second quarter of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the second quarter of 2019.

Operating losses improved $133.1 million to $(4.3) million in the second quarter of 2019 from $(137.4) million in the second quarter of 2018, primarily due to the increase in gross profit described above, the absence of goodwill impairment charges and SG&A benefiting from restructuring and cost control initiatives implemented during 2018 and continuing through the second quarter of 2019. Restructuring expenses, advisory fees, intangible asset amortization expense and gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below. Additionally, the second quarter of 2018 included settlement and advisory costs as described above.

Six Months Ended June 30, 2019 and 2018

Revenues decreased by $64.5 million to $480.1 million in the first six months of 2019 as compared to $544.5 million in the first six months of 2018. Revenue in the Babcock & Wilcox segment increased by $32.6 million primarily due to higher volume of large construction new build projects, including inter-segment projects, and industrial projects, which were partly offset by a decrease in retrofit volume. Revenue in the Vølund & Other Renewable segment revenues decreased by $51.7 million primarily due to the sale of our Palm Beach Resources Recovery Corporation ("PBRRC") operations and maintenance contracts in the third quarter of 2018 and the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described above and in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. SPIG segment revenue declined $31.0 million due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit increased by $140.4 million, to $75.2 million in the first six months of 2019 as compared to $(65.2) million in the first six months of 2018. The Babcock & Wilcox segment gross profit increased $8.1 million to $69.0 million in the first six months of 2019 compared to $60.9 million in the first six months of 2018 primarily due to the increase in, and mix of, revenue above as well as lower warranty expense. In the Vølund & Other Renewable segment, gross profit increased $122.0 million to $2.2 million recorded in the first six months of 2019 compared to $(119.8) million in the first six months of 2018, primarily due to a lower level of losses on the six European Vølund EPC loss contracts as described in Note 4. The SPIG segment gross profit increased $8.7 million to $6.1 million in the first six months of 2019 compared to a loss of $(2.7) million in the first six months of 2018, which begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's gross profit (loss) in the first six months of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which continued through the first six months of 2019.

Operating losses improved $207.6 million to $(36.2) million in the first six months of 2019 from $(243.8) million in the first six months of 2018, primarily due to the increase in gross profit described above, SG&A benefiting from restructuring and cost control initiatives implemented during 2018 and continuing through the first six months of 2019 and the absence of impairments. Restructuring expenses, intangible asset amortization expense and gains (losses) on dispositions of equity method investees, financial advisory fees, settlement costs and impairments are discussed in further detail in the sections below.

Babcock & Wilcox Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$200,964	$197,752	$3,212	$389,522	$356,878	$32,644
Gross profit	$37,853	$30,013	$7,840	$68,959	$60,876	$8,083
Adjusted EBITDA	$19,032	$9,897	$9,135	$27,996	$14,074	$13,922
Gross profit %	18.8%	15.2%		17.7%	17.1%

Three Months Ended June 30, 2019 and 2018

Revenues in the Babcock & Wilcox segment increased 2%, or $3.2 million, to $201.0 million in the second quarter of 2019 compared to $197.8 million in the second quarter of 2018. The revenue increase is primarily attributable to a higher volume of large construction new build projects, including industrial projects, which were partly offset by a decrease in volume of parts and retrofits.

Gross profit in the Babcock & Wilcox increased $7.8 million to $37.9 million in the second quarter of 2019 compared to $30.0 million in the second quarter of 2018, primarily related to higher construction volume as described above and lower warranty expense. Warranty expense in the second quarter of 2018 included $5.3 million of specific provisions on certain contracts in the B&W segment for specific technical matters and customer requirements.

Adjusted EBITDA in the Babcock & Wilcox segment increased 92%, or $9.1 million, to $19.0 million in the second quarter of 2019 compared to $9.9 million in the second quarter of 2018, which is mainly attributable to the improvement in gross profit described above.

Six Months Ended June 30, 2019 and 2018

Revenues in the Babcock & Wilcox segment increased 9%, or $32.6 million, to $389.5 million in the six months ended June 30, 2019 compared to $356.9 million in the corresponding period in 2018. The revenue increase is attributable to a higher volume of large construction new build projects, including inter-segment projects, and industrial projects, which were partly offset by a decrease in retrofit volume.

Gross profit in the Babcock & Wilcox segment increased $8.1 million to $69.0 million in the six months ended June 30, 2019 compared to $60.9 million in the corresponding period in 2018, which reflects the increase in, and mix of, revenue above as well as lower warranty expense. Construction services generally carry a lower margin than aftermarket parts, and the first half of 2019 also includes more inter-segment construction services performed for the SPIG U.S. loss contract described in Note 4, which carries no margin because the contract is in a loss position. Warranty expense in the second quarter of 2018 included $5.3 million of specific provisions on certain contracts in the B&W segment for specific technical matters and customer requirements.

Adjusted EBITDA in the Babcock & Wilcox segment increased 99%, or $13.9 million, to $28.0 million in the six months ended June 30, 2019 compared to $14.1 million in the corresponding period in 2018, which is mainly attributable to the improvement in gross profit described above and results of cost savings and restructuring initiatives results partly offset by increases in overhead being absorbed by the segment that were previously absorbed by other segments.

Vølund & Other Renewable Segment Results

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$33,695	$55,002	$(21,307)	$63,227	$114,960	$(51,733)
Gross profit (loss)	$5,057	$(69,329)	$74,386	$2,201	$(119,778)	$121,979
Adjusted EBITDA	$(779)	$(78,603)	$77,824	$(9,642)	$(140,357)	$130,715
Gross profit %	15.0%	(126.0)%		3.5%	(104.2)%

Three Months Ended June 30, 2019 and 2018

Revenues in the Vølund & Other Renewable segment decreased 39%, or $21.3 million to $33.7 million in the second quarter of 2019 compared to $55.0 million in the second quarter of 2018. The reduction in revenue primarily relates to the September 17, 2018 divestiture of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, that had previously generated annual revenues of approximately $60 million. Revenue was also lower due to the level of activity and changes in estimates in the Engineer, Procure and Construct ("EPC") loss contracts, as described in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. Our revenue in 2019 was also affected by a previous change in strategy for the Vølund business. In 2017, we redefined our approach to bidding on and executing renewable energy contracts, under which we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We expect this lower, more focused scope to result in lower levels of revenue, but better execution on future work. Additionally, we previously made the decision to limit bidding on Vølund renewable energy contracts while we focused on progressing the EPC loss contracts, and that previous limit on bidding has resulted in lower revenue in 2019. Future year-over-year comparisons will also be affected by the sale of Loibl, a materials handling business in Germany, effective May 31, 2019 as described in Note 25. Prior to the divestiture, Loibl was part of the Vølund & Other Renewable segment and had revenues of approximately $30 million for the year ended December 31, 2018.

Gross profit in the Vølund & Other Renewable segment increased $74.4 million to $5.1 million in the second quarter of 2019 compared to $(69.3) million in the second quarter of 2018. In the second quarter of 2018, we recorded $57.3 million in net losses including warranty resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. Only $3.2 million of equivalent losses were recorded in the second quarter of 2019 inclusive of warranty, which were partially offset by $5.9 million for additional insurance recovery settlements that were collected and are expected to be collected in the third quarter 2019. Beyond the effect of the loss contracts, the second quarter 2019 gross profit included lower levels of direct overhead support and warranty expense, offset by the absence of gross profit from PBRRC as a result of its September 2018 sale as described above. Changes in estimated costs to complete the six European Vølund EPC loss contracts includes changes in estimated warranty costs, which was a reduction of $3.9 million in the second quarter of 2019 related to developments in the quarter stemming from the March 29, 2019 settlement agreement compared to a $15.1 million increase in the second quarter of 2018 based on experience from the startup and commissioning activities in that period.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $77.8 million to $(0.8) million in the second quarter of 2019 compared to $(78.6) million in the second quarter of 2018. The improvement was primarily due to gross profit, as described above. Additionally, SG&A was lower, reflecting the benefits of restructuring, lower indirect support cost of the EPC loss contracts, lower proposal costs and active reductions in discretionary spend.

Additional information about the changes in the estimated revenue and costs to complete these European Vølund EPC loss contracts, the March 29, 2019 settlement of the second and fifth loss contracts, changes in the warranty accruals and the insurance receivable is included in Note 4.

Six Months Ended June 30, 2019 and 2018

Revenues in the Vølund & Other Renewable segment decreased 45%, or $51.7 million to $63.2 million in the six months ended June 30, 2019 compared to $115.0 million in the corresponding period in 2018. The reduction primarily relates to the September 17, 2018 divestiture of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, that had previously generated annual revenues of approximately $60 million. Revenue was also lower due to the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described above and in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. Our revenue in 2019 was also affected by a previous change in strategy for the Vølund business and a previous decision to limit bidding on Vølund renewable energy contracts while we focused on progressing the EPC loss contracts, both of which are described above. Future year-over-year comparisons will also be affected by the sale of Loibl, a materials handling business in Germany, effective May 31, 2019 as described in Note 25. Loibl had revenue of approximately $30 million in the year ended December 31, 2018.

Gross profit in the Vølund & Other Renewable segment increased $122.0 million to $2.2 million in the six months ended June 30, 2019 compared to $(119.8) million in the corresponding period in 2018. In the six months ended June 30, 2019 and June 30, 2018, we recorded $7.4 million and $110.0 million in net losses including warranty, respectively, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts, which were partially offset by $5.9 million for additional insurance recovery settlements that were collected and are expected to be collected in the third quarter 2019. Beyond the effect of the loss contracts, gross profit for the six months ended June 30, 2019 included lower levels of direct overhead support and warranty expense, offset by the absence of gross profit from PBRRC as a result of its September 2018 sale as described above. Changes in estimated costs to complete the six European Vølund EPC loss contracts includes changes in estimated warranty costs, which was a reduction of $3.9 million in the second quarter of 2019 related to developments in the quarter stemming from the March 29, 2019 settlement agreement compared to a $15.1 million increase in the second quarter of 2018 based on experience from the startup and commissioning activities in that period.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $130.7 million to $(9.6) million in the six months ended June 30, 2019 compared to $(140.4) million in the corresponding period of 2018. The improvement was primarily due to the gross profit variance, as described above. Additionally, SG&A was lower, reflecting the benefits of restructuring, lower indirect support cost of the EPC loss contracts, lower proposal costs and active reductions in discretionary spend.

Additional information about the changes in the estimated revenue and costs to complete these European Vølund EPC loss contracts, the March 29, 2019 settlement of the second and fifth loss contracts, changes in the warranty accruals and the insurance receivable is included in Note 4.

SPIG Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$22,834	$46,015	$(23,181)	$51,736	$82,759	$(31,023)
Gross profit (loss)	$2,388	$79	$2,309	$6,064	$(2,672)	$8,736
Adjusted EBITDA	$(142)	$(6,222)	$6,080	$517	$(13,532)	$14,049
Gross profit %	10.5%	0.2%		11.7%	(3.2)%

Three Months Ended June 30, 2019 and 2018

Revenues in the SPIG segment decreased 50%, or $23.2 million, to $22.8 million in the second quarter of 2019 from $46.0 million in the second quarter of 2018. The decrease is primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit in the SPIG segment increased $2.3 million, to $2.4 million in the second quarter of 2019, compared to $0.1 million in the second quarter of 2018. The improvement begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG gross profit (loss) in the second quarter of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which is expected to be compete in the third quarter of 2019.

Adjusted EBITDA in the SPIG segment improved $6.1 million to $(0.1) million in the second quarter of 2019 compared to $(6.2) million in the second quarter of 2018, driven by the improvement to gross profit and the benefits of cost savings and restructuring initiatives.

Six Months Ended June 30, 2019 and 2018

Revenues in the SPIG segment decreased 37%, or $31.0 million, to $51.7 million in the six months ended June 30, 2019 from $82.8 million in the corresponding period in 2018. The decrease is primarily due to lower volume of new build cooling systems services following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products and a lower volume of aftermarket cooling system services.

Gross profit in the SPIG segment increased $8.7 million, to $6.1 million in the six months ended June 30, 2019, compared to $(2.7) million in the corresponding period in 2018. The improvement begins to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG gross profit (loss) in the six months ended June 30, 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the U.S., which is expected to be compete in the third quarter of 2019.

Adjusted EBITDA in the SPIG segment improved $14.0 million to $0.5 million of adjusted EBITDA income in the six months ended June 30, 2019 compared to $(13.5) million in the corresponding period in 2018, driven by the improvement to gross profit and the benefits of cost savings and restructuring initiatives.

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

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Babcock & Wilcox	$140	$132	$327	$403
Vølund & Other Renewable(1)(2)	(78)	(23)	(59)	23
SPIG	18	18	30	45
Other/eliminations	(13)	(1)	(15)	(2)
Bookings	$67	$126	$283	$469

(1)
Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Vølund & Other Renewable bookings in the three months ended June 30, 2019 and 2018 was $(4.0) million and $(30.3) million, respectively, and the foreign exchange impact on Vølund & Other Renewable bookings in the six months ended June 30, 2019 and 2018 was $(0.5) million and $(12.3) million, respectively.

(2) In the three and six months ended June 30, 2019, Vølund & Other Renewable includes debookings of $19 million related to the sale of Loibl and $72 million related to a 15-year operations and maintenance contract previously expected to follow completion of the fifth European Vølund EPC loss contract, which was cancelled following the settlement agreement described in Note 4 .

	Six months ended June 30,
(In approximate millions)	2019	2018
Babcock & Wilcox	$323	$500
Vølund & Other Renewable(1)	205	916
SPIG	65	137
Other/eliminations	(8)	(35)
Backlog	$585	$1,518

(1)
Vølund & Other Renewable backlog at June 30, 2019, includes $169 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at June 30, 2019, we expect to recognize revenues as follows:

(In approximate millions)	2019	2020	Thereafter	Total
Babcock & Wilcox	$173	$82	$68	$323
Vølund & Other Renewable	28	22	155	205
SPIG	21	14	30	65
Other/eliminations	(2)	—	(6)	(8)
Expected revenue from backlog	$220	$118	$247	$585

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $3.2 million to $9.4 million in the second quarter of 2019 as compared to $6.2 million in the second quarter of 2018, primarily due to incentive compensation, partly offset by the benefits of restructuring and discretionary spend reductions. In the second quarter of 2018, incentive compensation accruals were reduced based on the company's performance, and in the second quarter of 2019 additional incentive compensation was awarded related to achieving the EPC contract settlements and financing arrangements.

Corporate costs decreased $3.5 million to $14.4 million in the six months ended June 30, 2019 as compared to $17.8 million in the six months ended June 30, 2018, primarily due to the benefits of restructuring, discretionary spend reductions, partly offset by incentive compensation awards in the second quarter of 2019.

Allocations are excluded from discontinued operations, and accordingly, $2.9 million and $5.7 million of indirect costs that were previously absorbed by the MEGTEC and Universal businesses were included as other unallocated costs in Corporate for the three and six months ended June 30, 2018, respectively.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $0.4 million to $4.8 million in the second quarter of 2019 as compared to $5.1 million in the second quarter of 2018, primarily due to a decrease in financial advisory fees, partly offset by an increase in legal fees related to pursuit of insurance recoveries.

Advisory fees and settlement costs increased by $10.2 million to $18.4 million in the six months ended June 30, 2019 as compared to $8.2 million in the six months ended June 30, 2018, primarily due to settlement cost to exit a certain Vølund contract as described in Note 4, an increase in legal fees related to liquidity planning and pursuit of insurance recoveries, partly offset by a decrease in financial advisory fees.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $0.7 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Research and development expenses totaled $1.5 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. The reductions for the three and six months ended June 30, 2019 resulted primarily from restructuring and cost-control initiatives.

Restructuring

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund business and our liquidity needs. Severance actions across our business units, including executive severances, resulted in $0.9 million and $3.8 million of expense in the three months ended June 30, 2019 and 2018, respectively. Severance actions across our business units, including executive severances, resulted in $7.0 million and $10.7 million of expense in the six months ended June 30, 2019 and 2018, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of June 30, 2019, $0.7 million of total severance expense is remaining to be recognized based on actions taken through that date.

Our restructuring actions and other additional cost reductions since the second quarter of 2018 are targeting to save approximately $100 million annually once fully implemented.

Goodwill Impairment

Goodwill and other intangible assets are required to be tested for impairment annually or earlier if there are impairment indicators. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit, after which it did no have any remaining goodwill. Since June 30, 2018, all remaining goodwill is related to the Babcock & Wilcox segment as described in Note 7.

Equity in Income (Loss) of Investees

At June 30, 2019, we do not have any remaining investments in equity method investees. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity income of investees in the Condensed Consolidated Statement of Operations. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange in our Condensed Consolidated Statement of Operations. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. These other-than-temporary-impairment losses were classified in equity income of investees in the Condensed Consolidated Statements of Operations.

Depreciation and Intangible Asset Amortization

Depreciation expense was $5.4 million and $4.9 million in the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $11.5 million and $9.8 million in the six months ended June 30, 2019 and 2018, respectively.

We recorded intangible asset amortization expense of $1.1 million and $2.0 million in the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $4.1 million in the six months ended June 30, 2019 and 2018, respectively.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019. We do not expect to incur significant relocation costs; however, we expect $7.9 million of accelerated depreciation to be recognized through mid-2019, of which $2.0 million and $4.0 million was recognized during the three and six months ended June 30, 2019, respectively, and $7.3 million has been recognized cumulatively, since the decision to relocate in the third quarter of 2018.

Pension and Other Postretirement Benefit Plans

We recognize pension benefit from our defined benefit and other postretirement benefit plans, which are based on actuarial calculations. We recognize benefit primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits, excluding MTM adjustments were $3.3 million and $6.5 million in the three months ended June 30, 2019 and 2018, respectively, and $6.8 million and $13.5 million in the six months ended June 30, 2019 and 2018, respectively.

Our pension costs also include MTM adjustments from time to time, as described further in Note 12. Interim MTM charges are a result of curtailments or settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the even giving rise to the MTM adjustment.

Lump sum payments from our Canadian Plans resulted plan settlements during the first and second quarters of 2019. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities that were losses of $0.9 million and $1.3 million in the three and six months ended June 30, 2019, respectively.

Refer to Note 12 for further information regarding our pension and other postretirement plans. Other than service cost of $0.2 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million in the six months ended June 30, 2019 and 2018, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments.

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

Foreign exchange was a gain of $9.5 million and a loss of $0.6 million for the three and six months ended June 30, 2019, respectively, and was a loss of $20.2 million and $17.7 million for the three and six months ended June 30, 2018, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2019 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
(In thousands, except for percentages)	2019	2018	$ Change	2019	2018	$ Change
Loss before income taxes	(26,444)	(211,605)	$185,161	$(75,684)	(321,481)	$245,797
Income tax expense (benefit)	1,891	(1,934)	$3,825	$2,517	5,029	$(2,512)
Effective tax rate	(7.2)%	0.9%		(3.3)%	(1.6)%

Our income tax expense in the second quarter of 2019 reflects a full valuation allowance against our net deferred tax assets. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future, and valuation allowances are recorded when the ability to utilize those deferred tax assets to reduce taxable income in the foreseeable future is less than more likely than not. Valuation allowances do not limit our ability to use deferred tax assets in the future. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the second quarter of 2019 is not reflective of the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In the second quarter of 2018, our effective tax rate was also affected by valuation allowances related to losses incurred in certain jurisdictions. Additionally, we operated in numerous countries that have statutory tax rates that differ from that of the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly affected by mark to market adjustments related to our pension and postretirement plans, which have been primarily in the United States, and the impact of discrete items and other nondeductible expenses.

Loss before provision for income taxes generated in the United States and foreign locations for the three and six months ended June 30, 2019 and 2018 is presented in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
United States	$(25,281)	$(66,146)	$(37,505)	$(91,170)
Other than the United States	(1,163)	(145,459)	(38,179)	(230,311)
Loss before provision for (benefit from) income taxes	$(26,444)	$(211,605)	$(75,684)	$(321,481)

See Note 20 for explanation of differences between our effective income tax rate and our statutory rate. Note 20 also describes the impact of an "ownership change" under Section 382 of the Internal Revenue Code ("IRC"). The Equitization Transactions described in Note 18 have resulted in an "ownership change" under IRC Section 382.

Liquidity and Capital Resources

Liquidity

To address our liquidity needs and the going concern uncertainty, we have taken the following actions in 2019 as follows:

•
completed equitization transactions on July 23, 2019 as described in Note 18 and Note 17, which included an exchange of all of the outstanding balance of Tranche A-1 of the Last Out Term Loans for equity and a rights offering to raise $50.0 million that was used to fully repay Tranche A-2 of the Last Out Term Loans and to reduce a portion of the outstanding principal under Tranche A-3 of the Last Out Term Loans;

•	executed a one-for-ten reverse stock split of our issued and outstanding common stock, which became effective on July 24, 2019;

•
completed the sale of a non-core materials handling business in Germany, Loibl GmbH ("Loibl") effective May 31, 2019 for €10.0 million (approximately $11.4 million), subject to adjustment, resulting in net receipt of $7.4 million;

•
received $150.0 million in face value from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 14, from B. Riley FBR, Inc., a related party, on April 5, 2019;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans, described in Note 14, from B. Riley Financial, Inc. (together with its affiliates, including B. Riley FBR, Inc., "B. Riley"), a related party, on March 20, 2019;

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over five of the six European Vølund EPC loss contracts to the customers by the end of second quarter of 2019, partly facilitated by a settlement related to the second and fifth loss contracts as described in Note 4, which was funded with proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 4 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, whereby our obligations and our risk from acting as the prime EPC should the project move forward was eliminated;

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the first plan year remains under review by the IRS and the waiver request for the second plan year is expected to be filed later in 2019 or early 2020.

Management believes it has taken and is continuing to take prudent actions to address the substantial doubt regarding our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face because some matters may not fully be in our control. Amendment No. 16 to the Amended Credit Facility also created a new event of default for failure to terminate the existing U.S. Revolving Credit Facility on or prior to March 15, 2020, which is within twelve months of the date of this filing. Our ability to comply with the financial and other covenants of the Amended Credit Facility through that date are dependent upon achieving our forecasted financial results. While management believes it will be able to obtain additional financing to replace our U.S. Revolving Credit facility, the ability to do so will depend on credit markets and other matters that are outside of our control.

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available.

On November 27, 2018, we received written notification (the "NYSE Notice"), from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We can regain compliance with the minimum per share average closing price standard at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, we have (i) a closing share price of at least $1.00 and (ii) an average closing price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We completed a reverse stock split effective as of July 24, 2019 to regain compliance, but there is no guarantee that this reverse stock split will enable us to cure this deficiency. Our common stock could also be delisted if we fail to satisfy any other continued listing standards. For example, based on our current shareholders' equity, our common stock may be subject to delisting if our average market capitalization over a consecutive 30-trading-day period is less than $50.0 million, subject to our ability to regain compliance with this listing standard during an applicable cure period.

On July 11, 2019, the Company's board of directors approved a reverse stock split of one-for-ten on the Company's issued and outstanding common stock which became effective on July 24, 2019. The one-for-ten reverse stock split automatically converted every ten shares of the Company's outstanding and treasury common stock prior to the effectiveness of the reverse stock split into one share of common stock. No fractional shares were issued in the reverse stock split. Instead, stockholders who would otherwise have held fractional shares received cash payments (without interest) in respect of such fractional shares. The reverse stock split did not impact any stockholder's percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to increase the market price per share of the Company's common stock to allow the Company to regain compliance with the NYSE's continued listing standards relating to minimum price per share pending final approval by the NYSE.

Cash as of June 30, 2019 and Cash Flows for the six months ended June 30, 2019 and 2018

At June 30, 2019, our unrestricted cash and cash equivalents totaled $35.2 million and we had total debt of $367.5 million. Our foreign business locations held $30.9 million of our total unrestricted cash and cash equivalents at June 30, 2019. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At June 30, 2019, we had approximately $18.6 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $193.0 million in the six months ended June 30, 2019, which was primarily due to funding settlements related to European Vølund EPC contracts as described in Note 4, progress against accrued losses on the six European Vølund EPC loss contracts and working capital build within the Babcock & Wilcox segment related to the timing and mix of work. In the six months ended June 30, 2018, cash used in operations was $150.6 million and primarily related to funding progress on the six European Vølund EPC loss contracts in the Vølund & Other Renewable segment, corporate overhead (inclusive of interest, pension and other postretirement benefits, financial advisory services, restructuring and spin costs, and research and development) and working capital build within the Babcock & Wilcox segment related to the timing and mix of work.

Cash flows from investing activities provided net cash of $5.2 million in the six months ended June 30, 2019, primarily from proceeds received from the sale of Loibl for $7.4 million. In the six months ended June 30, 2018, net cash provided by investing activities was $24.2 million, primarily related to the sale of our equity method investment in BWBC for $21.1 million and the sale of a small emissions monitoring business for $5.1 million which were offset by $4.4 million of capital expenditures.

Cash flows from financing activities provided net cash of $175.1 million in the six months ended June 30, 2019, primarily related to $151.4 million of proceeds from the Last Out Term Loans and $39.5 million of net borrowings from the U.S. Revolving Credit Facility, partly offset by $14.4 million of financing fees. Net cash provided by financing activities in the six months ended June 30, 2018 was $122.1 million and included gross proceeds received from the rights offering of $248.4 million, which $212.6 million was used to repay the Second Lien Term Loan and the remainder was also used to fund operations. Cost associated with the financing activity in the six months ended June 30, 2018 totaled $10.0 million.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into "the Amended Credit Agreement" with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. As of June 30, 2019, we were in compliance with the terms of the Amended Credit Agreement inclusive of Amendments No. 16 and No. 17. On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarifies the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and resets the loss basket for certain Vølund contracts to $15.0 million commencing with the quarter ending March 31, 2019.

Amendment No. 16 to the Amended Credit Agreement also created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020. The U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $347.0 million (reduced to $340.0 million in July 2019 as a result of the Loibl divestiture described in Note 25), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

The Amended Credit Agreement and our cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 18; such Last Out Term Loan prepayments are further limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through June 30, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 19. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee reduction from 2.5% to 1.5% became effective October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

In connection with Amendment No. 16, a contingent consent fee of $13.9 million (4.0% of total availability) is payable on December 15, 2019, but will be waived if certain actions are undertaken to refinance the facility by that date. We recorded the contingent consent fee as part of deferred financing fees in other current assets in the Condensed Consolidated Balance Sheets because it has been earned but may be waived, and it is being amortized to interest expense. See further discussion in Note 19. Amendment No. 16 to the U.S. Revolving Credit Facility also established a deferred ticking fee of 1.0% of total availability that is payable if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019.  No expense has been recognized for the deferred ticking fee because the company believes it is not probable of being earned by the lenders.

The Amended Credit Agreement includes financial covenants that are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. These include a maximum permitted senior debt leverage ratio and a minimum consolidated interest coverage ratio, each as defined in the Amended Credit Agreement. Compliance with these ratios was waived with respect to the quarter ended December 31, 2018 and new ratios were established in Amendment No. 16 commencing with the quarter ended March 31, 2019. Amendment No. 16 also, among other items, (1) modifies the definition of EBITDA in the Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduces to $30 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allows for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changes the consolidated interest coverage and senior leverage coverage covenant ratios, (5) decreases the relief period borrowing sublimit, (6) changes or removes certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permits letters of credit to expire one year after the maturity of the revolving credit facility, (8) creates a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, (9) establishes a deferred ticking fee of 1.0% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019 and (10) provides for a contingent consent fee of 4.0% if certain actions are not undertaken to refinance the facility by December 15, 2019. Amendment No. 17, among other items, (1) clarifies from Amendment No. 16 the definition of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and (2) resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019.

Effective beginning April 5, 2019 with Amendment No. 16, the remaining maximum permitted senior debt leverage ratios, as defined in the Amended Credit Agreement, are as follows:

•9.25:1.00 for the quarter ending June 30, 2019
•6.75:1.00 for the quarter ending September 30, 2019
•6.00:1.00 for the quarter ending December 31, 2019
•3.50:1.00 for the quarter ending March 31, 2020
•3.25:1.00 for the quarter ending June 30, 2020

Effective beginning April 5, 2019 with Amendment No. 16, the remaining minimum consolidated interest coverage ratios, as defined in the Amended Credit Agreement, are as follows:

•0.90:1.00 for the quarter ending June 30, 2019
•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At June 30, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $184.4 million at a weighted average interest rate of 9.13%. Usage under the U.S. Revolving Credit Facility consisted of $184.4 million of borrowings, $29.2 million of financial letters of credit and $114.8 million of performance letters of credit. At June 30, 2019, we had approximately $18.6 million available for borrowings or to meet letter of credit requirements primarily based on our overall facility size and our borrowing sublimit. The closing of the Loibl sale in June 2019 increased our borrowing capacity by $8.5 million due to the release of a performance letter of credit, effective June 24, 2019. In July 2019, the U.S. Revolving Credit Facility was reduced by $7.0 million due to the sale of Loibl, in accordance with the terms of the Amended Credit Agreement.

Foreign Revolving Credit Facilities

Outside of the United States, we had revolving credit facilities in Turkey that were used to provide working capital to local operations. At December 31, 2018, we had aggregate borrowings under these facilities of $0.6 million whose weighted average interest rate was 40.0%. In 2018, our banking counterparties in Turkey began requiring the conversion of these revolving credit facilities to be denominated in Turkish liras instead of euros, resulting in correspondingly higher market interest rates. As of January 4, 2019, the foreign revolving credit facilities were paid in full and closed.

Last Out Term Loans

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of June 30, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the Amended Credit Agreement (as described above).

As of June 30, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. Upon completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on all outstanding Last Out Term Loans under the Amended Credit Agreement became a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-1 was 15.98% and 25.38% on June 30, 2019 and December 31, 2018, respectively. Interest expense associated with the Last Out Term Loans is detailed in Note 19. Amendment No. 16 also permitted prepayment of up to $86.0 million of the Last Out Term Loans as contemplated under the Equitization Transactions described in Note 18.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party, who held the full amount of Tranche A-1 at June 30, 2019. The original face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 18) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 18, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of the Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt.

As of June 30, 2019, Tranche A-1 was payable in full on December 31, 2020, the maturity date. Tranche A-1 may be prepaid, subject to the subordination provisions, but not re-borrowed. As described in Note 18, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

Tranche A-2

On March 19, 2019, we entered into an amendment and limited waiver ("Amendment No. 15") to our Amended Credit Agreement, which allowed us to borrow $10.0 million of net proceeds from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. Interest rates were adjusted with Amendment No. 16 as described above. The total effective interest rate of Tranche A-2 was 15.93% on June 30, 2019. As of June 30, 2019, Tranche A-2 was payable in full on December 31, 2020 and may be prepaid, subject to the subordination provisions, but not re-borrowed. Interest rates of Tranche A-2 are described above. As described in Note 18, Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions.

Tranche A-3

Under Amendment No. 16, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. An additional discount was recorded upon shareholder approval of the warrants and Equitization Transactions. These additional discounts totaled $8.1 million, which included $6.1 million for the estimated fair value of warrants issued to B. Riley, a related party, as described in Note 15 and Note 18 and $2.0 million for the intrinsic value of the beneficial conversion feature that allows conversion of a portion of the Tranche A-3 to equity under the Backstop Commitment described in Note 18. Both the warrants and the Backstop Commitment were contemplated in connection of the original extension of Tranche A-3.

Interest rates for Tranche A-3 are described above. The total effective interest rate of Tranche A-3 was 23.79% on June 30, 2019. Tranche A-3 may be prepaid, subject to the subordination provisions and as contemplated under the Equitization Transactions as described above and in Note 18, but not re-borrowed. As part of the July 23, 2019 Equitization Transactions described in Note 18, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment.
Immediately after completion of the Equitization Transactions, the Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and $114.0 million including accrued paid-in-kind interest was outstanding on Tranche A-3, and it bears interest at a fixed rate of 12.0% per annum payable in cash.

Equitization Transactions

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
A $50.0 million rights offering ("2019 Rights Offering") as described in Note 17, for which B. Riley FBR, Inc. agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 166,666,667 shares of common stock were issued (16,666,666 shares of common stock after the reverse stock split), of which 125,891,701 shares (12,589,170 shares after the reverse stock split) were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 13,333,333 shares (1,333,333 shares after the reverse stock split) were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 27,441,633 shares (2,744,163 shares after the reverse split) were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans. Shares issued in the 2019 Rights Offering and under the Backstop Commitment were then subject to the one-for-ten reverse stock split described in Note 1 and Note 16.

•	$10.3 million of the proceeds of 2019 Rights Offering were used to fully repay Tranche A-2 of the Last Out Term Loans including accrued paid-in-kind interest.

•
$31.5 million of the proceeds of the 2019 Rights Offering were used to partially prepay Tranche A-3 of the Last Out Term Loans including paid-in-kind interest. The total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment described above.

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 127,207,856 shares (12,720,785 shares after the reverse stock split) of common stock (107,207,856 shares (10,720,785 shares after the reverse stock split) to Vintage and 20,000,000 shares (2,000,000 shares after the reverse stock split) to affiliates of B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by affiliates of B. Riley and the remainder was held by Vintage. Shares issued under the Debt Exchange were then subject to the one-for-ten reverse stock split described in Note 1 and Note 16.

•
16,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley. The warrants were subsequently adjusted for the one-for-ten reverse stock split described in Note 1, which adjusted the number of warrants to 1,666,666 and the exercise price remained $0.01.

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum payable in cash and continues to bear the other terms described in Note 14. Based on Schedule 13D filings made by B. Riley and Vintage, as a result of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2019 and December 31, 2018 was $129.2 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.3 million as of June 30, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $28.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $215.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

2019 Rights Offering - Subsequent Event

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock (the "2019 Rights Offering"). The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.7 million for the three and six months ended June 30, 2019.

The 2019 Rights Offering resulted in the issuance of 139.3 million common shares (13.9 million common shares after the reverse stock split) as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 18, the Company issued an aggregate of 27.4 million common shares (2.7 million common shares after the reverse stock split) in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 24. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions described in Note 18 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

2018 Rights Offering

On March 19, 2018, we distributed to holders of our common stock one nontransferable subscription right to purchase 1.4 million common shares for each common share held as of 5:00 p.m., New York City time, on March 15, 2018 at a price of

$3.00 per common share (the "2018 Rights Offering"). On April 10, 2018, we extended the expiration date and amended certain other terms regarding the 2018 Rights Offering. As amended, each right entitled holders to purchase 2.8 million common shares at a price of $2.00 per share. The 2018 Rights Offering expired at 5:00 p.m., New York City time, on April 30, 2018. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2018 Rights Offering did not include an oversubscription privilege.

The 2018 Rights Offering resulted in the issuance of 124.3 million common shares (12.4 million common shares after the reverse stock split) on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million. The shares issued in the 2018 Rights Offering were then subject to the one-for-ten reverse stock split described in Note 1.

Warrants

On July 23, 2019, 16,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 18. Each warrant was to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley. The warrants were subsequently adjusted for the one-for-ten reverse stock split described in Note 1, which adjusted the number of warrants to 1,666,666 and the exercise price remained $0.01 per share.

The warrants were contemplated in the April 5, 2019 Letter Agreement (defined in Note 18) and on June 14, 2019, the issuance of the warrants was approved by stockholders in the Company's annual stockholder meeting, which established the grant date for accounting purposes. The grant date fair value of the warrants was estimated to be $6.1 million using the Black-Scholes option pricing model. The warrants may not be put back to the Company for cash, and they qualify for equity classification. The grant date value of the warrants was included as part of the original-issue discount based on the relative fair value method for Tranche A-3 of the Last Out Term Loans described in Note 14 because the value was part of the consideration required by the Tranche A-3 lender in order to extend the Tranche A-3 loans.

Common Shares

On June 14, 2019, after approval of the stockholders at the Company's annual meeting of stockholders, the Company amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 200,000,000 shares to 500,000,000 shares to allow for the Equitization Transactions described in Note 18. The reverse stock split on July 24, 2019, described in Note 1 did not affect the number of authorized shares.

On June 14, 2019, at the Company's annual meeting of stockholders, upon the recommendation of the Company's Board of Directors, the stockholders approved the Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (amended and restated as of June 14, 2019) (the "Fourth Amended and Restated 2015 LTIP"), which became effective upon such stockholder approval. The Fourth Amended and Restated 2015 LTIP, among other immaterial changes, increases the number of shares available for awards by 17,000,000 shares to a total of 29,271,731 shares of the Company's common stock, subject to adjustment as provided under the plan document. The increase in the maximum number of shares available for awards will allow us to establish the previously announced equity pool of 16,666,666 shares of its common stock for issuance for long-term incentive planning purposes.

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

On May 4, 2018, we fully repaid the Second Lien Term Loan Facility using $212.6 million of the proceeds from the 2018 Rights Offering, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment. See Note 19 for the Second Lien Term Loan Facility's interest expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the six months ended June 30, 2019.

Adoption of ASU 2016-02, Leases (Topic 842), did not have a material effect on our critical accounting policies and estimates. See Note 9 for further discussion.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

There were no other changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A small number of our stockholders could significantly influence our business and affairs.

As of July 23, 2019, Steel Partners Holdings, L.P., Vintage Capital Management, LLC ("Vintage"), and B. Riley FBR, Inc. ("B. Riley") beneficially owned approximately 12.4%, 32.8%% and 18.4% of our outstanding common stock and warrants, respectively (based on each entity's holdings reported on its most recent Schedule 13D filed with the SEC). Accordingly, a small number of our stockholders could be able to control matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. These stockholders can also take actions that have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our common stock, which could prevent other stockholders from receiving a premium for their shares. Further, these stockholders may also choose to sell a controlling position in our company in a privately negotiated transaction where they (but not our other stockholders) realize a control premium in connection with the sale. Any of these actions may be taken even if other stockholders oppose them.

B. Riley and Vintage are each significant stockholders of, and lenders to, the Company. A total of six of our seven directors on the Board have been designated by either Vintage or B. Riley pursuant to the Investor Rights Agreement. In addition, we are party to a consulting agreement with B. Riley for the services of our Chief Executive Officer. We are also party to a registration rights agreement with each of B. Riley and Vintage regarding the shares of common stock they hold. These various agreements and relationships may result in B. Riley and Vintage, and any associated directors and officers of the Company, having interests that may be different from those of our stockholders generally. B. Riley and Vintage are financial firms that invest in other companies and securities, including companies that may be our competitors.

We may become a "controlled company" within the meaning of NYSE listing standards. Consequently, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements.

B. Riley and Vintage, together, own more than 50% of our common stock, and, as a result, we may at some point in the future seek to be treated as a controlled company within the meaning of the NYSE listing standards. Under the NYSE listing standards, a controlled company may elect to not comply with certain NYSE corporate governance standards, including the requirements that (i) a majority of the Board of Directors consist of independent directors, (ii) it maintain a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, (iii) it have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (iv) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We may in the future utilize any of these exemptions and others afforded to controlled companies, subject to the terms of any settlement agreement we may enter into in connection with the Federal Court Derivative Litigation and State Court Derivative Litigation described in Note 21 to the unaudited Condensed Consolidated Financial Statements in Part I of this report. Consequently, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended June 30, 2019.

Period	Total number of shares purchased (1) (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2019	59	$4.40	—	$—
May 2019	126	$3.10	—	$—
June 2019	—	$—	—	$—
Total	185	$3.52	—	$—
(1) Repurchased shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.
(2) Total number of shares purchased and average price paid per share reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

Item 6. Exhibits

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876))

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Babcock & Wilcox Enterprises, Inc., as filed with the Secretary of State of the State of Delaware on June 14, 2019 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876))

3.3
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of Babcock & Wilcox Enterprises, Inc., as filed with the Secretary of State of the State of Delaware on July 23, 2019 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876))

10.1*
Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876))

10.2
Letter Agreement, dated April 5, 2019, among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876))

10.3
Backstop Exchange Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc. and B. Riley FBR, Inc. (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 30, 2019 (File No. 001-36876))

10.4
Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 30, 2019 (File No. 001-36876))

10.5
Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 30, 2019 (File No. 001-36876))

10.6	Form of Warrant (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876))

10.7
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019).

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

BABCOCK & WILCOX ENTERPRISES, INC.

August 8, 2019	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)