Form 10-Q
period 2019-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2019-11-07
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 1, 2019 was 46,340,524.

BABCOCK & WILCOX ENTERPRISES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenues	$198,644	$294,963	$678,695	$839,476
Costs and expenses:
Cost of operations	158,273	284,501	563,171	894,249
Selling, general and administrative expenses	35,956	45,022	120,431	151,537
Goodwill impairment	—	—	—	37,540
Advisory fees and settlement costs	4,474	7,244	22,862	15,475
Restructuring activities and spin-off transaction costs	2,556	2,863	9,571	13,551
Research and development costs	828	452	2,281	2,881
(Gain) loss on asset disposals, net	(266)	28	(224)	1,412
Total costs and expenses	201,821	340,110	718,092	1,116,645
Equity in income and impairment of investees	—	—	—	(11,757)
Operating loss	(3,177)	(45,147)	(39,397)	(288,926)
Other (expense) income:
Interest expense	(29,463)	(10,419)	(67,434)	(35,748)
Interest income	112	172	872	432
Loss on debt extinguishment	—	—	(3,969)	(49,241)
Gain (loss) on sale of business	—	39,731	(3,601)	39,731
Benefit plans, net	3,571	10,756	9,072	24,839
Foreign exchange	(26,735)	(4,939)	(27,382)	(22,680)
Other – net	(255)	(45)	208	221
Total other (expense) income	(52,770)	35,256	(92,234)	(42,446)
Loss before income tax expense	(55,947)	(9,891)	(131,631)	(331,372)
Income tax expense	1,043	94,256	3,560	99,285
Loss from continuing operations	(56,990)	(104,147)	(135,191)	(430,657)
(Loss) income from discontinued operations, net of tax	—	(1,447)	694	(60,875)
Net loss	(56,990)	(105,594)	(134,497)	(491,532)
Net income (loss) attributable to noncontrolling interest	35	(94)	137	(357)
Net loss attributable to stockholders	$(56,955)	$(105,688)	$(134,360)	$(491,889)

Basic and diluted loss per share - continuing operations	$(1.39)	$(5.68)	$(5.21)	$(35.02)
Basic and diluted (loss) earnings per share - discontinued operations	—	(0.08)	0.03	(4.95)
Basic and diluted loss per share	$(1.39)	$(5.76)	$(5.18)	$(39.97)

Shares used in the computation of (loss) earnings per share:
Basic and diluted(1)	40,879	18,344	25,950	12,305
(1) Basic and diluted shares reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described in Note 2 and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(56,990)	$(105,594)	$(134,497)	$(491,532)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	21,433	296	23,714	12,036

Reclassification of CTA to net loss	—	2,595	3,176	551

Derivative financial instruments:
Unrealized gains (losses) on derivative financial instruments	—	103	(1,367)	1,102
Income tax (benefit) expense	—	(47)	—	241
Unrealized gains (losses) on derivative financial instruments, net of taxes	—	150	(1,367)	861
Derivative financial instrument (losses) gains reclassified into net loss	—	(502)	202	(1,641)
Income tax benefit	—	(110)	—	(358)
Reclassification adjustment for (losses) gains included in net loss, net of taxes	—	(392)	202	(1,283)

Derivative financial instruments reclassified to advanced billings on contracts	(197)	—	(197)	—

Benefit obligations:
Unrealized (losses) gains on benefit obligations, net of taxes	—	(11)	—	46

Amortization of benefit plan benefits	(515)	(168)	(1,385)	(1,918)
Income tax (benefit) expense	—	(46)	—	1,846
Amortization of benefit plan benefits, net of taxes	(515)	(122)	(1,385)	(3,764)

Other	—	—	—	(38)

Other comprehensive income	20,721	2,516	24,143	8,409
Total comprehensive loss	(36,269)	(103,078)	(110,354)	(483,123)
Comprehensive (loss) income attributable to noncontrolling interest	(88)	23	341	(175)
Comprehensive loss attributable to stockholders	$(36,357)	$(103,055)	$(110,013)	$(483,298)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$32,063	$43,214
Restricted cash and cash equivalents	11,282	17,065
Accounts receivable – trade, net	182,736	197,203
Accounts receivable – other	20,619	44,662
Contracts in progress	118,440	144,727
Inventories	64,526	61,323
Other current assets	65,325	41,425
Total current assets	494,991	549,619
Net property, plant and equipment	74,330	90,892
Goodwill	47,008	47,108
Intangible assets	26,432	30,793
Right-of-use assets	13,088	—
Other assets	16,761	27,085
Total assets	$672,610	$745,497

Revolving credit facilities	$191,700	$145,506
Last out term loans	101,888	30,649
Accounts payable	125,618	199,882
Accrued employee benefits	25,054	19,319
Advance billings on contracts	80,964	149,367
Accrued warranty expense	35,598	45,117
Lease liabilities	4,303	—
Other accrued liabilities	90,512	122,149
Total current liabilities	655,637	711,989
Pension and other accumulated postretirement benefit liabilities	271,917	281,647
Noncurrent lease liabilities	8,654	—
Other noncurrent liabilities	26,479	29,158
Total liabilities	962,687	1,022,794
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized 500,000 shares at September 30, 2019 and 200,000 shares at December 31, 2018, respectively; issued and outstanding 46,341 and 16,879 shares at September 30, 2019 and December 31, 2018, respectively (1)	4,694	1,748
Capital in excess of par value	1,142,208	1,047,062
Treasury stock at cost, 599 and 587 shares at September 30, 2019 and December 31, 2018, respectively (1)	(105,634)	(105,590)
Accumulated deficit	(1,352,274)	(1,217,914)
Accumulated other comprehensive income (loss)	12,711	(11,432)
Stockholders' deficit attributable to shareholders	(298,295)	(286,126)
Noncontrolling interest	8,218	8,829
Total stockholders' deficit	(290,077)	(277,297)
Total liabilities and stockholders' deficit	$672,610	$745,497
(1) Issued and outstanding common shares and treasury stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	7	—	404	(22)	—	—	—	382
Balance at March 31, 2019	16,886	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)
Net loss	—	—	—	—	(27,640)	—	(1)	(27,641)
Currency translation adjustments	—	—	—	—	—	(4,803)	(306)	(5,109)
Derivative financial instruments	—	—	—	—	—	(211)	—	(211)
Defined benefit obligations	—	—	—	—	—	(514)	—	(514)
Stock-based compensation charges	2	—	205	(1)	—	—	—	204
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Balance at June 30, 2019	16,888	$1,748	$1,055,759	$(105,613)	$(1,295,319)	$(8,010)	$8,400	$(343,035)
Net loss	—	—	—	—	(56,955)	—	(35)	(56,990)
Currency translation adjustments	—	—	—	—	—	21,433	123	21,556
Derivative financial instruments	—	—	—	—	—	(197)	—	(197)
Defined benefit obligations	—	—	—	—	—	(515)	—	(515)
Stock-based compensation charges	66	7	1,225	(21)	—	—	—	1,211
Rights Offering	13,922	1,392	40,376	—	—	—	—	41,768
Last Out Term Loan principal value exchanged for common stock	15,465	1,547	44,848	—	—	—	—	46,395
Dividends to noncontrolling interest	—	—	—	—	—	—	(270)	(270)
Balance at September 30, 2019	46,341	$4,694	$1,142,208	$(105,634)	$(1,352,274)	$12,711	$8,218	$(290,077)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2017	4,407	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$8,600	$190,703

Net (loss) income	—	—	—	—	(120,433)	—	98	(120,335)
Revenue recognition	—	—	—	—	(472)	—	—	(472)
Currency translation adjustments	—	—	—	—	—	1,179	(25)	1,154
Derivative financial instruments	—	—	—	—	—	(48)	—	(48)
Defined benefit obligations	—	—	—	—	—	(439)	—	(439)
Available-for-sale investments	—	—	—	—	38	(38)	—	—
Stock-based compensation charges	—	4	149	(720)	—	—	—	(567)
Balance at March 31, 2018	4,407	$503	$801,117	$(105,505)	$(613,017)	$(21,775)	$8,673	$69,996
Net (loss) income	—	—	—	—	(265,768)	—	165	(265,603)
Currency translation adjustments	—	—	—	—	—	8,517	(40)	8,477
Derivative financial instruments	—	—	—	—	—	(132)	—	(132)
Defined benefit obligations	—	—	—	—	—	(3,146)	—	(3,146)
Available-for-sale investments	—	—	—	—	(38)	—	—	(38)
Rights offering, net	12,426	1,243	243,907	—	—	—	—	245,150
Stock-based compensation charges	34	—	877	(26)	—	—	—	851
Balance at June 30, 2018	16,867	$1,746	$1,045,901	$(105,531)	$(878,823)	$(16,536)	$8,798	$55,555
Net (loss) income	—	—	—	—	(105,688)	—	94	(105,594)
Currency translation adjustments	—	—	—	—	—	2,891	(117)	2,774
Derivative financial instruments	—	—	—	—	—	(242)	—	(242)
Defined benefit obligations	—	—	—	—	—	(133)	—	(133)
Rights offering, net	—	—	(61)	—	—	—	—	(61)
Stock-based compensation charges	2	1	965	(20)	—	—	—	946
Balance at September 30, 2018	16,869	$1,747	$1,046,805	$(105,551)	$(984,511)	$(14,020)	$8,775	$(46,755)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(134,497)	$(491,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	19,123	24,487
Amortization of deferred financing costs, debt discount and payment-in-kind interest	42,185	10,121
Non-cash operating lease cost	4,134	—
Loss (gain) on sale of business	3,601	(39,731)
Loss on debt extinguishment	3,969	49,241
Goodwill impairment of discontinued operations	—	72,309
Goodwill impairment	—	37,540
Income from equity method investees	—	(6,605)
Other-than-temporary impairment of equity method investment in TBWES	—	18,362
(Gains) losses on asset disposals and impairments	(224)	1,922
Reserve for claims receivable	—	15,523
(Benefit from) provision for deferred income taxes, including valuation allowances	(722)	97,707
Mark to market gains and prior service cost amortization for pension and postretirement plans	(107)	(6,612)
Stock-based compensation, net of associated income taxes	1,841	2,002
Changes in assets and liabilities:
Accounts receivable	41,274	45,379
Contracts in progress and advance billings on contracts	(45,003)	(41,243)
Inventories	(6,571)	5,197
Income taxes	1,620	(6,866)
Accounts payable	(71,284)	(12,305)
Accrued and other current liabilities	(21,097)	28,829
Accrued contract loss	(49,820)	1,417
Pension liabilities, accrued postretirement benefits and employee benefits	(5,750)	(29,329)
Other, net	16,211	10,695
Net cash used in operating activities	(201,117)	(213,492)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,634)	(5,019)
Proceeds from sale of business	7,445	43,920
Proceeds from sale of equity method investments in joint venture	—	28,764
Purchases of available-for-sale securities	(3,469)	(17,823)
Sales and maturities of available-for-sale securities	5,132	18,216
Other, net	(382)	(379)
Net cash from investing activities	7,092	67,679

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	251,917	446,400
Repayments of our U.S. revolving credit facility	(205,117)	(350,100)
Repayments of our second lien term loan facility	—	(212,590)
Borrowings under Last Out Term Loan Tranche A-1	—	20,000
Borrowings under Last Out Term Loan Tranche A-2	10,000	—
Repayments under Last Out Term Loan Tranche A-2	(10,309)	—
Borrowings under Last Out Term Loan Tranche A-3	141,350	—
Repayments under Last Out Term Loan Tranche A-3	(31,457)	—
Repayments under our foreign revolving credit facilities	(605)	(5,607)
Shares of our common stock returned to treasury stock	(44)	(766)
Proceeds from rights offering	40,376	247,132
Costs related to rights offering	(682)	(3,286)
Debt issuance costs	(15,509)	(8,080)
Issuance of common stock	1,392	1,243
Other, net	(270)	(6)
Net cash from financing activities	181,042	134,340
Effects of exchange rate changes on cash	(3,951)	(1,356)
Net decrease in cash, cash equivalents and restricted cash	(16,934)	(12,829)
Less net increase in cash and cash equivalents of discontinued operations	—	4,696
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(16,934)	(17,525)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	60,279	69,697
Cash, cash equivalents and restricted cash of continuing operations, end of period	$43,345	$52,172

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

We face liquidity challenges from continued net operating losses and significant decreases in revenues and backlog including those losses recognized on our six European Vølund EPC loss contracts described in Note 4, which have required amendments and waivers to maintain compliance with the Amended Credit Agreement, inclusive of Amendments No. 16 and No. 17. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement and the amendments and waivers are described in more detail in Note 13, Note 14 and Note 18.

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

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out

Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the 2018 plan year was approved by the IRS on August 27, 2019 and the waiver request for the 2019 plan year is expected to be filed later in 2019 or early 2020.

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

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

NYSE Continued Listing Status

On November 27, 2018, we received written notification from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We completed a reverse stock split effective as of July 24, 2019 to regain compliance as described below.

On September 4, 2019, we received written notification from the NYSE that we regained compliance after the Company’s average stock price for the 30-trading-day period ended September 4, 2019 was above the NYSE’s minimum listing criteria of $1.00. The Company’s average share price for the period was $3.63.

Reverse Stock Split

On July 11, 2019, the Company's board of directors approved a reverse stock split of one-for-ten on the Company's issued and outstanding common stock which became effective on July 24, 2019. The one-for-ten reverse stock split automatically converted every ten shares of the Company's outstanding and treasury common stock prior to the effectiveness of the reverse stock split into one share of common stock. No fractional shares were issued in the reverse stock split. Instead, stockholders who would otherwise have held fractional shares received cash payments (without interest) in respect of such fractional shares. The reverse stock split did not impact any stockholder's percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to allow the Company to regain compliance with the NYSE's continued listing standards relating to minimum price per share.

All share and per share data contained in these condensed consolidated financial statements reflects the retroactive application of the aforementioned reverse stock split.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of noncontrolling interest:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Loss from continuing operations	$(56,955)	$(104,241)	$(135,054)	$(431,014)
(Loss) income from discontinued operations, net of tax	—	(1,447)	694	(60,875)
Net loss attributable to stockholders	$(56,955)	$(105,688)	$(134,360)	$(491,889)

Weighted average shares used to calculate basic and diluted earnings per share(1)	40,879	18,344	25,950	12,305

Basic and diluted loss per share - continuing operations	$(1.39)	$(5.68)	$(5.21)	$(35.02)
Basic and diluted (loss) earnings per share - discontinued operations	—	(0.08)	0.03	(4.95)
Basic and diluted loss per share	$(1.39)	$(5.76)	$(5.18)	$(39.97)
(1) Weighted average shares used to calculate basic and diluted earnings per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

In July 2019, the Company completed the 2019 Rights Offering, as described in Note 17, to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the three months ended September 30, 2019 and 2018 were 8,140 thousand and 16,868 thousand, respectively. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the nine months ended September 30, 2019 and 2018 were 13,938 thousand and 11,315 thousand, respectively.

Because we incurred a net loss in the three and nine months ended September 30, 2019 and 2018, basic and diluted shares are the same.

If we had net income in the three months ended September 30, 2019 and 2018, diluted shares would include an additional 141.3 thousand and 47.1 thousand shares, respectively. If we had net income in the nine months ended September 30, 2019 and 2018, diluted shares would include an additional 71.0 thousand and 82.0 thousand shares, respectively.

We excluded 301.0 thousand and 376.5 thousand shares related to stock options from the diluted share calculation for the three months ended September 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive. We excluded 251.4 thousand and 278.2 thousand shares related to stock options from the diluted share calculation for the nine months ended September 30, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Babcock & Wilcox segment
Retrofits	$36,887	$52,366	$112,484	$183,693
New build utility and environmental	18,759	38,039	143,043	93,080
Aftermarket parts and field engineering services	61,708	67,678	189,103	204,050
Industrial steam generation	49,108	41,143	145,475	84,513
Eliminations	(4,638)	(8,176)	(38,759)	(17,408)
	161,824	191,050	551,346	547,928
Vølund & Other Renewable segment
Renewable new build and services	29,378	62,834	90,464	147,622
Operations and maintenance services	2,972	14,278	5,845	44,450
Eliminations	—	(628)	(732)	(628)
	32,350	76,484	95,577	191,444
SPIG segment
New build cooling systems	3,451	26,852	41,842	89,596
Aftermarket cooling system services	6,207	7,997	21,681	28,012
Eliminations	653	—	(1,476)	—
	10,311	34,849	62,047	117,608

Eliminations	(5,841)	(7,420)	(30,275)	(17,504)
	$198,644	$294,963	$678,695	$839,476

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Beginning in the first quarter of 2019, pension benefit (expense), which affected only the Babcock & Wilcox segment, is also not allocated to adjusted EBITDA of the segments. Beginning in the third quarter of 2019, stock compensation expense is not allocated to adjusted EBITDA of the segments. Prior periods have been conformed to be comparable. Adjusted EBITDA for each segment is presented below with a reconciliation to loss before income tax.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA (1)
Babcock & Wilcox segment(2)	$19,309	$15,639	$47,535	$30,751
Vølund & Other Renewable segment	(2,921)	(25,703)	(12,428)	(165,944)
SPIG segment	(2,361)	(11,192)	(1,845)	(24,621)
Corporate(3)	(3,059)	(4,952)	(16,973)	(20,787)
Research and development costs	(828)	(452)	(2,281)	(2,881)
	10,140	(26,660)	14,008	(183,482)

Restructuring activities and spin-off transaction costs	(2,556)	(2,863)	(9,571)	(13,551)
Financial advisory services	(1,213)	(7,244)	(8,368)	(15,475)
Settlement cost to exit Vølund contract(4)	—	—	(6,575)	—
Advisory fees for settlement costs and liquidity planning	(2,787)	—	(7,445)	—
Litigation settlement	(475)	—	(475)	—
Stock compensation	(1,271)	(1,277)	(2,072)	(4,507)
Goodwill impairment	—	—	—	(37,540)
Impairment of equity method investment in TBWES	—	—	—	(18,362)
Gain on sale of equity method investment in BWBC	—	—	—	6,509
Depreciation & amortization	(5,281)	(7,103)	(19,123)	(21,005)
Gain (loss) on asset disposals, net	266	—	224	(1,513)
Operating loss	(3,177)	(45,147)	(39,397)	(288,926)
Interest expense, net	(29,351)	(10,247)	(66,562)	(35,316)
Loss on debt extinguishment	—	—	(3,969)	(49,241)
Gain (loss) on sale of business	—	39,731	(3,601)	39,731
Net pension benefit before MTM	3,589	6,560	10,350	20,099
MTM (loss) gain from benefit plans	(18)	4,196	(1,278)	4,740
Foreign exchange	(26,735)	(4,939)	(27,382)	(22,680)
Other – net	(255)	(45)	208	221
Loss before income tax expense	$(55,947)	$(9,891)	$(131,631)	$(331,372)
(1) Adjusted EBITDA for the three and nine months ended September 30, 2018 excludes stock compensation that was previously included in segment results and totals $0.3 million and $1.3 million, respectively in the Babcock & Wilcox segment, $0.1 million and $0.3 million, respectively in the Vølund & Other Renewable segment, $0.0 million and $0.1 million, respectively in the SPIG segment, and $0.9 million and $2.8 million, respectively in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(2)
The Babcock & Wilcox segment adjusted EBITDA for the three and nine months ended September 30, 2018 excludes $6.6 million and $20.1 million, respectively, of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(3)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $2.9 million and $8.6 million in the three months and nine months ended September 30, 2018, respectively.

(4)
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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox segment, accounted for 25% and 22% of our revenue for the three months ended September 30, 2019 and 2018, respectively, and 20% and 18% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 75% and 78% of our revenue for the three months ended September 30, 2019 and 2018, respectively, and 80% and 82% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the percentage-of-completion method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages and contractual bonuses and penalties. Substantially all of our revenue recognized over time under the percentage-of-completion method contain a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have done so, particularly in our Vølund and Other Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$30,264	$49,910	$(19,646)	(39)%
Revenues recognized less billings to customers	88,176	94,817	(6,641)	(7)%
Contracts in progress	$118,440	$144,727	$(26,287)	(18)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$77,449	$140,933	$(63,484)	(45)%
Costs of revenue recognized less cost incurred	3,515	8,434	(4,919)	(58)%
Advance billings on contracts	$80,964	$149,367	$(68,403)	(46)%

Net contract balance	$37,476	$(4,640)	$42,116	908%

Accrued contract losses	$6,973	$61,651	$(54,678)	(89)%

The impact of adopting Topic 606 on components of our contracts in progress and advance billings on contracts was not material at January 1, 2018.

Backlog

On September 30, 2019 we had $473.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 27.7%, 33.0% and 39.3% of our remaining performance obligations as revenue in the remainder of 2019, 2020 and thereafter, respectively.

Changes in Contract Estimates

In the three and nine months ended September 30, 2019 and 2018, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Increases in gross profits for changes in estimates for over time contracts	$10,279	$2,326	$25,089	$16,182
Decreases in gross profits for changes in estimates for over time contracts	(13,248)	(26,583)	(35,892)	(136,992)
Net changes in gross profits for changes in estimates for over time contracts	$(2,969)	$(24,257)	$(10,803)	$(120,810)

Vølund EPC Loss Contracts

We had six Vølund contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services.

In the three months ended September 30, 2019 and 2018, we recorded $0.7 million and $19.1 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the three months ended September 30, 2019 and 2018, we reduced our estimate of liquidated damages on these contracts by $1.8 million and $0.2 million, respectively.

In the nine months ended September 30, 2019 and 2018, we recorded $8.0 million and $129.1 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the nine months ended September 30, 2019, we reduced our estimate of liquidated damages on these contracts by $2.2 million. These changes in estimates in the nine months ended September 30, 2018 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $16.1 million. Total anticipated liquidated damages associated with these six contracts were $86.3 million and $93.2 million at September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of September 30, 2019, the status of these six Vølund EPC loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of September 30, 2019, this contract was approximately 98% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the three and nine months ended September 30, 2019, we recognized additional contract losses of $0.3 million and $2.3 million, respectively, on this contract as a result of identifying additional remediation costs in the third quarter of 2019. Our estimate at completion as of September 30, 2019 includes $8.9 million of total expected liquidated damages. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $1.6 million. In the three and nine months ended September 30, 2018, we recognized additional contract losses of $3.9 million and $19.3 million, respectively, as a result of differences in actual and estimated costs, schedule delays, issues encountered during trial operations and increases in expected warranty costs. As of September 30, 2018, this contract had $3.0 million of accrued losses and was 97% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2019, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three and nine months ended September 30, 2019, we recognized additional contract losses of $0.7 million and $2.6 million, respectively, on this contract as a result of repairs required during startup commissioning activities, additional punch list and other commissioning costs, and changes in construction cost estimates. Our estimate at completion as of September 30, 2019 includes $18.6 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2019 and 2018 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.2 million. In the three and nine months ended September 30, 2018, we recognized contract losses of $3.4 million and $16.8 million, respectively, on this contract as a result of repairs required during startup commissioning activities in the third quarter of 2018, increases in expected warranty costs, changes in construction cost estimates, subcontractor productivity being lower than previous estimates, and additional expected punch list and other commissioning costs. As of September 30, 2018, this contract had $5.6 million of accrued losses and was 93% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of September 30, 2019, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three and nine months ended September 30, 2019, we did not recognize additional charges on the contract. Our estimate at completion as of September 30, 2019 includes $6.6 million of total expected liquidated damages due to schedule delays. As of September 30, 2019, we have no reserve for estimated contract losses. In the three and nine months ended September 30, 2018, we recognized additional contract losses of $3.0 million and $6.5 million, respectively, as a result of changes in the estimated costs at completion, and as of September 30, 2018, this contract had $1.1 million of accrued losses and was 97% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2019, this contract was approximately 99% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three and nine months ended September 30, 2019, we recognized additional contract charges of $0.4 million and $4.8 million, respectively, on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. Our estimate at completion as of September 30, 2019 includes $20.3 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.3 million. In the three and nine months ended September 30, 2018, we recognized additional contract losses of $4.1 million and $28.9 million, respectively, on this contract as a result of challenges in startup commissioning activities, additional expected punch list and other commissioning costs, additional subcontractor costs and estimated liquidated damages. Losses in the nine months ended September 30, 2018 also include increases in expected warranty costs and subcontractor productivity being lower than previous estimates, and as of September 30, 2018, this contract had $3.1 million of accrued losses and was 95% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2019, this contract was approximately 98% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminates all historical claims and remaining liquidated damages. Remaining items at September 30, 2019 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the three months ended September 30, 2019, our estimated loss on the contract improved by $0.9 million. During the nine months ended September 30, 2019, our estimated loss on the contract improved by $2.6 million inclusive of warranty. Our estimate at completion as of September 30, 2019, includes $13.3 million of total expected liquidated damages due to schedule delays. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $3.4 million. In the three months ended September 30, 2018, we did not recognize any additional charges from changes in our estimate at completion. In the nine months ended September 30, 2018, we recognized additional contract losses of $39.7 million from changes in our estimate at completion, and as of September 30, 2018, this contract had $22.8 million of accrued losses and was 70% complete.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2019, this contract was approximately 100% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the three and nine months ended September 30, 2019, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract charges of $0.1 million and $1.0 million, respectively related to matters encountered in completing punch list items. Our estimate at completion as of September 30, 2019 includes $18.6 million of total expected liquidated damages due to schedule delays. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.1 million. In the three and nine months ended September 30, 2018, we recognized additional contract losses of $4.7 million and $17.9 million, respectively, as a result of changes in our estimate at completion, and as of September 30, 2018, this contract had $1.9 million of accrued losses and was 92% complete.

During the three and nine months ended September 30, 2019, we recognized additional charges of $1.5 million and $3.0 million, respectively, on our other Vølund renewable energy projects that are not loss contracts. During the three and nine months ended September 30, 2018, we recognized additional charges of $1.4 million, respectively, on our other Vølund renewable energy projects that are not loss contracts.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the September 30, 2019 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost under various applicable insurance policies and from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

During the third quarter of 2016, we claimed a DKK 100.0 million ($15.5 million) insurance recovery for a portion of the losses on the first Vølund contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We continued to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. On June 28, 2019, we agreed to a full settlement, under which our insurer paid DKK 37 million ($5.6 million) to us in July 2019. At December 31, 2018, we had a net receivable of DKK 20.0 million ($3.2 million) in accounts receivable - other in our Condensed Consolidated Balance Sheets.

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

SPIG's Loss Contract

At September 30, 2019, SPIG had one significant loss contract, which is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States.  At September 30, 2019, the design and procurement are substantially complete, and construction is nearing completion.  Overall, the contract is approximately 97% complete and it is expected be fully complete in late-2019. As of September 30, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.5 million related to this contract.  Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials and supplies	$45,262	$44,833
Work in progress	6,929	5,348
Finished goods	12,335	11,142
Total inventories	$64,526	$61,323

NOTE 6 – PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Land	$3,521	$3,575
Buildings	105,303	106,238
Machinery and equipment	175,311	181,825
Property under construction	3,312	2,290
	287,447	293,928
Less accumulated depreciation	213,117	203,036
Net property, plant and equipment	$74,330	$90,892

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019.  We do not expect to incur significant relocation costs; however, since the decision to relocate in the third quarter of 2018, we recognized $7.9 million of accelerated depreciation, of which $0.7 million and $4.7 million was incurred during the three and nine months ended September 30, 2019, respectively.

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of September 30, 2019:

(in thousands)	Babcock & Wilcox
Balance at December 31, 2018	$47,108
Currency translation adjustments	(100)
Balance at September 30, 2019	$47,008

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

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit in the Babcock & Wilcox segment. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment indicators were identified during the nine months ended September 30, 2019. In the nine months ended September 30, 2018, we recognized $37.5 million impairment of all the remaining goodwill in the SPIG reporting unit resulting from a reduction in their bookings than previously forecasted.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Definite-lived intangible assets
Customer relationships	$24,318	$24,764
Unpatented technology	14,698	15,098
Patented technology	2,583	2,616
Tradename	12,193	12,566
All other	9,920	9,728
Gross value of definite-lived intangible assets	63,712	64,772
Customer relationships amortization	(18,284)	(17,219)
Unpatented technology amortization	(4,880)	(3,760)
Patented technology amortization	(2,444)	(2,348)
Tradename amortization	(4,112)	(3,672)
All other amortization	(8,865)	(8,285)
Accumulated amortization	(38,585)	(35,284)
Net definite-lived intangible assets	$25,127	$29,488
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$26,432	$30,793

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended September 30,
(in thousands)	2019	2018
Balance at beginning of period	$30,793	$42,065
Amortization expense	(3,301)	(5,398)
Currency translation adjustments and other	(1,060)	(1,565)
Balance at end of the period	$26,432	$35,102

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Three months ending December 31, 2019	$908
Twelve months ending December 31, 2020	3,355
Twelve months ending December 31, 2021	3,128
Twelve months ending December 31, 2022	3,086
Twelve months ending December 31, 2023	3,085
Twelve months ending December 31, 2024	2,946
Thereafter	8,619

Long-lived assets, including intangible assets are reviewed for impairment annually, or whenever circumstances indicate that the carrying amount might not be recoverable. Interim impairment testing was performed for the SPIG and Vølund & Other Renewable reporting units due to continued net operating losses and significant decreases in revenues experienced during 2019.

In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired during the fourth quarter of 2018. As of September 30, 2019 and December 31, 2018, the SPIG reporting unit had $22.3 million and $25 million of identifiable intangible assets, net of accumulated amortization, respectively.
As of September 30, 2019 and December 31, 2018, the Vølund & Other Renewable reporting unit had $1.2 million and $2 million of identifiable intangible assets, net of accumulated amortization, respectively.
In our interim tests as of September 30, 2019, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of both the SPIG and Vølund & Other Renewable reporting units and no impairment was indicated.
We believe the estimates and assumptions utilized in our interim impairment testing are reasonable. However, actual results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of undiscounted forecasted cash flows used to estimate fair value for the purpose determining whether or not an impairment calculation should be performed for the intangible assets, or if we committed to a strategy to sell one or more of the reporting units in the near future as we continue to revaluate our ongoing operations, we may be required to record non-cash impairment charges in the future which could have an adverse impact on our business, financial condition and results of operations.

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

We determine if an arrangement is a lease at inception. Leases are included in Right-of-use ("ROU") assets, lease liabilities and noncurrent lease liabilities in the Condensed Consolidated Balance Sheets. ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

In September 2018, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019.  As of September 30, 2019, the lease agreement for the office space in Akron had not yet commenced; it will commence when it is ready for occupation. The lease has an initial term of fifteen years, with an option to extend up to two additional ten-year terms. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $55 million. This lease, which has not yet commenced, is not included in the following tables disclosed below. At commencement of this lease, we expect assets and liabilities within our Condensed Consolidated Balance Sheet to increase by approximately $31 million.

Operating Leases

We have operating leases for real estate, vehicles, and certain equipment. We do not have any financing leases in our portfolio. Our leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	$1,569	$5,067
Short-term lease expense	1,193	6,153
Variable lease expense	121	682
Sublease income (1)	(22)	(46)
Total lease expense	$2,861	$11,856
(1) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,428	$5,089
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,513	$2,526

Amounts relating to leases were presented in the Condensed Consolidated Balance Sheets as of September 30, 2019 in the following line items:

(in thousands, except lease term and discount rate)	September 30, 2019
Right-of-use assets	$13,088

Liabilities:
Lease liabilities	$4,303
Noncurrent lease liabilities	8,654
Total lease liabilities	$12,957

Weighted-average remaining lease term:
Operating leases (in years)	3.34
Weighted-average discount rate:
Operating leases	9.36%

Future minimum lease payments required under non-cancellable operating leases as of September 30, 2019 were as follows:

(in thousands)
Three months ending December 31, 2019	$1,359
Twelve months ending December 31, 2020	4,867
Twelve months ending December 31, 2021	3,469
Twelve months ending December 31, 2022	2,301
Twelve months ending December 31, 2023	1,523
Thereafter	860
Total	$14,379
Less imputed interest	(1,422)
Lease liability	$12,957

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
Balance at beginning of period	$45,117	$33,514
Additions	4,793	30,621
Expirations and other changes	(5,172)	(1,865)
Payments	(7,848)	(9,418)
Translation and other	(1,292)	(688)
Balance at end of period	$35,598	$52,164

We accrue estimated expense included in cost of operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the nine months ended September 30, 2019 includes $3.9 million of warranty reversal related to developments stemming from the March 29, 2019 settlement agreement for the Vølund EPC contracts described in Note 4. Warranty expense for the nine months ended September 30, 2018, includes a $15.1 million increase in expected warranty costs for the six European renewable energy loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $5.3 million of specific provisions on certain contracts in the Babcock & Wilcox segment for specific technical matters and customer requirements.

NOTE 11 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

The following tables summarize the restructuring activity and spin-off costs incurred by segment:

	Three months ended September 30,
	2019	2018
(in thousands)	Total severance and related costs	Severance and related costs	Exit costs	Total
Babcock & Wilcox segment	$1,138	$1,340	$28	$1,368
Vølund & Other Renewable segment	274	—	—	—
SPIG segment	—	1,871	—	1,871
Corporate	1,144	(376)	—	(376)
	$2,556	$2,835	$28	$2,863

	Nine months ended September 30,
	2019	2018
(in thousands)	Total severance and related costs	Severance and related costs	Exit costs	Spin-off transaction costs	Total
Babcock & Wilcox segment	$5,213	$5,201	$177	$—	$5,378
Vølund & Other Renewable segment	1,289	441	—	—	441
SPIG segment	401	2,621	—	—	2,621
Corporate	2,668	4,781	—	330	5,111
	$9,571	$13,044	$177	$330	$13,551

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund business and our liquidity needs. Severance expense is recognized over the remaining service periods of affected employees, and as of September 30, 2019, we do not expect additional severance expense to be recognized based on actions taken through that date.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$6,974	$7,882	$7,359	$2,320
Restructuring expense	2,557	2,849	9,572	13,013
Payments	(2,957)	(3,113)	(10,357)	(7,715)
Balance at September 30	$6,574	$7,618	$6,574	$7,618

Accrued restructuring liabilities at September 30, 2019 and 2018 relate primarily to employee termination benefits. Excluded from restructuring expense in the table above are non-cash restructuring charges that did not impact the accrued restructuring liability. In the nine months ended September 30, 2018, we recognized $0.2 million in non-cash restructuring expense related to losses on the disposals of long-lived assets.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Interest cost	$10,685	$9,739	$32,507	$29,237	$139	$97	$378	$289
Expected return on plan assets	(13,901)	(16,235)	(41,700)	(48,680)	—	—	—	—
Amortization of prior service cost	28	25	83	75	(540)	(186)	(1,618)	(1,020)
Recognized net actuarial loss (gain)	18	(4,196)	1,278	(4,740)	—	—	—	—
Benefit plans, net(1)	(3,170)	(10,667)	(7,832)	(24,108)	(401)	(89)	(1,240)	(731)
Service cost included in COS(2)	346	186	646	562	4	4	12	12
Net periodic benefit cost (benefit)	$(2,824)	$(10,481)	$(7,186)	$(23,546)	$(397)	$(85)	$(1,228)	$(719)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)	Service cost related to a small group of active participants is presented within cost of sales in the Condensed Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Settlements are triggered in a plan when the distributions exceed the sum of the service cost and interest cost of the respective plan. Lump sum payments from our Canadian Plans resulted in plan settlements during the first and second quarters of 2019. The settlements themselves were not material, but they triggered interim mark to market ("MTM") remeasurements of the Canadian Plan's assets and liabilities that were losses of $1.3 million in the nine months ended September 30, 2019. Both the settlements and the MTM remeasurements are reflected in the Recognized net actuarial loss (gain) in the table above and are included in our Condensed Consolidated Statements of Operations in the Benefit plans, net line item. There were no lump sum payments from our Canadian pension plan during the third quarter of 2019.

During the second quarter of 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million, which also resulted in interim MTM accounting for the pension plan. The MTM adjustment in the second quarter of 2018 was a gain of $0.4 million. The effect of these charges and MTM adjustments are reflected in the Recognized net actuarial loss (gain) in the table above. The recognized net actuarial (gain) loss was recorded in our Condensed Consolidated Statements of Operations in the Benefit plans, net line item. There were no lump sum payments from our Canadian pension plan during the third quarter of 2018.

While we retained the pension liability related to employees of Palm Beach Resource Recovery Corporation ("PBRRC") after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the third quarter of September 30, 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that led to a gain of $7.7 million in the three months ended September 30, 2018. Both the curtailment and the MTM are reflected in the Recognized net actuarial loss (gain) in the table above and are included in our Condensed Consolidated Statements of Operations in the Benefit plans, net line item.

We made contributions to our pension and other postretirement benefit plans totaling $0.5 million and $3.3 million during the three and nine months ended September 30, 2019, respectively, as compared to $9.1 million and $17.6 million during the three and nine months ended September 30, 2018, respectively. Expected employer contributions to the U.S. Pension Plan ("Plan") assume that relief is granted under pension contribution waivers, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. Related to the 2018 Plan year, we filed a request for waiver with the IRS in January 2019 and obtained a letter on August 27, 2019 that the waiver request had been approved subject to certain conditions. The Company is required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan while the waiver is in effect with respect to the Plan. We intend to file a waiver request with the IRS later in 2019 or early in 2020 related to the 2019 Plan year. If the temporary hardship waiver is not fully granted, required minimum employer contributions could increase up to approximately $15 million or greater in 2020, plus interest and, if assessed, penalties.

NOTE 13 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

(in thousands)	September 30, 2019	December 31, 2018
United States	$191,700	$144,900
Foreign	—	606
Total revolving debt	$191,700	$145,506

U.S. Revolving Credit Facility

On May 11, 2015, we entered into a credit agreement (as amended, the "Amended Credit Agreement") with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments (the "Amendments") to the Amended Credit Agreement, including those to avoid default. As of September 30, 2019, we were in compliance with the terms of the Amended Credit Agreement inclusive of Amendments No. 16 and No. 17 described below.

On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee.
Amendment No. 16 to the Amended Credit Agreement also created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020. As of September 30, 2019, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $340.0 million (reduced to $337.8 million in October 2019 as a result of the sale of an asset), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarifies the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ended March 31, 2019.

The Amended Credit Agreement and our cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 18; such Last Out Term Loan prepayments were limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through September 30, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 19. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee reduction from 2.5% to 1.5% became effective October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5%

per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

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

•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At September 30, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $191.7 million at a weighted average interest rate of 8.95%. Usage under the U.S. Revolving Credit Facility consisted of $191.7 million of borrowings, $27.0 million of financial letters of credit and $98.0 million of performance letters of credit. At September 30, 2019, we had approximately $23.3 million available to meet letter of credit requirements based on our overall facility size, of which $18.3 million was available for additional borrowings under our sublimit.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2019 and December 31, 2018 was $97.7 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $34.4 million as of September 30, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $31.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $218.5 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 14 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	September 30, 2019	December 31, 2018
(in thousands)	A-3	A-1
Proceeds (1)	$101,660	$30,000
Discount and fees	8,650	5,111
Paid-in-kind interest	3,020	132
Principal	113,330	35,243
Unamortized discount and fees	(11,442)	(4,594)
Net debt balance	$101,888	$30,649
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment of the tranche as of July 23, 2019, the date of the Equitization Transactions as discussed below.

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of September 30, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the Amended Credit Agreement (as described above).

Until July 22, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. As of September 30, 2019, and after giving effect to the completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on the Tranche A-3 Last Out Term Loans under the Amended Credit Agreement is a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-3 was 20.64% on September 30, 2019. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. Interest expense associated with the Last Out Term Loans is detailed in Note 19.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party. The original face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 18) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 18, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of the Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt. The interest rates of Tranche A-1 are described above. As described in Note 18, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

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

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Equitization Transactions as described above and in Note 18, but not re-borrowed. As part of the July 23, 2019 Equitization Transactions described in Note 18, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment.

NOTE 15 – WARRANTS

On July 23, 2019, 1,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 18. Each warrant can be converted to one share of our common stock at an exercise price of $0.01 per share. As of September 30, 2019, 1,666,667 warrants remain unexercised.

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

The Black-Scholes option pricing model key assumptions are as follows:

Stock price (1)	$0.385
Exercise price	$0.010
Time to expiration	3 years
Annualized volatility	121.00%
Annual rate of quarterly dividends	—%
Discount rate - bond equivalent rate	2.30%
Expiration of option	April 5, 2022
Warrant value	$0.38
(1) The stock price is the April 5, 2019 closing price, the date the Black-Scholes option pricing model was performed. The stock price used in the model was not adjusted for the one-for-ten reverse stock split.

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

On June 14, 2019, at the Company's annual meeting of stockholders, upon the recommendation of the Company's Board of Directors, the stockholders approved the Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (amended and restated as of June 14, 2019) (the "Fourth Amended and Restated 2015 LTIP"), which became effective upon such stockholder approval. The Fourth Amended and Restated 2015 LTIP, among other immaterial changes, increases the number of shares available for awards by 1,700,000 shares to a total of 2,927,173 shares of the Company's common stock, subject to adjustment as provided under the plan document. The increase in the maximum number of shares available for awards will allow us to establish the previously announced equity pool of 1,666,666 shares of its common stock for issuance for long-term incentive planning purposes.

NOTE 17 – RIGHTS OFFERINGS

2019 Rights Offering

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock (the "2019 Rights Offering"). The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.7 million for the nine months ended September 30, 2019.

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 18, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 24. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions described in Note 18 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

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

The 2018 Rights Offering resulted in the issuance of 12.4 million common shares on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million. The shares issued in the 2018 Rights Offering were then subject to the one-for-ten reverse stock split described in Note 1.

NOTE 18 – EQUITIZATION TRANSACTIONS

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
A $50.0 million rights offering ("2019 Rights Offering") as described in Note 17, for which B. Riley FBR, Inc. agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans.

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

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 12,720,785 shares of common stock (10,720,785 shares to Vintage and 2,000,000 shares to affiliates of B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by affiliates of B. Riley and the remainder was held by Vintage.

•	1,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley.

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum payable in cash and continues to bear the other terms described in Note 14. Based on Schedule 13D filings made by B. Riley and Vintage, after completion of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

NOTE 19 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

In addition to non-cash items described in the Condensed Consolidated Statements of Cash Flows, we also recognized non-cash changes in our Condensed Consolidated Balance Sheets related to interest expense as described below:

	Nine months ended September 30,
(in thousands)	2019	2018
Accrued capital expenditures in accounts payable	$62	$23
Accreted interest expense on our Second Lien Term Loan Facility	$—	$3,202

The following cash activity is presented as a supplement to Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operations:

	Nine months ended September 30,
(in thousands)	2019	2018
Income tax payments (refunds), net	$304	$3,440

Interest payments on our U.S. Revolving Credit Facility	$9,748	$9,200
Interest payments on our Last Out Term Loans	4,909	—
Interest payments on our Second Lien Term Loan Facility	—	7,627
Total cash paid for interest	$14,657	$16,827

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Components associated with borrowings from:
U.S. Revolving Credit Facility	$4,292	$3,879	$11,644	$9,658
Last Out Term Loans - cash interest	3,613	38	7,732	38
Last Out Term Loans - paid-in-kind interest	1,024	83	5,964	83
Second Lien Term Loan Facility	—	—	—	7,460
Foreign Revolving Credit Facilities	—	157	—	436
	8,929	4,157	25,340	17,675
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	8,836	6,104	22,985	14,419
U.S. Revolving Credit Facility - contingent consent fee for Amendment 16 (1)	5,011	—	9,686	—
Last Out Term Loans - discount and financing fees	6,445	49	8,514	49
Second Lien Term Loan Facility - discount and financing fees	—	—	—	3,202
	20,292	6,153	41,185	17,670

Other interest expense	242	109	909	403

Total interest expense	$29,463	$10,419	$67,434	$35,748

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Held by foreign entities	$30,590	$35,522	$25,838	$42,490
Held by United States entities	1,473	7,692	6,645	1,227
Cash and cash equivalents of continuing operations	32,063	43,214	32,483	43,717

Reinsurance reserve requirements	8,802	11,768	13,390	21,061
Restricted foreign accounts	2,480	5,297	6,299	4,919
Restricted cash and cash equivalents	11,282	17,065	19,689	25,980
Total cash, cash equivalents and restricted cash of continuing operations shown in the Condensed Consolidated Statements of Cash Flows	$43,345	$60,279	$52,172	$69,697

Total cash and cash equivalents of discontinued operations	$—	$—	$17,646	$12,950

Our U.S. Revolving Credit Facility described in Note 13 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 20 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2019, income tax expense was $1.0 million, resulting in an effective tax rate of (1.9)%. We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions may have regimes of taxation that vary with respect to both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income and valuation allowances in certain jurisdictions that can offset income tax expense or benefit.

In the three months ended September 30, 2018, we recognized income tax expense of $94.3 million, which includes $99.6 million of non-cash income tax charges to increase the valuation allowance against our remaining net deferred tax assets, resulting in an effective tax rate of (952.9)%. Our effective tax rate for the three months ended September 30, 2018 was not reflective of the U.S. federal statutory rate primarily due to the increase in the valuation allowance against net deferred tax assets. Discrete items in the three months ended September 30, 2018 included $99.6 million of expense from increasing the valuation allowance against remaining deferred tax assets and a $1.6 million benefit related to the release of a tax reserve when the statute of limitations expired. The remainder of the income tax in the three months ended September 30, 2018 related to changes in the jurisdictional mix of income and losses.

In the nine months ended September 30, 2019, income tax expense was $3.6 million, resulting in an effective tax rate of (2.7)%. Our effective tax rate for the nine months ended September 30, 2019 is not reflective of the U.S. federal statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. We have unfavorable discrete items of $0.6 million in the nine months ended September 30, 2019.

In the nine months ended September 30, 2018, income tax expense was $99.3 million, an effective tax rate of (30.0)% that was not reflective of the U.S. federal statutory rate primarily due to the reasons noted above. Unfavorable discrete items were an expense of $1.4 million and include a valuation allowance on the net deferred tax assets of one of our foreign subsidiaries and the income tax effects of vested and exercised share-based compensation awards.

Sections 382 and 383 of the Internal Revenue Code ("IRC") limits for US federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under IRC Section 382 (Section 382), a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions described in Note 18. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected). The Company is currently in the process of refining and finalizing these calculations. The Company maintains a full valuation allowance on its net deferred tax assets including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

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

NOTE 21 – CONTINGENCIES

Stockholder Class Action Litigation

On March 3, 2017 and March 13, 2017, the Company and certain of its former officers were named as defendants in two separate but largely identical complaints alleging violations of the federal securities laws. The two complaints were brought on behalf of a class of investors who purchased the Company's common stock between July 1, 2015 and February 28, 2017 and were filed in the United States District Court for the Western District of North Carolina (collectively, the "Stockholder Litigation"). During the second quarter of 2017, the Stockholder Litigation was consolidated into a single action and a lead plaintiff was selected by the Court. Through subsequent amendments, the putative class period was expanded to include investors who purchased shares between June 17, 2015 and August 9, 2017. The plaintiff in the Stockholder Litigation alleged fraud, misrepresentation and a course of conduct relating to certain projects undertaken by the Vølund & Other Renewable segment, which, according to the plaintiff, had the effect of artificially inflating the price of the Company's common stock. The plaintiff further alleged that stockholders were harmed when the Company later disclosed that it would incur losses on these projects. The plaintiff sought an unspecified amount of damages.

On November 13, 2017, defendants filed a motion to dismiss (“MTD”) in the Stockholder Litigation, and on December 28, 2017, plaintiff filed its opposition to the MTD. The federal trial court judge denied the MTD on February 8, 2018, which allowed the case to proceed. After engaging in some discovery, the parties held a mediation on December 14, 2018 to discuss possible settlement of the Stockholder Litigation. The parties did not successfully resolve the Stockholder Litigation at the December 14, 2018 mediation. Following a period of additional discovery, the parties held a second mediation on April 16, 2019. At the second mediation, the parties reached an agreement in principle to settle the Stockholder Litigation. The agreement require defendants to pay or cause to be paid $19.5 million into a settlement fund. The parties subsequently executed a stipulation of settlement and plaintiff's counsel submitted it to the Court for its preliminary approval. The Court entered an order preliminarily approving the settlement on August 12, 2019. The $19.5 million payment was subsequently made by certain of our insurance carriers. A final approval hearing is scheduled for December 16, 2019. Within our Condensed Consolidated Balance Sheets as of September 30, 2019, the $19.5 million liability is recorded in other accrued liabilities and the $19.5 million insurance proceeds held in escrow are recorded in other current assets.

We believe the allegations in the Stockholder Litigation were without merit, and that the outcome of the Stockholder Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

Derivative Litigation

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Federal Court Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs asserted a variety of claims against the defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who purport to be current stockholders of the Company's common stock, sued on behalf of the Company to recover costs and an unspecified amount of damages, and to force the implementation of certain corporate governance changes. On June 28, 2018, the Federal Court Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation is pending. The parties filed a motion to stay the Federal Court Derivative Litigation, which was granted by the Court on August 13, 2018.

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

The parties to the Federal Court and State Court Derivative Litigations held a mediation on April 17, 2019 in an attempt to resolve these pending matters. At this mediation, the parties reached an agreement in principle with plaintiffs' counsel to resolve these cases based on certain corporate governance changes that the Company has already implemented or is willing to implement in the future and payment by certain of the Company's insurance carriers of $1 million in attorneys' fees and expenses to plaintiffs' counsel.  There is no other monetary payment associated with this settlement. The parties subsequently executed a stipulation of settlement and plaintiffs' counsel submitted it to the Court for its preliminary approval. The Court entered an order preliminarily approving the settlement on August 12, 2019. A final approval hearing is scheduled for December 16, 2019.

We believe the allegations in the Federal Court Derivative Litigation and State Court Derivative Litigation were without merit, and that the outcome of the Derivative Litigations will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

Litigation Relating to the Equitization Transactions

On May 28, 2019, a putative class action complaint was filed against the Board in the Court of Chancery of the State of Delaware. The complaint is captioned Price v. Avril, et al., C.A. No. 2019-0393-JRS (Del. Ch.). The complaint asserted, among other things, that the Board breached their fiduciary duties by failing to disclose all material information necessary for a fully-informed vote on certain of the proposals presented for consideration at the annual meeting of the Company's stockholders. The plaintiff also filed a motion to preliminarily enjoin the stockholder vote on the proposals unless and until all material information regarding the proposals was disclosed to the Company’s stockholders. The plaintiff withdrew her motion to preliminarily enjoin the stockholder vote on the proposals following the Company’s issuance of a supplemental proxy statement on June 6, 2019. The Court granted the plaintiff's request to voluntarily dismiss this action with prejudice on July 31, 2019 and retained jurisdiction solely for the purpose of adjudicating an anticipated application for attorneys' fees and expenses incurred by plaintiff's counsel. Thereafter, following a period of negotiations, the Company paid $0.4 million in October 2019 in attorneys’ fees and expenses to plaintiff’s counsel in connection with the mooted disclosure claims asserted in the action without admitting any fault or wrongdoing. On October 16, 2019, the Court entered an order closing the case.

In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

In addition, on June 3, 2019, a second putative class action complaint was filed against the Company, the Board and Mr. Young in the United States District Court for the District of Delaware. The complaint is captioned Kent v. Babcock & Wilcox Enterprises, Inc., et. al., No. 1:19-cv-01032-MN (D. Del.). The complaint asserted, among other things, claims under Sections 14(a) and 20(a) of the Exchange Act for allegedly disseminating a materially incomplete and misleading proxy statement in connection with the Equitization Transactions, which was filed with the SEC on May 13, 2019. The complaint sought an order rescinding the Equitization Transactions or, in the alternative, awarding monetary damages as well as other relief. On September 19, 2019, the Kent action was voluntarily dismissed as to the named plaintiff only. On October 7, 2019, the parties to the Kent action executed a definitive agreement pursuant to which the Company, without admitting any liability or wrongdoing, agreed to pay Kent’s counsel attorneys' fees and costs of $0.1 million.

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

NOTE 22 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first three quarters of 2019 and 2018 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
Other comprehensive loss before reclassifications	(7,979)	(189)	—	(8,168)
Reclassified from AOCI to net income (loss)	3,176	(22)	(514)	2,640
Net other comprehensive (loss) income	(4,803)	(211)	(514)	(5,528)
Balance at June 30, 2019	$(5,377)	$197	$(2,830)	$(8,010)
Other comprehensive income before reclassifications	21,433	—	—	21,433
Reclassified from AOCI to net loss	—	—	(515)	(515)
Amounts reclassified from AOCI to advanced billings on contracts(1)	—	(197)	—	(197)
Net other comprehensive income (loss)	21,433	(197)	(515)	20,721
Balance at September 30, 2019	$16,056	$—	$(3,345)	$12,711
(1) The unrealized FX gain balance was transferred to advanced billings on contracts on our Condensed Consolidated Balance Sheets during the third quarter of 2019 and is expected to be recognized over time as the related projects are completed.

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
ASU 2016-1 cumulative adjustment(1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	3,223	—	1,224	(55)	4,392
Reclassified from AOCI to net loss	(2,044)	—	(1,272)	(384)	(3,700)
Net other comprehensive income (loss)	1,179	(38)	(48)	(439)	654
Balance at March 31, 2018	$(26,658)	$—	$1,689	$3,194	$(21,775)
Other comprehensive income (loss) before reclassifications	8,517	—	(513)	112	8,116
Reclassified from AOCI to net income (loss)	—	—	381	(427)	(46)
Amounts reclassified from AOCI to pension, other accumulated postretirement benefit liabilities and deferred income taxes	—	—	—	(2,831)	(2,831)
Net other comprehensive income (loss)	8,517	—	(132)	(3,146)	5,239
Balance at June 30, 2018	$(18,141)	$—	$1,557	$48	$(16,536)
Other comprehensive income (loss) before reclassifications	296	—	150	(11)	435
Reclassified from AOCI to net income (loss)	2,595	—	(392)	(122)	2,081
Net other comprehensive income (loss)	2,891	—	(242)	(133)	2,516
Balance at September 30, 2018	$(15,250)	$—	$1,315	$(85)	$(14,020)
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

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
Release of currency translation gain with the sale of equity method investment and the sale of business	Equity in income and impairment of investees	$—	$(2,595)	$—	$(551)
	Loss on sale of business	—	—	(3,176)	—
	Net loss	$—	$(2,595)	$(3,176)	$(551)

Derivative financial instruments	Revenues	$—	$508	$—	$1,646
	Cost of operations	—	(6)	—	(5)
	Other	—	—	(202)	—
	Total before tax	—	502	(202)	1,641
	Provision for income taxes	—	110	—	358
	Net income (loss)	$—	$392	$(202)	$1,283

Amortization of prior service cost on benefit obligations	Benefit plans, net	$515	$168	$1,385	$979
	Provision for income taxes	—	46	—	46
	Net income	$515	$122	$1,385	$933

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

(in thousands)
Available-for-sale securities	September 30, 2019	Level 1	Level 2
Corporate notes and bonds	$10,957	$10,957	$—
Mutual funds	—	—	—
United States Government and agency securities	2,652	2,652	—
Total fair value of available-for-sale securities	$13,609	$13,609	$—

(in thousands)
Available-for-sale securities	December 31, 2018	Level 1	Level 2
Corporate notes and bonds	$13,028	$13,028	$—
Mutual funds	1,283	—	1,283
United States Government and agency securities	1,437	1,437	—
Total fair value of available-for-sale securities	$15,748	$14,465	$1,283

(in thousands)
Derivatives	September 30, 2019	December 31, 2018
Forward contracts to purchase/sell foreign currencies	$—	$546

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of September 30, 2019, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2019 and December 31, 2018.

•	Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 12). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Property, plant and equipment and definite-lived intangible asset amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 11 and Note 6).

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

Transactions with B. Riley and its Affiliates

B. Riley Financial, Inc. and its affiliates became the beneficial owner of greater than five percent of our common stock in May 2018, upon completion of the 2018 Rights Offering described in Note 17. Based on its Schedule 13D filings, B. Riley beneficially owns 18.3% of our outstanding common stock, inclusive of the warrants further described in Note 15, as of September 30, 2019.

B. Riley is party to the Last Out Term Loans as described in Note 14 and Note 18 and was a party to the Equitization Transactions described in Note 18, which included providing the Backstop Commitment to the 2019 Rights Offering described in Note 17 and Note 18 and receiving warrants as described in Note 15 and Note 18.

We entered an agreement with BPRI Executive Consulting, LLC on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BPRI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC, an affiliate of B. Riley, for Mr. Young's performance and services. In December 2018, we granted a total of 840 thousand stock appreciation rights to BRPI Executive Consulting, LLC, ("Non-employee SARs"). The Non-employee SARs expire ten years after the grant date and vest 100% upon completion after the required years of service. Upon vesting, the Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the per share price goal of $22.50 for 510 thousand of the Non-employee SARS and $25.00 for the remaining 330 thousand of Non-employee SARS. Upon exercise of the Non-employee SARs, the holder receives a cash-settled payment equal to the number of Non-employee SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the Non-employee SARs base price of $20.00 per stock appreciation right. Non-employee SARs are issued under a Non-employee SARs agreement.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 33.9% of our outstanding common stock as of September 30, 2019.

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

On July 23, 2019, concurrent with the completion of the 2019 Rights Offering, described in Note 17 and Note 18, the Tranche A-1 principal and paid-in-kind interest totaling $38.2 million was exchanged for 12.7 million of our common shares of which 10.7 million of common shares were issued to Vintage, a related party, and the remainder were issued to B.Riley, also a related party, described above.

NOTE 25 – DIVESTITURES

Effective May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH for €10.0 million (approximately $11.4 million), subject to adjustment. We received $7.4 million in cash and recognized a $3.6 million pre-tax loss on sale of this business in the nine months ended September 30, 2019, net of $0.7 million in transaction costs. Proceeds from the transaction were primarily used to reduce outstanding balances under our U.S. Revolving Credit Facility. Through the sale, we were also able to release performance letters of credit totaling $8.5 million, which improved our borrowing capacity. Prior to the divestiture, Loibl was part of the Vølund & Other Renewable segment and had revenues of approximately $30 million for the year ended December 31, 2018.

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
The escrow is available to resolve any submitted claims or adjustments up to 18 months from the closing date, and was primarily recorded in non-current other assets as of September 30, 2018. We recognized a $39.7 million pre-tax gain on sale of this business in 2018, net of $0.8 million of transaction costs. PBRRC was formerly part of the Vølund & Other Renewable segment and represented most of the operations and maintenance revenue in the three and nine months ended September 30, 2018.

NOTE 26 – DISCONTINUED OPERATIONS

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG ("Dürr"), pursuant to a stock purchase agreement executed on June 5, 2018 for $130.0 million, subject to adjustment. We received $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million, which was deposited in escrow pending final settlement of working capital and other customary matters. We primarily used proceeds from the transaction to reduce outstanding balances under our U.S. Revolving Credit Facility and for working capital purposes. During the quarter ended June 30, 2019, we received $1.5 million that was released from escrow. For the nine months ended September 30, 2019, $0.7 million of pretax income from discontinued operations was recognized primarily for the release of an accrued liability. On July 1, 2019, $2.7 million was released from escrow to Dürr. The remaining escrow matters are expected to be resolved within 18 months from the closing date.

The following table presents selected financial information regarding the discontinued operations of our former MEGTEC and Universal businesses included in the Condensed Consolidated Statements of Operations:

(in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenue	$50,969	$167,408
Cost of operations	40,597	130,785
Selling, general and administrative	9,220	26,244
Goodwill impairment	—	72,309
Research and development	424	1,180
Loss on asset disposals	(2,234)	(2,234)
Operating income (loss)	2,962	(60,877)
Net loss	(1,447)	(60,875)

The significant components of discontinued operations of our former MEGTEC and Universal businesses included in our Condensed Consolidated Statements of Cash Flows are as follows:

(in thousands)	Nine months ended September 30, 2018
Depreciation and amortization	$3,482
Goodwill impairment	72,309
Loss on asset disposals	(2,234)
Provision for deferred income taxes	(974)
Purchase of property, plant equipment	(77)

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (CECL) model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade receivables, contracts in progress, and potentially our impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For SEC filers, this standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of both standards on our financial statements.

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect the current views of our senior management with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy requirements under our revolving credit facility as amended; our ability to refinance said facility in a timely manner, if at all; our ability to obtain waivers of required pension contributions; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address remaining items and any warranty obligations within our accrued estimated costs for our Vølund & Other Renewable segment; our ability to successfully partner with third parties to win and execute contracts within the Vølund & Other Renewable segment; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets as a result of an "ownership change" under Section 382 of the Internal Revenue Code; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual of anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; and the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions as well as our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them. These factors include the cautionary statements included in this report and the factors set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended ("Annual Report") filed with the Securities and Exchange Commission.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this quarterly report or the Annual Report for any reason, except as required by law.

OVERVIEW OF RESULTS

In this report, unless the context otherwise indicates, "BW," "we," "us," "our" and "the Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. The presentation of the components of our revenues, adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted gross profit as reconciled in the table on the following pages of this Management's Discussion and Analysis of Financial Condition and Results of Operations is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business.

We recorded operating losses of $3.2 million and $39.4 million in the three and nine months ended September 30, 2019, respectively, compared to losses of $45.1 million and $288.9 million in the three and nine months ended September 30, 2018, respectively, and we showed improved results from each of our reporting segments. Prior to 2019, the most significant driver of our operating losses was the charges for the six European Vølund EPC loss contracts. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In the three and nine months ended September 30, 2019, we recorded $0.7 million and $8.0 million, respectively, in net losses compared to losses of $19.1 million and $129.1 million in the three and nine months ended September 30, 2018, respectively, from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. Aside from these loss projects, we have one remaining extended scope contract in our Vølund business, for which we continue to expect a small profit; this contract is expected to be turned over to our customer in the fourth quarter of 2019.

As of September 30, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. Upon completion of these activities in accordance with the settlement, we will have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth project was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss project, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 4.

The SPIG segment contributed to our operating results with $(2.4) million and $(1.8) million of adjusted EBITDA in the three and nine months ended September 30, 2019, respectively, compared to $(11.2) million and $(24.6) million in the three and nine months ended September 30, 2018, respectively. The improvement continues to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's adjusted EBITDA loss in the first nine months of 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts is a loss contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the nine months of 2019 and will be substantially completed by December 31, 2019. For the three and nine months ended September 30, 2019, SPIG's significant loss contract in the United States generated gross profit (losses) of $(2.5) million and $(2.5) million, respectively. For the three and nine months ended September 30, 2018, SPIG's significant loss contract in the United States generated gross profit (losses) of $(2.0) million and $(2.0) million, respectively.

Our Babcock & Wilcox segment generated adjusted EBITDA of $19.3 million and $47.5 million in the three and nine months ended September 30, 2019, respectively, compared to $15.6 million and $30.8 million in the three and nine months ended September 30, 2018, respectively. The increase is primarily attributable to lower costs on construction projects, cost savings from restructuring initiatives and lower warranty expenses partly offset by increases in overhead being absorbed by the segment that were previously absorbed by other segments

Through our restructuring efforts, we made significant strides to make our cost structure more variable and to reduce costs. We have identified additional initiatives that are underway as of the date of this filing that are expected to further reduce costs, and we expect to continue to explore other cost saving initiatives to improve cash generation and to evaluate additional non-core asset sales to reduce our debt.

Comparisons of our results from continuing operations for the three and nine months ended September 30, 2019 to the corresponding periods of 2018 were also affected by the following:

•	$3.6 million of loss on sale of business was recognized in the nine months ended ended September 30, 2019 for a non-core materials handling business in Germany, Loibl GmbH, as described in Note 25.

•
$2.6 million and $9.6 million of restructuring and spin-off costs were recognized in the three and nine months ended September 30, 2019, respectively, compared to $2.9 million and $13.6 million of restructuring and spin-off costs recognized in the three and nine months ended September 30, 2018. The actions in the first nine months of 2019 primarily related to severance. In the first nine months of 2018 restructuring costs related primarily to executive severance and the remaining severance costs of prior restructuring initiatives.

•
$1.2 million and $8.4 million of financial advisory services were recorded in the three and nine months ended September 30, 2019, respectively, as compared to $7.2 million and $15.5 million in the corresponding periods of 2018. These services are requirements of the U.S. Revolving Credit Facility.

•
$6.6 million of cost was recognized in the nine months ended September 30, 2019 for costs of a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project have moved forward.

•
$2.8 million and $7.4 million of legal and other advisory fees were recognized in the three and nine months ended September 30, 2019, respectively, related to the contract settlements described above and in Note 4 and for liquidity planning.

•
$0.7 million and $4.7 million of accelerated depreciation expense in the three and nine months ended September 30, 2019, respectively, for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio expected in the fourth quarter 2019.

•
$1.3 million of actuarially determined MTM losses from our Canadian pension plan was recognized in the nine months ended September 30, 2019, compared to $4.2 million and $4.7 million of MTM gains from our Canadian pension plan in the three and nine months ended September 30, 2018, respectively. MTM losses are further described in Note 12.

•	$37.5 million to fully impair goodwill related to our SPIG reporting unit in the second quarter of 2018.

•
$18.4 million of other-than-temporary impairment was recognized in the nine months ended September 30, 2018 for our interest in TBWES, an equity method investment in India based on an agreement to sell our ownership interest.

•
$6.5 million of gain on sale was recognized during the first quarter 2018 for our equity method investment in China and is included in equity in income and impairment of investees in the Condensed Consolidated Statement of Operations.

We face liquidity challenges from continued net operating losses and significant decreases in revenues and backlog including those losses recognized on our six European Vølund EPC loss contracts described in Note 4, which have required amendments and waivers to maintain compliance with the Amended Credit Agreement, inclusive of Amendments No. 16 and No. 17. Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). The Amended Credit Agreement and the amendments and waivers are described in more detail in Note 13, Note 14 and Note 18.

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

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the 2018 plan year was approved by the IRS on August 27, 2019 and the waiver request for the 2019 plan year is expected to be filed later in 2019 or early 2020.

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

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Beginning in 2018, we changed our primary measure of segment profitability from gross profit to adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"). The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment. Beginning in the first quarter of 2019, pension benefit (expense), which affected only the Babcock & Wilcox segment, is also not allocated to adjusted EBITDA of the segments. Beginning in the third quarter of 2019, stock compensation expense is not allocated to adjusted EBITDA of the segments. Prior periods have been conformed to be comparable.

Non-GAAP Financial Measures

The following discussion of Consolidated Results of Operations and Business Segment Results of Operations includes a non-GAAP financial measure. This financial measure includes adjusted gross profit for each business segment, which differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Intangible amortization expense is not allocated to the segments’ adjusted gross profit.  A reconciliation of operating loss, the most directly comparable GAAP measure, to adjusted gross profit is included in the table below.  Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period.

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Babcock & Wilcox segment	$161,824	$191,050	$(29,226)	$551,346	$547,928	$3,418
Vølund & Other Renewable segment	32,350	76,484	(44,134)	95,577	191,444	(95,867)
SPIG segment	10,311	34,849	(24,538)	62,047	117,608	(55,561)
Eliminations	(5,841)	(7,420)	1,579	(30,275)	(17,504)	(12,771)
	$198,644	$294,963	$(96,319)	$678,695	$839,476	$(160,781)

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Adjusted EBITDA (1)
Babcock & Wilcox segment(2)	$19,309	$15,639	$3,670	$47,535	$30,751	$16,784
Vølund & Other Renewable segment	(2,921)	(25,703)	22,782	(12,428)	(165,944)	153,516
SPIG segment	(2,361)	(11,192)	8,831	(1,845)	(24,621)	22,776
Corporate(3)	(3,059)	(4,952)	1,893	(16,973)	(20,787)	3,814
Research and development costs	(828)	(452)	(376)	(2,281)	(2,881)	600
	$10,140	$(26,660)	$36,800	$14,008	$(183,482)	$197,490
(1) Adjusted EBITDA for the three and nine months ended September 30, 2018 excludes stock compensation that was previously included in segment results and totals $0.3 million and $1.3 million, respectively in the Babcock & Wilcox segment, $0.1 million and $0.3 million, respectively in the Vølund & Other Renewable segment, $0.0 million and $0.1 million, respectively in the SPIG segment, and $0.9 million and $2.8 million, respectively in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(2)
The Babcock & Wilcox segment adjusted EBITDA for the three and nine months ended September 30, 2018 excludes $6.6 million and $20.1 million, respectively, of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(3)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $2.9 million and $8.6 million in the three months and nine months ended September 30, 2018, respectively.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Adjusted gross profit (loss)(1)
Operating loss	$(3,177)	$(45,147)	$41,970	$(39,397)	$(288,926)	$249,529
Selling, general and administrative ("SG&A") expenses	35,828	44,887	(9,059)	120,045	151,007	(30,962)
Advisory fees and settlement costs	4,474	7,244	(2,770)	22,862	15,475	7,387
Intangible amortization expense	972	1,342	(370)	3,301	5,398	(2,097)
Goodwill impairment	—	—	—	—	37,540	(37,540)
Restructuring activities and spin-off transaction costs	2,556	2,863	(307)	9,571	13,551	(3,980)
Research and development costs	828	452	376	2,281	2,881	(600)
(Gain) loss on asset disposals, net	(266)	28	(294)	(224)	1,412	(1,636)
Equity in income and impairment of investees	—	—	—	—	11,757	(11,757)
	$41,215	$11,669	$29,546	$118,439	$(49,905)	$168,344
(1) Intangible amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.

Adjusted gross profit by segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Adjusted gross profit (loss)
Babcock & Wilcox segment	$40,970	$34,313	$6,657	$109,929	$95,189	$14,740
Vølund & Other Renewable segment	1,259	(17,120)	18,379	3,460	(136,898)	140,358
SPIG segment	(1,014)	(5,524)	4,510	5,050	(8,196)	13,246
	$41,215	$11,669	$29,546	$118,439	$(49,905)	$168,344

Consolidated Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues decreased by $96.3 million to $198.6 million in the third quarter of 2019 as compared to $295.0 million in the third quarter of 2018. Revenue in the Babcock & Wilcox segment decreased by $29.2 million primarily due to lower volume related to the completion of large construction new build projects. Revenue in the Vølund & Other Renewable segment revenues decreased by $44.1 million due to the divestiture of our Palm Beach Resources Recovery Corporation ("PBRRC") operations and maintenance contracts in the third quarter of 2018 and Loibl, a materials handling business in Germany in the second quarter of 2019. Revenue was also lower due to the level of activity and changes in estimates in the Engineer, Procure and Construct ("EPC") loss contracts, as described in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. SPIG segment revenue declined $24.5 million due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products.

Operating losses improved $42.0 million to $(3.2) million in the third quarter of 2019 from $(45.1) million in the third quarter of 2018, primarily due to improved gross margins on construction projects in the Babcock & Wilcox segment, a lower level of losses on the six European Vølund EPC loss contracts as described in Note 4 and a change in strategy in the SPIG segment to improve profitability by focusing on more selective bidding in core geographies and products. Restructuring expenses, advisory fees, intangible asset amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Nine Months Ended September 30, 2019 and 2018

Revenues decreased by $160.8 million to $678.7 million in the first nine months of 2019 as compared to $839.5 million in the first nine months of 2018. Revenue in the Babcock & Wilcox segment increased by $3.4 million primarily due to a higher volume of large construction new build projects, which were partly offset by a decline in the global new build market. Revenue in the Vølund & Other Renewable segment revenues decreased by $95.9 million due to the divestitures of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida and Loibl, a materials handling business in Germany. Revenue was also lower due to the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described above and in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. SPIG segment revenue declined $55.6 million due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products.

Operating losses improved $249.5 million to $(39.4) million in the first nine months of 2019 from $(288.9) million in the first nine months of 2018, primarily due to improved revenues and lower costs on construction projects in the Babcock & Wilcox segment, a lower level of losses on the six European Vølund EPC loss contracts as described in Note 4 and a change in strategy in the SPIG segment to improve profitability by focusing on more selective bidding in core geographies and products. Restructuring expenses, advisory fees, intangible asset amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Babcock & Wilcox Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$161,824	$191,050	$(29,226)	$551,346	$547,928	$3,418
Adjusted EBITDA	$19,309	$15,639	$3,670	$47,535	$30,751	$16,784
Adjusted gross profit	$40,970	$34,313	$6,657	$109,929	$95,189	$14,740
Adjusted gross profit %	25.3%	18.0%		19.9%	17.4%

Three Months Ended September 30, 2019 and 2018

Revenues in the Babcock & Wilcox segment decreased 15%, or $29.2 million, to $161.8 million in the third quarter of 2019 compared to $191.1 million in the third quarter of 2018. The revenue decrease is primarily attributable to lower volume related to the completion of large construction new build projects.

Adjusted EBITDA in the Babcock & Wilcox segment increased 23%, or $3.7 million, to $19.3 million in the third quarter of 2019 compared to $15.6 million in the third quarter of 2018, which is mainly attributable to improved gross margins on construction projects, which were partially offset by the effect of lower volume as described above and increases in corporate overhead being absorbed by the segment that were previously absorbed by the Vølund & Other Renewable and SPIG segments.

Adjusted gross profit in the Babcock & Wilcox increased $6.7 million to $41.0 million in the third quarter of 2019 compared to $34.3 million in the third quarter of 2018, primarily related to improved gross margins on construction projects, which partially offset the gross profit effect of lower volume as described above.

Nine Months Ended September 30, 2019 and 2018

Revenues in the Babcock & Wilcox segment increased 1%, or $3.4 million, to $551.3 million in the nine months ended September 30, 2019 compared to $547.9 million in the corresponding period in 2018. The revenue increase is attributable to a higher volume of large construction new build projects, which were partly offset by a decline in the global new build market.

Adjusted EBITDA in the Babcock & Wilcox segment increased 55%, or $16.8 million, to $47.5 million in the nine months ended September 30, 2019 compared to $30.8 million in the corresponding period in 2018, which is mainly attributable to an increase in revenue volume as described above, lower warranty expense and the results of cost savings and restructuring initiatives partly offset by increases in corporate overhead being absorbed by the segment that were previously absorbed by the Vølund & Other Renewable and SPIG segments.

Adjusted gross profit in the Babcock & Wilcox segment increased $14.7 million to $109.9 million in the nine months ended September 30, 2019 compared to $95.2 million in the corresponding period in 2018, which reflects the increase in revenue above as well as lower costs on construction projects. Additionally, warranty expense in the second quarter of 2018 included $5.3 million of specific provisions on certain contracts in the B&W segment for specific technical matters and customer requirements.

Vølund & Other Renewable Segment Results

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$32,350	$76,484	$(44,134)	$95,577	$191,444	$(95,867)
Adjusted EBITDA	$(2,921)	$(25,703)	$22,782	$(12,428)	$(165,944)	$153,516
Adjusted gross profit (loss)	$1,259	$(17,120)	$18,379	$3,460	$(136,898)	$140,358
Adjusted gross profit (loss) %	3.9%	(22.4)%		3.6%	(71.5)%

Three Months Ended September 30, 2019 and 2018

Revenues in the Vølund & Other Renewable segment decreased 58%, or $44.1 million to $32.4 million in the third quarter of 2019 compared to $76.5 million in the third quarter of 2018. The reduction in revenue relates to the divestitures of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida and Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $60 million and $30 million, respectively. Revenue was also lower due to the level of activity and changes in estimates in the EPC loss contracts, as described in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. Our revenue in 2019 was also affected by a previous change in strategy for the Vølund business. In 2017, we redefined our approach to bidding on and executing renewable energy contracts, under which we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We expect this lower, more focused scope to result in lower levels of revenue, but better execution on future work. Additionally, we previously made the decision to limit bidding on Vølund renewable energy contracts while we focused on progressing the EPC loss contracts, and that previous limit on bidding has resulted in lower revenue in 2019.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $22.8 million to $(2.9) million in the third quarter of 2019 compared to $(25.7) million in the third quarter of 2018. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the third quarter of 2018, we recorded $19.1 million in net losses including warranty resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts as compared to $0.7 million of equivalent losses recorded in the third quarter of 2019 inclusive of warranty. Beyond the effect of the loss contracts, Adjusted EBITDA in the third quarter 2019 included lower levels of direct overhead support, warranty expense and lower SG&A, reflecting the benefits of restructuring offset partially by the absence of gross profit from PBRRC and Loibl as described above.

Adjusted gross profit (loss) in the Vølund & Other Renewable segment increased $18.4 million to $1.3 million in the third quarter of 2019 compared to $(17.1) million in the third quarter of 2018. The improvement was primarily driven by lower costs to complete the six European Vølund EPC loss contracts as described in the Adjusted EBITDA section above. Beyond the effect of the loss contracts, the third quarter 2019 gross profit included lower levels of direct overhead support and warranty expense, offset by the absence of gross profit from PBRRC and Loibl as described above.

Nine Months Ended September 30, 2019 and 2018

Revenues in the Vølund & Other Renewable segment decreased 50%, or $95.9 million to $95.6 million in the nine months ended September 30, 2019 compared to $191.4 million in the corresponding period in 2018. The reduction in revenue relates to the divestitures of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida and Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $60 million and $30 million, respectively. Revenue was also lower due to the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described in Note 4, which was partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC contracts to the customers. Our revenue in 2019 was also affected by a previous change in strategy for the Vølund business and a previous decision to limit bidding on Vølund renewable energy contracts while we focused on progressing the EPC loss contracts, both of which are described above.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $153.5 million to $(12.4) million in the nine months ended September 30, 2019 compared to $(165.9) million in the corresponding period of 2018. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the nine months ended September 30, 2019 and September 30, 2018, we recorded $8.0 million and $129.1 million in net losses including warranty, respectively. Beyond the effect of the loss contracts, Adjusted EBITDA for the nine months ended September 30, 2019 included lower levels of direct overhead support, warranty expense and lower SG&A, reflecting the benefits of restructuring offset partially by the absence of gross profit from PBRRC and Loibl as described above.

Adjusted gross profit (loss) in the Vølund & Other Renewable segment increased $140.4 million to $3.5 million in the nine months ended September 30, 2019 compared to $(136.9) million in the corresponding period in 2018. The improvement was primarily driven by lower costs to complete the six European Vølund EPC loss contracts as described in the Adjusted EBITDA section above. Beyond the effect of the loss contracts, gross profit for the nine months ended September 30, 2019 included lower levels of direct overhead support and warranty expense, offset by the absence of gross profit from PBRRC and Loibl as described above.

SPIG Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$10,311	$34,849	$(24,538)	$62,047	$117,608	$(55,561)
Adjusted EBITDA	$(2,361)	$(11,192)	$8,831	$(1,845)	$(24,621)	$22,776
Adjusted gross (loss) profit	$(1,014)	$(5,524)	$4,510	$5,050	$(8,196)	$13,246
Adjusted gross (loss) profit %	(9.8)%	(15.9)%		8.1%	(7.0)%

Three Months Ended September 30, 2019 and 2018

Revenues in the SPIG segment decreased 70%, or $24.5 million, to $10.3 million in the third quarter of 2019 from $34.8 million in the third quarter of 2018. The decrease is primarily due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. For the three months ended September 30, 2019 and 2018, SPIG's one significant loss contract, as disclosed in Note 4, generated revenues of $0.8 million and $13.9 million, respectively.

Adjusted EBITDA in the SPIG segment improved $8.8 million to $(2.4) million in the third quarter of 2019 compared to $(11.2) million in the third quarter of 2018, driven by a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products in addition to the benefits of restructuring, SG&A cost savings and operating cost reductions.

Adjusted gross profit (loss) in the SPIG segment increased $4.5 million to $(1.0) million in the third quarter of 2019, compared to $(5.5) million in the third quarter of 2018. The SPIG segment improvement was decreased by SPIG's one significant loss contract, as disclosed in Note 4, increased adjusted gross profit (loss) of $(0.5) million in the third quarter ended September 30, 2019 compared to the same prior year period. The improvement reflects the effects of a 2017 change in strategy as described in the Adjusted EBITDA section above.

Nine Months Ended September 30, 2019 and 2018

Revenues in the SPIG segment decreased 47%, or $55.6 million, to $62.0 million in the nine months ended September 30, 2019 from $117.6 million in the corresponding period in 2018. The decrease is primarily due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. For the nine months ended September 30, 2019 and 2018, SPIG's one significant loss contract, as disclosed in Note 4, generated revenues of $19.1 million and $29.8 million, respectively.

Adjusted EBITDA in the SPIG segment improved $22.8 million to $(1.8) million of adjusted EBITDA income in the nine months ended September 30, 2019 compared to $(24.6) million in the corresponding period in 2018, driven by a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products in addition to the benefit of restructuring, SG&A cost savings and operating cost reductions.

Adjusted gross profit (loss) in the SPIG segment increased $13.2 million, to $5.1 million in the nine months ended September 30, 2019, compared to $(8.2) million in the corresponding period in 2018. The SPIG segment improvement was decreased by SPIG's one significant loss contract, as disclosed in Note 4, increased adjusted gross profit (loss) of $(0.5) million in the nine months ended September 30, 2019 compared to the same prior year period. The improvement reflects the effects of a 2017 change in strategy as described in the Adjusted EBITDA section above.

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

	Three months ended September 30,		Nine months ended September 30,
(In approximate millions)	2019	2018	2019	2018
Babcock & Wilcox	$84	$131	$411	$535
Vølund & Other Renewable(1)(2)	(1)	(440)	(60)	(417)
SPIG	8	5	38	51
Other/eliminations	(5)	—	(20)	(2)
Bookings	$86	$(304)	$369	$167

(1)
Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Vølund & Other Renewable bookings in the three months ended September 30, 2019 and 2018 was $(6.9) million and $0.8 million, respectively, and the foreign exchange impact on Vølund & Other Renewable bookings in the nine months ended September 30, 2019 and 2018 was $(7.4) million and $(11.5) million, respectively.

(2) In the three and nine months ended September 30, 2019, Vølund & Other Renewable includes debookings of $19 million related to the sale of Loibl and $72 million related to a 15-year operations and maintenance contract previously expected to follow completion of the fifth European Vølund EPC loss contract, which was cancelled following the settlement agreement described in Note 4. In the three months ended September 30, 2018, Vølund & Other Renewable includes a reduction of approximately $467 million from the sale of PBRRC.

	Nine months ended September 30,
(In approximate millions)	2019	2018
Babcock & Wilcox	$245	$440
Vølund & Other Renewable(1)	172	400
SPIG	63	109
Other/eliminations	(7)	(28)
Backlog	$473	$921

(1)
Vølund & Other Renewable backlog at September 30, 2019, includes $139.5 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at September 30, 2019, we expect to recognize revenues as follows:

(In approximate millions)	2019	2020	Thereafter	Total
Babcock & Wilcox	$98	$117	$30	$245
Vølund & Other Renewable	20	25	127	172
SPIG	15	14	34	63
Other/eliminations	(2)	—	(5)	(7)
Expected revenue from backlog	$131	$156	$186	$473

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $1.9 million to $3.1 million in the third quarter of 2019 as compared to $5.0 million in the third quarter of 2018, primarily due to the benefits of restructuring and discretionary spend reductions, partly offset by an incentive compensation award.

Corporate costs decreased $3.8 million to $17.0 million in the nine months ended September 30, 2019 as compared to $20.8 million in the nine months ended September 30, 2018, primarily due to the benefits of restructuring and discretionary spend reductions, partly offset by an incentive compensation award.

Allocations are excluded from discontinued operations, and accordingly, $2.9 million and $8.6 million of indirect costs that were previously absorbed by the MEGTEC and Universal businesses were included as other unallocated costs in Corporate for the three and nine months ended September 30, 2018, respectively.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $2.8 million to $4.5 million in the third quarter of 2019 as compared to $7.2 million in the third quarter of 2018, primarily due to a decrease in financial advisory fees, partly offset by an increase in legal fees related to pursuit of insurance recoveries.

Advisory fees and settlement costs increased by $7.4 million to $22.9 million in the nine months ended September 30, 2019 as compared to $15.5 million in the nine months ended September 30, 2018, primarily due to settlement cost to exit a certain Vølund contract as described in Note 4, an increase in legal fees related to liquidity planning and pursuit of insurance recoveries, partly offset by a decrease in financial advisory fees.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $0.8 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Research and development expenses totaled $2.3 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively. The reductions for the nine months ended September 30, 2019 resulted primarily from restructuring and cost-control initiatives.

Restructuring

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund business and our liquidity needs. Severance actions across our business units, including executive severances, resulted in $2.6 million and $2.9 million of expense in the three months ended September 30, 2019 and 2018, respectively. Severance actions across our business units, including executive severances, resulted in $9.6 million and $13.6 million of expense in the nine months ended September 30, 2019 and 2018, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of

September 30, 2019, we do not expect additional severance expense to be recognized based on actions taken through that date.

Our restructuring actions and other additional cost reductions since the second quarter of 2018 are targeting to save approximately $119 million annually once fully implemented.

Goodwill Impairment

Goodwill and other intangible assets are required to be tested for impairment annually or earlier if there are impairment indicators. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. As a result of the impairment test, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit, after which it did not have any remaining goodwill. Since June 30, 2018, all remaining goodwill is related to the Babcock & Wilcox segment as described in Note 7.

Equity in Income (Loss) of Investees

At September 30, 2019, we do not have any remaining investments in equity method investees. During the first quarter of 2018, we sold our interest in BWBC to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity in income and impairment of investees in the Condensed Consolidated Statement of Operations. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange in our Condensed Consolidated Statement of Operations. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. These other-than-temporary-impairment losses were classified in equity in income and impairment of investees in the Condensed Consolidated Statements of Operations.

Depreciation and Intangible Asset Amortization

Depreciation expense was $4.3 million and $5.8 million in the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $15.8 million and $15.6 million in the nine months ended September 30, 2019 and 2018, respectively.

We recorded intangible asset amortization expense of $1.0 million and $1.3 million in the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $5.4 million in the nine months ended September 30, 2019 and 2018, respectively.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. At the same time, we announced that we would consolidate most of our Barberton and Copley, Ohio operations into new, leased office space in Akron, Ohio. The move to the new, leased office space is expected to occur during the fourth quarter of 2019. We do not expect to incur significant relocation costs; however, since the decision to relocate in the third quarter of 2018, we recognized $7.9 million of accelerated depreciation, of which $0.7 million and $4.7 million was incurred during the three and nine months ended September 30, 2019, respectively.

Pension and Other Postretirement Benefit Plans

We recognize pension benefit from our defined benefit and other postretirement benefit plans, which are based on actuarial calculations. We recognize benefit primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits, excluding

MTM adjustments were $3.6 million and $6.6 million in the three months ended September 30, 2019 and 2018, respectively, and $10.4 million and $20.1 million in the nine months ended September 30, 2019 and 2018, respectively.

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

Lump sum payments from our Canadian Plans resulted in plan settlements during the first and second quarters of 2019. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities that were losses of $1.3 million in the nine months ended September 30, 2019. There were no lump sum payments from our Canadian pension plan during the third quarter of 2019.

During the second quarter of 2018, lump sum payments from our Canadian pension plan resulted in a plan settlement gain of $0.1 million, which also resulted in interim MTM accounting for the pension plan. The MTM adjustment in the second quarter of 2018 was a gain of $0.4 million. There were no lump sum payments from our Canadian pension plan during the third quarter of 2018.

Refer to Note 12 for further information regarding our pension and other postretirement plans. Other than service cost of $0.4 million and $0.2 million in the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.6 million in the nine months ended September 30, 2019 and 2018, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments.

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

Foreign exchange was a loss of $26.7 million and $27.4 million for the three and nine months ended September 30, 2019, respectively, and was a loss of $4.9 million and $22.7 million for the three and nine months ended September 30, 2018, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2019 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except for percentages)	2019	2018	$ Change	2019	2018	$ Change
Loss before income taxes	$(55,947)	$(9,891)	$(46,056)	$(131,631)	$(331,372)	$199,741
Income tax expense	$1,043	$94,256	$(93,213)	$3,560	$99,285	$(95,725)
Effective tax rate	(1.9)%	(952.9)%		(2.7)%	(30.0)%

Our income tax expense in the three and nine months reflects a full valuation allowance against our net deferred tax assets. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future, and valuation allowances are recorded when the ability to utilize those deferred tax assets to reduce taxable income in the foreseeable future is less than more likely than not. Valuation allowances do not limit our ability to use deferred tax assets in the future. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the three and nine months ended September 30, 2019 is not reflective of the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In the three and nine months ended September 30, 2018, our effective tax rate was not reflective of the U.S. statutory rate primarily due to the increase in the valuation allowance against net deferred tax assets. In jurisdictions where we had available net operating loss carryforwards (NOLs), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets resulted in income tax benefit or expense related primarily to discrete items. In other profitable jurisdictions, however, we recorded income tax expense, even though we established a full valuation allowance against our net deferred tax assets. Discrete items in the three months ended September 30, 2018 included $99.6 million of expense from increasing the valuation allowance against remaining deferred tax assets and a $1.6 million benefit related to the release of tax reserve when the statute of limitations expired.

Loss before provision for income taxes generated in the United States and foreign locations for the three and nine months ended September 30, 2019 and 2018 is presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
United States	$(23,446)	$28,607	$(60,951)	$(80,141)
Other than the United States	(32,501)	(38,498)	(70,680)	(251,231)
Loss before provision for income taxes	$(55,947)	$(9,891)	$(131,631)	$(331,372)

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

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 16 and No. 17, dated April 5, 2019 and August 7, 2019, respectively, which provided Tranche A-3 of the Last Out

Term Loans described above and in Note 14, reset the financial and other covenants, adjusted the interest rate of the Last Out Term Loans, reset the maturity date of the Last Out Term Loans to December 31, 2020, increased borrowing capacity under the U.S. Revolving Credit Facility by reducing the minimum liquidity requirement, allowed for the issuance of a limited amount of new letters of credit with respect to any future Vølund project, permitted other letters of credit to expire up to one year after the maturity of the U.S. Revolving Credit Facility, clarifies (Amendment No. 17) the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts, and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019; and

•
filed and plan to file for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2019 by approximately $15 million and a similar or greater amount in 2020 and would increase contributions over the following five years. The waiver request for the 2018 plan year was approved by the IRS on August 27, 2019 and the waiver request for the 2019 plan year is expected to be filed later in 2019 or early 2020.

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

In addition to the discussions regarding additional financing described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

On November 27, 2018, we received written notification from the New York Stock Exchange (the "NYSE"), that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days. We completed a reverse stock split effective as of July 24, 2019 to regain compliance as described below.

On September 4, 2019, we received written notification from the NYSE that we regained compliance after the Company’s average stock price for the 30-trading-day period ended September 4, 2019 was above the NYSE’s minimum listing criteria of $1.00. The Company’s average share price for the period was $3.63.

On July 11, 2019, the Company's board of directors approved a reverse stock split of one-for-ten on the Company's issued and outstanding common stock which became effective on July 24, 2019. The one-for-ten reverse stock split automatically converted every ten shares of the Company's outstanding and treasury common stock prior to the effectiveness of the reverse stock split into one share of common stock. No fractional shares were issued in the reverse stock split. Instead, stockholders who would otherwise have held fractional shares received cash payments (without interest) in respect of such fractional shares. The reverse stock split did not impact any stockholder's percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to allow the Company to regain compliance with the NYSE's continued listing standards relating to minimum price per share.

All share and per share data contained in these condensed consolidated financial statements reflects the retroactive application of the aforementioned reverse stock split.

Cash as of September 30, 2019 and Cash Flows for the nine months ended September 30, 2019 and 2018

At September 30, 2019, our unrestricted cash and cash equivalents totaled $32.1 million and we had total debt of $293.6 million. Our foreign business locations held $30.6 million of our total unrestricted cash and cash equivalents at September 30, 2019. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At September 30, 2019, we had approximately $18.3 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $201.1 million in the nine months ended September 30, 2019, which was primarily due to funding settlements related to European Vølund EPC contracts as described in Note 4, progress against accrued losses on the six European Vølund EPC loss contracts and working capital build within the Babcock & Wilcox segment related to the timing and mix of work. In the nine months ended September 30, 2018, cash used in operations was $213.5 million and primarily related to funding progress on the six European Vølund EPC loss contracts in the Vølund & Other Renewable segment, corporate overhead (inclusive of interest, pension and other postretirement benefits, financial advisory services, restructuring and spin costs, and research and development) and working capital build within the Babcock & Wilcox segment related to the timing and mix of work. Operating cash flows in the nine months ended September 30, 2018 are primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill, equity method investments and an allowance for an insurance receivable.

Cash flows from investing activities provided net cash of $7.1 million in the nine months ended September 30, 2019, primarily from proceeds received from the sale of Loibl for $7.4 million. In the nine months ended September 30, 2018, net cash provided by investing activities was $67.7 million, primarily from asset sales, including the sales of two equity method investments, BWBC and TBWES, for $28.8 million, the sale of a small emissions monitoring business for $5.1 million and the sale of PBRRC for $38.8 million, offset by $5.0 million of capital expenditures.

Cash flows from financing activities provided net cash of $181.0 million in the nine months ended September 30, 2019, primarily related to $109.6 million net borrowings from the Last Out Term Loans, $46.8 million of net borrowings from the U.S. Revolving Credit Facility, and $40.4 million proceeds from the Rights Offering, partly offset by $15.5 million of financing fees. Net cash provided by financing activities in the nine months ended September 30, 2018 was $134.3 million primarily related to $96.3 million of net borrowings from the U.S. Revolving Credit Facility and the $20.0 million borrowings from the Last Out Term Loan for working capital purposes. Gross proceeds received from the rights offering were $248.4 million, of which $214.9 million were used to repay the Second Lien Term Loan, including $2.3 million of accrued interest, with the remainder used to fund operations. Cost associated with the financing activity in the nine months ended September 30, 2018 totaled $11.4 million.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into "the Amended Credit Agreement" with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments ("the Amendments") to the Amended Credit Agreement, including those to avoid default. As of September 30, 2019, we were in compliance with the terms of the Amended Credit Agreement inclusive of Amendments No. 16 and No. 17. On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provides (i) $150.0 million in additional commitments from B. Riley FBR, Inc., under Tranche A-3 of last out term loans described in Note 14 and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarifies the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and resets the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ending March 31, 2019.

Amendment No. 16 to the Amended Credit Agreement also created a new event of default for failure to terminate the existing revolving credit facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020. As of September 30, 2019, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $340.0 million (reduced to $337.8 million in October 2019 as a result of the sale of an asset), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

The Amended Credit Agreement and our cash management agreements with our lenders and their affiliates continue to be (1) guaranteed by substantially all of our wholly owned domestic subsidiaries and certain of our foreign subsidiaries, but excluding our captive insurance subsidiary, and (2) secured by first-priority liens on certain assets owned by us and the guarantors. The U.S. Revolving Credit Facility requires interest payments on revolving loans on a periodic basis until maturity. We may prepay all loans at any time without premium or penalty (other than customary LIBOR breakage costs), subject to notice requirements, with the exception to the prepayment of certain Last Out Term Loans pursuant to the Equitization Transactions described in Note 18; such Last Out Term Loan prepayments were limited by an aggregate principal amount of $86 million plus interest. The U.S. Revolving Credit Facility requires certain prepayments on any outstanding revolving loans after receipt of cash proceeds from certain asset sales or other events, subject to certain exceptions. Such prepayments may require us to reduce the commitments under the U.S. Revolving Credit Facility by a corresponding amount of such prepayments.

After giving effect to the Amendments through September 30, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bear interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 19. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount is payable on the first business day of 2020. A deferred fee reduction from 2.5% to 1.5% became effective October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

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

•1.10:1.00 for the quarter ending September 30, 2019
•1.10:1.00 for the quarter ending December 31, 2019
•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

At September 30, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $191.7 million at a weighted average interest rate of 8.95%. Usage under the U.S. Revolving Credit Facility consisted of $191.7 million of borrowings, $27.0 million of financial letters of credit and $98.0 million of performance letters of credit. At September 30, 2019, we had approximately $23.3 million available to meet letter of credit requirements based on our overall facility size, of which $18.3 million was available for additional borrowings under our sublimit.

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

Last Out Term Loans

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020. As of September 30, 2019 and December 31, 2018, the Last Out Term Loans' net carrying values are presented as a current liability in our Condensed Consolidated Balance Sheets due to the uncertainty of our ability to refinance our U.S. Revolving Credit Facility as required by the Amended Credit Agreement (as described above).

Until July 22, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bear interest at a fixed rate per annum of 15.5% per annum. of which 7.5% is payable in cash and 8% is payable in kind. As of September 30, 2019, and after giving effect to the completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on the Tranche A-3 Last Out Term Loan under the Amended Credit Agreement is a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-3 was 20.64% on September 30, 2019. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. Interest expense associated with the Last Out Term Loans is detailed in Note 19.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley FBR, Inc., a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party. The original face principal amount of Tranche A-1 is $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest, and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 18) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 18, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of the Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt. Interest rates of Tranche A-1 are described above. As described in Note 18, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

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

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Equitization Transactions as described above and in Note 18, but not re-borrowed. As part of the July 23, 2019 Equitization Transactions described in Note 18, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment.

Equitization Transactions

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
A $50.0 million rights offering ("2019 Rights Offering") as described in Note 17, for which B. Riley FBR, Inc. agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans.

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

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 12,720,785 shares of common stock (10,720,785 shares to Vintage and 2,000,000 shares to affiliates of B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by affiliates of B. Riley and the remainder was held by Vintage.

•	1,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2019 and December 31, 2018 was $97.7 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $34.4 million as of September 30, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $31.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $218.5 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

2019 Rights Offering

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock (the "2019 Rights Offering"). The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.7 million for the nine months ended September 30, 2019.

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 18, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 24. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions described in Note 18 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

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

The 2018 Rights Offering resulted in the issuance of 12.4 million common shares on April 30, 2018. Gross proceeds from the 2018 Rights Offering were $248.4 million. Of the proceeds received, $214.9 million was used to fully repay the Second Lien Credit Agreement, including $2.3 million of accrued interest, and the remainder was used for working capital purposes. Direct costs of the 2018 Rights Offering totaled $3.3 million. The shares issued in the 2018 Rights Offering were then subject to the one-for-ten reverse stock split described in Note 1.

Warrants

On July 23, 2019, 1,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 18. Each warrant was to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley. As of September 30, 2019, 1,666,667 warrants remain unexercised.

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

On June 14, 2019, at the Company's annual meeting of stockholders, upon the recommendation of the Company's Board of Directors, the stockholders approved the Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (amended and restated as of June 14, 2019) (the "Fourth Amended and Restated 2015 LTIP"), which became effective upon such stockholder approval. The Fourth Amended and Restated 2015 LTIP, among other immaterial changes, increases the number of shares available for awards by 1,700,000 shares to a total of 2,927,173 shares of the Company's common stock, subject to adjustment as provided under the plan document. The increase in the maximum number of shares available for awards will allow us to establish the previously announced equity pool of 1,666,666 shares of its common stock for issuance for long-term incentive planning purposes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the nine months ended September 30, 2019.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

On August 8, 2019, our former Vice President, Controller and Chief Accounting Officer, Daniel W. Hoehn, resigned from the Company, at which time Louis Salamone, the Company’s Chief Financial Officer, assumed the additional role of the Company’s Chief Accounting Officer.

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

There were no other changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended September 30, 2019.

Period	Total number of shares purchased (1) (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2019	52	$3.80	—	$—
August 2019	5,995	$3.49	—	$—
September 2019	56	$3.47	—	$—
Total	6,103	$3.49	—	$—
(1) Repurchased shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.
(2) Total number of shares purchased and average price paid per share reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

Item 6. Exhibits

10.1	Form of 2019 Restricted Stock Units Director Grant Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

November 7, 2019	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)