Form 10-K
period 2019-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2020-03-30
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 EAST MARKET STREET, SUITE 650
AKRON, OHIO	44305
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (330) 753-4511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BW	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock
Exchange on June 28, 2019) was approximately $45.2 million.

The number of shares of the registrant's common stock outstanding at March 24, 2020 was 46,407,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

2

PART I
ITEM 1. Business

In this annual report on Form 10-K, unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

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

•	custom-engineered ash handling equipment, systems and replacement parts;

•	custom-engineered, comprehensive dry and wet cooling solutions for steam applications; and

•	engineered-to-order services, products and systems for energy conversion worldwide and related auxiliary equipment, such as burners, pulverizers, sootblowers and ash and material handling systems.

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

Going Concern Considerations

Substantial doubt regarding our ability to continue as a going concern was initially raised in connection with the issuance of our 2018 Consolidated Financial Statements as we faced liquidity challenges from significant decreases in revenues and backlog as well as continued net operating losses, including losses recognized on our six European Vølund EPC loss contracts described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. These liquidity challenges caused us to be out of compliance with certain financial covenants contained in, and resulted in events of default under, the agreements governing certain of our debt at each of December 31, 2018 and March 31, 2019. As a result, we were forced to execute numerous amendments and waivers to waive these defaults and maintain compliance with these agreements.

During 2019 and the first quarter of 2020, management successfully implemented or is in the process of implementing plans to address our liquidity needs, improve our operational results and obtain additional financing primarily through the actions described in "Management's Discussion and Analysis - Liquidity and Capital Resources - Liquidity and Going Concern Considerations" included in Part II, Item 7 of this annual report, and Note 1, Note 14 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. Our headquarters and the headquarters of our Babcock & Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where we and our customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some of our employees can work remotely, many of our customers and projects require our employees to travel to customer and project worksites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed, and we have and continue working to evacuate employees from jurisdictions that are closing their borders. Customers have closed or reduced on-site activities, and timelines for completion on certain of our projects have also been extended into next year. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus have also caused significant volatility and, at times, illiquidity in global equity and credit markets. As a result of our current inability to reasonably estimate the full scope of these and future impacts of this outbreak on our ongoing operations, we continue to face uncertainty regarding our liquidity and ability to refinance our Amended Credit Agreement by May 11, 2020, which raises a substantial doubt about our ability to continue as a going concern.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face.

For additional information, see Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

Business Segments

Our operations are assessed based on three reportable segments, Babcock & Wilcox, Vølund & Other Renewable and SPIG.

Babcock & Wilcox Segment

Our Babcock & Wilcox segment focuses on the supply of, and aftermarket services for, steam-generating, environmental, and auxiliary equipment for power generation, oil and gas, and other industrial applications, which includes a comprehensive mix of OEM and aftermarket products and services to support peak efficiency and availability of steam generating and associated environmental and auxiliary equipment, serving utility, oil and gas, and industrial customers globally.

Steam generating product and service offerings include engineering, procurement, specialty manufacturing, construction and commissioning of new and retrofit utility boilers and industrial boilers fired with coal and natural gas. Our boiler products include advanced supercritical boilers, subcritical boilers, fluidized bed boilers, chemical recovery boilers, industrial power boilers, package boilers, heat recovery steam generators and waste heat boilers.

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

The segment also receives license fees and royalty payments through licensing agreements of our proprietary technologies.

While opportunities to increase revenues in the segment are limited, we are striving to grow margins by:

•	maintaining our strong service presence in support of our installed fleet of steam generation equipment and expanding support of others' OEM equipment;

•	selectively bidding for contracts in emerging international markets requiring state-of-the-art technology for fossil power generation and environmental systems;

•
growing sales of industrial steam generation products in the petrochemical and pulp & paper markets, such as heat recovery, environmental control systems, natural gas and oil-fired package boilers; and

•	reducing costs through a focus on operational efficiencies.

Vølund & Other Renewable Segment

Our Vølund & Other Renewable segment provides steam-generating systems, environmental and auxiliary equipment for the waste-to-energy and biomass power generation industries, and plant operations and maintenance services for our full complement of systems and equipment. We deliver these products and services to a large base of customers in Europe and Asia through our extensive network of technical support personnel and global sourcing capabilities. Our customers consist of traditional, renewable and carbon neutral power utility companies that require steam generation and environmental control technologies to enable beneficial use of municipal waste and biomass. This segment's activity is dependent on the demand for electricity and reduced landfill use, and ultimately the capacity utilization and associated operations and maintenance expenditures of waste-to-energy power generating companies and other industries that use steam to generate energy.

In 2017, we redefined our approach to bidding on and executing renewable energy contracts. Under this model, we are focusing on engineering and supplying our core waste-to-energy and renewable energy technologies - steam generation, combustion grate, environmental equipment, material handling and cooling condensers - while partnering with other firms to execute the balance of plant and civil construction scope on contracts we pursue. We also elected to limit bidding on additional renewable energy contracts that involved our European resources as we worked through our then-existing contracts. We believe this market approach is better aligned with our core competencies and risk-profile as a supplier of engineered equipment and technologies and aftermarket services.

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

On May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH. See further discussions in Note 27 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

SPIG Segment

Our SPIG segment provides custom-engineered cooling systems, services and aftermarket products. SPIG’s product offerings include air-cooled (dry) cooling systems, mechanical draft wet cooling towers and natural draft wet cooling hyperbolic towers. SPIG also provides end-to-end aftermarket services, including spare parts, upgrades and revamping of existing installations and remote monitoring. SPIG's comprehensive dry and wet cooling solutions and aftermarket products and services are primarily provided to the power generation industry, including natural gas-fired and renewable energy power plants, and downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. SPIG's activity is dependent primarily on global energy demand from utilities and other industrial plants, regulatory requirements, water scarcity and energy efficiency needs.

Beginning in 2017, we changed our strategy to improve profitability by focusing on more selective bidding in core geographies and products. We see opportunities for growth in revenues from core products and geographies in the SPIG segment relating to a variety of factors. Our new equipment customers make purchases as part of major capacity expansions, to replace existing equipment, or in response to regulatory initiatives. Additionally, our significant installed base provides a consistent and recurring aftermarket stream of parts, retrofits and services. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2019; however, included in these few remaining contracts are two loss contracts. The first loss contract is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the twelve months of 2019 with the erection completed as of December 31, 2019. The second loss contract is a contract to engineer and procure materials for a dry cooling system for a gas-fired power plant in the United States, which continued through the twelve months of 2019 and is expected to be substantially complete in the second quarter of 2020.

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

From time to time, we partner with other companies to meet the needs of our customers, which can result in project-related joint venture entities or other contractual arrangements. While we carefully select our partners in these arrangements, they can subject us to risks that we may not be able to fully control and may include joint and several liability. An example of this includes BWL Energy Ltd., which was formed to complete the construction of a waste wood fired boiler contract in the United Kingdom (the fifth European Vølund loss contract described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report). This joint venture combined our expertise in waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer. However, our partner in BWL Energy Ltd. filed for administration (similar to bankruptcy in the U.S.) in late February 2018, and we were required to assume our partner's scope of work.

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

See further description of risks related to our contracting in Risks Relating to Our Industry and Our Business in Part I, Item 1A of this annual report.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts, which may involve providing cash collateral or other contract security that we may not be able to provide.

Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed. See further discussion in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

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

Historically, our joint ventures in China and India served the power generation needs of their local domestic and other utility markets, and both joint ventures participated as manufacturing partners on certain of our foreign contracts. In 2018, we sold our joint venture interests of Babcock & Wilcox Beijing Company, Ltd. ("BWBC") and Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES") located in China and India, respectively.

The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows.

For additional information on the geographic distribution of our revenues, see Note 4 to our Consolidated Financial Statements included in Part II, Item 8 of this annual report.

Customers

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually accounted for more than 10% of our consolidated revenues for the year ended December 31, 2019. We have one customer, Southern Company, which accounted for $138.1 million or 13.0% of our consolidated revenue for the year ended December 31, 2018. Refer to Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report for additional information.

Competition

With over 150 years of experience, we have supplied highly engineered energy and environmental equipment in more than 90 countries. We have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation, environmental, and cooling systems and services. Each segment's primary competitors are summarized as follows:

Babcock & Wilcox segment	Vølund & Other Renewable segment	SPIG segment
GE	CNIM Group	Hamon
MH Power Systems	Hitachi Zosen	Enexio
Babcock Power	Martin	Seagull
Clyde Bergemann	Keppel Seghers	Paharpur
Doosan	Valmet	Evapco
Enerfab	Andritz	SPG Dry

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

Employees

At December 31, 2019, we had approximately 2,400 employees worldwide. Of our hourly employees, approximately 550 are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We successfully renegotiated one union agreement in 2019, are in the beginning stages of renegotiation of another union agreement and preparing to renegotiate a third agreement that expires in 2020. We consider our relationships with our employees and unions to be in good standing.

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

Research and Development Activities

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs are expensed as incurred.

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

Information about our Executive Officers

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

These forward-looking statements address matters that involve risks and uncertainties and include statements that reflect our current views with respect to our financial performance and future events with respect to our business and industry in general. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following: our ability to continue as a going concern; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the recent coronavirus outbreak; the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements and similar governmental and private measures taken to combat the spread of the coronavirus; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to refinance the credit agreement governing our revolving credit facility and term loans in accordance with its terms on or prior to May 11, 2020; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to satisfy, or if required, obtain waivers of the requirements under the credit agreement governing our revolving credit facility and term loans; our ability to refinance our obligations under such credit agreement in a timely manner, if at all; our ability to obtain waivers of required pension contributions beginning with contributions for fiscal year 2019; the highly competitive nature of our businesses, and our ability to successfully compete with our current and future competitors; general economic and business conditions, including changes in interest rates and currency exchange rates; fluctuations and volatility in global financial markets, such as the recent substantial decline in oil prices; technological and regulatory developments in the energy industry and our ability to evolve with these trends; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our Vølund & Other Renewable segment, including the ability to complete our European EPC projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our SPIG and Vølund & Other Renewable segments; changes in our effective tax rate and tax positions, including the limitation on our ability to use our net operating loss carryforwards and other tax assets as a result of our recent ownership change under Section 382 of the Internal Revenue Code; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual or anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; the loss of key personnel and the continued availability of qualified personnel; the timing and ability to obtain project related insurance recoveries against certain of our subcontractors and other counterparties; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions; and our ability to successfully consummate strategic alternatives for non-core assets, if we decide to pursue them. These factors also include the cautionary statements included in this report and the risk factors set forth under Part I, Item 1A of this annual report.

These factors are not necessarily all the factors that could affect us. We assume no obligation to revise or update any forward-looking statement included in this annual report for any reason, except as required by law.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the "SEC"). In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, and Compensation Committees of our Board; and Modern Slavery Transparency Statement. We are not including the information contained in our website as part of or incorporating it by reference into this annual report.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this annual report. If any of these risks develop into actual or expected events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline.

Risks Relating to Our Industry and Our Business

Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, are being adversely affected by the recent global COVID-19 outbreak and may be adversely affected by other similar outbreaks.

If a pandemic or outbreak of an infectious disease occurs, our business, financial condition and results of operations may be adversely affected. For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. While initially the outbreak was largely concentrated in the Hubei Province of China, it has now spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. To try to contain the spread of this virus, governments around the world have implemented and continue to implement numerous preventative measures, such as travel bans, border closings, quarantines, shelter in place orders, and shutdowns, while individuals and companies have implemented store closures, social distancing and remote-working initiatives. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. Our headquarters and the headquarters of our Babcock & Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where we and our customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some of our employees can work remotely, many of our customers and projects require our employees to travel to customer and project worksites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed, and we have and continue working to evacuate employees from jurisdictions that are closing their borders. Customers have closed or reduced on-site activities, and timelines for completion on certain of our projects have also been extended into next year. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus have also caused significant volatility and, at times, illiquidity in global equity and credit markets. As a result of our current inability to reasonably estimate the full scope of these and future impacts of this outbreak on our ongoing operations, we continue to face uncertainty regarding our liquidity and ability to refinance our Amended Credit Agreement by May 11, 2020, which raises a substantial doubt about our ability to continue as a going concern.

This outbreak, and any outbreak of a contagious disease or any other adverse public health developments in countries where we operate, could have material and adverse effects on our business, financial condition and results of operations. These effects could include, among others, delays in the construction of new projects or the delay of maintenance on existing products provided to our customers, as well as disruptions or restrictions on our employees’ ability to travel to necessary worksites, including as a result of the temporary closure of our facilities or the facilities of our customers, suppliers, vendors or projects. Further, our suppliers and vendors may be adversely impacted, which may impair their ability to satisfy their contractual obligations to us and our customers. In addition, any outbreak may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could affect demand for our products or our ability to obtain financing for our business or projects.

The ultimate effect of the COVID-19 outbreak or any other outbreak on our business, financial condition and operations will depend heavily on the future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the virus and the actions taken to contain the virus or treat its impact, among others. In particular, the actual and threatened spread of the virus could have a material adverse effect on the global economy, could continue to negatively impact financial markets, including the trading price of our common stock, could cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, could continue to limit the ability of our personnel to travel to service the needs of our customers as well as limiting the ability of our suppliers and vendors to travel to service our business, and could result in any threatened areas to be subject to quarantine and shelter-in-place orders among other restrictions. Any of these developments could have a material adverse effect on our business, liquidity, capital resources and financial results and may result in our inability to continue operating as a going concern or require us to reorganize our company in its entirety, including through bankruptcy proceedings.

We must refinance our Amended Credit Agreement on or prior to May 11, 2020 in order to continue operation as a going concern.

On January 31, 2020, we entered into Amendment No. 20 to our Amended Credit Agreement. Pursuant to Amendment No. 20, we and our lenders under our Amended Credit Agreement agreed on a term sheet pursuant to which (1) we will undertake a refinancing transaction to raise at least $200 million of new debt or equity financing with proceeds to repay borrowings and reduce lender commitments under our U.S. Revolving Credit Facility on or prior to May 11, 2020 and (2) we and the lenders under our Amended Credit Agreement will amend and restate our Amended Credit Agreement on the terms specified in Amendment No. 20. In connection with our entry into Amendment No. 20, we also entered into a letter agreement with B. Riley Financial, Inc. (together with each of its affiliates, including B. Riley FBR, Inc. and BRC Partners Opportunity Fund, LP, "B. Riley"), pursuant to which B. Riley agreed to fund any shortfall in the $200 million refinancing transaction to the extent such amounts have not been raised from third parties. Amendment No. 20 adds a new event of default with respect to any amendment, supplement, waiver or modification without the written consent of the administrative agent under the Amended Credit Agreement of, or certain breaches and defaults and failures to perform by B. Riley under, this backstop letter agreement. The obligations of our lenders to amend and restate our Amended Credit Agreement on the terms agreed as part of Amendment No. 20 are subject to various conditions, including the completion of the refinancing on the terms contemplated by Amendment No. 20, a limitation on the aggregate amount of our indebtedness following completion of the refinancing and the accuracy of our representations and warranties made under the Amended Credit Agreement as it will be amended and restated.  These representations and warranties will be substantially consistent with those under the Amended Credit Agreement, including a representation regarding the absence, other than as a result of our European Vølund EPC loss contracts that are the subject of settlement agreements and our entry into and performance of those settlement agreements, of certain material adverse changes with respect to our consolidated operations, business, assets, properties, liabilities or condition (financial or otherwise). While we have entered into an agreement with B. Riley to backstop this refinancing, our ability to raise new capital on or prior to May 11, 2020 from third parties as part of the refinancing, if at all, is subject to a variety of risks, including the risks discussed throughout this annual report and risks impacting the global economic, financial and credit markets generally, such as the recent global outbreak of a novel coronavirus, COVID-19.

As a result of the disruption to the U.S. and world-wide economic, financial and credit markets caused by the recent outbreak of COVID-19, and the related measures implemented by governments, individuals and private companies to contain the further spread of the virus, we continue to face liquidity challenges and may be unable to refinance our Amended Credit Agreement on the terms required by Amendment No. 20 on or prior to May 11, 2020 or at all. If we are unable to complete the contemplated refinancing on or prior to May 11, 2020 on the terms specified by Amendment No. 20 for any reason, or if B. Riley were to breach, default or fail to perform its obligation under its backstop agreement commitment letter with us, we will experience an event of default under our Amended Credit Agreement and be forced to seek a waiver thereunder. Even if we obtain additional financing on or prior to May 11, 2020, there can be no assurance that our plan to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all. If any of these events were to occur, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations and may result in our inability to continue operating as a going concern and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings.

Our Amended Credit Agreement, which governs our U.S. Revolving Credit Facility and our Last Out Term Loans, restricts our operations.

The terms of our Amended Credit Agreement impose various restrictions and covenants on us that could have adverse consequences, including by limiting our:

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

In addition, our Amended Credit Agreement requires us to satisfy and maintain specified financial ratios. The covenants of our Amended Credit Agreement also limit the amount of additional contract charges that we are able to incur on specific European Vølund contracts. In the past, we have been forced to request amendments to these covenants of our Amended Credit Agreement, among others, and no assurance can be provided that we will be able to perform under the covenants of our Amended Credit Agreement in the future.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in our Amended Credit Agreement may be affected by events beyond our control, including prevailing macroeconomic, financial and industry conditions, as well as the other risks discussed in this annual report. If market or other macroeconomic conditions deteriorate, or if we experience any of the other risks discussed in this annual report, our ability to comply with these covenants may be impaired. A breach of any of the covenants in our Amended Credit Agreement could result in an event of default under our Amended Credit Agreement, which would result in our inability to access our U.S. Revolving Credit Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loans could also be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Amended Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our Amended Credit Agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds from sources outside of our contractually committed U.S. Revolving Credit Facility will continue to be available to us on reasonable terms, and the use of our U.S. Revolving Credit Facility to obtain letters of credit or bonds may reduce the borrowing capacity under our U.S. Revolving Credit Facility. In addition, the inclusion of a "going concern" explanatory paragraph in the auditor's report covering our audited Consolidated Financial Statements contained in this annual report may prevent us from obtaining bonding and letters of credit from sources outside of our contractually committed Amended Credit Agreement on reasonable terms, or at all. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2019 and December 31, 2018 was $88.5 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees from sources outside our U.S. Revolving Credit Facility was $31.8 million as of December 31, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility as of December 31, 2019, $35.2 million are subject to foreign currency revaluation. Amendment No. 20 to our Amended Credit Agreement also provides incremental Tranche A-5 last out term loans that are expected to be extended prior to maturity of the term loan facility in in the event certain customer letters of credit are drawn.

We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $221.3 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds from sources outside our U.S. Revolving Credit Facility was $22.7 million as of December 31, 2019.

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

We continue to evaluate strategic alternatives for our business lines and assets to improve the company's capital structure. There can be no assurance that these on-going strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

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

Our total assets include goodwill and other indefinite-lived intangible assets. If we determine these have become impaired, our business, financial condition and results of operations could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. At December 31, 2019, goodwill and other indefinite-

lived intangible assets totaled $72.5 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the statement of comprehensive income. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations. A reduction in net income resulting from the write-down or impairment of indefinite-lived intangible assets could also have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:

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

We have recently experienced these risks with several large loss contracts in our Volund & Other Renewable and SPIG segments, which resulted in significant losses for our operations, impaired our liquidity position and had previously resulted in substantial doubt regarding whether we would be able to continue to operate as a going concern. If we were to experience these risks again in the future, our business, results of operations, financial condition and liquidity may be materially and adversely affected.

Our contractual performance may be affected by third parties' and subcontractors' failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, technical difficulty or in extreme cases, our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including third-party suppliers, subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. Our reliance on these parties subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. Third-party supplier and subcontractor business interruptions could include but are not limited to, work stoppages, union negotiations, other labor disputes and payment disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products, materials, or services in a timely manner, or at all.

While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen, and we may become subject to the risk of others’ performance that may or may not be within our control or influence. Delays, changes or failures of others, including third-party suppliers and subcontractors, could subject us to additional costs, delays, technical specification changes, contractual penalties or other matters for which we may be unable to obtain compensation, or compensation may not be sufficient. In extreme cases, the direct or indirect effects of such matters may cause us to be unable to fulfill our contractual requirements.

For example, we have had contracts to construct several renewable energy plants in the United Kingdom. These contracts have suffered delays, additional costs and contractual penalties. The complexity of these contracts required us to subcontract matters, such as structural engineering, to other companies that have the appropriate technical expertise. In September 2017, a structural steel issue was discovered at one of these plants, which management believes is the result of an engineering error by a subcontractor. The failure resulted in work being stopped at the plant with the failure and at two other plants under construction where failure had not occurred, but had used a similar design by the same subcontractor. In each case, additional engineering analysis and remediation was required, resulting in additional costs, schedule delays and contractual penalties, all of which were significantly greater at the plant where failure occurred. Through December 31, 2019, approximately $36 million of additional costs had been recorded related to the effects of this engineering error across the three plants. In each case, the engineering assessment, remediation and safety plans required approval of the subcontractor, customer, our contract partner and the respective analysis of independent technical experts from each. Any insurance coverage may be insufficient, or the timing of any insurance proceeds may not meet our liquidity requirements. In the case of the fifth European Vølund loss contract, where structural failure occurred, the process to agree on the appropriate structural remediation and plan to implement the remediation was lengthy and resulted in a more significant delay.

If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation, reduced profit, or liquidity challenges.

We often perform contracts jointly with third parties or execute contracts with partners through joint ventures or other contractual arrangements. For example, we enter into contracting consortia and other contractual arrangements to bid for and perform jointly on large contracts. We may not be able to control the actions of our partners in these arrangements, and influence over the actions of our partners and the contractual outcomes may be limited. Success on these joint contracts depends in part on whether our co-venturers fulfill their contractual obligations satisfactorily. If any one or more of these third parties fail to perform their contractual obligations satisfactorily, we may be required to make additional investments and provide added services in order to compensate for that failure. If we are unable to adequately address any performance issues when and if required, customers may exercise their rights to terminate a joint contract, exposing us to legal liability, damage to our reputation, reduced profit or liquidity challenges.

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

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects, such as the renewable energy plants in the United Kingdom, and we may be subject to additional losses if our partners are unable to meet their contractual obligations. For example, in the case of the fifth European Vølund loss contract, our civil construction partner for this project entered into administration in February 2018 (similar to filing for bankruptcy in the U.S.), and we were required to assume their scope of work.

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

We derive substantial revenues from electric power generating companies and other steam-using industries, including coal-fired power plants in particular. Demand for our products and services depending on spending in these historically cyclical industries. Additionally, recent legislative and regulatory developments relating to clean air legislation are affecting industry plans for spending on coal-fired power plants within the United States and elsewhere.

The demand for power generation products and services depends primarily on the spending of electric power generating companies and other steam-using industries and expenditures by original equipment manufacturers. These expenditures are influenced by such factors as:

•	prices for electricity, along with the cost of production and distribution;

•	prices for natural resources such as coal and natural gas;

•	demand for electricity and other end products of steam-generating facilities;

•	availability of other sources of electricity or other end products;

•	requirements of environmental legislation and regulations, including potential requirements applicable to carbon dioxide emissions;

•	investments in renewable energy sources and technology;

•	impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;

•	level of capacity utilization and associated operations and maintenance expenditures of power generating companies and other steam-using facilities;

•	requirements for maintenance and upkeep at operating power plants and other steam-using facilities to combat the accumulated effects of wear and tear;

•	ability of electric generating companies and other steam users to raise capital; and

•	relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

We estimate that 45% and 48% of our consolidated revenues in 2019 and 2018, respectively, was related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including macroeconomic and industry conditions. These factors include, but are not limited to, the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or in their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Tax reform legislation enacted in December of 2017 has made substantial changes to United States tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and the transition of U.S. international taxation from a worldwide tax system to a more generally territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

Our ability to use net operating losses ("NOLs") and certain tax credits to reduce future tax payments could be further limited if we experience an additional "ownership change".

Some or all of the Company's deferred tax assets, consisting primarily of NOLs and interest carryforwards that are not currently deductible for tax purposes, could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or if we enter into transactions that limit our right to use them, which includes transactions that result in an "ownership change" under Section 382 of the Code.

Sections 382 and 383 of the Code limits for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under Section 382 of the Code, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions described in Note 19. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected). The Company is currently in the process of refining and finalizing these calculations. The Company maintains a full valuation allowance on its net deferred tax assets including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

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

The Internal Revenue Service ("IRS") could challenge the amount, timing and/or use of our NOL carryforwards.

The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether a current or prior ownership change occurred, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carryforwards. In light of the inherent uncertainty involved in calculating whether an ownership change has occurred (both because of the complexity of applying Section 382 of the Code and because of limitations on a publicly-traded company's knowledge as to the ownership of, and transactions in, its securities), the calculation of the amount of our utilizable NOL carryforwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

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

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act goes into effect in January 2020, with a lookback to January 2019, and places additional requirements on the handling of personal data.

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

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition.

We engineer, construct and perform services in, and provide products for, large industrial facilities where accidents or system failures can have significant consequences. Risks inherent in our operations include:

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions.

As of December 31, 2019, our defined benefit pension and postretirement benefit plans were underfunded by approximately $257.0 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report for additional information regarding our pension and postretirement benefit plan obligations.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 46% and 39% of total revenues for the years ended December 31, 2019 and 2018, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include:

•	risks of war, terrorism and civil unrest;

•	expropriation, confiscation or nationalization of our assets;

•	renegotiation or nullification of our existing contracts;

•	changing political conditions and changing laws and policies affecting trade and investment;

•	overlap of different tax structures;

•	risk of changes in foreign currency exchange rates; and

•	tariffs, price controls and trade agreements and disputes.

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

We have international operations primarily in Europe and Canada. For the year ended December 31, 2019, international operations accounted for approximately 46% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

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

Interest rates on certain of our outstanding indebtedness are tied to LIBOR and may be subject to change.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2019, approximately $170 million of our outstanding indebtedness had interest rate payments determined based directly or indirectly on LIBOR, including our outstanding indebtedness under our Amended Credit Agreement. If there is uncertainty as to whether LIBOR will continue to be quoted, if LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, the interest rates on this indebtedness may increase substantially from those we have previously experienced. Further, our Amended Credit Agreement contains provisions establishing alternative methods for calculating the interest rate on our indebtedness if LIBOR is no longer available. Any such alternative calculation methods could increase the interest expense we have historically realized on our indebtedness or realize on future indebtedness under our Amended Credit Agreement.

Risks Relating to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings or those of other companies in our industry;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers or competitors;

•	the depth and liquidity of the market for our common stock;

•	changes in laws or regulations that adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic, industry and stock market conditions;

•	future sales of our common stock by our shareholders;

•	the concentration of ownership of our common stock;

•	future issuances of our common stock by us;

•	our ability to pay dividends in the future; and

•	the other risk factors set forth under Part I, Item 1A of this annual report and other parts of this annual report.

Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership in the Company.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2019, we had an aggregate of approximately 46.4 million shares of common stock outstanding, approximately 22.6 million shares of which were held by B. Riley and Vintage Capital Management, LLC ("Vintage"), not including approximately 1.7 million shares of our common stock issuable upon exercise of the warrants held by B. Riley. We entered into a registration rights agreement with B. Riley and Vintage on April 30, 2019, pursuant to which B. Riley and Vintage have customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the registration rights agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley, Vintage and the other shareholders party thereto. We are also required to register for resale any additional shares of our common stock that B. Riley and Vintage may acquire in the future, including as part of any refinancing of our Amended Credit Agreement.

Any sales of substantial amounts of our common stock, or the perception that these sales might occur, could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Any sales, or perception of sales, by our existing shareholders could also impact the perception of shareholder support for us. which could in turn negatively affect our customer and supplier relationships. Further, if we were to issue additional equity securities (or securities convertible into or exchangeable or exercisable for equity securities) to raise additional capital, our shareholders' ownership interests in the Company will be diluted and the value of our common stock may be reduced.

B. Riley and Vintage each have significant influence over us.

B. Riley and Vintage together control approximately 51.8% of the voting power represented by our common stock. Each of B. Riley and Vintage have the right to nominate three members of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019, The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. The services of our Chief Executive Officer are provided to us by B. Riley pursuant to a consulting agreement, and B. Riley currently holds all of our outstanding Last Out Term Loans issued under our Amended Credit Agreement and has agreed to backstop the refinancing of our Amended Credit Agreement as previously disclosed. If either B. Riley or Vintage participate as investors in the refinancing of our Amended Credit Agreement, including through B. Riley’s backstop obligations, their respective ownership of our common stock, debt or other securities may further increase. As a result these arrangements, each of B. Riley and Vintage have significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Further, if B. Riley and Vintage were to act together on any matter presented for shareholder approval, they would have the ability to control the outcome of that matter. Each of B. Riley and Vintage can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley and Vintage may have an adverse effect on the price of our common stock, and the interests of either B. Riley or Vintage may not be consistent with the interests of our other shareholders.

We are a "smaller reporting company" and, as a result of the scaled disclosure requirements applicable to us, our common stock may be less attractive to investors.

We are currently a "smaller reporting company" as defined under Regulation S-K. As a smaller reporting company, we are subject to scaled disclosure requirements in our periodic reports and proxy statements, including around executive compensation arrangements. We intend to take advantage of certain of the scaled disclosure requirements available for smaller reporting companies, and we may continue to take advantage of these or additional scaled disclosure requirements until we no longer qualify as a smaller reporting company. As a result, the information we provide to investors may be different than that provided by other public companies. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these scaled disclosure requirements. If investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may decline or may be more volatile.

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

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of the Company and our shareholders.

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

We completed a spin-off from The Babcock & Wilcox Company (now known as BWX Technologies, Inc., or “BWXT”), on June 30, 2015 to become a separate publicly traded company, and BWXT did not retain any ownership interest in the Company. As a result of the spin-off, there are several significant areas where the liabilities of BWXT may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of BWXT consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We entered into a tax sharing agreement with BWXT in connection with the spin-off that allocates the responsibility for prior period taxes of BWXT consolidated tax reporting group between us and BWXT and its subsidiaries. However, if BWXT were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. The other contingent liabilities include personal injury claims or environmental liabilities related to BWXT's historical nuclear operations. For example, BWXT has agreed to indemnify us for personal injury claims and environmental liabilities associated with radioactive materials related to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania. To the extent insurance providers and third-party indemnitors do not cover those liabilities, and BWXT was unable to pay, we could be required to pay for them.

The spin-off could result in substantial tax liability.

The spin-off was conditioned on BWXT's receipt of an opinion of counsel, in form and substance satisfactory to BWXT, substantially to the effect that, for United States federal income tax purposes, the spin-off qualifies under Section 355 of the Code, and certain transactions related to the spin-off qualify under Sections 355 and/or 368 of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by BWXT and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the segment, location and general use of each of our principal properties that we own or lease at December 31, 2019.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
Babcock & Wilcox segment and Corporate
Akron, Ohio	Administrative office	Leased (2034)
Barberton, Ohio	Administrative office / research and development	Owned(1)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2024)
Jingshan, Hubei, China	Manufacturing facility	Owned
Vølund & Other Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2021)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
SPIG segment
Paruzzaro Italy	Administrative offices	Leased (2024)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2020)
(1)These properties are encumbered by liens under existing credit facilities.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio for our Corporate and Babcock & Wilcox segment functions. The new location in Akron is expected to reduce operating costs, inclusive of rent, and to provide a space that better meets our needs. In connection with our new lease agreement, we have agreed to sell our Barberton facility following the move to the facility in Akron, Ohio. We believe that our other major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 23 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report, which we incorporate by reference into this Item.

Additionally, the Company has received subpoenas from the staff of the SEC in connection with an investigation into the accounting charges and related matters involving its Vølund & Other Renewable segment in 2015, 2016, 2017, 2018 and 2019. We are cooperating with the staff of the SEC related to the subpoenas and investigation. We cannot predict the length, scope or results of the investigation, or the impact, if any, of the investigation on our results of operations.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW.

As of January 31, 2020, there were approximately 1,000 record holders of our common stock.

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended December 31, 2019. The Company does not have a general share repurchase program at this time.

(share data in thousands)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2019	—	$—	—	$—
November 2019	18	$4.10	—	$—
December 2019	—	$—	—	$—
Total	18	$4.10	—	$—
(1) Repurchased shares are recorded in treasury stock in our Consolidated Balance Sheets included in Part II, Item 8 of this annual report.

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

Item 6. Selected Financial Data

We are currently a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF RESULTS

We recorded operating losses of $29.4 million and $426.6 million in 2019 and 2018, respectively and we showed improved results in each of our reporting segments. Prior to 2019, the most significant driver of our operating losses were the charges for the six European Vølund EPC loss contracts. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In 2019 and 2018, we recorded $6.9 million and $233.0 million, in net losses, respectively, inclusive of warranty expense, from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. Aside from these loss projects, we have one remaining extended scope contract in our Vølund & Other Renewable business which turned into a small loss in the fourth quarter of 2019 due to an increase in estimate to complete; this contract was turned over to the customer in October 2019.

As of December 31, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

The SPIG segment contributed to our operating results with $(2.4) million and $(53.3) million of adjusted EBITDA in 2019 and 2018, respectively. The improvement continues to reflect the effects of a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's adjusted EBITDA loss in 2018 was primarily driven by increases in estimated costs to complete new build cooling systems contracts sold under a previous strategy and lower volumes of aftermarket cooling system services. SPIG's 2018 results also include bad debt expense of $9.3 million and legal expenses related to legacy litigation. SPIG's new build cooling systems contracts that were sold under the previous strategy were mostly complete as of December 31, 2018; however, included in these few remaining contracts are two loss contracts. The first loss contract is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the twelve months of 2019. Final completion of the first loss contract is expected to be in first quarter of 2020. The second loss contract is a contract to engineer and procure materials for a dry cooling system for a gas-fired power plant in the United States, which continued through the twelve months of 2019. Final completion of the second loss contract is expected to be in the third quarter of 2020. SPIG's two significant loss contracts, as disclosed in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report, generated revenues of $18.8 million and $59.8 million in 2019 and 2018, respectively.

Our Babcock & Wilcox segment generated adjusted EBITDA of $66.6 million and $59.5 million in 2019 and 2018, respectively. This improvement is primarily attributable to lower costs on construction projects in 2019, cost savings from restructuring initiatives that we began to implement in 2018 and lower warranty expenses in 2019.

We have manufacturing facilities in Mexico, China, Unites States, Denmark and Scotland. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost-savings measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the Babcock & Wilcox, Vølund and Other Renewable, and SPIG segments globally. While we anticipate quarterly variability and cyclicality typical of our industry, we expect to continue to show improvement in 2020 as compared to 2019.

We have identified additional initiatives that are underway as of the date of this filing that are expected to further reduce costs, and we expect to continue to explore other cost saving initiatives to improve cash generation and evaluate additional non-core asset sales to continue to strengthen our liquidity. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Year-over-year comparisons of our results from continuing operations were also affected by:

•
$3.6 million of loss on sale of business was recognized in 2019 for a non-core materials handling business in Germany, Loibl GmbH, as described in Note 27 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

•
$11.7 million and $16.8 million of restructuring and spin-off costs were recognized in 2019 and 2018. The actions in 2019 primarily related to severance. In 2018, restructuring costs related primarily to executive severance and the remaining severance costs of prior restructuring initiatives.

•
$9.1 million and $18.6 million of financial advisory service fees were recorded in 2019 and 2018, respectively, which are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Consolidated Statement of Operations included in Item 8 of this annual report.

•
$6.6 million of settlement cost was recognized in 2019 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started and is included in advisory fees and settlement costs in the Consolidated Statement of Operations included in Item 8 of this annual report. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project have moved forward.

•
$11.8 million of legal and other advisory fees were recognized in 2019 related to the contract settlements and for liquidity planning and is included in advisory fees and settlement costs in the Consolidated Statement of Operations included in Item 8 of this annual report. The contract settlement is further described above and in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

•
$4.9 million of accelerated depreciation expense in 2019 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in December 2019.

•
$8.8 million and $(67.5) million of actuarially determined mark to market ("MTM") gains (losses) on our pension and other post retirement benefits in 2019 and 2018, respectively. MTM losses are further described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

•	$40.0 million of goodwill and other intangible impairments related to our SPIG reporting unit in 2018.

•
$18.4 million of other-than-temporary impairment was recognized in the first quarter of 2018 for our interest in Thermax Babcock & Wilcox Energy Solutions Private Limited ("TBWES"), an equity method investment in India based on an agreement to sell our ownership interest.

•
$6.5 million of gain on sale was recognized in the first quarter 2018 for our equity method investment in China and is included in equity in income and impairment of investees in the Consolidated Statement of Operations included in Item 8 of this annual report.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. Our headquarters and the headquarters of our Babcock &

Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where we and our customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some of our employees can work remotely, many of our customers and projects require our employees to travel to customer and project worksites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed, and we have and continue working to evacuate employees from jurisdictions that are closing their borders. Customers have closed or reduced on-site activities, and timelines for completion on certain of our projects have also been extended into next year. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus have also caused significant volatility and, at times, illiquidity in global equity and credit markets. As a result of our current inability to reasonably estimate the full scope of these and future impacts of this outbreak on our ongoing operations, we continue to face uncertainty regarding our liquidity and ability to refinance our Amended Credit Agreement by May 11, 2020, which raises a substantial doubt about our ability to continue as a going concern.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face.

RESULTS OF OPERATIONS

Consolidated Results of Operations

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

	Year ended December 31,
(In thousands)	2019	2018	$ Change
Revenues:
Babcock & Wilcox segment	$688,340	$754,576	$(66,236)
Vølund & Other Renewable segment	121,861	181,182	(59,321)
SPIG segment	80,729	153,625	(72,896)
Eliminations	(31,819)	(26,995)	(4,824)
	$859,111	$1,062,388	$(203,277)

	Year ended December 31,
(in thousands)	2019	2018	$ Change
Adjusted EBITDA (1)
Babcock & Wilcox segment (2)	$66,644	$59,546	$7,098
Vølund & Other Renewable segment	(10,477)	(275,906)	265,429
SPIG segment	(2,417)	(53,283)	50,866
Corporate (3)	(17,580)	(24,230)	6,650
Research and development costs	(2,861)	(3,780)	919
	$33,309	$(297,653)	$330,962
(1) Adjusted EBITDA, for the year ended December 31, 2018, excludes stock compensation that was previously included in segment results and totals $1.3 million in the Babcock & Wilcox segment, $0.4 million in the Vølund & Other Renewable segment, $0.1 million in the SPIG segment, and $2.6 million in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

(2)
The Babcock & Wilcox segment adjusted EBITDA, for the year ended December 31, 2018, excludes $25.4 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(3)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $11.4 million in the year ended December 31, 2018.

Revenues decreased by $203.3 million to $859.1 million in 2019 as compared to $1.1 billion in 2018. Revenue in the Babcock & Wilcox segment decreased by $66.2 million primarily due to a global decline in large construction new build projects and a lower volume of parts projects. Revenue in the Vølund & Other Renewable segment decreased by $59.3 million partially due to the divestitures of Palm Beach Resource Recovery Corporation ("PBRRC"), a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, and Loibl, a materials handling business in Germany. PBRRC and Loibl contributed $44.5 million and $29.9 million of revenue, respectively in the year ended December 31, 2018. Revenue was also lower in the Volund & Other Renewable segment due to the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described above and in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. These declines in the Volund & Other Renewable segment revenue were partially offset by the startup of two operations and maintenance contracts in the U.K. SPIG segment revenue declined $72.9 million due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products.

Operating losses improved $397.2 million to $(29.4) million in 2019 from $(426.6) million in 2018, primarily due to costs savings and restructuring initiatives in the Babcock & Wilcox segment, a lower level of losses on the six European Vølund EPC loss contracts as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report and a change in strategy in the SPIG segment to improve profitability by focusing on more selective bidding in core geographies and products. Restructuring expenses, advisory fees, intangible asset amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Non-GAAP Financial Measures

The following discussion of our business segment results of operations includes a discussion of adjusted gross profit, a non-GAAP financial measure. Adjusted gross profit differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles ("GAAP"). Intangible amortization expense is not allocated to the segments’ adjusted gross profit.  A reconciliation of operating loss, the most directly comparable GAAP measure, to adjusted gross profit is included in the table below.  Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period.

	Year ended December 31,
(in thousands)	2019	2018	$ Change
Adjusted gross profit (loss) (1)
Operating loss	$(29,382)	$(426,600)	$397,218
Inventory reserve in Cost of Operations for strategic change in China	—	1,405	(1,405)
Selling, general and administrative ("SG&A") expenses	150,556	198,200	(47,644)
Advisory fees and settlement costs	27,943	18,625	9,318
Trade receivable reserve in SG&A for Chinese operations	—	5,845	(5,845)
Intangible amortization expense	4,274	6,716	(2,442)
Goodwill impairment	—	40,046	(40,046)
Restructuring activities and spin-off transaction costs	11,707	16,758	(5,051)
Research and development costs	2,861	3,780	(919)
(Gain) loss on asset disposals, net	(3,940)	1,438	(5,378)
Equity in income and impairment of investees	—	11,603	(11,603)
	$164,019	$(122,184)	$286,203
(1) Intangible amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.

Adjusted gross profit by segment is as follows:

	Year ended December 31,
(in thousands)	2019	2018	$ Change
Adjusted gross profit (loss)
Babcock & Wilcox segment	$148,898	$141,054	$7,844
Vølund & Other Renewable segment	9,043	(238,125)	247,168
SPIG segment	6,078	(25,113)	31,191
	$164,019	$(122,184)	$286,203

Babcock & Wilcox Segment Results

	Year ended December 31,
(In thousands)	2019	2018	$ Change
Revenues	$688,340	$754,576	$(66,236)
Adjusted EBITDA	$66,644	$59,546	$7,098
Adjusted gross profit	$148,898	$141,054	$7,844
Adjusted gross profit %	21.6%	18.7%

Revenues in the Babcock & Wilcox segment decreased 9%, or $66.2 million, to $688.3 million in 2019 compared to $754.6 million in 2018. The revenue decrease is attributable to a global decline in large new build and upgrade projects and a lower volume of parts.

Adjusted EBITDA in the Babcock & Wilcox segment increased 12%, or $7.1 million, to $66.6 million in 2019 compared to $59.5 million in 2018, which is mainly attributable to the results of costs savings and restructuring initiatives partly offset by the decrease in revenue volume as described above. Additionally, warranty expense in the second quarter of 2018 included $4.3 million of specific provisions on certain contracts in the Babcock &Wilcox segment for specific technical matters and customer requirements.

Adjusted gross profit in the Babcock & Wilcox segment increased $7.8 million to $148.9 million in 2019 compared to $141.1 million in 2018, which is mainly attributable to the results of costs savings and restructuring initiatives partly offset by the decrease in revenue above. Additionally, warranty expense in the second quarter of 2018 included $4.3 million of specific provisions on certain contracts in the Babcock &Wilcox segment for specific technical matters and customer requirements.

Vølund & Other Renewable Segment Results

	Year ended December 31,
(in thousands)	2019	2018	$ Change
Revenues	$121,861	$181,182	$(59,321)
Adjusted EBITDA	$(10,477)	$(275,906)	$265,429
Adjusted gross profit (loss)	$9,043	$(238,125)	$247,168
Adjusted gross profit (loss) %	7.4%	(131.4)%

Revenues in the Vølund & Other Renewable segment decreased 33%, or $59.3 million to $121.9 million in 2019 compared to $181.2 million in 2018. The reduction in revenue partially relates to the divestitures of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, and Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $60 million and $30 million, respectively. PBRRC and Loibl contributed $44.5 million and $29.9 million of revenue, respectively in the year ended December 31, 2018. Revenue was also lower due to the lower level of activity and changes in estimates, including the effect of the settlements, on the EPC loss contracts as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. These declines in the Volund & Other Renewable segment revenue were partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC loss contracts to the customers. Our revenue in 2019 was also affected by a previous change in strategy for the Vølund & Other Renewable business and a previous decision to limit bidding on Vølund renewable energy contracts while we focused on progressing the EPC loss contracts, both of which are described above.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $265.4 million to $(10.5) million in 2019 compared to $(275.9) million in 2018. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In 2019 and 2018, we recorded $6.9 million and $233.0 million in net losses including warranty, respectively. Beyond the effect of the loss contracts, Adjusted EBITDA for 2019 included lower levels of direct overhead support, warranty expense and lower SG&A, reflecting the benefits of restructuring offset partially by the absence of adjusted gross profit from PBRRC and Loibl as described above.

Adjusted gross profit (loss) in the Vølund & Other Renewable segment increased $247.2 million to $9.0 million in 2019 compared to $(238.1) million in 2018. The improvement was primarily driven by lower costs to complete the six European Vølund EPC loss contracts as described in the Adjusted EBITDA section above. Beyond the effect of the loss contracts, adjusted gross profit for 2019 included lower levels of direct overhead support and warranty expense, offset by the absence of adjusted gross profit from PBRRC and Loibl as described above.

SPIG Segment Results

	Year ended December 31,
(In thousands)	2019	2018	$ Change
Revenues	$80,729	$153,625	$(72,896)
Adjusted EBITDA	$(2,417)	$(53,283)	$50,866
Adjusted gross profit (loss)	$6,078	$(25,113)	$31,191
Adjusted gross profit (loss) %	7.5%	(16.3)%

Revenues in the SPIG segment decreased 47%, or $72.9 million, to $80.7 million in 2019 from $153.6 million in 2018. The decrease is primarily due to lower volume of new build cooling systems following a 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products. SPIG's two significant loss contracts, as disclosed in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report, generated revenues of $18.8 million and $59.8 million in 2019 and 2018, respectively.

Adjusted EBITDA in the SPIG segment improved $50.9 million to $(2.4) million of adjusted EBITDA income in 2019 compared to $(53.3) million in 2018, driven by the 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products in addition to the benefit of restructuring, SG&A cost savings and operating cost reductions.

Adjusted gross profit (loss) in the SPIG segment increased $31.2 million, to $6.1 million in 2019, compared to $(25.1) million in 2018. This improvement was driven by the 2017 change in strategy to improve profitability by focusing on more selective bidding in core geographies and products in addition to the benefit of restructuring, SG&A cost savings and operating cost reductions.

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

	Year ended December 31,
(In approximate millions)	2019	2018
Babcock & Wilcox	$524	$688
Vølund & Other Renewable (1)(2)	(19)	(501)
SPIG	32	65
Other/eliminations	(21)	(2)
Bookings	$516	$250
(1) Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Vølund & Other Renewable bookings in the years ended December 31, 2019 and 2018 was $(3.3) million and $(21.5) million, respectively.
(2) In 2019, Vølund & Other Renewable includes debookings of $19 million related to the sale of Loibl and $72 million related to a 15-year operations and maintenance contract previously expected to follow completion of the fifth European Vølund EPC loss contract, which was canceled following the settlement agreement described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. In 2018, Vølund & Other Renewable bookings includes a reduction of approximately $467 million from the sale of PBRRC and $81 million from the settlement of the fifth loss project.

Our backlog decline, as expected, is primarily driven by the timing of large new build projects in addition to the Company's focus on core technologies and profitability across all segments, as well as resolution of the European EPC loss contracts. As of December 31, 2018, Vølund and Other Renewable’s backlog included $53.0 million for European EPC contracts and SPIG’s backlog included $45.1 million for products which the Company identified in late 2018 as non-strategic and non-core products, and to focus on bidding on projects in core technologies and geographies. Our backlog as of December 31, 2019 and 2018 was as follows:

	As of December 31,
(In approximate millions)	2019	2018
Babcock & Wilcox	$220	$386
Vølund & Other Renewable (1)	188	327
SPIG	39	87
Other/eliminations	(6)	(18)
Backlog	$441	$782

(1)
Vølund & Other Renewable backlog at December 31, 2019, includes $171.8 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at December 31, 2019, we expect to recognize revenues as follows:

(In approximate millions)	2020	2021	Thereafter	Total
Babcock & Wilcox	$185	$19	$16	$220
Vølund & Other Renewable	29	24	135	188
SPIG	29	6	4	39
Other/eliminations	(6)	—	—	(6)
Expected revenue from backlog	$237	$49	$155	$441

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $6.7 million to $17.6 million in the year ended December 31, 2019 as compared to $24.2 million in the year ended December 31, 2018, primarily due to the benefits of restructuring and discretionary spend reductions, partly offset by an incentive compensation award.

Allocations are excluded from discontinued operations, and accordingly, $11.4 million of indirect costs that were previously absorbed by the MEGTEC and Universal businesses were included as other unallocated costs in Corporate in 2018.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs increased by $9.3 million to $27.9 million in the year ended December 31, 2019 as compared to $18.6 million in the year ended December 31, 2018, primarily due to settlement costs to exit the fifth Vølund contract as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report, an increase in legal fees related to liquidity planning and pursuit of insurance recoveries. These increases were partly offset by a decrease in financial advisory fees.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $2.9 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively. The reductions resulted primarily from restructuring and cost-control initiatives.

Restructuring

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund & Other Renewable business and our liquidity needs. Restructuring actions across our business units and corporate functions, including executive severances, resulted in $11.7 million and $16.8 million of expense in the years ended December 31, 2019 and 2018, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of December 31, 2019, we do not expect additional severance expense to be recognized based on actions taken through that date.

Goodwill Impairment

Goodwill and other intangible assets are required to be tested for impairment annually or earlier if there are impairment indicators. No impairment indicators were identified during 2019. Interim impairment testing as of June 30, 2018 was performed at SPIG due to lower bookings in the second quarter of 2018 than previously forecasted, which resulted in a reduction in the forecast for the reporting unit. As a result of the impairment test in 2018, we recognized a $37.5 million impairment of goodwill in the SPIG reporting unit, after which it did not have any remaining goodwill. Interim impairment testing was also performed as of June 30, 2018, September 30, 2018 and December 31, 2018 for the Babcock & Wilcox segment, resulting in no additional goodwill impairment. Since June 30, 2018, all remaining goodwill is related to the Babcock & Wilcox segment as described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

Equity in Income (Loss) of Investees

At December 31, 2019, we do not have any remaining investments in equity method investees. During the first quarter of 2018, we sold our interest in Babcock & Wilcox Beijing Company, Ltd. ("BWBC") to our joint venture partner in China for approximately $21.1 million, resulting in a gain of approximately $6.5 million, which was classified in equity in income and impairment of investees in the Consolidated Statement of Operations included in Part II, Item 8 of this annual report. Proceeds from this sale, net of $1.3 million of withholding tax, were $19.8 million. Our former equity method investment in BWBC had a manufacturing facility that designed, manufactured, produced and sold various power plant and industrial boilers, primarily in China.

In July 2018, we completed the sale of our investment in TBWES together with the settlement of related contractual claims and received $15.0 million in cash, of which $7.7 million related to our investment in TBWES and $7.3 million of proceeds were used to pay outstanding claims. In July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange in our Consolidated Statement of Operations included in Item 8. TBWES had a manufacturing facility that produced boiler parts and equipment intended primarily for new build coal boiler contracts in India. During the first quarter of 2018, based on a preliminary agreement to sell our investment in TBWES, we recognized an additional $18.4 million other-than-temporary-impairment. The impairment charge was based on the difference in the carrying value of our investment in TBWES and the preliminary sale price. These other-than-temporary-impairment losses were classified in equity in income and impairment of investees in the Consolidated Statements of Operations included in Part II, Item 8 of this annual report.

Depreciation and Intangible Asset Amortization

Depreciation expense was $19.3 million and $21.8 million in the years ended December 31, 2019 and 2018, respectively.

We recorded intangible asset amortization expense of $4.3 million and $6.7 million in the years ended December 31, 2019 and 2018, respectively.

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio for our Corporate and Babcock & Wilcox segment functions. The new location in Akron is expected to reduce operating costs, inclusive of rent, and to provide a space that better meets our needs.  We did not incur significant relocation costs; however, since the decision to relocate in the third quarter of 2018, we recognized $8.1 million of accelerated depreciation, of which $4.9 million was incurred during the year ended December 31, 2019.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits, excluding MTM adjustments of $8.8 million and $(67.5) million, were $14.0 million and $25.4 million in the years ended December 31, 2019 and 2018, respectively. Refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

Our pension costs also include MTM adjustments from time to time, as described further in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. Interim MTM charges are a result of curtailments or settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the even giving rise to the MTM adjustment.

Lump sum payments from our Canadian Plans resulted in plan settlements of a $0.1 million loss and a $0.1 million gain during 2019 and 2018, respectively. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities, resulting in a $0.6 million loss during 2019 and a $0.4 million gain during 2018.

While we retained the pension liability related to employees of PBRRC after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the third quarter of 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that led to a gain of $7.7 million in the third quarter of 2018.

Other than service cost of $0.8 million and $0.7 million in the years ended December 31, 2019 and 2018, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments. Refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report for further information regarding our pension and other postretirement plans.

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

Foreign exchange was a loss of $16.6 million and $28.5 million for the years ended December 31, 2019 and 2018, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2019 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies. Additionally, in July 2018, the AOCI related to cumulative currency translation loss from our investment in TBWES of $2.6 million was also recognized as a loss and is included in foreign exchange with other income (expense) in our Consolidated Statement of Operations included in Part II, Item 8 of this annual report.

Income Taxes

	Year ended December 31,
(In thousands, except for percentages)	2019	2018	$ Change
Loss before income taxes	$(124,447)	$(555,801)	$431,354
Income tax expense	$5,286	$102,224	$(96,938)
Effective tax rate	(4.2)%	(18.4)%

We operate in numerous countries that have statutory tax rates different than the U.S. federal statutory tax rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We have also maintained full valuation allowances against our net deferred tax assets. Changes in valuation allowances may partly or entirely offset any income tax expense or benefit in a given jurisdiction, depending on the deferred tax balance in that jurisdiction. As a result, we expect our effective income tax rate to vary, potentially significantly, from period to period.

Our income tax expense in 2019 reflects a full valuation allowance against our net deferred tax assets. Deferred tax assets are evaluated each period for realizability and valuation allowances are recorded when the likelihood to realize those deferred tax assets is not more likely than not. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate in 2019 and 2018 is not reflective of the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of tax expense primarily reflects withholding taxes or state and local income taxes in state taxing regimes which impose a taxable income limitation. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In 2018, we recorded a $99.6 million non-cash charge relating to the establishment of a valuation allowance against our remaining net deferred tax assets, and a $1.6 million tax benefit relating to the tax benefits that were sustained because the taxing authority's period of assessment had passed.

Liquidity and Capital Resources

Liquidity and Going Concern Considerations

Our primary liquidity requirements include debt service and working capital needs. We fund our liquidity requirements, primarily through cash generated from operations and external sources of financing, including our Amended Credit Agreement that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"), each of which are described below in further detail along with other sources of liquidity.
Substantial doubt regarding our ability to continue as a going concern was initially raised in connection with the issuance of our 2018 Consolidated Financial Statements as we faced liquidity challenges from significant decreases in revenues and backlog as well as continued net operating losses, including losses recognized on our six European Vølund EPC loss contracts described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report. These liquidity challenges caused us to be out of compliance with certain financial covenants contained in, and resulted in events of default under, the agreements governing certain of our debt at each of December 31, 2018 and March 31, 2019. As a result, we were forced to execute numerous amendments and waivers to waive these defaults and maintain compliance with these agreements.

Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility and our last out term loan facility. Our Amended Credit Agreement and the related amendments and waivers are described in more detail in Note 14, Note 15 and Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

In response to conditions that raised substantial doubt and in order to address our liquidity needs, during the year ended December 31, 2019, we took the following actions, among others, and successfully implemented the following, as described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this annual report:

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over five of the six European Vølund EPC loss contracts to the customers by the end of second quarter of 2019, partly facilitated by a settlement related to the second and fifth loss contracts as described in Note 5, which was funded with proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 5 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, under the terms of this settlement, our obligations to act, and our risk from acting, as the prime EPC should the project move forward was eliminated;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans described in Note 15 from an affiliate of B. Riley Financial, Inc. (together with each of its affiliates, including B. Riley FBR, Inc. and BRC Partners Opportunity Fund, LP, "B. Riley"), a related party, on March 20, 2019;

•	received $150.0 million in face value from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 15, from B. Riley, a related party, on April 5, 2019;

•
completed the sale of a non-core materials handling business in Germany, Loibl GmbH, effective May 31, 2019 for €10.0 million (approximately $11.4 million), subject to adjustment, resulting in net proceeds of $7.4 million;

•
completed the equitization transactions described in Note 18 and Note 19 on July 23, 2019, which included an exchange of all of the outstanding balance of Tranche A-1 of the Last Out Term Loans for equity and a rights offering to raise $50.0 million that was used to fully repay Tranche A-2 of the Last Out Term Loans and to reduce a portion of the outstanding principal under Tranche A-3 of the Last Out Term Loans; and

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 14 and Note 15, the most recent of which were Amendments No. 16, No. 17, No. 18, No. 19, and No. 20 dated April 5, 2019, August 7, 2019, December 31, 2019, January 17, 2020, and January 31, 2020, respectively; and

•	on January 31, 2020, received $30.0 million of additional gross borrowings from B. Riley under a new Tranche A-4 of Last Out Term Loans, as described in Note 15.

As of December 31, 2019, and March 30, 2020, we were in compliance with the terms of the agreements governing our debt and no events of default were continuing. However, the Company’s history of operating losses and negative cash flows from operations represent conditions and events that continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements are issued.

In response to the Company’s conditions and events discussed above, the Company has implemented or is in the process of implementing the following plans as described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this annual report:

•
on January 31, 2020, the Company, B. Riley, a related party, and the lenders executed Amendment No. 20 to the Amended Credit Agreement pursuant to which the Company would undertake a Refinancing transaction and the Company and the lenders would amend and restate the Amended Credit Agreement, each as described in Note 14;

•
on January 31, 2020, as required by Amendment No. 20, the Company simultaneously entered into a Backstop Commitment Letter agreement with B. Riley, pursuant to which B. Riley agreed to fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the Refinancing transaction stipulated in Amendment No. 20 to the extent such amounts have not been raised by the Company from third parties and to convert, or cause its affiliates to convert, Term Loans into equity to the extent necessary to comply with the Amended Credit Agreement indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity as described in Note 14;

•	on January 31, 2020, received an incremental Tranche A-5 of Last Term Out Loan commitment to be used in the event certain customer letters of credit are drawn, as described in Note 15;

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 13, that if granted, would reduce cash funding requirements in 2020 by approximately $25.0 million and would increase contributions over the following five years.

Other potential sources and uses of cash during the next twelve months subsequent to December 31, 2019 include the following as described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this annual report:

•	the sale of a small business within the Babcock & Wilcox segment as described in Note 27;

•	the release of funds deposited in escrow to resolve any submitted claims or adjustments related to the sale of the MEGTEC and Universal businesses as described in Note 28; and

•
filed for waiver on March 12, 2020 of required 2019 plan year's minimum contributions to the U.S. Pension Plan as described in Note 13, that if not granted, would increase our cash funding requirements in 2020 by approximately $25.0 million for total pension and other postretirement benefit funding of approximately $46.0 million. The waiver request for the 2018 plan year was approved by the IRS in August 2019. The Company cannot make any assurances that such waiver will be granted.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. Our headquarters and the headquarters of our Babcock & Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where we and our customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some of our employees can work remotely, many of our customers and projects require our employees to travel to customer and project worksites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed, and we have and continue working to evacuate employees from jurisdictions that are closing their borders. Customers have closed or reduced on-site activities, and timelines for completion on certain of our projects have also been extended into next year. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus have also caused significant volatility and, at times, illiquidity in global equity and credit markets. As a result of our current inability to reasonably estimate the full scope of these and future impacts of this outbreak on our ongoing operations, we continue to face uncertainty regarding our liquidity and ability to refinance our Amended Credit Agreement by May 11, 2020, which raises a substantial doubt about our ability to continue as a going concern.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face.

In addition to the discussions described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

Cash and Cash Flows

At December 31, 2019, our unrestricted cash and cash equivalents totaled $43.8 million and we had total debt of $283.0 million. Our foreign business locations held $38.9 million of our total unrestricted cash and cash equivalents at December 31, 2019. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At December 31, 2019, we had approximately $26.0 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $176.3 million in the year ended December 31, 2019, which was primarily due to funding settlements related to European Vølund EPC contracts as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report, progress against accrued losses on the six European Vølund EPC loss contracts and working capital build within the Babcock & Wilcox segment related to the timing and mix of work. In the year ended December 31, 2018, cash used in operations was $281.9 million and primarily related to funding progress on the six European Vølund EPC loss contracts in the Vølund & Other Renewable segment, corporate overhead (inclusive of interest, pension and other postretirement benefits, financial advisory services, restructuring and spin costs, and research and development) and working capital build within the Babcock & Wilcox segment related to the timing and mix of work. Operating cash flows in the year ended December 31, 2018 are primarily represented in the operating loss of continuing operations before non-cash impairments of goodwill, deferred tax valuation allowance, MTM loss from benefit plans, and equity method investments.

Cash flows from investing activities provided net cash of $8.8 million in the year ended December 31, 2019, primarily from proceeds received from the sale of Loibl for $7.4 million. In the year ended December 31, 2018, net cash provided by investing activities was $179.2 million, primarily from asset sales, including the sales MEGTEC and Universal for $112.0 million in cash, net of $22.5 million in cash sold with the businesses, the sale of PBRRC for $38.8 million, the sale of two equity method investments, BWBC and TBWES, for $28.8 million, and the sale of a small emissions monitoring business for $5.1 million, which were offset by $5.5 million of capital expenditures.

Cash flows from financing activities provided net cash of $167.0 million in the year ended December 31, 2019, primarily related to $109.6 million net borrowings from the Last Out Term Loans, $34.1 million of net borrowings from the U.S. Revolving Credit Facility, and $40.4 million proceeds from the Rights Offering, partly offset by $16.6 million of financing fees. Net cash provided by financing activities in the year ended December 31, 2018 was $82.6 million primarily related to $50.6 million of net borrowings from the U.S. Revolving Credit Facility and the $30.0 million borrowings from the Last Out Term Loan for working capital purposes. Gross proceeds received from the rights offering were $248.4 million, of which $214.9 million were used to repay the Second Lien Term Loan, including $2.3 million of accrued interest, with the remainder used to fund operations. Cost associated with the financing activity in the year ended December 31, 2018 totaled $25.6 million.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into a credit agreement (as amended, the "Amended Credit Agreement") with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement. As of December 31, 2019, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $334.6 million (reduced to $330.3 million in March 2020 as a result of the settlement of escrow funds related to the sale of PBRRC), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below. As of December 31, 2019, we were in compliance with the terms of the Amended Credit Agreement.

On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provided (i) $150.0 million in additional commitments from an affiliate of B. Riley Financial, Inc. (together with each of its affiliates, including B. Riley FBR, Inc. and BRC Partners Opportunity Fund, LP, "B. Riley"), under Tranche A-3 of the Last Out Term Loans and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. Amendment No. 16 also, among other items, (1) modified the definition of EBITDA in the Amended Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduced to $30.0 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allowed for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changed the consolidated interest coverage and senior leverage coverage covenant ratios, (5) decreased the relief period borrowing sublimit, (6) changed or removed certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permitted letters of credit to expire one year after the maturity of the revolving credit facility, (8) created a new event of default for failure to terminate the U.S. Revolving Credit Facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020, (9) established a deferred ticking fee of 1.0% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019 and (10) provided for a contingent consent fee of 4.0% if certain actions are not undertaken to refinance the facility by December 15, 2019.

On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarified the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and reset the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ended March 31, 2019.

On December 31, 2019 and January 17, 2020 we entered into Amendments No. 18 and No.19 to the Amended Credit Agreement, respectively, which together extended the then current $205 million sub-limit on borrowings under the U.S. Revolving Credit Facility and the deadline for completing certain required corporate actions in connection with a refinancing of the Amended Credit Agreement to January 31, 2020.

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement, which provided two additional tranches of Last Out Term Loan and made the other changes specified below.

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

As of December 31, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bore interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 20. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount of $0.8 million was paid on January 3, 2020. A deferred fee reduction from 2.5% to 1.5% became effective on October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

In connection with Amendment No. 16, we recorded a contingent consent fee of $13.9 million (4.0% of total availability) as part of deferred financing fees in other current assets in the Consolidated Balance Sheets because it has been earned but may be waived, and was amortized to interest expense as of December 31, 2019. The full amount of the contingent consent fee was accrued as of December 31, 2019. See further discussion in Note 20. Amendment No. 16 to the U.S. Revolving Credit Facility also established a deferred ticking fee of 1.0% of total availability that is payable if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019.  As of December 31, 2019, we accrued deferred ticking fee expense of $5.1 million as the actions required were not completed by December 15, 2019.

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
•3.25:1.00 for the quarter ending June 30, 2020

Effective beginning April 5, 2019 with Amendment No. 16, the remaining minimum consolidated interest coverage ratios, as defined in the Amended Credit Agreement, are as follows:

•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

The Amended Credit Agreement contains various conditions that we must satisfy in order to be able to borrow funds under the U.S. Revolving Credit Facility, including the accuracy of specified representations and warranties, such as the absence, other than as a result of our European Vølund EPC loss contracts that are the subject of settlement agreements and our entry into and performance of those settlement agreements, of certain material adverse changes with respect to our consolidated operations, business, assets, properties, liabilities or conditions (financial or otherwise). The Amended Credit Agreement also contains a number of customary affirmative and negative covenants, including restrictions on our ability and the ability of our subsidiaries to (i) declare or pay any dividends or other distributions on account of our common stock and (ii) make payments of principal and interest on subordinated indebtedness. A breach of any of the covenants in our Amended Credit Agreement could result in an event of default under our Amended Credit Agreement, which would result in our inability to access our U.S. Revolving Credit Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loans could also be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. These restrictions are subject to very limited exceptions, including the ability of our subsidiaries to declare and pay dividends to us or to any other guarantor of our indebtedness under the Amended Credit Agreement and certain other payments between us and certain of our subsidiaries. Because we are currently operating under a relief period under the Amended Credit Agreement, we do not have the ability to declare or pay dividends or other distributions or make payments of principal and interest on subordinated indebtedness to third parties. As part of Amendment No. 20 to the Amended Credit Agreement discussed below, we and our lenders agreed that the Further Amended and Restated Credit Agreement (as defined below) executed in connection with the refinancing of the Amended Credit Agreement would permit us to declare and pay cash dividends at the end of each fiscal quarter of up to $6.0 million. Our ability to declare and pay cash dividends under the Further Amended and Restated Credit Agreement will be reduced by the amount of interest expense in any fiscal quarter payable with respect to outstanding Last Out Term Loans under the Further Amended and Restated Credit Agreement. We do not have any third party subordinated indebtedness currently outstanding.

At December 31, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $179.0 million at a weighted average interest rate of 8.03%. Usage under the U.S. Revolving Credit Facility consisted of $179.0 million of borrowings, $27.1 million of financial letters of credit and $97.6 million of performance letters of credit. At December 31, 2019, we had approximately $30.9 million available to meet letter of credit requirements based on our overall facility size, of which $26.0 million was available for additional borrowings under our sublimit. As of December 31, 2019, the U.S. Revolving Credit Facility balance is presented as a current liability in our Consolidated Balance Sheet as we are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement.

Amendment No. 20 to the Amended Credit Agreement - Subsequent Event

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement, which requires us to refinance our Amended Credit Agreement on or prior to May 11, 2020. Amendment No. 20 provides (i) $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans and (ii) an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn.  The proceeds from the Tranche A-4 Last Out Term Loans may be used under the terms of Amendment No. 20 to support the Company's growth, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of the Tranche A-4 and Tranche A-5 Last Out Term Loans are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

Amendment No. 20 also, among other things, (i) modifies the definition of EBITDA in the Amended Credit Agreement to, among other things, include add-backs for up to $5.0 million of business restructuring expenses during the period from January 1, 2020 to January 1, 2022 and for all restructuring-related professional fees and expenses, (ii) sets the current sub-limit on borrowings under our U.S. Revolving Credit Facility at $205.0 million, (iii) adds a new event of default in the event of any amendment, supplement, waiver or modification without the written consent of the administrative agent under the Amended Credit Agreement of, or certain breaches and defaults and failures to perform by B. Riley under, the Backstop Commitment Letter (as defined and described below) and (iv) removes the covenant with regard to corporate action milestones.

After giving effect to Amendment No. 20, at January 31, 2020, our U.S. Revolving Credit Facility was limited to $334.6 million (reduced to $330.3 million in March 2020 as a result of the settlement of escrow funds related to the sale of PBRRC) of borrowings or letters of credit, of which approximately $50.6 million was available for borrowing under the $205.0 million sublimit currently applicable to borrowings under our U.S. Revolving Credit Facility.

Agreement to Further Amend and Restate the Amended Credit Agreement by May 2020

Pursuant to Amendment No. 20, the Company and the lenders also agreed upon a term sheet pursuant to which the Company would undertake the Refinancing and the Company and the lenders would amend and restate the Credit Agreement on the terms, among others, specified below (as amended and restated, the “Further Amended and Restated Credit Agreement”).  Pursuant to this term sheet, the Refinancing will consist of, among other things, the following:

•	At least $200.0 million of new debt or equity financing upon the effectiveness of the Further Amended and Restated Credit Agreement,

•	All debt relating to the Refinancing (including the continuation of any existing term loans under the Amended Credit Agreement) may not exceed $275.0 million in aggregate principal amount,

•
All debt relating to the Refinancing must be issued on the same terms as the term loans under the Amended Credit Agreement, provided that (i) the maturity date of such debt shall be six months after January 1, 2022, (ii) the interest on such debt may not exceed 12% per annum and (iii) the aggregate cash interest expense of such debt may not exceed $6.0 million in any fiscal quarter, and

•	Certain disqualifying stock instruments may not be issued.

The proceeds of the Refinancing must be used to repay in full the Company’s then-existing revolving credit loans and to refinance certain existing term loans.  Following the Refinancing, the Further Amended and Restated Credit Agreement will establish a new revolving credit facility that will be limited to $195.0 million, with $30.0 million available for revolving credit loans for working capital purposes and $165.0 million available solely for existing and new letters of credit (with financial letters of credit being capped at $35.0 million), that will mature on January 1, 2022.  The terms of the Further Amended and Restated Credit Agreement will permit letters of credit to remain outstanding with termination dates that extend up to six months beyond the January 1, 2022 maturity date, so long as each such letter of credit is cash collateralized in accordance with the terms of the Further Amended and Restated Credit Agreement. Upon consummation of the Refinancing, the Company must pay an aggregate $7.0 million of amendment fees and outstanding deferred fees under the Amended Credit Agreement, with $8.9 million of fees being waived and an aggregate $9.5 million of fees being deferred.

Following the Refinancing, all revolving credit loans under the Further Amended and Restated Credit Agreement will bear interest at a rate of LIBOR plus 5.00% or the base rate (as defined in the Amended Credit Agreement) plus 4.00%, all letters of credit will bear interest at a rate of 4.00%, and cash collateralized letters of credit will bear interest at a rate of 1.50%.  Collateral, representations and warranties and events of default under the Further Amended and Restated Credit Agreement will remain consistent with the collateral, representations and warranties and events of default under the Amended Credit Agreement.  Affirmative and negative covenants under the Further Amended and Restated Credit Agreement will be substantially consistent with the affirmative and negative covenants under the Amended Credit Agreement, except that, among other changes, (i) covenants requiring a consultant and chief implementation officer will be deleted, (ii) a third party letter of credit basket of up to $50.0 million will be added, (iii) a cash dividend of up to $6.0 million per fiscal quarter will be permitted in certain circumstances, (iv) certain covenants for charges related to the Vølund loss projects will be removed, (v) the minimum required liquidity will be increased from $30.0 million to $40.0 million, and (vi) certain interest coverage and leverage covenant levels will be reset based on Company projections.  As part of the Refinancing, the size of the Company’s board of directors may also be reduced to 5 members, with B. Riley retaining the ability to appoint two members.

The obligations of our lenders to enter into the Further Amended and Restated Credit Agreement on the terms agreed as part of Amendment No. 20 are subject to various conditions, including the completion of the Refinancing on the terms contemplated by Amendment No. 20, a limitation on the aggregate amount of our indebtedness following completion of the Refinancing and the accuracy of our representations and warranties made under the Further Amended and Restated Credit Agreement.  These representations and warranties in particular will be substantially consistent with those under the Amended Credit Agreement, including a representation regarding the absence, other than as a result of our European Vølund EPC loss contracts that are the subject of settlement agreements and our entry into and performance of those settlement agreements, of certain material adverse changes with respect to our consolidated operations, business, assets, properties, liabilities or condition (financial or otherwise).

Backstop Commitment Letter

On January 31, 2020, the Company also entered into a letter agreement with B. Riley (the "Backstop Commitment Letter"), a related party, pursuant to which B. Riley agreed to (i) fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties, and (ii) convert, or cause its applicable affiliates to convert, term loans into equity to the extent necessary to comply with the indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity. If B. Riley is called upon to fund such a shortfall, the terms of such debt or equity financing will comply with the terms of the Refinancing described above.

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

Last Out Term Loans

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020 and further extends to July 1, 2022 upon the effectiveness the Refinancing.

Until July 22, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bore interest at a fixed rate per annum of 15.5% per annum. of which 7.5% was payable in cash and 8% was payable in kind. As of December 31, 2019, and after giving effect to the completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on the Tranche A-3 Last Out Term Loans under the Amended Credit Agreement became a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-3 was 20.71% on December 31, 2019. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. Interest expense associated with the Last Out Term Loans is detailed in Note 20.

As of December 31, 2019, the Tranche A-3 net carrying value of $104.0 million is presented as a current liability in our Consolidated Balance Sheet as we are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement.

As of December 31, 2018, the Tranche A-1 net carrying value of $30.6 million is presented as a current liability in our Consolidated Balance Sheets as a result of the limited waivers that extend through April 5, 2019.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley, a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party. The original face principal amount of Tranche A-1 was $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 19) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 19, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt. The interest rates of Tranche A-1 are described above. As described in Note 19, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

Tranche A-2

On March 19, 2019, we entered into Amendment No. 15 to our Amended Credit Agreement, which allowed us to borrow $10.0 million of net proceeds from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. Tranche A-2 did not include an original issue discount. Interest rates of Tranche A-2 are described above. As described in Note 19, Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions.

Tranche A-3

Under Amendment No. 16 to our Amended Credit Agreement, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 5, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. An additional discount was recorded upon shareholder approval of the warrants and Equitization Transactions. These additional discounts totaled $8.1 million, which included $6.1 million for the estimated fair value of warrants issued to B. Riley, a related party, as described in Note 16 and Note 19 and $2.0 million for the intrinsic value of the beneficial conversion feature that allowed conversion of a portion of the Tranche A-3 to equity under the Backstop Commitment described in Note 19. Both the warrants and the Backstop Commitment were contemplated in connection of the original extension of Tranche A-3 as part of the Letter Agreement.

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions described in Note 19, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment. The Tranche A-3 matures on December 31, 2020 and extends to July 1, 2022 upon the effectiveness of the Refinancing.

Tranches A-4 & A-5 - Subsequent Events

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides (i) $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans and (ii) an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn.  The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to support the Company's growth, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 and Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after paying total fees of $3.7 million. Net proceeds were used to support the Company's growth. The Tranche A-4 matures on December 31, 2020 and extends to July 1, 2022 upon the effectiveness of the Refinancing. As of March 30, 2020, no borrowings occurred under Tranche A-5.

Equitization Transactions

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
The 2019 Rights Offering as described in Note 18, for which B. Riley agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans.

•	$10.3 million of the proceeds of 2019 Rights Offering were used to fully repay Tranche A-2 of the Last Out Term Loans, including accrued paid-in-kind interest.

•
$31.5 million of the proceeds of the 2019 Rights Offering were used to partially prepay Tranche A-3 of the Last Out Term Loans including paid-in-kind interest. The total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment described above.

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 12,720,785 shares of common stock (10,720,785 shares to Vintage and 2,000,000 shares to B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by B. Riley and the remainder was held by Vintage.

•	1,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley.

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum payable in cash and continues to bear the other terms described in Note 15. Based on Schedule 13D filings made by B. Riley and Vintage, after completion of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2019 and December 31, 2018 was $88.5 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.8 million as of December 31, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $35.2 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $221.3 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

2019 Rights Offering

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock (the "2019 Rights Offering"). The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.8 million for the year ended December 31, 2019.

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 19, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 26. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization

Transactions described in Note 19 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

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

Warrants

On July 23, 2019, 1,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 19. Each warrant can be converted to one share of our common stock at an exercise price of $0.01 per share. As of December 31, 2019, all 1,666,667 warrants remain unexercised.

The warrants were contemplated in the April 5, 2019 Letter Agreement (defined in Note 19) and on June 14, 2019, the issuance of the warrants was approved by stockholders in the Company's annual stockholder meeting, which established the grant date for accounting purposes. The grant date fair value of the warrants was estimated to be $6.1 million using the Black-Scholes option pricing model. The warrants may not be put back to the Company for cash, and they qualify for equity classification. The grant date value of the warrants was included as part of the original-issue discount based on the relative fair value method for Tranche A-3 of the Last Out Term Loans described in Note 15 because the value was part of the consideration required by the Tranche A-3 lender in order to extend the Tranche A-3 loans.

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

On May 4, 2018, we fully repaid the Second Lien Term Loan Facility using $212.6 million of the proceeds from the 2018 Rights Offering, plus accrued interest of $2.3 million. A loss on extinguishment of this debt of approximately $49.2 million was recognized in the second quarter of 2018 as a result of the remaining $32.5 million unamortized debt discount on the date of the repayment, $16.2 million of make-whole interest, and $0.5 million of fees associated with the extinguishment. See Note 20 for the Second Lien Term Loan Facility's interest expense.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at December 31, 2019.

EFFECTS OF INFLATION AND CHANGING PRICES

Our Consolidated Financial Statements included in Part II, Item 8 of this annual report are prepared in accordance with generally accepted accounting principles in the United States, using historical United States dollar accounting ("historical cost"). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the United States dollar, especially during times of significant and continued inflation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Part II, Item 8 of this annual report are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. These changes in estimates can be material. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in other accrued liabilities in our Consolidated Balance Sheets.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize claims receivable in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. In our Consolidated Balance Sheets, claims receivable at December 31, 2019 and December 31, 2018 were not significant.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

Warranty

We accrue estimated expense included in cost of operations on our Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific provisions or reductions when we expect the actual warranty costs to significantly differ from the accrued estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimates of future costs of materials and labor. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. See Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report for further discussion.

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

The following sensitivity analysis shows the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2019:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(29.6)	$31.0
Effect on projected benefit obligation	(32.2)	33.4
Return on assets:
Effect on ongoing net periodic benefit cost	(2.1)	2.1
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2019 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 23 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Goodwill impairment

As of December 31, 2019, we had $38.3 million and $8.9 million of goodwill remaining in our Babcock & Wilcox and Construction reporting units, respectively, both of which are within the Babcock & Wilcox segment. Impairments in 2018 fully impaired goodwill in our SPIG reporting unit.

Each year as of October 1, or as circumstances indicate, we evaluate goodwill at each reporting unit to assess recoverability, and impairments, if any, are recognized in earnings. We perform a qualitative analysis when we believe that there is substantially in excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant facts and circumstances that could affect fair value. Deterioration in macroeconomic, industry and market conditions, cost factors, overall financial performance, share price decline or entity and reporting unit specific events could cause us to believe a qualitative test is no longer appropriate.

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

Beginning April 1, 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Goodwill impairment tests after April 1, 2018 recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill. Impairment testing was performed as of October 1, 2019 (annual impairment test) and no impairment was indicated. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. Reasonable changes in assumptions for our Construction reporting unit also would not indicate impairment because of the 70% headroom indicated by the test at October 1, 2019. These results were consistent with the testing performed during 2018.

The SPIG reporting unit did not perform goodwill impairment testing during 2019 since goodwill was fully impaired during the second quarter 2018, resulting in a $37.5 million impairment of goodwill in the SPIG reporting unit as of June 30, 2018.

Further description of our impairment tests is included in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this annual report.

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

We evaluate our long-lived assets whenever circumstances indicate impairment could exist. SPIG's financial results and goodwill impairments triggered evaluations of long-lived assets, including the identifiable intangible assets, in the SPIG asset group as of August 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018. The SPIG reporting unit was determined to be the asset group with the lowest level of identifiable cash flows for purposes of our impairment evaluation, other than described below. In periods when goodwill remained on that reporting unit, we tested the SPIG asset group for impairment in accordance with ASC 360-10 before testing goodwill for impairment at the SPIG reporting unit in accordance with ASC 350-20. The first step of the ASC 360 impairment test is to compare the carrying value of the asset group to the sum of the undiscounted cash flows attributable to the asset group and the residual values of the assets at the end of the life of the primary assets. In our tests as of August 31, 2019, December 31, 2018 and June 30, 2018, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of the SPIG asset group and no impairment was indicated. In each of these tests, reasonable changes in the assumptions used to develop the future cash flow would not have indicated impairment. In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired. SPIG did not have significant property, plant and equipment in these geographies.

Income taxes

Income tax expense for federal, foreign, state, and local income taxes is calculated on pre-tax income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered, along with all other relevant positive and negative evidence. As of December 31, 2019, we have a valuation allowance on our net deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our consolidated financial statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes on our Consolidated Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed here under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report. Our exposure to market risk from changes in interest rates relates primarily to our cash equivalents and our investment portfolio, which primarily consists of investments in U.S. government obligations and highly liquid money market instruments denominated in U.S. dollars. We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments are classified as available-for-sale.

Our U. S. Revolving Credit Facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates. On December 31, 2019, its principal balance was $179.0 million, and the weighted average interest rate was 8.03%. Our Last Out Term Loans are also variable-rate debt and it has a paid-in-kind interest feature which is additive to the principal balance. The variable interest rate plus the paid-in-kind interest feature are primarily determined by liquidity risk, and that market interest rates risk is not believed to be a significant indication of fair value of the Last Out Term Loans. On December 31, 2019, the principal balance of Tranche A-3 of the Last Out Term Loans was $113.3 million inclusive of original issue discount costs, transaction expenses, and paid-in-kind interest, and the weighted average interest rate was 20.71%. If the balances of the U.S. Revolving Credit Facility and the Last Out Term Loans at December 31, 2019 were to remain constant, a 100 basis points change in market interest rates would impact our cash flow by an estimated $2.9 million per year.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange ("FX") rates or weak economic conditions in those foreign markets. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, Great British pound, Euro, Canadian dollar, and Chinese yuan. If the balances of these intercompany loans at December 31, 2019 were to remain constant, a 100 basis points change in FX rates would impact our earnings by an estimated $6.7 million per year. Historically, we have hedged those risks with FX forward contracts. We do not enter into speculative derivative positions. During the third quarter of 2017, our hedge counterparties removed the lines of credit supporting new FX forward contracts. Subsequently, we have not entered into any new FX forward contracts and the last of our derivative contracts were sold during the first quarter of 2019. The unrealized FX gain balance was transferred to advanced billings on contracts on our Consolidated Balance Sheets included in Part II, Item 8 of this annual report during the third quarter of 2019 and is expected to be recognized over time as the related projects are completed. As of December 31, 2019, we do not hold any derivative assets or liabilities.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has uncertainty regarding its ability to refinance its Credit Agreement by May 11, 2020, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 30, 2020

We have served as the Company’s auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2019	2018
Revenues	$859,111	$1,062,388
Costs and expenses:
Cost of operations	698,853	1,192,032
Selling, general and administrative expenses	151,069	204,706
Goodwill and other intangible asset impairment	—	40,046
Advisory fees and settlement costs	27,943	18,625
Restructuring activities and spin-off transaction costs	11,707	16,758
Research and development costs	2,861	3,780
(Gain) loss on asset disposals, net	(3,940)	1,438
Total costs and expenses	888,493	1,477,385
Equity in income and impairment of investees	—	(11,603)
Operating loss	(29,382)	(426,600)
Other (expense) income:
Interest expense	(94,901)	(49,613)
Interest income	923	244
Loss on debt extinguishment	(3,969)	(49,241)
Gain (loss) on sale of business	(3,601)	39,815
Benefit plans, net	22,800	(42,123)
Foreign exchange	(16,602)	(28,542)
Other – net	285	259
Total other expense	(95,065)	(129,201)
Loss before income tax expense	(124,447)	(555,801)
Income tax expense	5,286	102,224
Loss from continuing operations	(129,733)	(658,025)
Income (loss) from discontinued operations, net of tax	694	(66,832)
Net loss	(129,039)	(724,857)
Net loss (income) attributable to non-controlling interest	7,065	(435)
Net loss attributable to stockholders	$(121,974)	$(725,292)

Basic and diluted loss per share - continuing operations	$(3.89)	$(47.62)
Basic and diluted earnings (loss) per share - discontinued operations	0.02	(4.83)
Basic and diluted loss per share	$(3.87)	$(52.45)

Shares used in the computation of (loss) earnings per share:
Basic and diluted (1)	31,514	13,829
(1) Basic and diluted shares reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described in Note 3 and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2019	2018
Net loss	$(129,039)	$(724,857)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	13,401	16,452

Reclassification of CTA to net loss	3,176	551

Derivative financial instruments:
Unrealized (gains) losses on derivative financial instruments	(1,367)	1,074
Income tax benefit	—	184
Unrealized (gains) losses on derivative financial instruments, net of taxes	(1,367)	890
Derivative financial instrument losses (gains) reclassified into net loss	202	(1,623)
Income tax expense	—	(358)
Reclassification adjustment for losses (gains) included in net loss, net of taxes	202	(1,265)

Derivative financial instruments reclassified to advanced billings on contracts	(197)	—

Benefit obligations:
Unrealized losses on benefit obligations, net of taxes	—	(22)

Amortization of benefit plan benefits	(1,857)	(3,941)
Income tax benefit	—	1,630
Amortization of benefit plan benefits, net of taxes	(1,857)	(5,571)

Other	—	(38)

Other comprehensive income	13,358	10,997
Total comprehensive loss	(115,681)	(713,860)
Comprehensive loss (income) attributable to non-controlling interest	7,140	(229)
Comprehensive loss attributable to stockholders	$(108,541)	$(714,089)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$43,772	$43,214
Restricted cash and cash equivalents	13,169	17,065
Accounts receivable – trade, net	142,201	197,203
Accounts receivable – other	23,263	44,662
Contracts in progress	91,579	144,727
Inventories	63,103	61,323
Other current assets	27,044	41,425
Current assets held for sale	8,089	—
Total current assets	412,220	549,619
Net property, plant and equipment, and finance lease	97,053	90,892
Goodwill	47,160	47,108
Intangible assets	25,300	30,793
Right-of-use assets	12,498	—
Other assets	24,966	27,085
Non-current assets held for sale	7,322	—
Total assets	$626,519	$745,497

Revolving credit facilities	$179,000	$145,506
Last out term loans	103,953	30,649
Accounts payable	109,913	199,882
Accrued employee benefits	18,256	19,319
Advance billings on contracts	75,287	149,367
Accrued warranty expense	33,376	45,117
Operating lease liabilities	4,323	—
Other accrued liabilities	68,848	122,149
Current liabilities held for sale	9,538	—
Total current liabilities	602,494	711,989
Pension and other accumulated postretirement benefit liabilities	259,272	281,647
Non-current finance lease liabilities	30,454	—
Non-current operating lease liabilities	8,388	—
Other non-current liabilities	20,850	29,158
Total liabilities	921,458	1,022,794
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000 and 200,000 at December 31, 2019 and 2018, respectively; issued and outstanding shares of 46,374 and 16,879 at December 31, 2019 and 2018, respectively (1)	4,699	1,748
Capital in excess of par value	1,142,614	1,047,062
Treasury stock at cost, 616 and 587 shares at December 31, 2019 and 2018, respectively(1)	(105,707)	(105,590)
Accumulated deficit	(1,339,888)	(1,217,914)
Accumulated other comprehensive income (loss)	1,926	(11,432)
Stockholders' deficit attributable to shareholders	(296,356)	(286,126)
Non-controlling interest	1,417	8,829
Total stockholders' deficit	(294,939)	(277,297)
Total liabilities and stockholders' deficit	$626,519	$745,497
(1) Issued and outstanding common shares and treasury stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at January 1, 2018	4,407	$499	$800,968	$(104,785)	$(492,150)	$(22,429)	$8,600	$190,703

Net loss	—	—	—	—	(725,292)	—	435	(724,857)
Revenue recognition standard adoption	—	—	—	—	(472)	—	—	(472)
Currency translation adjustments	—	—	—	—	—	17,003	(206)	16,797
Derivative financial instruments	—	—	—	—	—	(375)	—	(375)
Defined benefit obligations	—	—	—	—	—	(5,593)	—	(5,593)
Available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Rights offering, net	12,426	1,243	243,846	—	—	—	—	245,089
Stock-based compensation charges	46	6	2,248	(805)	—	—	—	1,449
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(121,974)	—	(7,065)	(129,039)
Currency translation adjustments	—	—	—	—	—	16,577	(75)	16,502
Derivative financial instruments	—	—	—	—	—	(1,362)	—	(1,362)
Defined benefit obligations	—	—	—	—	—	(1,857)	—	(1,857)
Stock-based compensation charges	108	12	3,072	(117)	—	—	—	2,967
Rights offering, net	13,922	1,392	39,544	—	—	—	—	40,936
Last Out Term Loan principal value exchanged for common stock	15,465	1,547	44,848	—	—	—	—	46,395
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Dividends to non-controlling interest	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)
(1) Issued and outstanding common shares and treasury stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(129,039)	$(724,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	23,605	32,003
Amortization of deferred financing costs, debt discount and payment-in-kind interest	61,181	25,727
Non-cash operating lease expense	5,356	—
Loss (gain) on sale of business	3,601	(33,919)
Loss on debt extinguishment	3,969	49,241
Goodwill impairment of discontinued operations	—	72,309
Goodwill and other intangible asset impairment	—	40,046
Income from equity method investees	—	(6,758)
Other-than-temporary impairment of equity method investment in TBWES	—	18,362
(Gains) losses on asset disposals and impairments	(3,940)	1,313
(Benefit from) provision for deferred income taxes, including valuation allowances	(855)	98,060
Mark to market (gains) losses and prior service cost amortization for pension and postretirement plans	(10,661)	63,511
Stock-based compensation, net of associated income taxes	3,084	2,254
Changes in assets and liabilities:
Accounts receivable	63,914	80,376
Dividends from equity method investees	—	890
Accrued insurance receivable	—	12,300
Contracts in progress	48,492	(6,301)
Advance billings on contracts	(71,268)	(22,343)
Inventories	(4,141)	10,337
Income taxes	1,273	(5,342)
Accounts payable	(80,459)	(4,360)
Accrued and other current liabilities	(23,101)	38,734
Accrued contract loss	(50,654)	21,531
Pension liabilities, accrued postretirement benefits and employee benefits	(16,346)	(38,976)
Other, net	(328)	(6,023)
Net cash used in operating activities	(176,317)	(281,885)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,804)	(5,473)
Proceeds from sale of business	7,445	155,016
Proceeds from sale of equity method investments in joint venture	—	28,764
Purchases of available-for-sale securities	(8,914)	(34,836)
Sales and maturities of available-for-sale securities	11,547	35,220
Other, net	2,505	534
Net cash from investing activities	8,779	179,225

	Year ended December 31,
(in thousands)	2019	2018
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	291,600	565,200
Repayments of our U.S. revolving credit facility	(257,500)	(514,600)
Repayments of our second lien term loan facility	—	(212,590)
Borrowings under Last Out Term Loan Tranche A-1	—	30,000
Borrowings under Last Out Term Loan Tranche A-2	10,000	—
Repayments under Last Out Term Loan Tranche A-2	(10,309)	—
Borrowings under Last Out Term Loan Tranche A-3	141,350	—
Repayments under Last Out Term Loan Tranche A-3	(31,457)	—
Repayments under our foreign revolving credit facilities	(605)	(7,322)
Shares of our common stock returned to treasury stock	(117)	(805)
Proceeds from rights offering	40,376	247,132
Costs related to rights offering	(832)	(3,286)
Debt issuance costs	(16,619)	(22,360)
Issuance of common stock	1,392	1,243
Other, net	(261)	—
Net cash from financing activities	167,018	82,612
Effects of exchange rate changes on cash	(2,818)	(2,320)
Net decrease in cash, cash equivalents and restricted cash	(3,338)	(22,368)
Less net increase in cash and cash equivalents of discontinued operations	—	(12,950)
Net decrease in cash, cash equivalents and restricted cash of continuing operations	(3,338)	(9,418)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	60,279	69,697
Cash, cash equivalents and restricted cash of continuing operations, end of period	$56,941	$60,279

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

NOTE 1 – BASIS OF PRESENTATION

The 2019 and 2018 Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission ("SEC"). We have eliminated all intercompany transactions and accounts. We present the notes to our Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

Going Concern Considerations

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Substantial doubt regarding our ability to continue as a going concern was initially raised in connection with the issuance of our 2018 Consolidated Financial Statements as we faced liquidity challenges from significant decreases in revenues and backlog as well as continued net operating losses, including losses recognized on our six European Vølund EPC loss contracts described in Note 5. These liquidity challenges caused us to be out of compliance with certain financial covenants contained in, and resulted in events of default under, the agreements governing certain of our debt at each of December 31, 2018 and March 31, 2019. As a result, we were forced to execute numerous amendments and waivers to waive these defaults and maintain compliance with these agreements.

Our liquidity is provided under a credit agreement dated May 11, 2015, as amended, with a syndicate of lenders ("Amended Credit Agreement") that governs a revolving credit facility ("U.S. Revolving Credit Facility") and our last out term loan facility ("Last Out Term Loans"). Our Amended Credit Agreement and the related amendments and waivers are described in more detail in Note 14, Note 15 and Note 19.

In response to conditions that raised substantial doubt and in order to address our liquidity needs, during the year ended December 31, 2019, we took the following actions, among others, and successfully implemented the following:

•
reduced uncertainty and provided better visibility into our future liquidity requirements by turning over five of the six European Vølund EPC loss contracts to the customers by the end of second quarter of 2019, partly facilitated by a settlement related to the second and fifth loss contracts as described in Note 5, which was funded with proceeds from Tranche A-3 of the Last Out Term Loans;

•
entered into an additional settlement as described in Note 5 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started, under the terms of this settlement, our obligations to act, and our risk from acting, as the prime EPC should the project move forward was eliminated;

•
received $10.0 million in net proceeds from Tranche A-2 of the Last Out Term Loans described in Note 15 from an affiliate of B. Riley Financial, Inc. (together with each of its affiliates, including B. Riley FBR, Inc. and BRC Partners Opportunity Fund, LP, "B. Riley"), a related party, on March 20, 2019;

•	received $150.0 million in face value from Tranche A-3 of the Last Out Term Loans before original issuance discount and fees, as described in Note 15, from B. Riley, a related party, on April 5, 2019;

•
completed the sale of a non-core materials handling business in Germany, Loibl GmbH, effective May 31, 2019 for €10.0 million (approximately $11.4 million), subject to adjustment, resulting in net proceeds of $7.4 million;

•
completed the equitization transactions described in Note 18 and Note 19 on July 23, 2019, which included an exchange of all of the outstanding balance of Tranche A-1 of the Last Out Term Loans for equity and a rights offering to raise $50.0 million that was used to fully repay Tranche A-2 of the Last Out Term Loans and to reduce a portion of the outstanding principal under Tranche A-3 of the Last Out Term Loans;

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 14 and Note 15, the most recent of which were Amendments No. 16, No. 17, No. 18, No. 19, and No. 20 dated April 5, 2019, August 7, 2019, December 31, 2019, January 17, 2020, and January 31, 2020, respectively; and

•	on January 31, 2020, received $30.0 million of additional gross borrowings from B. Riley under a new Tranche A-4 of Last Out Term Loans, as described in Note 15.

As of December 31, 2019, and March 30, 2020, we were in compliance with the terms of the agreements governing our debt and no events of default were continuing. However, the Company’s history of operating losses and negative cash flows from operations represent conditions and events that continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements are issued.

In response to the Company’s conditions and events discussed above, the Company has implemented or is in the process of implementing the following plans:

•
on January 31, 2020, the Company, B. Riley, a related party, and the lenders executed Amendment No. 20 to the Amended Credit Agreement pursuant to which the Company would undertake a Refinancing transaction and the Company and the lenders would amend and restate the Amended Credit Agreement, each as described in Note 14;

•
on January 31, 2020, as required by Amendment No. 20, the Company simultaneously entered into a Backstop Commitment Letter agreement with B. Riley, pursuant to which B. Riley agreed to fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the Refinancing transaction stipulated in Amendment No. 20 to the extent such amounts have not been raised by the Company from third parties and to convert, or cause its affiliates to convert, Term Loans into equity to the extent necessary to comply with the Amended Credit Agreement indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity as described in Note 14;

•	on January 31, 2020, received an incremental Tranche A-5 of Last Term Out Loan commitment to be used in the event certain customer letters of credit are drawn, as described in Note 15;

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 13, that if granted, would reduce cash funding requirements in 2020 by approximately $25.0 million and would increase contributions over the following five years. The Company cannot make any assurances that such waiver will be granted.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 100 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. Our headquarters and the headquarters of our Babcock & Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where we and our customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some of our employees can work remotely, many of our customers and projects require our employees to travel to customer and project worksites. Certain of our customers and significant projects are located in areas where travel restrictions have been imposed, and we have and continue working to evacuate employees from jurisdictions that are closing their borders. Customers have closed or reduced on-site activities, and timelines for completion on certain of our projects have also been extended into next year. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus have also caused significant volatility and, at times, illiquidity in global equity and credit markets. As a result of our current inability to reasonably estimate the full scope of these and future impacts of this outbreak on our ongoing operations, we continue to face uncertainty regarding our liquidity and ability to refinance our Amended Credit Agreement by May 11, 2020, which raises a substantial doubt about our ability to continue as a going concern.

Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Reverse Stock Split

On July 11, 2019, the Company's board of directors approved a reverse stock split of one-for-ten on the Company's issued and outstanding common stock which became effective on July 24, 2019. The one-for-ten reverse stock split automatically converted every ten shares of the Company's outstanding and treasury common stock prior to the effectiveness of the reverse stock split into one share of common stock. No fractional shares were issued in the reverse stock split. Instead, stockholders who would otherwise have held fractional shares received cash payments (without interest) in respect of such fractional shares. The reverse stock split did not impact any stockholder's percentage ownership of the Company, subject to the treatment of fractional shares. The reverse stock split was undertaken to allow the Company to regain compliance with the continued listing standards of the New York Stock Exchange ("NYSE") relating to minimum price per share.

All share and per share data contained in these Consolidated Financial Statements reflects the retroactive application of the aforementioned reverse stock split.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

We use estimates and assumptions to prepare our Consolidated Financial Statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates associated with assessing whether goodwill and other long-lived assets are impaired, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible and tangible assets, estimates associated with the realizability of deferred tax assets, and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

Earnings per share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. The weighted average shares used to calculate basic and diluted earnings per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 and the one-for-ten reverse stock split on July 24, 2019. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares, and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met. The computation of basic and diluted earnings per share is included in Note 3.

Investments

Our investments primarily relate to our wholly owned insurance subsidiary. Our investments, which are primarily highly liquid money market instruments, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). We classify investments available for current operations in the Consolidated Balance Sheets as current assets, while we classify investments held for long-term purposes as non-current assets. We adjust the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in interest income. We include realized gains and losses on our investments in other - net in our Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. We include interest on securities in interest income.

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included transaction losses of $(16.6) million and $(28.5) million in the years ended December 31, 2019 and 2018, respectively, in foreign exchange in our Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox segment, accounted for 21% and 19% of our revenue for the years ended December 31, 2019 and 2018, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 79% and 81% of our revenue for the years ended December 31, 2019 and 2018, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in our Vølund & Other Renewable segment. Refer to Note 4 for our disaggregation of revenue by product line.

As of December 31, 2019, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

Contract Balances

Contracts in progress, a current asset in our Consolidated Balance Sheets, includes revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in our Consolidated Balance Sheets, includes advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the cost-to-cost input method. Those balances are classified as current based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. Our unbilled receivables do not contain an allowance for credit losses as we expect to invoice customers and the collection of all amounts for unbilled revenues is deemed probable. We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages at the most likely amount we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in other accrued liabilities in our Consolidated Balance Sheets.

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

Research and development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development activities totaled $2.9 million and $3.8 million in the years ended December 31, 2019 and 2018, respectively.

Advertising expense

Advertising expense is charged when incurred and is included in selling, general and administrative expenses on our Consolidated Statements of Operations. Advertising expenses in the years ended December 31, 2019 and 2018 were not significant.

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

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost (mark to market ("MTM") pension adjustment). Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the Consolidated Balance Sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. See Note 13 for a detailed description of our plan assets.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on pre-tax income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess deferred taxes and the adequacy of the valuation allowance on a quarterly basis. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of income tax expense on our Consolidated Statements of Operations.

Cash and cash equivalents and restricted cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties, the age of receivable balances and any other known factors specific to a receivable. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $25.1 million and $21.4 million at December 31, 2019 and 2018, respectively. In the fourth quarter of 2018, we increased the allowance for doubtful accounts by $5.9 million for the Chinese operations of the Babcock & Wilcox segment. Additionally, in the fourth quarter of 2018, SPIG increased its allowance for doubtful accounts by $9.3 million related to projects in the Middle East. Amounts charged to selling, general and administrative expenses were $0.2 million and $15.5 million for the years ended December 31, 2019 and 2018, respectively.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our Babcock & Wilcox segment, where we use the last-in, first-out ("LIFO") method. We determined the cost of approximately 20% and 22% of our total inventories using the LIFO method at December 31, 2019 and 2018, respectively, and our total LIFO reserve at December 31, 2019 and 2018 was approximately $7.2 million and $7.6 million, respectively. Our obsolete inventory reserve was $6.9 million and $7.9 million at December 31, 2019 and 2018, respectively. In the fourth quarter of 2018, we increased our inventory reserve by $1.4 million for the Chinese operations of the Babcock & Wilcox segment as a result of a strategic change in that business unit. The components of inventories can be found in Note 6.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $19.3 million and $21.8 million for the years ended December 31, 2019 and 2018, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

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

Investments in consolidated joint ventures

SPIG maintains a 60% ownership interest in a joint venture entity, which is consolidated into the SPIG segment results. Net loss (income) attributable to the non-controlling interest for the year ended December 31, 2019 includes an immaterial reclassification of $6.9 million related to the September 30, 2017 and June 30, 2018 allocation of SPIG goodwill impairment losses which were previously recorded to accumulated deficit of the SPIG segment. Management determined that for the periods ended September 30, 2017 and June 30, 2018, $3.5 million and $3.4 million, respectively, of the goodwill impairment loss attributable to the non-controlling interest was deducted from accumulated deficit instead of the equity in the non-

controlling interest. The correction of this error is immaterial to the 2019 annual financial statements as well as the previously issued 2017 and 2018 annual and quarterly financial statements.

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or when impairment indicators are present. We may elect to perform a qualitative test when we believe that there is substantially in excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we perform a quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. Beginning April 1, 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Goodwill impairment tests after April 1, 2018 recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill. Prior to April 1, 2018, we used a two-step impairment test. The first step of the test compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of the impairment loss, if any. The second step compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

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

Derivative financial instruments

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of December 31, 2019, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other non-current liabilities on our Consolidated Balance Sheets are reserves for self-insurance totaling $15.7 million and $21.6 million at the years ended December 31, 2019 and 2018, respectively.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 23. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Stock-based compensation

The fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Fair values for stock options are determined using a Black-Scholes option-pricing model ("Black-Scholes"). For performance shares or units that contain a Relative Total Shareholder Return vesting criteria and for stock appreciation rights, we utilize a Monte Carlo simulation to determine the fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model or a Monte Carlo simulation requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are to be presented as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 21 for further discussion of stock-based compensation.

Recently adopted accounting standards

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) and used the effective date as our date of initial application and continued applying the guidance under the lease standard in effect at that time to the comparative periods presented in the Consolidated Financial Statements. We recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We also elected the "package of practical expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. However, we did not elect to adopt the hindsight practical expedient and therefore maintained the lease terms we previously determined under ASC 840.

We have implemented new leasing software and established new processes and internal controls designed to comply with the new lease accounting and disclosure requirements set by the new standard. The impact of the standard upon adoption increased our assets and liabilities within our Consolidated Balance Sheets by approximately $16 million but did not materially impact our results of operations or cash flows.

Effective January 1, 2019, we adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance provides companies with the option to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. Existing guidance requiring the effect of a change in tax law or rates to be recorded in continuing operations is not affected. This standard is effective for all public business entities for fiscal years beginning after December 15, 2018, and any interim periods within those fiscal years. We did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest:

	Year ended December 31,
(in thousands, except per share amounts)	2019	2018
Loss from continuing operations	$(122,668)	$(658,460)
Income (loss) from discontinued operations, net of tax	694	(66,832)
Net loss attributable to stockholders	$(121,974)	$(725,292)

Weighted average shares used to calculate basic and diluted earnings per share (1)	31,514	13,829

Basic and diluted loss per share - continuing operations	$(3.89)	$(47.62)
Basic and diluted earnings (loss) per share - discontinued operations	0.02	(4.83)
Basic and diluted loss per share	$(3.87)	$(52.45)
(1) Weighted average shares used to calculate basic and diluted earnings (loss) per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

In July 2019, the Company completed the 2019 Rights Offering, as described in Note 18, to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in 2019 and 2018 were 11,635 thousand and 12,716 thousand, respectively.

Because we incurred a net loss in the years ended December 31, 2019 and 2018, basic and diluted shares are the same.

If we had net income in years ended December 31, 2019 and 2018, diluted shares would include an additional 150.0 thousand and 78.3 thousand shares, respectively.

We excluded 311.6 thousand and 294.8 thousand shares related to stock options from the diluted share calculation for the years ended December 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive.

NOTE 4 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments as described in Note 2. Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. The primary component of the Babcock & Wilcox segment elimination is revenue associated with construction services. The primary component of total eliminations is associated with Babcock & Wilcox segment construction services provided to the SPIG segment. An analysis of our operations by segment is as follows:

	Year ended December 31,
(in thousands)	2019	2018
Revenues:
Babcock & Wilcox segment
Retrofits	$251,201	$223,516
New build utility and environmental	140,601	155,695
Aftermarket parts and field engineering services	153,729	271,028
Industrial steam generation	186,417	129,648
Eliminations	(43,608)	(25,311)
	688,340	754,576
Vølund & Other Renewable segment
Renewable new build and services	113,474	137,565
Operations and maintenance services	9,119	44,507
Eliminations	(732)	(890)
	121,861	181,182
SPIG segment
New build cooling systems	54,839	112,758
Aftermarket cooling system services	27,757	40,867
Eliminations	(1,867)	—
	80,729	153,625

Eliminations	(31,819)	(26,995)
	$859,111	$1,062,388

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

Adjusted EBITDA for each segment is presented below with a reconciliation to loss before income tax.

	Year ended December 31,
(in thousands)	2019	2018
Adjusted EBITDA (1)
Babcock & Wilcox segment (2)	$66,644	$59,546
Vølund & Other Renewable segment	(10,477)	(275,906)
SPIG segment	(2,417)	(53,283)
Corporate (3)	(17,580)	(24,230)
Research and development costs	(2,861)	(3,780)
	33,309	(297,653)

Restructuring activities and spin-off transaction costs	(11,707)	(16,758)
Financial advisory services	(9,069)	(18,625)
Settlement cost to exit Vølund contract (4)	(6,575)	—
Reserve for strategic change in China	—	(7,250)
Advisory fees for settlement costs and liquidity planning	(11,824)	—
Litigation settlement	(475)	—
Stock compensation	(3,376)	(4,381)
Goodwill and other intangible asset impairment	—	(40,046)
Impairment of equity method investment in TBWES	—	(18,362)
Gain on sale of equity method investment in BWBC	—	6,509
Depreciation & amortization	(23,605)	(28,521)
Gain (loss) on asset disposals, net	3,940	(1,513)
Operating loss	(29,382)	(426,600)
Interest expense, net	(93,978)	(49,369)
Loss on debt extinguishment	(3,969)	(49,241)
(Loss) gain on sale of business	(3,601)	39,815
Net pension benefit before MTM	13,996	25,351
MTM gain (loss) from benefit plans	8,804	(67,474)
Foreign exchange	(16,602)	(28,542)
Other – net	285	259
Loss before income tax expense	$(124,447)	$(555,801)
(1) Adjusted EBITDA, for the year ended December 31, 2018, excludes stock compensation that was previously included in segment results and totals $1.3 million in the Babcock & Wilcox segment, $0.4 million in the Vølund & Other Renewable segment, $0.1 million in the SPIG segment, and $2.6 million in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

(2)
The Babcock & Wilcox segment adjusted EBITDA, for the year ended December 31, 2018, excludes $25.4 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(3)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $11.4 million in the year ended December 31, 2018.

(4)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminates our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

We do not separately identify or report our assets by segment as our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually account for more than 10% of our consolidated revenues for the year ended December 31, 2019. We had one customer, Southern Company, which accounted for $138.1 million or 13.0% of our consolidated revenue for the year ended December 31, 2018.

We estimate that 45% and 48% of our consolidated revenues in 2019 and 2018, respectively, was related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Information about our consolidated operations in different geographic areas

	Year ended December 31,
(in thousands)	2019	2018
REVENUES (1)
United States	$460,484	$652,879
Canada	113,660	90,459
United Kingdom	54,347	64,465
Denmark	27,311	12,426
Sweden	18,789	34,578
China	18,430	23,432
Indonesia	16,739	3,108
South Korea	14,443	5,678
Finland	14,118	10,161
Belgium	9,145	8,226
Philippines	6,702	—
Taiwan - Republic of China	6,154	11,690
India	6,095	5,642
Italy	6,013	14,164
Germany	5,897	14,690
Saudi Arabia	5,243	8,035
South Africa	5,033	3,586
Brazil	4,800	9,042
Vietnam	3,801	5,764
Bahrain	2,628	5,286
Chile	2,533	5,597
Nigeria	1,019	12,211
Aggregate of all other countries, each with less than $5 million in revenues	55,727	61,269
	$859,111	$1,062,388
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2019	2018
NET PROPERTY, PLANT AND EQUIPMENT, AND FINANCE LEASE
United States	$61,111	$43,070
Mexico	19,241	20,458
Denmark	6,801	7,372
United Kingdom	5,469	5,671
China	76	8,720
Aggregate of all other countries	4,355	5,601
	$97,053	$90,892

NOTE 5 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We also earn revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services. Our revenue recognition accounting policy is described in more detail in Note 2.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Consolidated Balance Sheets:

(in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$29,877	$49,910	$(20,033)	(40)%
Revenues recognized less billings to customers	61,702	94,817	(33,115)	(35)%
Contracts in progress	$91,579	$144,727	$(53,148)	(37)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$76,468	$140,933	$(64,465)	(46)%
Costs of revenue recognized less cost incurred	(1,181)	8,434	(9,615)	(114)%
Advance billings on contracts	$75,287	$149,367	$(74,080)	(50)%

Net contract balance	$16,292	$(4,640)	$20,932	451%

Accrued contract losses	$6,139	$61,651	$(55,512)	(90)%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2019	December 31, 2018	$ Change	% Change
Retainage expected to be collected within one year	$474	$12,293	$(11,819)	(96)%
Retainage expected to be collected after one year	5,739	3,437	2,302	67%
Total retainage	$6,213	$15,730	$(9,517)	(61)%

We have included retainage expected to be collected in 2019 in accounts receivable – trade, net in our Consolidated Balance Sheets. Retainage expected to be collected after one year are included in other assets in our Consolidated Balance Sheets. Of the long-term retainage at December 31, 2019, we anticipate collecting $4.9 million and $0.8 million in 2021 and 2022, respectively.

Backlog

On December 31, 2019 we had $441.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 53.7%, 11.1% and 35.1% of our remaining performance obligations as revenue in the remainder of 2020, 2021 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2019 and 2018, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2019	2018
Increases in gross profits for changes in estimates for over time contracts	$34,622	$18,183
Decreases in gross profits for changes in estimates for over time contracts	(50,050)	(262,389)
Net changes in gross profits for changes in estimates for over time contracts	$(15,428)	$(244,206)

Vølund EPC Loss Contracts

We had six Vølund EPC contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In addition to these loss contracts, we have one remaining extended scope contract in our Vølund & Other Renewables segment which turned into a loss contract in the fourth quarter of 2019.

In the years ended December 31, 2019 and 2018, we recorded $6.9 million and $233.0 million in net losses, respectively, inclusive of warranty expense as described in Note 11, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. These changes in estimates in the year ended December 31, 2019 includes a decrease in our estimate of anticipated liquidated damages that reduced revenue associated with these six contracts by $1.8 million. These changes in estimates in the year ended December 31, 2018 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $11.5 million. Total anticipated liquidated damages associated with these six contracts were $86.8 million and $88.6 million at December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of December 31, 2019, the status of these six Vølund EPC loss contracts was as follows:

The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of December 31, 2019, this contract was approximately 99% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the year ended December 31, 2019, we recognized additional contract losses of $2.3 million on this contract as a result of identifying additional remediation costs. Our estimate at completion as of December 31, 2019 includes $8.9 million of total expected liquidated damages. As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $1.1 million. In the year ended December 31, 2018, we recognized additional contract losses of $31.8 million as a result of differences in actual and estimated costs, schedule delays and issues encountered during trial operations. As of December 31, 2018, this contract had $4.9 million of accrued losses and was 95% complete.

The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of December 31, 2019, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the year ended December 31, 2019, we recognized additional contract losses of $2.3 million on this contract as a result of repairs required during startup commissioning activities, additional punch list and other commissioning costs, and changes in construction cost estimates. Our estimate at completion as of December 31, 2019 includes $18.7 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2019 and 2018 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of December 31, 2019, we have no reserve for estimated contract losses. In the year ended December 31, 2018, we recognized contract losses of $21.7 million on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. Losses in the year ended December 31, 2018 also related to increases in expected warranty costs and subcontractor productivity being lower than previous estimates. As of December 31, 2018, this contract had $3.9 million of accrued losses and was 95% complete.

The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of December 31, 2019, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the year ended December 31, 2019, we recognized additional contract losses of $0.1 million on the contract. Our estimate at completion as of December 31, 2019 includes $6.6 million of total expected liquidated damages due to schedule delays. As of December 31, 2019, we have no reserve for estimated contract losses. In the year ended December 31, 2018, we recognized additional contract losses of $6.9 million as a result of changes in the estimated costs at completion. As of December 31, 2018, this contract had $0.5 million of accrued losses and was 99% complete.

The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of December 31, 2019, this contract was approximately 100% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the year ended December 31, 2019, we recognized additional contract charges of $5.2 million on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. Our estimate at completion as of December 31, 2019 includes $20.4 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.2 million. In the year ended December 31, 2018, we recognized additional contract losses of $31.3 million on this contract as a result of challenges in startup commissioning activities, additional expected punch list and other commissioning costs, additional subcontractor costs and estimated liquidated damages. Losses in the year ended December 31, 2018 also include increases in expected warranty costs and subcontractor productivity being lower than previous estimates. As of December 31, 2018, this contract had $2.1 million of accrued losses and was 96% complete.

The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of December 31, 2019, this contract was approximately 98% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminated all historical claims and remaining liquidated damages. Remaining items at December 31, 2019 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the year ended December 31, 2019, our estimated loss on the contract improved by $5.6 million inclusive of warranty. Our estimate at completion as of December 31, 2019, includes $13.4 million of total expected liquidated damages due to schedule delays. As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $2.4 million. During the twelve months ended December 31, 2018, we revised our estimated revenue and costs at completion for this loss contract which resulted in $119.5 million of additional contract losses, including waiver of rejection rights, estimated costs of taking over the civil scope in the first quarter of 2018 from our joint venture partner, who entered administration (similar to filing for bankruptcy in the U.S.) in late February 2018 and receipt of regulatory release later than expected in previous estimates to begin repairs to failed steel beam that failed in September 2017, which are described in more detail below. Losses in the twelve months ended December 31, 2018 also reflect an extended schedule from greater challenges in restarting work on a site that had been idle pending repairs on the failed steel beam, including the extent of items that had been damaged from weather exposure, and increases in expected warranty costs. As of December 31, 2018, this contract had $36.8 million of accrued losses and was 76% complete.

The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of December 31, 2019, this contract was approximately 99% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the year ended December 31, 2019, we revised our estimated revenue and costs at completion for this loss contract, which resulted in additional contract charges of $2.5 million related to matters encountered in completing punch list items and sub-contractor close-outs. Our estimate at completion as of December 31, 2019 includes $18.7 million of total expected liquidated damages due to schedule delays. As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.3 million. In the year ended December 31, 2018, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $22.0 million due to challenges in startup commissioning activities. As of December 31, 2018, this contract had $1.4 million of accrued losses and was 95% complete.

In the fourth quarter of 2019, one of our other Vølund renewable energy contracts turned into a loss contract (estimate loss of $0.2 million) due to the extension of time and other start-up costs associated with the completion of the trial operations run and turnover to the client. This contract was turned over to the client in October 2019.  During the years ended December 31, 2019 and 2018, we recognized additional charges of $3.4 million and $2.3 million, respectively, on this contract.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the December 31, 2019 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost under various applicable insurance policies and from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

During the third quarter of 2016, we claimed a DKK 100.0 million ($15.5 million) insurance recovery for a portion of the losses on the first Vølund contract discussed above. In May 2018, our insurer disputed coverage on our insurance claim. We continued to aggressively pursue full recovery under the policy, and we filed for arbitration in July 2018. On June 28, 2019, we agreed to a full settlement, under which our insurer paid DKK 37 million ($5.6 million) to us in July 2019. At December 31, 2018, we had a net receivable of DKK 20 million ($3.2 million) in accounts receivable - other in our Consolidated Balance Sheets.

The Company is continuing to pursue other potential insurance recoveries and claims where appropriate and available.

Other Vølund Contract Settlement

In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The £5.0 million (approximately $6.6 million) payment on April 5, 2019 for the settlement eliminates our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

SPIG's Loss Contracts

At December 31, 2019, SPIG had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the years ended December 31, 2019 and 2018, we recorded $5.6 million and $17.6 million in net losses, respectively, resulting from changes in estimated revenue and cost to complete these two loss contracts.

At December 31, 2019, the design and procurement are substantially complete, and construction is nearing completion on the first loss contract.  Overall, the contract is approximately 99% complete and final completion is expected to be in first quarter of 2020. During the year ended December 31, 2019, we recognized additional contract charges of $2.3 million on this contract due to issues related to the fan screens and construction estimate to complete. As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million related to this contract.  In the year ended December 31, 2018, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $14.8 million. As of December 31, 2018, this contract had accrued losses of $4.6 million and was 69% complete. Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

At December 31, 2019, the design and procurement are nearing completion on the second loss contract.  Overall, the contract is approximately 87% complete and final completion is expected to be in the third quarter of 2020.  During the year ended December 31, 2019, we recognized additional contract charges of $3.3 million on this contract due to issues with the seismic design and fan screens.  As of December 31, 2019, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.9 million related to this contract.  In the year ended December 31, 2018, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $2.8 million.  As of December 31, 2018, this contract had accrued losses of $0.1 million and was 97% complete.

NOTE 6 – INVENTORIES

The components of inventories are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Raw materials and supplies	$42,685	$44,833
Work in progress	7,502	5,348
Finished goods	12,916	11,142
Total inventories	$63,103	$61,323

NOTE 7 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment, and finance lease less accumulated depreciation is as follows:

	Year ended December 31,
(in thousands)	2019	2018
Land	$2,998	$3,575
Buildings	84,005	106,238
Machinery and equipment	154,016	181,825
Property under construction	6,204	2,290
	247,223	293,928
Less accumulated depreciation	180,562	203,036
Net property, plant and equipment	66,661	90,892
Finance lease	30,405	—
Less finance lease accumulated amortization	13	—
Net property, plant and equipment, and finance lease	$97,053	$90,892

In September 2018, we relocated our corporate headquarters to Barberton, Ohio from Charlotte, North Carolina. In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio for our Corporate and Babcock & Wilcox segment functions. The new location in Akron is expected to reduce operating costs, inclusive of rent, and to provide a space that better meets our needs.  We did not incur significant relocation costs; however, since the decision to relocate in the third quarter of 2018, we recognized $8.1 million of accelerated depreciation, of which $4.9 million was incurred during the year ended December 31, 2019.

NOTE 8 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of December 31, 2019:

(in thousands)	Babcock & Wilcox Segment
Balance at December 31, 2018	$47,108
Currency translation adjustments	52
Balance at December 31, 2019	$47,160

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit and the Babcock & Wilcox Construction Company reporting unit, which are both included in the Babcock & Wilcox segment. Because the Babcock & Wilcox reporting unit had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment was recorded during 2019. In 2018, we recognized $37.5 million impairment of all the remaining goodwill in the SPIG reporting unit resulting from a reduction in their bookings than previously forecasted.

NOTE 9 – INTANGIBLE ASSETS

Our intangible assets are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Definite-lived intangible assets
Customer relationships	$24,440	$24,764
Unpatented technology	14,917	15,098
Patented technology	2,598	2,616
Tradename	12,372	12,566
All other	9,225	9,728
Gross value of definite-lived intangible assets	63,552	64,772
Customer relationships amortization	(18,616)	(17,219)
Unpatented technology amortization	(5,245)	(3,760)
Patented technology amortization	(2,476)	(2,348)
Tradename amortization	(4,257)	(3,672)
All other amortization	(8,963)	(8,285)
Accumulated amortization	(39,557)	(35,284)
Net definite-lived intangible assets	$23,995	$29,488
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$25,300	$30,793

The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$30,793	$42,065
Amortization expense	(4,274)	(6,715)
Impairment expense	—	(2,521)
Currency translation adjustments and other	(1,219)	(2,036)
Balance at end of the period	$25,300	$30,793

Amortization of intangible assets is included in cost of operations and SG&A in our Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2020	$3,414
Year ending December 31, 2021	3,180
Year ending December 31, 2022	3,140
Year ending December 31, 2023	3,138
Year ending December 31, 2024	2,973
Thereafter	8,150

Long-lived assets, including intangible assets are reviewed for impairment annually, or whenever circumstances indicate that the carrying amount might not be recoverable. Interim impairment testing was performed for the SPIG and Vølund & Other Renewable reporting units due to continued net operating losses and significant decreases in revenues experienced during 2019.

In the fourth quarter of 2018, a strategic decision was made to exit certain geographies of the SPIG segment, and as a result, $2.5 million of the customer relationship and other intangible assets related to these geographies were impaired during the fourth quarter of 2018. As of December 31, 2019 and December 31, 2018, the SPIG reporting unit had $21.6 million and $25.0 million of identifiable intangible assets, net of accumulated amortization, respectively.
As of December 31, 2019 and December 31, 2018, the Vølund & Other Renewable reporting unit had $1.1 million and $2.0 million of identifiable intangible assets, net of accumulated amortization, respectively.
In our interim tests as of September 30, 2019, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of both the SPIG and Vølund & Other Renewable reporting units and no impairment was indicated.
We believe the estimates and assumptions utilized in our interim impairment testing are reasonable. However, actual results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of undiscounted forecasted cash flows used to estimate fair value for the purpose determining whether or not an impairment calculation should be performed for the intangible assets, or if we committed to a strategy to sell one or more of the reporting units in the near future as we continue to reevaluate our ongoing operations, we may be required to record non-cash impairment charges in the future which could have an adverse impact on our business, financial condition and results of operations.

NOTE 10 – LEASES

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). We adopted this new standard on January 1, 2019 and used the effective date as our date of initial application while continuing to present the comparative periods in accordance with the guidance under the lease standard in effect during those prior periods in the Consolidated Financial Statements. See Note 2 for additional information about the impact of adopting ASC 842 in the Consolidated Financial Statements.

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") assets, operating lease liabilities and non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in net property, plant and equipment, and finance lease, other accrued liabilities and other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new leased office space in Akron, Ohio as described in Note 7. The lease is classified as a finance lease and has an initial term of fifteen years, with an option to extend up to two additional ten-year terms and no option of early termination. As we are not reasonably certain to exercise the option to extend the lease beyond the initial base term, only payments related to the initial term were included in the initial ROU asset. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $54.0 million. Based upon an initial term of fifteen years, an incremental borrowing rate of 8% was used to determine the ROU asset, as no implicit rate was identified in the lease agreement. We recorded a $30.4 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities in other accrued liabilities and other non-current finance liabilities in the Consolidated Balance Sheets.

We have operating and finance leases for real estate, vehicles, and certain equipment. Our leases have remaining lease terms of up to 15 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense included on our Consolidated Statements of Operations were as follows:

		Year ended December 31,
(in thousands)	Classification	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$6,624
Short-term lease expense	Selling, general and administrative expenses	6,575
Variable lease expense (1)	Selling, general and administrative expenses	2,349
Total operating lease expense		$15,548

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$13
Interest on lease liabilities	Interest expense	14
Total finance lease expense		$27

Sublease income (2)	Other – net	$(67)
Net lease cost		$15,508
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

Year ended December 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,578
Operating cash flows from finance leases	14
Financing cash flows from finance leases	(12)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,014
Finance leases	$30,404

Weighted-average remaining lease term:
Operating leases (in years)	3.4
Finance leases (in years)	15.0
Weighted-average discount rate:
Operating leases	9.27%
Finance leases	8.00%

Amounts relating to leases were presented on our Consolidated Balance Sheets as of December 31, 2019 in the following line items:

(in thousands)
Assets:	Classification	December 31, 2019
Operating lease assets	Right-of-use assets	$12,498
Finance lease assets	Net property, plant and equipment, and finance lease	30,392
Total non-current lease assets		$42,890

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$4,323
Finance lease liabilities	Other accrued liabilities	(38)
Non-current
Operating lease liabilities	Non-current operating lease liabilities	8,388
Finance lease liabilities	Non-current finance lease liabilities	$30,454
Total lease liabilities		43,127

Future minimum lease payments required under non-cancellable leases as of December 31, 2019 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending December 31, 2020	$5,222	$2,404	$7,626
Year ending December 31, 2021	3,809	3,243	7,052
Year ending December 31, 2022	2,591	3,307	5,898
Year ending December 31, 2023	1,782	3,373	5,155
Year ending December 31, 2024	1,040	3,438	4,478
Thereafter	56	38,285	38,341
Total	$14,500	$54,050	$68,550
Less imputed interest	(1,789)	(23,634)	(25,423)
Lease liability	$12,711	$30,416	$43,127

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$45,117	$33,514
Additions	9,557	33,095
Expirations and other changes	(7,622)	(5,963)
Payments	(12,446)	(14,151)
Translation and other	(1,230)	(1,378)
Balance at end of period	$33,376	$45,117

We accrue estimated expense included in cost of operations on our Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the year ended December 31, 2019 includes $3.9 million of warranty reversal related to developments stemming from the March 29, 2019 settlement agreement for the Vølund EPC loss contracts described in Note 5. Warranty expense for the year ended December 31, 2018, includes a $14.2 million increase in expected warranty costs for the six European renewable energy loss contracts based on experience from the startup and commissioning activities in the second quarter of 2018 and $4.3 million of specific provisions on certain contracts in the Babcock & Wilcox segment for specific technical matters and customer requirements. During the year ended December 31, 2018, the Babcock & Wilcox segment reduced its accrued warranty expense by $4.5 million to reflect the expiration of warranties and updated its estimated warranty accrual rate to reflect its warranty claims experience and contractual warranty obligations.

NOTE 12 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

The following tables summarize the restructuring activity and spin-off costs incurred by segment:

	Year ended December 31,			Year ended December 31,
	2019			2018
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
Babcock & Wilcox segment	$5,109	$4,691	$418	$7,793	$7,616	$177
Vølund & Other Renewable segment	1,533	1,533	—	469	469	—
SPIG segment	631	631	—	2,506	2,506	—
Corporate	4,434	3,566	868	5,990	5,461	529
	$11,707	$10,421	$1,286	$16,758	$16,052	$706
(1) Other amounts consist primarily of exit, spin-off, relocation and other costs.

In 2018, we began to implement a series of cost restructuring actions, primarily in our U.S., European, Canadian and Asian operations, and corporate functions. These actions were intended to appropriately size our operations and support functions in response to the continuing decline in certain global markets for new build coal-fired power generation, the announcement of the MEGTEC and Universal sale, the level of activity in our Vølund & Other Renewable business and our liquidity needs. Severance expense is recognized over the remaining service periods of affected employees, and as of December 31, 2019, we do not expect additional severance expense to be recognized based on actions taken through that date. Severance payments are expected to extend through the end of 2020.

Restructuring liabilities are included in other accrued liabilities on our Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$7,359	$2,244
Restructuring expense	11,707	16,415
Payments	(13,707)	(11,300)
Balance at end of period	$5,359	$7,359

Accrued restructuring liabilities at December 31, 2019 and 2018 relate primarily to employee termination benefits.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan ceased. As of December 31, 2019, and 2018, only approximately 100 hourly union employees continue to accrue benefits under the U.S. Plan.

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

We also sponsor the Diamond Power Specialty Limited Retirement Benefits Plan (the "U.K. Plan") through our subsidiary. Benefit accruals under this plan ceased effective November 30, 2015. We have accounted for the GMP equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years, ending December 31, 2033.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$1,140,127	$1,248,529	$14,019	$11,029
Service cost	778	729	15	16
Interest cost	43,312	40,411	424	427
Plan participants’ contributions	—	—	180	210
Curtailments	—	3,517	—	—
Settlements	115	57	—	—
Amendments	—	743	—	5,248
Actuarial loss (gain)	114,125	(66,326)	(1,200)	(1,296)
Gain due to transfer	—	(1,142)	—	—
Foreign currency exchange rate changes	2,007	(4,689)	66	(142)
Benefits paid	(81,496)	(81,702)	(1,370)	(1,473)
Benefit obligation at end of period	$1,218,968	$1,140,127	$12,134	$14,019
Change in plan assets:
Fair value of plan assets at beginning of period	$871,925	$1,007,002	$—	$—
Actual return on plan assets	177,560	(67,691)	—	—
Employer contribution	4,049	20,059	1,191	1,263
Plan participants' contributions	—	—	180	210
Transfers	—	(1,121)	—	—
Foreign currency exchange rate changes	2,079	(4,622)	—	—
Benefits paid	(81,496)	(81,702)	(1,371)	(1,473)
Fair value of plan assets at the end of period	974,117	871,925	—	—
Funded status	$(244,851)	$(268,202)	$(12,134)	$(14,019)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,153)	$(1,165)	$(1,683)	$(1,985)
Accumulated postretirement benefit obligation	—	—	(10,451)	(12,034)
Pension liability	(248,821)	(269,613)	—	—
Prepaid pension	5,123	2,576	—	—
Accrued benefit liability, net	$(244,851)	$(268,202)	$(12,134)	$(14,019)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost (credit)	$643	$943	$1,962	$(195)
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,159,083	$1,083,965	$—	$—
Accumulated benefit obligation	$1,159,083	$1,083,965	$12,134	$14,019
Fair value of plan assets	$909,110	$813,187	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$59,885	$56,162	$—	$—
Accumulated benefit obligation	$59,885	$56,162	$—	$—
Fair value of plan assets	$65,007	$58,738	$—	$—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Year ended December 31,		Year ended December 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$43,312	$40,411	$424	$427
Expected return on plan assets	(55,717)	(63,964)	—	—
Amortization of prior service cost	142	124	(2,157)	(2,349)
Recognized net actuarial (gain) loss	(7,603)	68,771	(1,201)	(1,297)
Benefit plans, net (1)	(19,866)	45,342	(2,934)	(3,219)
Service cost included in COS (2)	778	729	15	16
Net periodic benefit cost (benefit)	$(19,088)	$46,071	$(2,919)	$(3,203)

(1)	Benefit plans, net, which is presented separately in the Consolidated Statements of Operations, is not allocated to the segments.

(2)	Service cost related to a small group of active participants is presented within cost of operations in the Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Recognized net actuarial (gain) loss consists primarily of our reported actuarial (gain) loss, curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were (gains) losses of $(8.8) million and $67.5 million in the years ended December 31, 2019 and 2018, respectively. We have excluded the recognized net actuarial (gain) loss from our reportable segments and such amount has been reflected in Note 4 as the MTM gain (loss) from benefit plans in the reconciliation of Adjusted EBITDA for each segment to consolidated loss before income tax. The recognized net actuarial (gain) loss was recorded in benefit plans, net in our Consolidated Statements of Operations

Settlements are triggered in a plan when the distributions exceed the sum of the service cost and interest cost of the respective plan. Lump sum payments from our Canadian Plans resulted in plan settlements of a $0.1 million loss and a $0.1 million gain during 2019 and 2018, respectively. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities, resulting in a $0.6 million loss during 2019 and a $0.4 million gain during 2018. Both the settlements and the MTM remeasurements are reflected in the Recognized net actuarial (gain) loss in the table above and are included in our Consolidated Statements of Operations in the benefit plans, net line item.

While we retained the pension liability related to employees of Palm Beach Resource Recovery Corporation ("PBRRC") after the September 2018 sale of this business, the status change of these participants in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "Commercial Operations Plan") resulted in a $3.5 million curtailment loss in the third quarter of 2018, which also triggered an interim MTM of the Commercial Operations Plan assets and liabilities that led to a gain of $7.7 million in the third quarter of 2018. Both the curtailment and the MTM are reflected in the Recognized net actuarial loss (gain) in the table above and are included in our Consolidated Statements of Operations in the benefit plans, net line item.

Assumptions

	Pension Benefits		Other Benefits
	Year ended December 31,		Year ended December 31,
	2019	2018	2019	2018
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	3.25%	4.26%	2.99%	4.02%
Rate of compensation increase	0.07%	0.07%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	4.28%	3.65%	2.99%	4.02%
Expected return on plan assets	6.66%	6.66%	—	—
Rate of compensation increase	0.07%	0.07%	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.89% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2019).

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2019 and 2018, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 23% and (7)%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2019	2018
Asset Category:
Fixed Income (excluding United States Government Securities)	—%	33%
Commingled and Mutual Funds	68%	41%
United States Government Securities	30%	25%
Other	2%	1%

The target asset allocation for the Master Trust was 65% and 45% of commingled and mutual funds and 35% and 55% of fixed income as of December 31, 2019 and 2018, respectively. We routinely reassess the target asset allocation with a goal of better aligning the timing of expected cash flows from those assets to the anticipated timing of benefit payments.

Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the U.K. Plan. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2019	2018
Asset Category:
Commingled and Mutual Funds	30%	41%
Fixed Income	68%	58%
Other	2%	1%

The target allocation for 2019 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset Class:
United States Equity	28%	7%
Global Equity	22%	7%
Fixed Income	50%	86%

Fair value of plan assets

See Note 25 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. The following is a summary of total investments for our plans measured at fair value:

(in thousands)	Year ended December 31, 2019	Level 1	Level 2
Commingled and mutual funds (1)	$641,672	$—	$531,823
United States government securities	271,272	—	271,272
Fixed income	39,625	—	39,625
Cash and accrued items	21,548	729	20,819
Total pension and other postretirement benefit assets	$974,117	$729	$863,539

(1)
In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using the net asset value per share are included in the year ended December 31, 2019 commingled and mutual fund balance as the fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of period, which is presented in the first table above titled "obligations and funded status".

(in thousands)	Year ended December 31, 2018	Level 1	Level 2
Commingled and mutual funds	$359,126	$—	$359,126
United States government securities	198,017	198,017	—
Fixed income	304,961	—	304,961
Cash and accrued items	9,821	9,816	5
Total pension and other postretirement benefit assets	$871,925	$207,833	$664,092

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2020	$17,845	$1,289	$1,832	$179
Expected benefit payments (1):
2020	$75,035	$1,288	$2,635	$179
2021	74,717	1,199	2,650	169
2022	74,329	1,112	2,688	147
2023	73,825	1,026	2,697	139
2024	73,057	944	2,772	128
2025-2029	347,071	3,599	15,112	492

(1)	Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $5.2 million and $21.3 million during the years ended December 31, 2019 and 2018, respectively. Expected employer contributions to trusts of defined benefit plans above assume that relief is granted under pension contribution waivers, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. Related to the 2018 Plan year, we filed a request for waiver with the IRS in January 2019 and obtained a letter on August 27, 2019 that the waiver request had been approved subject to certain conditions. The Company is required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan while the waiver is in effect with respect to the Plan. We filed a waiver request with the IRS on March 12, 2020 related to the 2019 Plan year. If the temporary hardship waiver is not fully granted, required minimum employer pension contributions could increase by approximately $25.0 million, for total pension and other postretirement benefit funding of approximately $46.0 million or greater in 2020, plus interest and, if assessed, penalties. The Company cannot make any assurances that such waiver will be granted.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"). The Thrift Plan generally provides for matching employer contributions of 50% of the first 8% of the participants compensation. These matching employer contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $3.1 million and $9.5 million in the years ended December 31, 2019 and 2018, respectively.

Also, our salaried Canadian employees are provided with a defined contribution plan. The amount charged to expense for employer contributions was approximately $0.3 million and $0.3 million in the years ended December 31, 2019 and 2018, respectively.

Multi-employer plans

One of our subsidiaries in the Babcock & Wilcox segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement

					2019	2018
		2019	2018		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Red	Yellow	Yes	$7.5	$9.5	No	Described Below
All Other					4.9	4.9
					$12.4	$14.4

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

NOTE 14 – REVOLVING DEBT

The components of our revolving debt are comprised of separate revolving credit facilities in the following locations:

	Year ended December 31,
(in thousands)	2019	2018
United States	$179,000	$144,900
Foreign	—	606
Total revolving debt	$179,000	$145,506

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement. As of December 31, 2019, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $334.6 million (reduced to $330.3 million in March 2020 as a result of the settlement of escrow funds related to the sale of PBRRC), as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the amendment described below.

On April 5, 2019, we entered into Amendment No. 16 to the Amended Credit Agreement. Amendment No. 16 provided (i) $150.0 million in additional commitments from B. Riley, under Tranche A-3 of the Last Out Term Loans and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. Amendment No. 16 also, among other items, (1) modified the definition of EBITDA in the Amended Credit Agreement to, among other things, include addbacks related to losses in connection with the Vølund projects, fees and expenses related to the Amendment and prior waivers to the Credit Agreement and fees associated with Vølund project related settlement agreements, (2) reduced to $30.0 million the minimum liquidity we are required to maintain at the time of any credit extension request and at the last business day of any calendar month, (3) allowed for the issuance of up to $20.0 million of new letters of credit with respect to any future Vølund project, (4) changed the consolidated interest coverage and senior leverage coverage covenant ratios,

(5) decreased the relief period borrowing sublimit, (6) changed or removed certain contract completion milestones that we had been required to meet in connection with one renewable energy project, (7) permitted letters of credit to expire one year after the maturity of the revolving credit facility, (8) created a new event of default for failure to terminate the U.S. Revolving Credit Facility on or prior to March 15, 2020, which effectively accelerated the maturity date of the U.S. Revolving Credit Facility from June 30, 2020, (9) established a deferred ticking fee of 1.0% if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019 and (10) provided for a contingent consent fee of 4.0% if certain actions are not undertaken to refinance the facility by December 15, 2019.

On August 7, 2019, we entered into Amendment No. 17 to the Amended Credit Agreement, which clarified the definition cumulatively through Amendment No. 16 of the amounts that can be used in calculating the loss basket for certain Vølund contracts and reset the loss basket for certain Vølund contracts to $15.0 million to align with the clarification commencing with the quarter ended March 31, 2019.

On December 31, 2019 and January 17, 2020 we entered into Amendments No. 18 and No.19 to the Amended Credit Agreement, respectively, which together extended the then current $205 million sub-limit on borrowings under the U.S. Revolving Credit Facility and the deadline for completing certain required corporate actions in connection with a refinancing of the Amended Credit Agreement to January 31, 2020.

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement, which provided two additional tranches of Last Out Term Loan and made the other changes specified below.

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

As of December 31, 2019, revolving loans outstanding under the U.S. Revolving Credit Facility bore interest at our option at either (1) the LIBOR rate plus 6.0% per annum during 2019 and 7.0% per annum during 2020, or (2) the Base Rate plus 5.0% per annum during 2019, and 6.0% per annum during 2020. The Base Rate is the highest of the Federal Funds rate plus 0.5%, the one-month LIBOR rate plus 1.0%, or the administrative agent's prime rate. The components of our interest expense are detailed in Note 20. A commitment fee of 1.0% per annum is charged on the unused portions of the U.S. Revolving Credit Facility. Additionally, an annual facility fee of $1.5 million was paid on the first business day of 2019, and a pro-rated amount of $0.8 million was paid on January 3, 2020. A deferred fee reduction from 2.5% to 1.5% became effective on October 10, 2018, due to achieving certain asset sales. A letter of credit fee of 2.5% per annum is charged with respect to the amount of each financial letter of credit outstanding, and a letter of credit fee of 1.5% per annum is charged with respect to the amount of each performance and commercial letter of credit outstanding. Letter of credit fees are payable on the tenth business day after the last business day of each fiscal quarter.

In connection with Amendment No. 16, we recorded a contingent consent fee of $13.9 million (4.0% of total availability) as part of deferred financing fees in other current assets in the Consolidated Balance Sheets because it has been earned but may be waived, and was fully amortized to interest expense as of December 31, 2019. The full amount of the contingent consent fee was accrued as of December 31, 2019. See further discussion in Note 20. Amendment No. 16 to the U.S. Revolving Credit Facility also established a deferred ticking fee of 1.0% of total availability that is payable if certain actions are not undertaken to refinance the facility by December 15, 2019, in addition to an incremental 1.0% per month after December 15, 2019.  As of December 31, 2019, we accrued deferred ticking fee expense of $5.1 million as the actions required were not completed by December 15, 2019.

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
•3.25:1.00 for the quarter ending June 30, 2020

Effective beginning April 5, 2019 with Amendment No. 16, the remaining minimum consolidated interest coverage ratios, as defined in the Amended Credit Agreement, are as follows:

•1.50:1.00 for the quarter ending March 31, 2020
•1.75:1.00 for the quarter ending June 30, 2020

The Amended Credit Agreement contains various conditions that we must satisfy in order to be able to borrow funds under the U.S. Revolving Credit Facility, including the accuracy of specified representations and warranties, such as the absence, other than as a result of our European Vølund EPC loss contracts that are the subject of settlement agreements and our entry into and performance of those settlement agreements, of certain material adverse changes with respect to our consolidated operations, business, assets, properties, liabilities or condition (financial or otherwise). The Amended Credit Agreement also contains a number of customary affirmative and negative covenants, including restrictions on our ability and the ability of our subsidiaries to (i) declare or pay any dividends or other distributions on account of our common stock and (ii) make payments of principal and interest on subordinated indebtedness. These restrictions are subject to very limited exceptions, including the ability of our subsidiaries to declare and pay dividends to us or to any other guarantor of our indebtedness under the Amended Credit Agreement and certain other payments between us and certain of our subsidiaries. A breach of any of the covenants in our Amended Credit Agreement could result in an event of default under our Amended Credit Agreement, which would result in our inability to access our U.S. Revolving Credit Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loans could also be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated.Because we are currently operating under a relief period under the Amended Credit Agreement, we do not have the ability to declare or pay dividends or other distributions or make payments of principal and interest on subordinated indebtedness to third parties. As part of Amendment No. 20 to the Amended Credit Agreement discussed below, we and our lenders agreed that the Further Amended and Restated Credit Agreement executed in connection with the refinancing of the Amended Credit Agreement would permit us to declare and pay cash dividends at the end of each fiscal quarter of up to $6.0 million. Our ability to declare and pay cash dividends under the Further Amended and Restated Credit Agreement will be reduced by the amount of interest expense in any fiscal quarter payable with respect to outstanding Last Out Term Loans under the Further Amended and Restated Credit Agreement. We do not have any third party subordinated indebtedness currently outstanding.

At December 31, 2019, borrowings under the U.S. Revolving Credit Facility consisted of $179.0 million at a weighted average interest rate of 8.03%. Usage under the U.S. Revolving Credit Facility consisted of $179.0 million of borrowings, $27.1 million of financial letters of credit and $97.6 million of performance letters of credit. At December 31, 2019, we had approximately $30.9 million available to meet letter of credit requirements based on our overall facility size, of which $26.0 million was available for additional borrowings under our sublimit. As of December 31, 2019, the U.S. Revolving Credit Facility balance is presented as a current liability in our Consolidated Balance Sheet as we are currently dependent upon the waivers granted in our most recent limited waiver to maintain our current compliance with the covenants in the Amended Credit Agreement.

Amendment No. 20 to the Amended Credit Agreement - Subsequent Event

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement, which requires us to refinance our Amended Credit Agreement on or prior to May 11, 2020. Amendment No. 20 provides (i) $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans and (ii) an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn.  The proceeds from the Tranche A-4 Last Out Term Loans may be used under the terms of Amendment No. 20 to support the Company's growth, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of the

Tranche A-4 and Tranche A-5 Last Out Term Loans are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

Amendment No. 20 also, among other things, (i) modifies the definition of EBITDA in the Amended Credit Agreement to, among other things, include add-backs for up to $5.0 million of business restructuring expenses during the period from January 1, 2020 to January 1, 2022 and for all restructuring-related professional fees and expenses, (ii) sets the current sub-limit on borrowings under our U.S. Revolving Credit Facility at $205.0 million, (iii) adds a new event of default in the event of any amendment, supplement, waiver or modification without the written consent of the administrative agent under the Amended Credit Agreement of, or certain breaches and defaults and failures to perform by B. Riley under, the Backstop Commitment Letter (as defined and described below) and (iv) removes the covenant with regard to corporate action milestones.

After giving effect to Amendment No. 20, at January 31, 2020, our U.S. Revolving Credit Facility was limited to $334.6 million (reduced to $330.3 million in March 2020 as a result of the settlement of escrow funds related to the sale of PBRRC) of borrowings or letters of credit, of which approximately $50.6 million was available for borrowing under the $205.0 million sublimit currently applicable to borrowings under our U.S. Revolving Credit Facility.

Agreement to Further Amend and Restate the Amended Credit Agreement by May 2020

Pursuant to Amendment No. 20, the Company and the lenders also agreed upon a term sheet pursuant to which the Company would undertake a Refinancing transaction on or prior to May 11, 2020 and the Company and the lenders would amend and restate the Credit Agreement on the terms, among others, specified below (as amended and restated, the “Further Amended and Restated Credit Agreement”).  Pursuant to this term sheet, the Refinancing will consist of, among other things, the following:

•	At least $200.0 million of new debt or equity financing upon the effectiveness of the Further Amended and Restated Credit Agreement,

•	All debt relating to the Refinancing (including the continuation of any existing term loans under the Amended Credit Agreement) may not exceed $275.0 million in aggregate principal amount,

•
All debt relating to the Refinancing must be issued on the same terms as the term loans under the Amended Credit Agreement, provided that (i) the maturity date of such debt shall be six months after January 1, 2022, (ii) the interest on such debt may not exceed 12% per annum and (iii) the aggregate cash interest expense of such debt may not exceed $6.0 million in any fiscal quarter, and

•	Certain disqualifying stock instruments may not be issued.

The proceeds of the Refinancing must be used to repay in full the Company’s then-existing revolving credit loans and to refinance certain existing term loans.  Following the Refinancing, the Further Amended and Restated Credit Agreement will establish a new revolving credit facility that will be limited to $195.0 million, with $30.0 million available for revolving credit loans for working capital purposes and $165.0 million available solely for existing and new letters of credit (with financial letters of credit being capped at $35.0 million), that will mature on January 1, 2022.  The terms of the Further Amended and Restated Credit Agreement will permit letters of credit to remain outstanding with termination dates that extend up to six months beyond the January 1, 2022 maturity date, so long as each such letter of credit is cash collateralized in accordance with the terms of the Further Amended and Restated Credit Agreement. Upon consummation of the Refinancing, the Company must pay an aggregate $7 million of amendment fees and outstanding deferred fees under the Amended Credit Agreement, with $8.9 million of fees being waived and an aggregate $9.5 million of fees being deferred.

Following the Refinancing, all revolving credit loans under the Further Amended and Restated Credit Agreement will bear interest at a rate of LIBOR plus 5.00% or the base rate (as defined in the Amended Credit Agreement) plus 4.00%, all letters of credit will bear interest at a rate of 4.00%, and cash collateralized letters of credit will bear interest at a rate of 1.50%.  Collateral, representations and warranties and events of default under the Further Amended and Restated Credit Agreement will remain consistent with the collateral, representations and warranties and events of default under the Amended Credit Agreement.  Affirmative and negative covenants under the Further Amended and Restated Credit Agreement will be substantially consistent with the affirmative and negative covenants under the Amended Credit Agreement, except that, among other changes, (i) covenants requiring a consultant and chief implementation officer will be deleted, (ii) a third party letter of credit basket of up to $50.0 million will be added, (iii) a cash dividend of up to $6.0 million per fiscal quarter will be permitted in certain circumstances, (iv) certain covenants for charges related to the Vølund loss projects will be removed, (v) the minimum required liquidity will be increased from $30.0 million to $40.0 million, and (vi) certain interest coverage and leverage covenant levels will be reset based on Company projections.  As part of the Refinancing, the size of the Company’s board of directors may also be reduced to 5 members, with B. Riley retaining the ability to appoint two members.

The obligations of our lenders to enter into the Further Amended and Restated Credit Agreement on the terms agreed as part of Amendment No. 20 are subject to various conditions, including the completion of the Refinancing on the terms contemplated by Amendment No. 20, a limitation on the aggregate amount of our indebtedness following completion of the Refinancing and the accuracy of our representations and warranties made under the Further Amended and Restated Credit Agreement.  These representations and warranties in particular will be substantially consistent with those under the Amended Credit Agreement, including a representation regarding the absence, other than as a result of our European Vølund EPC loss contracts that are the subject of settlement agreements and our entry into and performance of those settlement agreements, of certain material adverse changes with respect to our consolidated operations, business, assets, properties, liabilities or condition (financial or otherwise).

Backstop Commitment Letter

On January 31, 2020, the Company also entered into a letter agreement with B. Riley (the "Backstop Commitment Letter"), a related party, pursuant to which B. Riley agreed to (i) fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the Refinancing to the extent such amounts have not been raised from third parties, and (ii) convert, or cause its applicable affiliates to convert, term loans into equity to the extent necessary to comply with the indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity. If B. Riley is called upon to fund such a shortfall, the terms of such debt or equity financing will comply with the terms of the Refinancing described above.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2019 and December 31, 2018 was $88.5 million and $175.9 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.8 million as of December 31, 2019. Of the letters of credit issued under the U.S. Revolving Credit Facility, $35.2 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2019, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $221.3 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 15 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	Year ended December 31,
	2019	2018
(in thousands)	A-3	A-1
Proceeds (1)	$101,660	$30,000
Discount and fees	8,650	5,111
Paid-in-kind interest	3,020	132
Principal	113,330	35,243
Unamortized discount and fees	(9,377)	(4,594)
Net debt balance	$103,953	$30,649
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment of the tranche as of July 23, 2019, the date of the Equitization Transactions as discussed below.

Last Out Term Loans are incurred under our Amended Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility under the Amended Credit Agreement. In connection with Amendment No. 16, the maturity date for all Last Out Term Loans was extended to December 31, 2020 and further extends to July 1, 2022 upon the effectiveness the Refinancing.

Until July 22, 2019, after giving effect to Amendment No. 16, all outstanding Last Out Term Loans bore interest at a fixed rate per annum of 15.5% per annum. of which 7.5% was payable in cash and 8% was payable in kind. As of December 31, 2019, and after giving effect to the completion of the 2019 Rights Offering (as defined below) on July 23, 2019, the interest rate on the Tranche A-3 Last Out Term Loans under the Amended Credit Agreement became a fixed rate per annum of 12% payable in cash. The total effective interest rate of Tranche A-3 was 20.71% on December 31, 2019. The total effective interest rate of Tranche A-1 was 25.38% on December 31, 2018. Interest expense associated with the Last Out Term Loans is detailed in Note 20.

As of December 31, 2019 and 2018, the Last Out Term Loans are presented as a current liability in our Consolidated Balance Sheets as a result of limited waivers granted to maintain compliance with the covenants in the Amended Credit Agreement.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley, a related party, in three draws in September and October 2018. In November 2018, Tranche A-1 was assigned to Vintage Capital Management, LLC ("Vintage"), also a related party. The original face principal amount of Tranche A-1 was $30.0 million, which excludes a $2.0 million up-front fee that was added to the principal balance on the first funding date, transaction expenses, paid-in-kind interest and original issue discounts of 10% for each draw under Tranche A-1.

On April 5, 2019, Amendment No. 16 and the Letter Agreement (defined in Note 19) modified Tranche A-1 by adding a substantive conversion option that required the conversion of the Tranche A-1 to common stock at $0.30 per share in connection with the Equitization Transactions described in Note 19, which was conditioned upon, among other things, the closing of the 2019 Rights Offering and shareholder approval. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The carrying value of Tranche A-1 was $33.3 million on April 5, 2019 before the modification. The initial fair value of the new debt was estimated to be its initial principal value of $37.3 million. We recognized a loss on debt extinguishment of $4.0 million in the quarter ended June 30, 2019, primarily representing the unamortized value of the original issuance discount and fees on the extinguished debt. The interest rates of Tranche A-1 are described above. As described in Note 19, Tranche A-1 was exchanged for shares on July 23, 2019, after which no remaining amounts were outstanding.

Tranche A-2

On March 19, 2019, we entered into Amendment No. 15 to our Amended Credit Agreement, which allowed us to borrow $10.0 million of net proceeds from B. Riley, a related party, under a Tranche A-2 of Last Out Term Loans, which were fully borrowed on March 20, 2019. Tranche A-2 did not include an original issue discount. Interest rates of Tranche A-2 are described above. As described in Note 19, Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions.

Tranche A-3

Under Amendment No. 16 to our Amended Credit Agreement, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European Vølund loss projects as described in Note 5, with the remainder used for working capital and general corporate purposes. Tranche A-3 included an original issue discount of 3.2% of the gross cash proceeds. An additional discount was recorded upon shareholder approval of the warrants and Equitization Transactions. These additional discounts totaled $8.1 million, which included $6.1 million for the estimated fair value of warrants issued to B. Riley, a related party, as described in Note 16 and Note 19 and $2.0 million for the intrinsic value of the beneficial conversion feature that allowed conversion of a portion of the Tranche A-3 to equity under the Backstop Commitment described in Note 19. Both the warrants and the Backstop Commitment were contemplated in connection of the original extension of Tranche A-3 as part of the Letter Agreement.

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions described in Note 19, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment. The Tranche A-3 matures on December 31, 2020 and extends to July 1, 2022 upon the effectiveness of the Refinancing.

Tranches A-4 & A-5 - Subsequent Events

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides (i) $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans and (ii) an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn.  The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to support the Company's growth, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 and Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after paying total fees of $3.7 million. Net proceeds were used to support the Company's growth. The Tranche A-4 matures on December 31, 2020 and extends to July 1, 2022 upon the effectiveness of the Refinancing. As of March 30, 2020, no borrowings occurred under Tranche A-5.

NOTE 16 – WARRANTS

On July 23, 2019, 1,666,667 warrants were issued to certain entities affiliated with B. Riley in connection with the Equitization Transactions described in Note 19. Each warrant can be converted to one share of our common stock at an exercise price of $0.01 per share. As of December 31, 2019, all 1,666,667 warrants remain unexercised.

The warrants were contemplated in the April 5, 2019 Letter Agreement (defined in Note 19) and on June 14, 2019, the issuance of the warrants was approved by stockholders in the Company's annual stockholder meeting, which established the grant date for accounting purposes. The grant date fair value of the warrants was estimated to be $6.1 million using the Black-Scholes option pricing model. The warrants may not be put back to the Company for cash, and they qualify for equity classification. The grant date value of the warrants was included as part of the original-issue discount based on the relative fair value method for Tranche A-3 of the Last Out Term Loans described in Note 15 because the value was part of the consideration required by the Tranche A-3 lender in order to extend the Tranche A-3 loans.

The Black-Scholes option pricing model key assumptions are as follows:

Stock price (1)	$0.385
Exercise price	$0.010
Time to expiration	3 years
Annualized volatility	121.00%
Annual rate of quarterly dividends	—%
Discount rate - bond equivalent rate	2.30%
Expiration of option	April 5, 2022
Warrant value	$0.380
(1) The stock price is the April 5, 2019 closing price, the date the Black-Scholes option pricing model was performed. The stock price used in the model was not adjusted for the one-for-ten reverse stock split.

NOTE 17 – COMMON SHARES

On June 14, 2019, after approval of the stockholders at the Company's annual meeting of stockholders, the Company amended its Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 200,000,000 shares to 500,000,000 shares to allow for the Equitization Transactions described in Note 19. The reverse stock split on July 24, 2019, described in Note 1 did not affect the number of authorized shares.

NOTE 18 – RIGHTS OFFERINGS

2019 Rights Offering

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held as of 5:00 p.m., New York City time, on June 27, 2019 at a subscription price of $0.30 per whole share of common stock. The 2019 Rights Offering expired at 5:00 p.m., New York City time, on July 18, 2019, and settled on July 23, 2019. The Company did not issue fractional rights or pay cash in lieu of fractional rights. The 2019 Rights Offering did not include an oversubscription privilege. Direct costs of the 2019 Rights Offering totaled $0.8 million for the year ended December 31, 2019.

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment as described in Note 19, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 26. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions described in Note 19 and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

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

NOTE 19 – EQUITIZATION TRANSACTIONS

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
The 2019 Rights Offering as described in Note 18, for which B. Riley agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans.

•	$10.3 million of the proceeds of 2019 Rights Offering were used to fully repay Tranche A-2 of the Last Out Term Loans, including accrued paid-in-kind interest.

•
$31.5 million of the proceeds of the 2019 Rights Offering were used to partially prepay Tranche A-3 of the Last Out Term Loans including paid-in-kind interest. The total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment described above.

•
All $38.2 million of outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest was exchanged for 12,720,785 shares of common stock (10,720,785 shares to Vintage and 2,000,000 shares to B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by B. Riley and the remainder was held by Vintage.

•	1,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley.

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum payable in cash and continues to bear the other terms described in Note 15. Based on Schedule 13D filings made by B. Riley and Vintage, after completion of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

NOTE 20 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

In addition to non-cash items described in the Consolidated Statements of Cash Flows, we also recognized certain non-cash changes in our Consolidated Balance Sheets related to capital expenditures and interest expense as described below:

	Year ended December 31,
(in thousands)	2019	2018
Accrued capital expenditures in accounts payable	$1,287	$139
Accreted interest expense on our Second Lien Term Loan Facility	$—	$3,202

The following cash activity is presented as a supplement to Consolidated Statements of Cash Flows and is included in Net cash used in operations:

	Year ended December 31,
(in thousands)	2019	2018
Income tax payments (refunds), net	$3,873	$3,690

Interest payments on our U.S. Revolving Credit Facility	$14,715	$10,784
Interest payments on our Last Out Term Loans	12,220	—
Interest payments on our Second Lien Term Loan Facility	—	7,627
Total cash paid for interest	$26,935	$18,411

Interest expense in our Consolidated Statements of Operations consisted of the following components:

	Year ended December 31,
(in thousands)	2019	2018
Components associated with borrowings from:
U.S. Revolving Credit Facility	$15,639	$12,284
Last Out Term Loans - cash interest	11,207	513
Last Out Term Loans - paid-in-kind interest	5,964	1,079
Second Lien Term Loan Facility	—	7,460
Foreign Revolving Credit Facilities	—	716
	32,810	22,052
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	31,567	22,943
U.S. Revolving Credit Facility - contingent consent fee for Amendment 16 (1)	13,879	—
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16 (1)	5,064	—
Last Out Term Loans - discount and financing fees	10,580	552
Second Lien Term Loan Facility - discount and financing fees	—	3,202
	61,090	26,697

Other interest expense	1,001	864

Total interest expense	$94,901	$49,613

(1)
As described in Note 14, Amendment No. 16 to the U.S. Revolving Credit Facility established a contingent consent fee of $13.9 million (4.0% of total availability) and a deferred ticking fee of 1.0% of the total availability of the U.S. Revolving Credit Facility, both which were fully earned on December 15, 2019. In addition, an incremental monthly fee of 1.0% of total availability of the U.S. Revolving Credit Facility shall be earned on the 15th day of each succeeding month and is payable on the earlier of March 15, 2020 or the last day of the Availability Period with respect to the U.S. Revolving Credit Facility.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows:

	Year ended December 31,
(in thousands)	2019	2018
Held by foreign entities	$38,921	$35,522
Held by U.S. entities	4,851	7,692
Cash and cash equivalents of continuing operations	43,772	43,214

Reinsurance reserve requirements	9,318	11,768
Restricted foreign accounts	3,851	5,297
Restricted cash and cash equivalents	13,169	17,065
Total cash, cash equivalents and restricted cash of continuing operations shown in the Consolidated Statements of Cash Flows	$56,941	$60,279

Our U.S. Revolving Credit Facility described in Note 14 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

NOTE 21 – STOCK-BASED COMPENSATION

On June 14, 2019, at the Company's annual meeting of stockholders, upon the recommendation of the Company's Board of Directors, the stockholders approved the Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (amended and restated as of June 14, 2019) (the "Fourth Amended and Restated 2015 LTIP"), which became effective upon such stockholder approval. The Fourth Amended and Restated 2015 LTIP, among other immaterial changes, increased the number of shares available for awards by 1,700,000 shares to a total of 2,927,173 shares of the Company's common stock, subject to adjustment as provided under the plan document. The increase in the maximum number of shares available for awards allowed us to establish the previously announced equity pool of 1,666,666 shares of its common stock for issuance for long-term incentive planning purposes in connection with the Equitization Transactions.

Stock options

There were no stock options awarded in 2019. The fair value of the option grant awarded in 2018 was estimated at the date of grant using Black-Scholes, with the following weighted-average assumptions:

Year ended December 31,
2018
Risk-free interest rate	2.69%
Expected volatility	64%
Expected life of the option in years	3.95
Expected dividend yield	—%

The risk-free interest rate is based on the implied yield on a United States Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The expected volatility is based on implied volatility from publicly traded options on our common stock, historical volatility of the price of our common stock and other factors. The expected life of the option is based on observed historical patterns. The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price at the date of grant. This amount is zero in 2018 because we did not expect to pay dividends on the dates the 2018 stock options were awarded.

The following table summarizes activity for our stock options for the year ended December 31, 2019:

(share data in thousands)	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period (1)	439	$105.43
Granted	—	—
Exercised	—	—
Cancelled/expired/forfeited	(43)	96.80
Outstanding at end of period	396	$106.56	5.03	$—
Exercisable at end of period	396	$106.56	5.03	$—
(1) Outstanding number of shares at beginning of period and weighted average exercise price reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2019 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period (1)	93	$53.30
Granted	2,225	3.72
Vested	(217)	11.41
Cancelled/forfeited	(72)	9.19
Non-vested at end of period	2,029	$4.97
(1) Outstanding number of shares at beginning of period reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

As of December 31, 2019, total compensation expense not yet recognized related to non-vested restricted stock units was $6.6 million and the weighted-average period in which the expense is expected to be recognized is 1.3 years.

Performance-based restricted stock units

Performance-based restricted stock units activity for the year ended December 31, 2019 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period (1)	92	$97.42
Granted	—	—
Vested	—	—
Cancelled/forfeited	(45)	125.94
Non-vested at end of period	47	$70.06
(1) Outstanding number of shares at beginning of period reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

Performance-based, cash settled units

Cash-settled performance units activity for the year ended December 31, 2019 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period (1)	74	$47.34
Granted	—	—
Vested	(31)	3.46
Cancelled/forfeited	(19)	3.46
Non-vested at end of period	24	$18.78
(1) Outstanding number of shares at beginning of period reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

Stock Appreciation Rights

In December 2018, we granted stock appreciation rights to certain employees ("Employee SARs") and to a non-employee related party, BRPI Executive Consulting, LLC ("Non-employee SARs"). The Employee SARs and Non-employee SARs both expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, the Employee SARs and Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs are issued under the Fourth Amended and Restated 2015 LTIP, and Non-employee SARs are issued under a Non-employee SARs agreement. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Risk-free interest rate	1.89%	2.80%
Expected volatility	46%	46%
Expected life in years	8.71	9.50
Suboptimal exercise factor	2.0x	2.0x

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

The following table presents the changes in our outstanding employee SARs and non-employee SARs for the year ending December 31, 2019 and the associated weighted-average values:

(share data in thousands)	Number of employee SARs	Number of non-employee SARs	Total number of SARs	Weighted-average value (1)	Weighted-average exercise price (1)
Non-vested at beginning of period	253	844	1,097	$1.82	$23.37
Granted	—	—	—	—	—
Vested	(85)	—	(85)	0.52	22.50
Non-vested at end of period	168	844	1,012	$0.51	$23.44
(1) Number of SARs, weighted-average value and weighted-average exercise price at beginning of period reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

As of December 31, 2019, the total intrinsic value of the vested and non-vested SARs was $3.4 million.

NOTE 22 – PROVISION FOR INCOME TAXES

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom with effective tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions have tax regimes that vary with respect to both nominal rates and the basis on which those rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in the jurisdictional mix of our income, and valuation allowances recognized in jurisdictions that have a net deferred tax asset balance.

We recognize the benefit of a tax position when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. A recognized tax benefit is measured as the largest amount of benefit, on a cumulative probability basis, which is more likely-than-not-to to be realized upon ultimate settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Below is a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits:

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$1,500	$1,204
Increases based on tax positions taken in the current year	29	588
Increases based on tax positions taken in prior years	27	51
Decreases based on tax positions taken in prior years	(223)	—
Decreases due to settlements with tax authorities	—	(140)
Decreases due to lapse of applicable statute of limitation	(104)	(203)
Balance at end of period	$1,229	$1,500

The unrecognized tax benefits of $0.6 million would, if recognized, affect the effective tax rate. The remaining balance of unrecognized tax benefits relates to deferred tax assets that, if recognized, would require a full valuation allowance based on present circumstances. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Tax years 2015 through 2019 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. With few exceptions, we do not have any returns under examination for years prior to 2014. The United States Internal Revenue Service has completed examinations of the federal tax returns of our former parent, BWXT, through 2014, and all matters arising from such examinations have been resolved.

Deferred income taxes reflect the net tax effects of temporary differences between the financial and tax bases of assets and liabilities. Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Pension liability	$64,046	$66,652
Accrued warranty	3,121	2,943
Accrued vacation pay	99	98
Accrued liabilities for self-insurance (including postretirement health care benefits)	4,815	4,653
Accrued liabilities for executive and employee compensation	5,844	4,473
Long-term contracts	4,879	27,623
Accrued legal fees	503	1,058
Inventory reserve	1,791	1,595
Property, plant and equipment	614	1,200
Net operating loss carryforward	386,949	314,274
State net operating loss carryforward	21,190	21,017
Capital loss carryforward	—	3,744
Interest disallowance carryforward	37,221	21,550
Foreign tax credit carryforward	2,535	2,535
Other tax credits	3,243	6,642
Other	9,216	10,755
Investments in joint ventures and affiliated companies	589	—
Total deferred tax assets	546,655	490,812
Valuation allowance for deferred tax assets	(539,791)	(483,967)
Total deferred tax assets, net	6,864	6,845

Deferred tax liabilities:
Investments in joint ventures and affiliated companies	—	30
Intangibles	8,785	9,595
Total deferred tax liabilities	8,785	9,625
Net deferred tax liabilities	$(1,921)	$(2,780)

At December 31, 2019, we have a valuation allowance of $539.8 million for deferred tax assets, which we do not expect will be realized at a more likely-than-not level, through carrybacks, future reversals of existing taxable temporary differences, estimates of future taxable income, and tax-planning strategies. Deferred tax assets are evaluated each period to determine whether it is more likely than not that those deferred tax assets will be realized in the future. This evaluation is performed under the framework of ASC 740, Income Taxes, and considers all positive and negative evidence. In our analysis at December 31, 2019, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for recent dispositions and other nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses.

We continue to have a full valuation allowance against substantially all of our net deferred tax assets as of December 31, 2019. We will continue to weigh and assess the positive and negative evidence that exists as of each balance sheet date and the valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

Subsequent to the issuance of the Company’s 2018 Consolidated Financial Statements, the Company identified certain historical net operating loss carryforwards generated at wholly-owned foreign holding companies which had not been properly recognized for financial reporting purposes. While this did not impact the Consolidated Balance Sheets and related Consolidated Statements of Operations, Consolidated Statement of Comprehensive Loss, Consolidated Statement of Stockholders’ Deficit and Consolidated Cash Flows as of and for the year ended December 31, 2018, the associated deferred tax assets and corresponding valuation allowance were not included in the note to the 2018 Consolidated Financial Statements, Provision for Income Taxes. As a result, the previously reported amounts have been restated to reflect the correct amounts, resulting in $170.9 million increases to tax-effected net operating loss carryforwards, deferred tax assets and valuation allowance as of December 31, 2018. The Company’s management evaluated the materiality of the misstatements from quantitative and qualitative perspectives and concluded the misstatements are not material to the prior period.

The following is an analysis of our valuation allowance for deferred tax assets:

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$(483,967)	$(108,105)
Charges to costs and expenses	(56,254)	(375,408)
Charges to other accounts	430	(454)
Balance at end of period	$(539,791)	$(483,967)

Loss before the provision for incomes taxes is as follows:

	Year ended December 31,
(in thousands)	2019	2018
United States	$(64,610)	$(166,269)
Other than the United States	(59,837)	(389,532)
Loss before provision for income taxes	$(124,447)	$(555,801)

The provision for income taxes consisted of:

	Year ended December 31,
(in thousands)	2019	2018
Current:
United States - federal	$534	$1,817
United States - state and local	454	(276)
Other than the United States	3,705	3,339
Total current	4,693	4,880
Deferred:
United States - federal	(257)	84,203
United States - state and local	—	10,020
Other than the United States	850	3,121
Total deferred provision	593	97,344
Provision for income taxes	$5,286	$102,224

The following is a reconciliation of the United States statutory federal tax rate to the consolidated effective tax rate:

	Year ended December 31,
(in thousands)	2019	2018
United States federal statutory rate	21.0%	21.0%
State and local income taxes	(2.6)	0.5
Foreign rate differential	(1.6)	(0.3)
Deferred taxes - change in tax rate	(7.9)	0.4
Non-deductible (non-taxable) items	(7.7)	(0.6)
Tax credits	(0.1)	(0.7)
Valuation allowances	(45.2)	(67.5)
Goodwill impairment	—	(1.4)
Luxembourg impairment of investments	52.9	32.3
Accrual adjustments	(0.1)	—
Disallowed interest deductions	(4.5)	—
Return to provision and prior year true-up	(7.9)	—
Other	(0.5)	(2.1)
Effective tax rate	(4.2)%	(18.4)%

We have tax effected foreign net operating loss carryforwards ("NOLs") of $364.1 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOLs, $216 million do not expire and will be available indefinitely. The remaining foreign NOLs begin to expire in 2020.

At December 31, 2019, we have a tax effected U.S. federal net operating loss of $22.8 million. Of this United States federal net operating loss, $18.9 million will begin to expire in 2031 and the balance has an unlimited life. At December 31, 2019, we have foreign tax credit carryovers of $2.5 million. At December 31, 2019, we have tax effected state net operating loss benefits of $21.2 million available to offset future taxable income in various states. Our state net operating loss carryforwards begin to expire in the year 2020.

All deferred tax assets, to the extent not supported by reversing taxable temporary differences, have also been fully offset by valuation allowances as of December 31, 2019.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $304 million at December 31, 2019. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings. Withholding taxes of approximately $3 million would be payable upon remittance of all previously unremitted earnings at December 31, 2019.

Sections 382 and 383 of the Internal Revenue Code ("Code") limits for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under Code Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions described in Note 19. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected). The Company is currently in the process of refining and finalizing these calculations. The Company maintains a full valuation allowance on its U.S. net deferred tax assets, including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

New United States Tax Act

The United States Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to the United States income tax law. Beginning in 2018, the Tax Act reduced the United States statutory corporate income tax rate from 35% to 21% and created a modified territorial system that will generally allow United States companies a full dividend received deduction for any future dividends from non-U.S. subsidiaries. In addition to the tax rate reduction and changes to the territorial nature of the U.S. tax system, the Tax Act introduced a new limitation on interest deductions, a Foreign Derived Intangible Income (“FDII”) and new minimum tax on foreign sourced income, Global Low Taxed Intangible Income (“GILTI”). The Company will account for GILTI as a period cost in the year the tax is incurred. In 2019, we did not report any FDII benefit or GILTI taxes but did incur an interest limitation of approximately $60.5 million. This disallowed interest expense will be available for carryforward and is not subject to expiration but can only be used in a future year when the net interest expense for that period (including carryforward amounts) exceeds the relevant annual limitation.

NOTE 23 – CONTINGENCIES

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

Following denial of defendants’ motion to dismiss the Stockholder Litigation and a period of additional discovery, the parties reached an agreement in principle to settle the Stockholder Litigation at mediation on April 16, 2019. The agreement required defendants to pay or cause to be paid $19.5 million into a settlement fund. Following the Court’s preliminary approval of the settlement, the $19.5 million payment was made by certain of our insurance carriers. The Court held a hearing to consider final approval of the settlement on December 16, 2019 and entered its final order approving the settlement on December 20, 2019.

The Stockholder Litigation is fully resolved as of January 31, 2020.

Derivative Litigation

On February 16, 2018 and February 22, 2018, the Company and certain of its present and former officers and directors were named as defendants in three separate but substantially similar derivative lawsuits filed in the United States District Court for the District of Delaware (the "Federal Court Derivative Litigation"). On April 23, 2018, the United States District Court for the District of Delaware entered an order consolidating the related derivative actions and designating co-lead and co-liaison counsel. On June 1, 2018, plaintiffs filed a consolidated derivative complaint. Plaintiffs asserted a variety of claims against the defendants including alleged violations of the federal securities laws, waste, breach of fiduciary duties and unjust enrichment. Plaintiffs, who purport to be current stockholders of the Company's common stock, sued on behalf of the Company to recover costs and an unspecified amount of damages, and to force the implementation of certain corporate governance changes. On June 28, 2018, the Federal Court Derivative Litigation was transferred to the United States District Court for the Western District of North Carolina, where the Stockholder Litigation was pending.

On November 14, 2018, the Company and certain of its present and former officers and directors were named as defendants in an additional shareholder derivative lawsuit filed in the North Carolina Superior Court (the "State Court Derivative Litigation"). The complaint in that action covered the same period and contained allegations substantially similar to those asserted in the Federal Court Derivative Litigation.

At a mediation held on April 17, 2019, the parties to the Federal Court and State Court Derivative Litigations reached an agreement in principle to resolve these cases based on certain corporate governance changes that the Company has already implemented or was willing to implement in the future and payment by certain of the Company's insurance carriers of $1 million in attorneys' fees and expenses to plaintiffs' counsel.  There was no other monetary payment associated with this settlement. Following the Court’s preliminary approval of the settlement, the $1 million payment was made by one of our insurance carriers. The Court entered a final order approving the settlement on December 20, 2019.

The Federal Court Derivative Litigation and State Court Derivative Litigation are fully resolved as of January 31, 2020.

Litigation Relating to the Equitization Transactions

On May 28, 2019, a putative class action complaint was filed against the Board in the Court of Chancery of the State of Delaware. The complaint is captioned Price v. Avril, et al., C.A. No. 2019-0393-JRS (Del. Ch.) (the “Delaware Court of Chancery Litigation”). The complaint asserted, among other things, that the Board breached their fiduciary duties by failing to disclose all material information necessary for a fully-informed vote on certain of the proposals presented for consideration at the annual meeting of the Company's stockholders. The plaintiff also filed a motion to preliminarily enjoin the stockholder vote on the proposals unless and until all material information regarding the proposals was disclosed to the Company’s stockholders. The plaintiff withdrew her motion to preliminarily enjoin the stockholder vote on the proposals following the Company’s issuance of a supplemental proxy statement on June 6, 2019. The Court granted the plaintiff's request to voluntarily dismiss this action with prejudice on July 31, 2019 and retained jurisdiction solely for the purpose of adjudicating an anticipated application for attorneys' fees and expenses incurred by plaintiff's counsel. Thereafter, following a period of negotiations, the Company, and not its insurance carriers, paid $0.4 million in October 2019 in attorneys’ fees and expenses to plaintiff’s counsel in connection with the mooted disclosure claims asserted in the action without admitting any fault or wrongdoing. On October 16, 2019, the Court entered an order closing the case. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

In addition, on June 3, 2019, a second putative class action complaint was filed against the Company, the Board and Mr. Young in the United States District Court for the District of Delaware. The complaint is captioned Kent v. Babcock & Wilcox Enterprises, Inc., et. al., No. 1:19-cv-01032-MN (D. Del.) (the “District of Delaware Litigation”). The complaint asserted, among other things, claims under Sections 14(a) and 20(a) of the Exchange Act for allegedly disseminating a materially incomplete and misleading proxy statement in connection with the Equitization Transactions, which was filed with the SEC on May 13, 2019. The complaint sought an order rescinding the Equitization Transactions or, in the alternative, awarding monetary damages as well as other relief. On September 19, 2019, the Kent action was voluntarily dismissed as to the named plaintiff only. On October 7, 2019, the Company agreed to pay Kent’s counsel attorneys' fees and costs of $0.1 million in connection with the mooted disclosure claims asserted in the action without admitting any fault or wrongdoing. The Company, and not its insurance carriers, subsequently made the $0.1 million payment to Kent’s counsel.

The Delaware Court of Chancery Litigation and District of Delaware Litigation are fully resolved as of January 31, 2020.

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. We are evaluating Glatfelter’s claims as well as potential counter claims against Glatfelter and intend to vigorously defend against the action. However, given the preliminary stage of the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

SEC Investigation

The U.S. SEC is conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's Vølund and Other Renewable segment from 2015-2019. The SEC has served multiple subpoenas on the Company for documents. The Company is cooperating with the SEC related to the subpoena and investigation. The Company is still in the process of producing documents to the SEC. In addition, the SEC has taken testimony from past and current officers and directors and has requested additional testimony from present and former employees. It is reasonably possible that the SEC may bring one or more claims against the Company and certain individuals. Due to the stage of the investigation, we are unable to estimate the amount of loss or range of potential loss of any claim. However, there can be no assurance that such claims will not have a material impact on the Company.

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

NOTE 24 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the year ended December 31, 2019 and 2018 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on investments (net of tax)	Net unrealized gain (loss) on derivative instruments	Net unrecognized gain (loss) related to benefit plans (net of tax)	Total
Balance at December 31, 2017	$(27,837)	$38	$1,737	$3,633	$(22,429)
ASU 2016-1 cumulative adjustment (1)	—	(38)	—	—	(38)
Other comprehensive income (loss) before reclassifications	16,452	—	890	(22)	17,320
Reclassified from AOCI to net income (loss)	551	—	(1,265)	(2,740)	(3,454)
Amounts reclassified from AOCI to pension, other accumulated postretirement benefit liabilities and deferred income taxes (2)	—	—	—	(2,831)	(2,831)
Net other comprehensive income (loss)	17,003	(38)	(375)	(5,593)	10,997
Balance at December 31, 2018	$(10,834)	$—	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	13,401	—	(1,367)	—	12,034
Reclassified from AOCI to net income (loss)	3,176	—	202	(1,857)	1,521
Amounts reclassified from AOCI to advanced billings on contracts (3)	—	—	(197)	—	(197)
Net other comprehensive income (loss)	16,577	—	(1,362)	(1,857)	13,358
Balance at December 31, 2019	$5,743	$—	$—	$(3,817)	$1,926
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
(2) Includes the reclassification of the unamortized balance of the curtailment gain, net of tax as described in Note 13.
(3) The unrealized FX gain balance was transferred to advanced billings on contracts on our Consolidated Balance Sheets during the third quarter of 2019 and is expected to be recognized over time as the related projects are completed.

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2019	2018
Release of currency translation gain with the sale of equity method investment and the sale of business	Equity in income and impairment of investees	$—	$(551)
	Loss on sale of business	(3,176)	—
	Net loss	$(3,176)	$(551)

Derivative financial instruments	Revenues		$1,638
	Cost of operations	—	(15)
	Other – net	(202)	—
	Total before tax	(202)	1,623
	Provision for income taxes	—	358
	Net (loss) income	$(202)	$1,265

Amortization of prior service cost on benefit obligations	Benefit plans, net	$1,857	$3,002
	Provision for income taxes	—	262
	Net income	$1,857	$2,740

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

(in thousands)
Available-for-sale securities	December 31, 2019	Level 1	Level 2
Corporate notes and bonds	$8,310	$8,310	$—
Mutual funds	587	—	587
United States Government and agency securities	3,868	3,868	—
Total fair value of available-for-sale securities	$12,765	$12,178	$587

(in thousands)
Available-for-sale securities	December 31, 2018	Level 1	Level 2
Corporate notes and bonds	$13,028	$13,028	$—
Mutual funds	1,283	—	1,283
United States Government and agency securities	1,437	1,437	—
Total fair value of available-for-sale securities	$15,748	$14,465	$1,283

(in thousands)
Derivatives	December 31, 2019	December 31, 2018
Forward contracts to purchase/sell foreign currencies	$—	$546

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of December 31, 2019, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2019 and December 31, 2018.

•	Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

Non-Recurring Fair Value Measurements

The measurement of the net actuarial gain or loss associated with our pension and other postretirement plans was determined using unobservable inputs (see Note 13). These inputs included the estimated discount rate, expected return on plan assets and other actuarial inputs associated with the plan participants.

Our annual goodwill impairment test required significant fair value measurements using unobservable inputs (see Note 8). The fair values of the reporting units were based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

Property, plant and equipment and definite-lived intangible asset amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 12 and Note 7).

NOTE 26 – RELATED PARTY TRANSACTIONS

The Letter Agreement described in Note 19 between B. Riley, Vintage and the Company included agreement to negotiate one or more agreements that provide B. Riley and Vintage with certain governance rights, including (i) the right for B. Riley and Vintage to each nominate up to three individuals to serve on our board of directors, subject to certain continued lending and equity ownership thresholds and (ii) pre-emptive rights permitting B. Riley to participate in future issuances of our equity securities. The size of our board of directors is currently expected to remain at seven directors, unless reduced in connection with the Refinancing described in Note 14. On April 30, 2019, the Company entered into an Investor Rights Agreement with B. Riley and Vintage providing the governance rights contemplated by the Letter Agreement. The Company also entered into a Registration Rights Agreement with B. Riley and Vintage on April 30, 2019 providing each with certain customary registration rights for the shares of our common stock that they hold.

Transactions with B. Riley

B. Riley became the beneficial owner of greater than five percent of our common stock in May 2018, upon completion of the 2018 Rights Offering described in Note 18. Based on its Schedule 13D filings, B. Riley beneficially owns 17.9% of our outstanding common stock, inclusive of the warrants further described in Note 16, as of December 31, 2019.

B. Riley is party to the Last Out Term Loans as described in Note 15 and Note 19 and was a party to the Equitization Transactions described in Note 19, which included providing the Backstop Commitment to the 2019 Rights Offering described in Note 18 and Note 19 and receiving warrants as described in Note 16 and Note 19. B. Riley is also party to the Backstop Commitment Letter where it has agreed to fund any shortfall in the Refinancing as described in Note 14.

We entered an agreement with BPRI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BPRI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC for Mr. Young's performance and services. In December 2018, we granted a total of 840 thousand stock appreciation rights, the Non-employee SARs, to BRPI Executive Consulting, LLC. The Non-employee SARs expire ten years after the grant date and vest 100% upon completion after the required years of service. Upon vesting, the Non-employee SARs may be exercised within ten business days following the end of any calendar quarter during which the volume weighted average share price is greater than the per share price goal of $22.50 for 510 thousand of the Non-employee SARS and $25.00 for the remaining 330 thousand of Non-employee SARS. Upon exercise of the Non-employee SARs, the holder receives a cash-settled payment equal to the number of Non-employee SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the Non-employee SARs base price of $20.00 per stock appreciation right. Non-employee SARs are issued under a Non-employee SARs agreement.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $12.4 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 33.9% of our outstanding common stock as of December 31, 2019.

Vintage was a party to Tranche A-1 of the Last Out Term Loans as described in Note 15 and Note 19 and was a party to the Equitization Transactions described in Note 19, which included participation in the 2019 Rights Offering described in Note 18 and Note 19 and conversion of Tranche A-1 of the Last Out Term Loans in the Debt Exchange as described in Note 15 and Note 19. Prior to the Debt Exchange, $6.0 million of Tranche A-1 had been transferred or sold to affiliates of B. Riley and the remainder was held by Vintage.

On April 10, 2018, the Company and Vintage entered into an equity commitment agreement (the "Equity Commitment Agreement"), which amended and restated in its entirety the prior letter agreement, dated as of March 1, 2018, between the Company and Vintage, pursuant to which Vintage agreed to backstop the 2018 Rights Offering for the purpose of providing at least $245 million of new capital.

On July 23, 2019, concurrent with the completion of the 2019 Rights Offering, described in Note 18 and Note 19, the Tranche A-1 principal and paid-in-kind interest totaling $38.2 million was exchanged for 12.7 million of our common shares of which 10.7 million of common shares were issued to Vintage, a related party, and the remainder were issued to B.Riley, also a related party, described above.

NOTE 27 – ASSETS HELD FOR SALE AND DIVESTITURES

Assets Held for Sale

In December 2019, we determined that a small business within the Babcock & Wilcox segment met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. At December 31, 2019, the carrying value of the assets held for sale approximated the estimated fair value less costs to sell, therefore an impairment charge was not recorded. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The sale is expected to close in the first half of 2020.

The following table summarizes the carrying value of the assets and liabilities held for sale at December 31, 2019:

(in thousands)	December 31, 2019
Accounts receivable – trade, net	$5,472
Accounts receivable – other	147
Contracts in progress	586
Inventories	1,555
Other current assets	329
Current assets held for sale	8,089

Net property, plant and equipment	6,534
Intangible assets	725
Right-of-use-asset	63
Non-current assets held for sale	7,322

Total assets held for sale	$15,411

Accounts payable	$7,898
Accrued employee benefits	430
Advance billings on contracts	227
Accrued warranty expense	515
Operating lease liabilities	6
Other accrued liabilities	462
Current liabilities held for sale	9,538

Non-current liabilities held for sale	—

Total liabilities held for sale	$9,538

Divestitures

Effective May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH for €10.0 million (approximately $11.4 million), subject to adjustment. We received $7.4 million in cash and recognized a $3.6 million pre-tax loss on sale of this business in 2019, net of $0.7 million in transaction costs. Proceeds from the transaction were primarily used to reduce outstanding balances under our U.S. Revolving Credit Facility. Through the sale, we were also able to release performance letters of credit totaling $8.5 million, which improved our borrowing capacity. Prior to the divestiture, Loibl was part of the Vølund & Other Renewable segment and had revenues of approximately $30 million for the year ended December 31, 2018.

On September 17, 2018, we sold all of the issued and outstanding capital stock of PBRRC, a subsidiary that held two operations and maintenance contracts for waste-to-energy facilities in West Palm Beach, Florida, to Covanta Pasco, Inc., a wholly owned subsidiary of Covanta Holding Company for $45 million, subject to adjustment. We received $38.8 million in cash and $4.9 million that was deposited in escrow pending final settlement of working capital and other customary matters. We received $0.2 million that was released from escrow for the year ended December 31, 2019. We recognized a $39.8 million pre-tax gain on sale of this business in 2018, net of $0.8 million of transaction costs. PBRRC was formerly part of the Vølund & Other Renewable segment and represented most of the operations and maintenance revenue for the year ended December 31, 2018.

Divestitures - Subsequent Events

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

NOTE 28 – DISCONTINUED OPERATIONS

On October 5, 2018, we sold all of the capital stock of our MEGTEC and Universal businesses to Dürr Inc., a wholly owned subsidiary of Dürr AG ("Dürr"), pursuant to a stock purchase agreement executed on June 5, 2018 for $130.0 million, subject to adjustment. We received $112.0 million in cash, net of $22.5 million in cash sold with the businesses, and $7.7 million, which was deposited in escrow pending final settlement of working capital and other customary matters. We primarily used proceeds from the transaction to reduce outstanding balances under our U.S. Revolving Credit Facility and for working capital purposes. During the quarter ended June 30, 2019, we received $1.5 million that was released from escrow. For the year ended December 31, 2019, $0.7 million of pretax income from discontinued operations was recognized primarily for the release of an accrued liability. On July 1, 2019, $2.7 million was released from escrow to Dürr. The remaining escrow matters are expected to be resolved within 18 months from the closing date.

Beginning June 30, 2018, the MEGTEC and Universal businesses are classified as discontinued operations because the disposal represents a strategic shift that had a major effect on our operations; they were previously included in our Industrial segment, which has been renamed the SPIG segment because SPIG is the remaining business of the former Industrial segment. We recorded a $72.3 million non-cash impairment charge in June 2018 to reduce the carrying value of the MEGTEC and Universal businesses to the fair value, less an amount of estimated sale costs; the non-cash impairment charge is included in (loss) income from discontinued operations, net of tax in our Consolidated Statements of Operations and is presented below as goodwill impairment.

The following table presents selected financial information regarding the discontinued operations of our former MEGTEC and Universal businesses included in the Consolidated Statements of Operations:

(in thousands)	Year ended December 31, 2018
Revenue	$170,908
Cost of operations	134,057
Selling, general and administrative	26,596
Goodwill impairment	72,309
Research and development	1,224
Gain on asset disposals	(1,991)
Operating loss	(61,287)
Loss on sale of business	(5,521)
Income tax benefit	(233)
Net loss	(66,832)

The significant components of discontinued operations of our former MEGTEC and Universal businesses included in our Consolidated Statements of Cash Flows are as follows:

(in thousands)	Year ended December 31, 2018
Depreciation and amortization	$3,482
Goodwill impairment	72,309
Gain on asset disposals	(1,991)
Loss on sales of business	5,521
Benefit from deferred income taxes	(944)
Purchase of property, plant and equipment	(77)

NOTE 29 – NEW ACCOUNTING STANDARDS

New accounting standards not yet adopted that could affect our Consolidated Financial Statements in the future are summarized as follows:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing exceptions related to the incremental approach for intra-period tax allocation, certain deferred tax liabilities, and the general methodology for calculating income taxes in an interim period. The amendment also provides simplification related to accounting for franchise (or similar) tax, evaluating the tax basis step up of goodwill, allocation of consolidated current and deferred tax expense, reflection of the impact of enacted tax law or rate changes in annual effective tax rate calculations in the interim period that includes enactment date, and other minor codification improvements. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods in which financial statements have not yet been issued. We are currently evaluating the impact of the standard on our financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (CECL) model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade receivables, contracts in progress, and potentially our impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of both standards on our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

On August 8, 2019, our former Vice President, Controller and Chief Accounting Officer, Daniel W. Hoehn, resigned from the Company, at which time Louis Salamone, the Company’s Chief Financial Officer, assumed the additional role of the Company’s Chief Accounting Officer.

Beginning January 1, 2019, we implemented ASU 2016-02, Leases (Topic 842). Although adoption of the lease standard had an immaterial impact on our results of operations, it materially impacted our Consolidated Balance Sheets. Therefore, we implemented changes to our processes related to our accounting for leases and the related control activities. These changes included implementing new lease software and training.

There were no other changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment to Credit Agreement

On March 27, 2020, we entered into Amendment No. 21 to the Credit Agreement, dated May 11, 2015 with Bank of America, N.A., as administrative agent and lender, and the other lenders party thereto.  Amendment No. 21 modifies the delivery requirements with respect to the Consolidated Financial Statements included in this annual report to allow for the inclusion of disclosure about the substantial doubt regarding our ability to continuing operation as a going concern as part of the notes to the Consolidated Financial Statements and in the associated opinion of our independent registered public accounting firm. Certain of our lenders, as well as certain of their respective affiliates, have performed and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses. Certain term loan lenders under the Amended Credit Agreement are also significant shareholders of our company and are party to various agreements with us pursuant to which they have various rights with regard to their shareholdings and our governance, as we have previously disclosed in our public reports.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for our 2020 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement for our 2020 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance –Board of Directors and Its Committees" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2020, are as follows:

Name	Age	Position
Kenneth Young	56	Chief Executive Officer
Louis Salamone	73	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Robert M. Caruso	57	Chief Implementation Officer
Henry E. Bartoli	73	Chief Strategy Officer
John J. Dziewisz	54	Senior Vice President and Corporate Secretary
Jimmy B. Morgan	51	Senior Vice President, Babcock & Wilcox

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

Louis Salamone has served as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer since August 2019. Before that, Mr. Salamone served as our Chief Financial Officer since February 2019. Prior to that, Mr. Salamone served as the Company's Executive Vice President of Finance since November 2018. Mr. Salamone also serves as an advisor to MDx Diagnostics, LLC, a provider of medical devices, since December 2017. From April 2013 until December 2017, Mr. Salamone served as Chief Financial Officer of CityMD, an urgent care provider. Prior to joining CityMD, Mr. Salamone was Vice President and Chief Financial Officer of OpenPeak Inc., a provider of mobile cybersecurity solutions, from April 2009 until March 2013, and Executive Vice President and Chief Financial Officer of LCC, from June 2006 until April 2009.

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

John J. Dziewisz has served as our Senior Vice President and Corporate Secretary since February 1, 2020. He also serves as the Company’s Chief Compliance Officer and the General Counsel of The Babcock & Wilcox Company. Previously, Mr. Dziewisz served as our Vice President, Assistant General Counsel & Chief Compliance Officer from January 2019 to February 2020. From June 2013 until January 2019, Mr. Dziewisz served as Assistant General Counsel, Operations & Intellectual Property. From June 2005 until June 2013, Mr. Dziewisz served as Managing Attorney with the Company. Mr. Dziewisz joined the Company in 1997.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2019:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	2,472
Weighted-average exercise price of outstanding options and rights	$22.49
Number of securities remaining available for future issuance	97

The other information required by this item is incorporated by reference to the material appearing under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance – Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material appearing under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2020" in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits

2.1*
Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.2
Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.3
Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.4
Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.5
Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.6
Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.7
Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.8†
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019).

10.9†
Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.10†
Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.11†
Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.12†
Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.13
Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.14
Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.15
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.16
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.17
Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.18†
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.19†
Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.20†
Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.21†
Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.22†
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.23
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.24
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.25†
Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.26†
Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.27
Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.28†
Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.29†
Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.30†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli, as amended.

10.31†
Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.32
Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.33
Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876)).

10.34
Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

10.35
Amendment No. 3 dated August 9, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.36
Amendment No. 4 dated September 30, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.37
Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876)).

10.38
Amendment No. 6 dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876)).

10.39
Consent and Amendment No. 7 dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.40
Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876)).

10.41
Amendment No. 9 dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.42
Amendment No. 10 dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.43
Amendment No. 11 dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.44
Amendment No. 12 dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.45
Amendment No. 13 dated December 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.47 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.46
Amendment No. 14 dated January 15, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.48 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.47‡
Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.53 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.48‡
Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876)).

10.49‡
Amendment No. 17, dated August 7, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.50‡
Amendment No. 18, dated December 31, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.51‡
Amendment No. 19, dated January 17, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.52‡
Amendment No. 20, dated January 31, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.53
Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.54
Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.55†
Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.56	First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan.

10.57
Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.58‡
Amendment No. 21, dated March 27, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$21,392	$11,591
Charges to costs and expenses	1,689	8,208
Deductions	(371)	(585)
Currency translation adjustments and other	2,361	$2,178
Balance at end of period	$25,071	$21,392

Deferred Tax Assets Valuation Allowance

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$483,967	$108,105
Charges to costs and expenses	56,254	375,408
Charges to other accounts	(430)	454
Balance at end of period	$539,791	$483,967

Inventory Reserves

	Year ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$15,529	$13,328
Charges to costs and expenses	72	1,809
Deductions	(141)	(1,010)
Held for sale	(1,384)	—
Currency translation adjustments and other	89	1,402
Balance at end of period	$14,165	$15,529

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 30, 2020	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Louis Salamone	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Louis Salamone

/s/ Matthew E. Avril	Director
Matthew E. Avril

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Cynthia S. Dubin	Director
Cynthia S. Dubin

/s/ Alan Howe	Director
Alan Howe

/s/ Brian R. Kahn	Director
Brian R. Kahn

/s/ Bryant Riley	Director
Bryant Riley

/s/ Kenneth Siegel	Director
Kenneth Siegel

March 30, 2020