Form 10-K/A
period 2019-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2020-04-28
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

(Mark One)
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 EAST MARKET STREET, SUITE 650 AKRON, OHIO	44305
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (330) 753-4511

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Babcock & Wilcox Enterprises, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2020 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.
Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10‑K and our other filings with the SEC.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The Company’s Board of Directors (the “Board”) currently includes six highly qualified directors with skills aligned to our business and strategy who bring significant value and diversity to the Company. The Board is currently comprised of the following members:

NAME	CLASS	YEAR TERM EXPIRES
Matthew E. Avril	Class II	2020
Alan B. Howe	Class II	2020
Brian R. Kahn	Class III	2021
Bryant R. Riley	Class III	2021
Cynthia S. Dubin	Class I	2022
Kenneth M. Siegel	Class I	2022
The Board currently consists of three classes of directors with each director serving a staggered three-year term. The Class I directors are Cynthia S. Dubin and Kenneth Siegel. The Class II directors are Matthew E. Avril and Alan B. Howe. The Class III directors are Brian R. Kahn and Bryant R. Riley.
Matthew E. Avril, an independent director, currently serves as Chairman of the Board. Because the Chairman is an independent director, the Board expects that it would not designate another director as Lead Independent Director.
The following section provides information with respect to each of our directors. It includes the specific experience, qualifications and skills considered by the Governance Committee and the Board in assessing the appropriateness of the person to serve as a director (ages are as of May 1, 2020).
Matthew E. Avril, 59 has served on the Board since 2018. Mr. Avril is a member of the strategic advisory board of Vintage Capital Management, LLC, a private-equity investment organization specializing in the defense, manufacturing and consumer sectors. From November 2016 to March 2017, he served as Chief Executive Officer of Diamond Resorts International, Inc. Previously, he was Chief Executive Officer-elect for Vistana Signature Experiences, Inc., from February to November 2015, after his retirement as President, Hotel Group, for Starwood Hotels & Resorts Worldwide, Inc. – a position he held from 2008 to 2012. Before that, from 2002 to 2008, he served in a number of executive leadership positions with Starwood, and from 1989 to 1998, held various senior leadership positions with Vistana. Mr. Avril has also served as a director of Franchise Group, Inc. (NASDAQ: FRG, formerly Liberty Tax, Inc.) since September 2018.
Mr. Avril is a Certified Public Accountant (inactive status), and his knowledge of accounting and finance makes him a valuable member of the Board.
Alan B. Howe, 58, has served as a co-founder and the Managing Partner of Broadband Initiatives LLC, a boutique corporate advisory and strategic consulting firm, since 2001. Previously, he held various executive management positions at Covad Communications, Inc., Teletrac, Inc., Sprint PCS and Manufacturers Hanover Trust Company. Mr. Howe is an experienced public company director. He currently serves as a director of Sonim Technologies (NASDAQ: SONM), Orion Energy (NASDAQ: OESX), and Resonant Inc. (NASDAQ: RESN), and the Chairman of the Board of Data I/O Corporation (NASDAQ: DAIO). Mr. Howe received a Masters of Business Administration from the Kelley Business School at Indiana University and a Bachelors of Science – Business Administration and Marketing from the Gies School of Business at the University of Illinois.
Mr. Howe brings to the Board extensive business development and financial expertise. His CEO, CFO, board level and Chairman experience makes him a valuable member of the Board.
Brian R. Kahn, 46, has served as the Chief Executive Officer of Franchise Group, Inc. (NASDAQ: FRG, formerly Liberty Tax, Inc.) since October 2, 2019 and a member of its Board of Directors since September 2018. Mr. Kahn founded and has served as the investment manager of Vintage and its predecessor, Kahn Capital Management, LLC, since 1998. Vintage is a value-oriented, operations-focused, private and public equity investor specializing in the consumer, aerospace and defense, and manufacturing sectors. Since 2012, Mr. Kahn has served as Chairman of the

Board of Buddy’s Newco LLC, an operator and franchisor of rent-to-own stores under the banners of Buddy’s Home Furnishings, Flexi Compras Corp., and Good-to-Go Wheels and Tires. Previously, Mr. Kahn was the Chairman of the board of directors of API Technologies Corporation from 2011 until 2016 and White Electronic Designs Corporation from 2009 until 2010. Mr. Kahn has also served as a director of Aaron’s, Inc., a leader in the sales and lease ownership and specialty retailing of residential furniture, consumer electronics, home appliances and accessories from 2014 until 2015 and Integral Systems, Inc., a provider of products, systems and services for satellite command and control, telemetry and digital signal processing, data communications, enterprise network management and communications information assurance, from 2011 to 2012. Mr. Kahn brings to the Board extensive management and consumer finance expertise, as well as public company experience. Mr. Kahn received a B.A. from Harvard University.
Mr. Kahn’s extensive experience as a director across multiple industries makes him a valuable member of the Board.
Bryant R. Riley, 53, has served as Chairman and Co-Chief Executive Officer of B. Riley Financial, Inc. (NASDAQ: RILY), a leader in providing a diverse suite of financial services and solutions for public and private companies as well as high net worth individuals, since June 2014 and July 2018 respectively, and as a director since August 2009. Additionally, Mr. Riley has served as Chief Executive Officer of B. Riley Capital Management, LLC, an SEC registered investment advisor since 2014, as Executive Officer of B. Riley FBR, Inc., a FINRA broker dealer, since 2018, and as Chairman of B. Riley Principal Merger Corp. (NYSE: BRPM) since April 2019.
Previously, Mr. Riley served as the Co-Chief Executive Officer of B. Riley FBR, Inc. (formerly FBR Capital Markets & Co., LLC) from July 2017 to July 2018, the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and served as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006. Mr. Riley has served as Director of Franchise Group, Inc. (NASDAQ: FRG, formerly Liberty Tax, Inc.) since September 2018, and Select Interior Concepts, Inc. (NASDAQ: SIC) since November 2019. He also previously served as Chairman of DDi Corp from May 2007 to May 2012 and Chairman of Lightbridge Communications Corporation from October 2009 to October 2015. He also previously served on the boards of Cadiz Inc. from April 2013 to June 2014, Strasbaugh from July 2010 to August 2013, and STR Holdings, Inc. from March 2014 to August 2014.
Mr. Riley’s experience and expertise in the investment banking industry and extensive experience serving on other public company boards makes him a valuable member of the Board.
Cynthia S. Dubin, 58, has served on the Board since 2015. Ms. Dubin has served as non-executive director and member of the Audit and Risk Assurance Committee of the UK Competition and Markets Authority since February 2019. She is also a director and member of the Audit Committee of Nasdaq-listed Hurco Companies, Inc. having been appointed in March 2019. Prior to this she was Chief Financial Officer of Pivot Power, a developer and operator of large battery storage projects, from August 2018 to February 2019. From November 2011 through January 2016, Ms. Dubin served as Finance Director of JKX Oil & Gas plc, a publicly held oil and gas exploration, development and production company. Prior to joining JKX Oil & Gas plc, she co-founded and served as Chief Financial Officer of Canamens Energy Limited, an oil and gas exploration and production company focused on the Caspian, North Africa, Middle East and North Sea regions, from 2006 to 2011. Prior to joining Canamens Energy Limited, Ms. Dubin served as Vice President and Finance Director, Europe, Middle East and Africa Division for Edison Mission Energy, a U.S. owned electric power generator which developed, acquired, financed, owned and operated reliable and efficient power systems. Ms. Dubin started her career at The Bank of New York and Mitsubishi Bank advising on and lending to large energy projects.
With more than 30 years of experience in the energy sector combined with her financial expertise and her international leadership experience, Ms. Dubin is a valuable member of the Board.
Kenneth Siegel, 64, has served as CEO of SenesTech, Inc. (NASDAQ: SNES), a life sciences company since May 2019 and a member of its Board of Directors since February 2019. Prior to joining SenesTech, Inc., Mr. Siegel served as President of Diamond Resorts International, Inc. from November 2000 to October 2016, he was Chief Administrative Officer and General Counsel of Starwood Hotels & Resorts where he played a pivotal role in its emergence as an industry leader prior to its acquisition by Marriott International, Inc. in 2016. Prior to joining Starwood, Mr. Siegel spent four years as the Senior Vice President and General Counsel of Cognizant Corporation and its successor companies. He has also served as a partner at several law firms.
Mr. Siegel's extensive legal and executive experience makes him a valuable member of the Board.

Vintage and B. Riley Investor Rights Agreement
On January 3, 2018, we entered into an agreement with Vintage Capital Management, LLC (together with its affiliates, “Vintage”) and certain related parties, pursuant to which we agreed, among other things, to add Henry E. Bartoli, Matthew E. Avril and Brian R. Kahn to the Board to serve as Class I, Class II and Class III directors, respectively. This agreement expired pursuant to its terms in 2019.
On April 30, 2019, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Vintage and B. Riley Financial, Inc. (together with its affiliates, “B. Riley”). As part of the Investor Rights Agreement, we agreed to appoint three directors nominated by each of Vintage and B. Riley to the Board, with the size of the full Board to remain at seven directors. Matthew E. Avril and Kenneth Siegel have been nominated by Vintage to serve as directors pursuant to the Investor Rights Agreement. Vintage also nominated Henry E. Bartoli to serve as a director pursuant to the Investor Rights Agreement prior to Mr. Bartoli's resignation from the Board on April 23, 2020. Alan B. Howe, Brian R. Kahn and Bryant R. Riley have been nominated by B. Riley to serve as directors pursuant to the Investor Rights Agreement.
Pursuant to the Investor Rights Agreement, each of Vintage and B. Riley will retain their right to nominate directors to serve on the Board so long as they continue to meet certain quantitative thresholds with regard to the amount of our common stock and debt they beneficially own. B. Riley’s contractual rights to nominate directors will continue with respect to:

1.
three Board members, for so long as B. Riley beneficially owns at least 75% of our common stock that it beneficially owned as of July 24, 2019 (the “Closing B. Riley Stock Ownership”) and at least 75% of the Tranche A-2 Term Loan and Tranche A-3 Term Loan, combined, that it beneficially owned as of July 24, 2019 (the “Closing Loan Ownership”);

2.
two Board members, after the first time that B. Riley beneficially owns less than 75% of the Closing B. Riley Stock Ownership or less than 75% of the Closing Loan Ownership, but for so long as B. Riley continues to beneficially own at least 50% of the Closing B. Riley Stock Ownership and at least 50% of the Closing Loan Ownership; and

3.	one Board member, after the first time that B. Riley beneficially owns less than 50% of the Closing B. Riley Stock Ownership or less than 50% of the Closing Loan Ownership;
Vintage’s contractual rights to nominate directors will continue with respect to:

1.	three Board members, for so long as Vintage beneficially owns 75% of our common stock that it beneficially owned as of May 8, 2019 (the “Closing Vintage Stock Ownership”);

2.
two Board members, after the first time that Vintage beneficially owns less than 75% of the Closing Vintage Stock Ownership but so long as Vintage continues to beneficially own at least 50% of the Closing Vintage Stock Ownership; and

3.	one Board member, after the first time that Vintage beneficially owns less than 50% of the Closing Vintage Stock Ownership;
In all instances, Vintage and B. Riley, respectively, must beneficially own at least 5% of the outstanding voting power of all of our common stock to retain their director nomination rights with regard to any directors.
The Investor Rights Agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. We also agreed as part of the Investor Rights Agreement to reimburse B. Riley and Vintage for all reasonable out-of-pocket costs and expenses they incurred, including fees for legal counsel, in the 2019 Rights Offering (as defined and described under “Certain Relationships and Related Transaction—Transactions with Vintage, B. Riley and Their Respective Affiliates”).

EXECUTIVE OFFICERS
Our executive officers and their ages as of May 1, 2020, are as follows:

NAME	AGE	POSITION
Henry E. Bartoli	73	Chief Strategy Officer
Robert M. Caruso	57	Chief Implementation Officer
John J. Dziewisz	54	Senior Vice President and Corporate Secretary
Jimmy B. Morgan	51	Senior Vice President, Babcock & Wilcox
Louis Salamone	73	Chief Financial Officer
Kenneth Young	56	Chief Executive Officer
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
Louis Salamone has served as our Chief Financial Officer since February 2019. Before that, Mr. Salamone served as the Company's Executive Vice President of Finance since November 2018. From December 2017 until July 2019, Mr. Salamone served as an advisor to MDx Diagnostics, LLC, a provider of medical devices. From April 2013 until December 2017, Mr. Salamone served as Chief Financial Officer of CityMD, an urgent care provider. Prior to joining CityMD, Mr. Salamone was Vice President and Chief Financial Officer of OpenPeak Inc., a provider of mobile cybersecurity solutions, from April 2009 until March 2013, and Executive Vice President and Chief Financial Officer of LCC, from June 2006 until April 2009.
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
DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC and the New York Stock Exchange (the “NYSE”). Directors, executive officers and more than 10% holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of those forms furnished to us, or written representations that no forms were required, we believe that, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our directors, executive officers and more than 10% beneficial owners were satisfied, other than late Form 4’s filed on behalf of Messrs. Bartoli, Morgan and Dziewisz for the vesting of certain RSUs in November 2019 with regard to Mr. Bartoli and March 2020 with regard to Messrs. Morgan and Dziewisz.
CORPORATE GOVERNANCE
Our corporate governance policies and structures provide the general framework for how we run our business. They demonstrate our commitment to ethical values, to strong and effective operations and to assuring continued growth and financial stability for our stockholders.
The corporate governance section on our website contains copies of our principal governance documents. It is found at www.babcock.com at “Investors—Corporate Governance” and contains the following documents:
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
Conflict Minerals Policy
Related Party Transactions Policy
Modern Slavery Transparency Statement
Board Function, Leadership Structure and Executive Sessions
The Board oversees, counsels and directs management in the long-term interest of us and our stockholders. The Board’s responsibilities include:

•	overseeing the conduct of our business and assessing our business and enterprise risks;

•	reviewing and approving our key financial objectives, strategic and operating plans, and other significant actions;

•	overseeing the processes for maintaining the integrity of our financial statements and other public disclosures, and our compliance with law and ethics;

•	evaluating CEO and senior management performance and determining executive compensation;

•	planning for CEO succession and monitoring management’s succession planning for other key executive officers; and

•	establishing our governance structure, including appropriate board composition and planning for board succession.
The Board does not have a policy requiring either that the positions of Chairman and Chief Executive Officer should be separate or that they should be occupied by the same individual. The Board believes that this issue is properly addressed as part of the succession planning process and that it is in our best interests for the Board to make a determination on these matters when it elects a new Chief Executive Officer or Chairman of the Board or at other times consideration is warranted by circumstances. We currently have separated the positions of Chief Executive Officer and Chairman, with Mr. Young serving as our Chief Executive Officer and Mr. Avril serving as our Chairman.
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
Because the Chairman is an independent director, the Board expects that it would not designate another director as Lead Independent Director. The Board believes that this leadership structure is appropriate for us at this time because it provides our Chairman with the readily available resources to manage the affairs of the Board. Our Chairman works closely and collaboratively with our Chief Executive Officer to ensure that the views of the Board are taken into account as management carries out the business of the Company. Our independent directors, led by our Chairman, have the opportunity to meet in executive session without management at the conclusion of each regularly scheduled Board meeting.
Director Nomination Process
Our Governance Committee is responsible for assessing the qualifications, skills and characteristics of candidates for election to the Board. The Board, after taking into account the assessment provided by our Governance Committee, is responsible for considering and recommending to stockholders the nominees for election as directors at each annual meeting. In making their assessments, the Governance Committee and the Board generally consider a number of factors, including each candidate’s:

•	professional and personal experiences and expertise in relation to (1) our businesses and industries, and (2) the experiences and expertise of other Board members;

•	integrity and ethics in his or her personal and professional life;

•	professional accomplishment in his or her field;

•	personal, financial or professional interests in any competitor, customer or supplier of ours;

•
preparedness to participate fully in Board activities and to devote sufficient time to carry out the duties as a director on the Board, including active membership on Board committees as requested and attendance at, and active participation in, meetings of the Board and the committee(s) of which he or she is a member, and a lack of other personal or professional commitments that would, in the Governance Committee’s sole judgment, interfere with or limit his or her ability to do so;

•	ability to contribute positively to the Board and any of its committees;

•	whether the candidate meets the independence requirements applicable to the Board and its committees established by the NYSE and the SEC;

•	whether the candidate meets our Corporate Governance Principles, including the independence requirements set forth therein; and

•
all other information deemed relevant in the Governance Committee’s and the Board’s, as applicable, business judgment impacting the candidate’s service as a member of the Board and any of its committees, including a candidate’s professional and educational background, reputation, industry knowledge and business experience.

While the Board does not have a specific policy regarding diversity among directors, both the Governance Committee and the Board recognize the benefits of a diverse board and believe that any evaluation of potential director candidates should consider diversity as to gender, racial and ethnic background, age, cultural background, education, viewpoint and personal and professional experiences.
Our Governance Committee takes these same factors into account when assessing the performance and skills of an incumbent director being nominated for re-election. In the case of an incumbent director being nominated for re-election to the Board, our Governance Committee also considers the incumbent director’s attendance at meetings, contributions to the Board and its committees during and in between regularly scheduled meetings (as well as part of any working groups formed to assist management with strategic or other priorities), the contributions of the incumbent director based on the Board’s self-evaluation processes described below and the benefits associated with the institutional knowledge derived from the incumbent director’s prior service on the Board.
To help ensure the ability to devote sufficient time to board matters, no director may serve on the board of more than three other public companies while continuing to serve on the Board, and no director that serves as an executive officer of the Company may serve on the board of more than one other public company while continuing to serve on the Board. The Board is authorized to grant exceptions to these rules on a case-by-case basis.
Our bylaws provide that (1) a person will not be nominated for election or re-election to the Board if such person will have attained the age of 75 prior to the date of election or re-election and (2) any director who attains the age of 75 during his or her term will be deemed to have resigned and retired at the first annual meeting following his or her attainment of the age of 75. Accordingly, a director nominee may stand for election if he or she has not attained the age of 75 prior to the date of election or re-election.
When the need for a new director arises (whether because of a newly created seat or vacancy), the Governance Committee and the Board proceed to identify a qualified candidate or candidates and to evaluate the qualifications of each candidate identified. Our Governance Committee and the Board generally solicit ideas for possible candidates from a number of sources — including members of the Board, our Chief Executive Officer and other senior-level executive officers, significant stockholders, individuals personally known to the members of the Board and independent director candidate search firms. Final candidates are generally interviewed by one or more members of our Governance Committee or other members of the Board before a decision is made. Messrs. Riley and Howe, who were appointed to the Board in April 2019, were recommended to the Board as directors pursuant to the Investor Rights Agreement with B. Riley.
In addition, any stockholder may nominate one or more persons for election as one of our directors at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our bylaws. Stockholder nominees are evaluated under the same standards as other candidates for board membership described above. In addition, in evaluating stockholder nominees, our Governance Committee and the Board may consider any other information they deem relevant, including (i) whether there are or will be any vacancies on the Board, (ii) the size of the nominating stockholder’s ownership of our debt and equity interests, (iii) the length of time such stockholder has owned such interest and (iv) any statements by the nominee or the stockholder regarding proposed changes in our operation.
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
Communication with the Board
Our stockholders or other interested persons may communicate directly with the Board or its independent members. Written communications to the independent members of the Board can be sent to the following: Board of Directors (independent members), c/o Babcock & Wilcox Enterprises, Inc., Corporate Secretary’s Office, 1200 East Market Street, Suite 650, Akron, Ohio 44305. All such communications are forwarded to the independent directors for their review, except for communications that (1) contain material that is not appropriate for review by the Board based upon our bylaws and the established practice and procedure of the Board, or (2) contain improper or immaterial information. Information regarding this process is posted on our website at www.babcock.com under “Investors — Corporate Governance — Governance Documents.”
Board Orientation and Continuing Education
Each new director participates in a mandatory onboarding and orientation program developed and implemented with the oversight of the Governance Committee. This orientation includes information to familiarize new directors with the Company’s governance requirements, the structure and procedures of the Board and its committees on which the new director will serve, the Company’s industry, management structure, and significant operational, financial, accounting, risk management and legal issues, compliance programs, Code of Business Conduct, principal officers and internal and independent auditors. All directors are welcome to attend any of these orientation programs.
Directors are also required to participate in Company-sponsored and external continuing education programs at least once every two years. These programs are intended to help directors stay current on, among other topics, corporate governance and boardroom best practices, financial reporting practices, ethical issues confronting directors and management, and other similar matters. The Board believes it is appropriate for directors, at their discretion, to have access to educational programs related to their duties as directors on an ongoing basis to enable them to better perform their duties and to recognize and deal appropriately with issues as they arise. The Company provides appropriate funding for any such program in which a director participates.
Board Self-Evaluation Process
The Board and each of its committees conducts an annual evaluation, which includes a qualitative assessment by each director of the performance of the Board and each committee on which he or she serves. The Governance Committee oversees this evaluation and solicits comments from all directors. Each committee’s chairperson summarizes and reviews the responses with the members of his or her respective committees. Each committee chairperson then reports to the Board with an assessment of the performance of his or her respective committees as well as any suggestions for improvement. The chairperson of the Governance Committee summarizes and reviews with the Board the evaluation results for the Board.
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
The Role of the Board in Risk Oversight
As part of its oversight function, the Board monitors various risks that we face. We maintain an enterprise risk management program administered by our Corporate Strategy group. This program facilitates the process of reviewing key external, strategic, operational (e.g., cyber security) and financial risks, as well as monitoring the effectiveness of risk mitigation. Information on the enterprise risk management program is presented to senior management and the Board. The Audit and Finance Committee assists the Board in fulfilling its oversight responsibility for financial reporting and meets as necessary (and in any event at least quarterly) with management to review material financial risk exposures. The Audit and Finance Committee also meets at least annually to review reports from management regarding all material risk exposures and to assess the steps taken by management to monitor and control these exposures. The Audit and Finance

Committee presents its assessment of these risks and management’s mitigation initiatives, along with any recommendations, to the Board.
The Compensation Committee also assists the Board with this function by meeting as necessary with management to review and discuss the significant risks impacting our company that potentially affect executive compensation in a material way. The Compensation Committee assesses these risks as part of our compensation programs in consultation with management and its outside compensation consultant, as more fully described in “Compensation Discussion and Analysis — Compensation Philosophy and Process.”
BOARD OF DIRECTORS AND ITS COMMITTEES
The Board met 28 times during 2019. All directors attended 75% or more of the meetings of the Board and of the committees on which they served during 2019, other than Ms. Pramaggiore who resigned as a member of the Board in April 2019. Directors are encouraged to make all reasonable efforts to attend the Annual Meeting. All of our directors attended our 2019 annual meeting on June 14, 2019.
The Board currently has, and appoints the members of, standing Audit and Finance, Compensation and Governance Committees. Each of those committees has a written charter approved by the Board. The current charter for each standing Board committee is posted on our website at www.babcock.com under “Investors — Corporate Governance — Governance Documents.”
The current members of the committees are identified below. NYSE listing standards require that all members of our Audit and Finance, Compensation and Governance Committees be independent. The Board has affirmatively determined that each member of such committees is independent in accordance with the NYSE listing standards.
Committee Composition:

Committee Member	Audit & Finance	Compensation	Governance
Matthew E. Avril	Member	Member
Cynthia S. Dubin	Chair		Member
Alan B. Howe	Member	Chair	Member
Brian R. Kahn
Bryant R. Riley
Kenneth M. Siegel		Member	Chair
Audit and Finance Committee:
Ms. Dubin (Chair)
Mr. Avril
Mr. Howe
The Audit and Finance Committee met 10 times during 2019. The Audit and Finance Committee’s role is financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements.
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
In addition to his service as a member of the Audit and Finance Committee, Mr. Howe serves as a member of the audit committee of Sonim Technologies, Data I/O Corporation and Resonant Inc. Because Mr. Howe is not an officer with any public or private companies, and based on his substantive contributions to the Audit and Finance Committee to date, the Board has determined that Mr. Howe’s simultaneous service on the audit committees of each of these companies would not impair Mr. Howe's ability to effectively serve on the Audit and Finance Committee.
Compensation Committee:
Mr. Howe (Chair)
Mr. Avril
Mr. Siegel
The Compensation Committee met 4 times during 2019. The Compensation Committee has overall responsibility for our executive and non-employee director compensation plans, policies and programs including our executive and management incentive compensation plans and our Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTIP”).
The Compensation Committee has the authority to retain, terminate, compensate and oversee any compensation consultant or other advisors to assist the committee in the discharge of its responsibilities. The Compensation Committee may form and delegate authority to subcommittees consisting of one or more independent directors as the Compensation Committee deems appropriate. See the “Compensation Discussion and Analysis – Compensation Philosophy and Process” and “Compensation Discussion and Analysis – Key 2019 Compensation Decisions” sections for information about our 2019 named executive officers (“NEOs”) compensation, including a discussion of the role of management and the compensation consultant.
Governance Committee:
Mr. Siegel (Chair)
Ms. Dubin
Mr. Howe
The Governance Committee met 3 times during 2019. This committee, in addition to other matters, has overall responsibility to (1) establish and assess director qualifications; (2) recommend nominees for election to the Board; and (3) oversee the annual evaluation of the Board and management, including the Chief Executive Officer in conjunction with our Compensation Committee. This committee will consider individuals recommended by stockholders for nomination as directors. This committee also assists the Board with management succession planning and director and officer insurance coverage.
CODE OF BUSINESS CONDUCT
We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the code is posted on our website, www.babcock.com under "Investor Relations—Corporate Governance—Highlights." We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Table of Contents

•	Executive Summary

•	We are Committed to Compensation Best Practices

•	Peer Group

•	Compensation Philosophy and Process

•	Key 2019 Compensation Decisions

•	Other Compensation Practices and Policies
Executive Summary
2019 PERFORMANCE
The last fiscal year was a year of significant transition as we focused on project execution, meeting the needs of our customers and implementing disciplined cost reduction to help lay the groundwork for improved profitability, cash flow and liquidity. Full year 2019 GAAP income from continuing operations was a loss of $129.7 million, an improvement of $528.3 million compared to a loss of $658.0 million in 2018. Adjusted EBITDA was a positive $33.3 million, returning us to full-year profitability in 2019 on an adjusted EBITDA basis with an improvement of $331.0 million compared to negative adjusted EBITDA of $297.7 million in the prior year. Additional information regarding adjusted EBITDA, a non-GAAP financial measure, can be found in Appendix A.
Consolidated revenues in 2019 were $859.1 million, down 19% compared to 2018 as expected, primarily driven by the Company's focus on core technologies and profitability across all segments, as well as resolution of the European Vølund EPC loss contracts. The GAAP operating loss in 2019 was $29.4 million, inclusive of restructuring and settlement costs and advisory fees of $39.7 million, compared to an operating loss of $426.6 million in 2018. The improvement in operating income was primarily due to improved gross margins in the Babcock & Wilcox segment, a significantly lower level of losses on the European Vølund EPC loss contracts and the shift in strategy in the SPIG segment to improve profitability by focusing on more selective bidding in core geographies and products.
In particular, our management has implemented nearly $119 million of annualized cost-savings initiatives previously identified and continues to evaluate additional opportunities for cost savings and continues to evaluate potential dispositions. Roughly 97% of the aggregate $119 million in savings measures have been implemented to date with the balance to be implemented in the first half of 2020.
In 2019 our management completed a series of equitization transactions as part of our efforts to refinance our existing credit facility to support our growth. These transactions included a $50 million rights offering, an exchange of all of the principal Tranche A-1 of the last-out term loan for common stock at $0.30 per share, and the issuance of approximately 1.7 million warrants (after giving effect to the July 2019 reverse stock split), each to purchase one share of common stock at $0.01 per share, to B. Riley as further consideration under Tranche A-3 of the last-out term loans. Gross proceeds from the rights offering were $41.8 million, of which $10.3 million was used to fully repay Tranche A-2 of the last-out term loans, and the remaining $31.5 million was used to reduce outstanding borrowing under Tranche A-3 of the last-out term loans.
2019 PAY-FOR-PERFORMANCE
Our executive compensation programs are based on a strong alignment between pay and performance, and this is reflected in the payout amounts under our annual incentive program and the value of earned awards granted under our long-term incentive program. Decisions by the Compensation Committee of the Board, which we refer to in this discussion as the “Compensation Committee,” in 2019 also took into account prior feedback from our stockholders and concern for retention of key personnel while we address operational issues.
We again did not perform as expected in 2019. For the third year in a row, no payment was earned under the financial component of the annual incentive award. See “2019 Summary Compensation Table” for a comparison of the total compensation received by our NEOs in 2019 versus 2018 and 2017, as applicable.

Our long-term incentive compensation metrics for 2018 and 2017 awards (relative total stockholder return, earnings per share and return on invested capital), are designed to drive performance and align the interests of officers and employees with those of stockholders. In light of our recent financial performance, however, the current projected value of such performance-based share awards is significantly impaired.
MANAGEMENT OVERVIEW
Compensation decisions for our NEOs were made by the Compensation Committee. Key features of our executive compensation program for the NEOs described below are outlined in this document.
During 2019, we saw significant turnover in our executive team, as outlined below:

•	Chief Financial Officer Transition: Effective February 1, 2019, Louis Salamone was appointed as Chief Financial Officer, replacing our interim chief financial officer Joel K. Mostrom.

•
Other Officer Transitions: Effective August 8, 2019, Daniel W. Hoehn, our Vice President, Controller and Chief Accounting Officer, resigned from the Company with Mr. Salamone assuming his role. Effective August 5, 2019, J. André Hall, stepped down as our Senior Vice President, General Counsel and Corporate Secretary. Mr. Hall remained employed with us through December 31, 2019 as a Special Advisor to the General Counsel. Also during 2019, other members of our senior staff departed from the Company.

Because of the transition of our Chief Financial Officer, we had six NEOs for 2019. The following five NEOs were still serving as our executive officers as of December 31, 2019 (and continue to serve today):

NAME	TITLE (AS OF LAST DAY OF 2019)
Kenneth M. Young	Chief Executive Officer
Louis Salamone	Chief Financial Officer
Henry E. Bartoli	Chief Strategy Officer
Robert M. Caruso	Chief Implementation Officer
Jimmy B. Morgan	Senior Vice President, Babcock & Wilcox
Mr. Mostrom, our interim chief financial officer stepped down as interim CFO of the Company effective February 1, 2019.
THIRD-PARTY COMPENSATION ARRANGEMENTS
We are party to contractual arrangements with third parties with respect to the services of Messrs. Young and Caruso and was party to such an arrangement with respect to the services of Mr. Mostrom prior to his stepping down as interim CFO.
While employed by us, Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates. Pursuant to a consulting agreement between us and an affiliate of B. Riley Financial, Inc. (the “B. Riley Affiliate”), we paid the B. Riley Affiliate $62,500 per month in return for Mr. Young’s services as Chief Executive Officer during 2019. We have also granted the B. Riley Affiliate a special one-time spot bonus in June 2019 as described in further detail below as well as a special performance bonus opportunity with respect to 2019 performance, described in further detail below. In addition, in 2019 we also granted Mr. Young RSUs that are further described below. We provided no other compensation for 2019 with respect to Mr. Young’s services as Chief Executive Officer.
Mr. Mostrom has served as a Senior Director with Alvarez & Marsal North America, LLC, a global professional services firm (“Alvarez & Marsal”), since September 2009. Pursuant to an existing professional services agreement between us and Alvarez & Marsal, Mr. Mostrom received a salary and benefits from Alvarez & Marsal for 2019. In connection with the appointment of Mr. Mostrom as interim Chief Financial Officer of the Company, we paid Alvarez & Marsal an additional $130,000 per month under the professional services agreement. We provided no other compensation for 2019 with respect to Mr. Mostrom’s services, including as interim CFO. Mr. Mostrom stepped down as interim CFO, effective February 1, 2019.
Mr. Caruso has served as a Managing Director with Alvarez & Marsal since September 2006. Pursuant to an existing professional services agreement between us and Alvarez & Marsal, Mr. Caruso received a salary and benefits from Alvarez & Marsal for 2019. In connection with Mr. Caruso’s service as Chief Implementation Officer of the Company, we paid Alvarez & Marsal an additional $1,000 per hour subject to a maximum of $150,000 per month under the professional services agreement. If, at the end of the month, actual fees incurred for Mr. Caruso’s services exceed $150,000, such excess (up to a maximum of $75,000 per month) will be reserved and applied to any future month in which the actual fees for Mr. Caruso’s services do not reach $150,000. In addition, we will pay Alvarez & Marsal additional incentive fees, including a $500,000 incentive fee upon the closing of certain refinancing transactions with respect to our credit facilities and a fee equal to 5% of annualized cost-savings initiated by Mr. Caruso. We also retain Alvarez & Marsal for other professional services not directly related to the services of Messrs. Mostrom and Caruso.
2019 SAY-ON-PAY VOTE
In 2019, we received roughly 74% approval on our advisory vote to approve NEO compensation. We considered this in general as an affirmation that our stockholders support our executive compensation program, but acknowledge a greater need to engage with our stockholders in making compensation determinations. We took this into account when examining compensation policies and decisions for 2019, along with a number of other factors including our desire to balance our pay for performance philosophy with the need to retain key employees as we worked through our European Vølund EPC loss projects.
WE HAVE ENGAGED WITH OUR STOCKHOLDERS
Our board of directors contains numerous individuals designated to the board by our two largest stockholders, Vintage and B. Riley. Vintage has nominated Messrs. Avril, Bartoli and Siegel to the Board, and B. Riley has nominated Messrs. Howe, Kahn and Riley. These directors provide valuable ongoing feedback on behalf of Vintage and B. Riley, respectively, feedback we believe is consistent with the views held by a number of our other stockholders on the best ways to align our executive compensation program and strategies to strengthen the Company and better position us for success. Generally, investors have supported our executive compensation program goals, encouraged us to focus on paying for demonstrable performance, and asked that we carefully consider eliminating our classified board structure.
2019 COMPENSATION PROGRAM DESIGN
The Compensation Committee took the following key actions with respect to the 2019 executive compensation program design, each as further described below:

•
modified the annual cash incentive program by allocating 100% of annual cash incentives to the achievement of adjusted EBITDA metrics, which we believe motivates our executives to maximize our operational performance, and, consequently, stockholder value;

•
providing an annual cash incentive program for Messrs. Young and Salamone to properly motivate these executives, in particular, to improve our financial performance as measured with respect to adjusted EBITDA;

•
modified our compensation practices with respect to long-term equity compensation by transitioning away from stock options and making all equity grants in 2019 in the form of time-based restricted stock units (“RSUs”), which align the interests of our executives with our stockholders and enhances our ability to retain our executives;

•
approving certain one-time spot-bonuses to Messrs. Young and Salamone in recognition of their extraordinary efforts to resolve our European Vølund EPC loss contracts and stabilize our financing sources;

•	negotiate and approve separation pay packages for Mr. Hall; and negotiate an on-going consulting arrangement with Mr. Hall to provide for appropriate continuity of management;

•	freeze Company contributions in our Supplemental Executive Retirement Plan (“SERP”) and Restoration Plan (as defined and described below in “Benefits”); and

•	reviewed and approved certain changes to the Compensation Committee Charter.
2019 COMPENSATION MIX
The following charts illustrate the target mix of base salary, annual incentive awards and equity incentive awards for Mr. Young and our other NEOs who were serving as executive officers as of the end of 2019 (other than Mr. Caruso who is compensated pursuant to a consulting agreement as described above), highlighting the performance-driven focus of the compensation opportunities:

2019 Total Direct Compensation

Mr. Young, Chief Executive Officer(1)	Other NEOs

(1)
Mr. Young serves as chief executive officer pursuant to a third-party consulting agreement with the B. Riley Affiliate. Base salary and short-term incentive compensation are payable to the B. Riley Affiliate. Long-term incentive compensation is payable directly to Mr. Young.

KEY 2019 PROGRAM ELEMENTS
The main elements of our 2019 executive compensation program, a description of each element, and an explanation as to why we pay each element, are provided below (although not all NEOs received some or all of these compensation elements, as discussed above):

Compensation Element	Description	Objectives
Base Salary	Fixed cash compensation; reviewed annually and subject to adjustment	Attract, retain and motivate the NEO
Annual Cash Incentive Compensation	Short-term cash incentive compensation paid based on performance against annually established financial performance goals	Reward and motivate the NEO for achieving key short-term performance objectives
One-Time Cash-Incentives	One-time bonuses to recognize extraordinary effort in service to us	Properly reward and motivate NEOs and encourage future stewardship of the Company
Long-Term Equity Compensation	Annual equity compensation awards of restricted stock units	Align NEO interests with those of our stockholders by rewarding the creation of long-term stockholder value and encouraging stock ownership
Health, Welfare and Retirement Benefits	Qualified and nonqualified retirement plans and health care and insurance benefits	Attract and retain the NEO by providing market-competitive benefits
Severance and Change in Control Arrangements	Reasonable severance payments and benefits provided upon an involuntary termination, including an involuntary termination following a change in control of the Company
Help attract and retain high quality talent by providing market-competitive severance protection, and help encourage the NEO to direct his or her attention to stockholders’ interests, notwithstanding the potential for loss of employment in connection with a change in control

Limited Perquisites	Financial planning services, executive physicals and airline club memberships	Attract and retain high quality talent

We Are Committed to Compensation Best Practices
The Compensation Committee believes that our executive compensation program follows best practices aligned to stockholder interests, summarized below:

WHAT WE DO	WHAT WE DON’T DO
Pay-for-performance philosophy emphasizes compensation tied to creation of stockholder value, with a significant portion of NEOs’ overall compensation tied to our performance	No excise tax gross-ups upon a change in control
Robust compensation governance practices, including annual CEO performance evaluation process by independent directors, thorough process for setting rigorous performance goals, compensation committee comprised solely of independent directors and use of an independent compensation consultant
No discounting, reloading or re-pricing of stock options without stockholder approval
Limited perquisites and reasonable severance and change in control protection that requires involuntary termination	No dividend equivalent rights on restricted stock units
Mix of short-term and long-term incentives	No guaranteed incentive awards for executives
Benchmarking against a thoughtful assembled and representative peer group	No incentives that encourage excessive risk-taking
Clawback provisions in annual and equity incentive compensation plans	No liberal share recycling or “net share counting” upon exercise of stock options
Policies prohibiting executives from hedging or pledging our stock	No “single trigger” change in control acceleration of equity awards or severance payments
Strong stock ownership guidelines for executives (five times base salary for CEO and three times base salary for other NEOs)
Annual say-on-pay vote to approve compensation paid to our NEOs.
Peer Group
PEER GROUP DESIGN
To help ensure that our executive compensation program provides competitive compensation opportunities that are necessary to attract and retain well-qualified executives, the Compensation Committee referred, in general, the level and mix of compensation for our CEO and CFO, as well as our other NEOs against the compensation provided by a group of peer companies. The Compensation Committee also used these peer companies to evaluate our incentive program designs against market practice.
The Compensation Committee considered companies across a number of relevant factors, including companies within a specified size range based primarily on revenues and market capitalization, companies within similar industry groups and with similar degrees of business complexity, and companies with which we compete for executive talent. The Compensation Committee generally considered companies with total revenues in a range from 0.4x to 2.5x of our size, although some exceptions were made taking into account other factors (such as industry, complexity and competition for talent) and in order to create a group with a sufficient number of companies to provide meaningful comparative data.

Based on this review, the Compensation Committee referred to the following compensation peer group for 2019:

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
In the course of its duties in 2019, the Compensation Committee referred to the pay practices of our peers as well as the competitiveness of our executive compensation program, the pay mix of our executive officers relative to our peer group and survey data sets, and the prevalence of long-term incentive vehicles and practices among peer group members. The Compensation Committee did not make any changes to our peer group in 2019.
Compensation Philosophy and Process
OUR COMPENSATION PHILOSOPHY
We emphasize pay-for-performance, rewarding those who achieve or exceed their goals, and we use annual cash incentives and equity incentives to drive for strong results for our stockholders.
Our compensation program is designed to:

•	Incent and reward annual and long-term performance;

•	Set rigorous, but motivating goals;

•	Align interests of our executives with our stockholders; and

•	Attract and retain well-qualified executives.
The Compensation Committee generally works with management to help ensure the compensation program aligns with industry standards and has a balanced design that will achieve the desired objectives.
The roles and the responsibilities of the Compensation Committee and management for 2019 are summarized here.
Compensation Committee (Three Independent Directors)

•	Established and implemented our executive compensation philosophy;

•	Aimed to ensure the total compensation paid to our NEOs was fair and competitive, and motivated high performance; and

•
Subscribed to a “pay-for-performance” philosophy when designing executive compensation programs that intended generally to place a substantial portion of each executive’s target compensation “at risk” and make it performance-based, where the value of one or more elements of compensation was tied to the achievement of financial or other measures we considered important drivers in the creation of stockholder value.

B&W Management

•	Prepared information and materials for the Compensation Committee relevant to matters under consideration by the Compensation Committee;

•	Messrs. Young and Salamone each provided recommendations regarding compensation of certain of the other NEOs (Messrs. Bartoli, Caruso, and Morgan); and

•
Messrs. Young and Salamone and senior human resources personnel attended Compensation Committee meetings and, as requested by the Compensation Committee, participated in deliberations on executive compensation (other than their own).

Consultant to our Compensation Committee
We did not engage an independent compensation consultant to conduct an executive compensation study in 2019. In 2018, and in prior years, we have relied on an independent compensation consultant to:

•	Provide the Compensation Committee with information and advice on the design, structure and level of executive and director compensation;

•	Attend Compensation Committee meetings, including executive sessions, to advise on compensation discussions;

•	Review market survey and proxy compensation data for comparative market analysis;

•	Advise the Compensation Committee on selecting an appropriate peer group;

•	Advise the Compensation Committee on external market factors and evolving compensation trends; and

•	Provide the Company assistance with regulatory compliance and changes regarding compensation matters.
The Compensation Committee intends to engage an independent compensation consultant as needed in the future to periodically assess our pay practices; however, we concluded that previous analysis provided for our review in recent prior years, including 2018, was sufficient to make prudent and thoughtful compensation decisions in 2019.
Plan Design and Risk Management
We subscribe to a “pay-for-performance” philosophy. As such:

•
Incentive Compensation Tied to Performance – Generally, our participating NEOs’ annual cash incentive compensation is “at risk,” with the value tied to the achievement of financial and other measures we consider important drivers of stockholder value. For 2019, equity incentive awards were granted in the form of time-based RSUs, which align management’s interests with our shareholders’ and provide incentives for long-term value creation.

•
Equity Incentive Compensation Subject to Forfeiture for Certain Acts — The Compensation Committee may generally terminate outstanding equity award if the recipient (1) is convicted of a misdemeanor involving fraud, dishonesty or moral turpitude or a felony, or (2) engages in conduct that adversely affects or may reasonably be expected to adversely affect the business reputation or economic interests of the Company.

•
Annual and Equity Compensation Subject to Clawbacks — Incentive compensation awards include provisions allowing us to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.

•
Linear Incentive Compensation Payouts — The Compensation Committee established financial performance goals that were used to plot a linear payout formula for incentive compensation to avoid an over-emphasis on short-term decision making.

•	Use of Appropriate Performance Measures — Our annual incentive program was based on adjusted EBITDA to align with the way we and our investors measure the profitability.

•
Stock Ownership Guidelines — Our executive officers and directors are subject to stock ownership guidelines, which help to promote longer-term perspectives and align the interests of our executive officers and directors with those of our stockholders.

The Compensation Committee reviewed the risks and rewards associated with our compensation programs. The programs were designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term. Management and the Compensation Committee do not believe any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.
Key 2019 Compensation Decisions
BASE SALARIES
The Compensation Committee believes that the payment of a competitive base salary is a necessary element of any compensation program. Base salary levels also affect short-term cash incentive compensation because each NEO’s target opportunity is expressed as a percentage of base salary.
In setting base salaries, the Compensation Committee considers, among other things, comparability to compensation practices and compensation data from the custom peer group described above comprised of 16 companies with whom we compete for executive talent from the engineering and construction, aerospace and defense, heavy electrical equipment and industrial machinery industries, our financial resources, our contractual obligations to our NEOs and certain third party service providers, as well as the level of experience and expertise of individuals. No particular weight is assigned to any individual item. Historically, we have targeted base salaries at median (+/- 15%) of a survey group using data furnished by our independent compensation consultant.
Other than with respect to Mr. Morgan, the Compensation Committee did not consider or approve increases to the base salaries of our NEOs in 2019. The Compensation Committee increased Mr. Morgan’s salary to $400,000 per year effective January 1, 2019, in recognition of the scope of Mr. Morgan’s responsibilities to oversee the successful completion of our renewable energy projects. Subsequently, in October 2019, the Compensation Committee increased Mr. Morgan’s salary to $475,000 in order to better retain Mr. Morgan’s services and to reflect compensation practices among competitors in our Babcock & Wilcox segment.
The following table shows the 2019 annual base salary approved by the Compensation Committee for each of the NEOs.

NAME	ANNUAL BASE SALARY AS DECEMBER 31, 2019	ANNUAL BASE SALARY AS OF DECEMBER 31, 2018	PERCENTAGE INCREASE
Louis Salamone	$475,000	$475,000	—
Henry E. Bartoli	$900,000	$900,000	—
Jimmy B. Morgan	$475,000	$360,000	31.94%
As discussed above, Mr. Young continued to receive his annual salary from B. Riley Financial, Inc., and Messrs. Mostrom and Caruso were paid their annual salaries by Alvarez & Marsal, while we paid compensation with respect to these individuals pursuant to third-party arrangements.
ANNUAL CASH INCENTIVES
The Compensation Committee believes that the payment of a competitive annual cash incentive awards is a necessary element of any compensation program, which motivates management to achieve thoughtfully determined strategic objectives, including financial performance objectives.
For 2019, we provided annual cash incentives to our NEOs in the form of an annual management incentive program for our executives, as well as an additional special performance bonus opportunity for Messrs. Young and Salamone.

Executives such as Mr. Caruso (and prior to his termination, Mr. Mostrom), who serve us as consultants through third party relationships are not generally invited to participate in the annual cash incentives provided to our employee-executives. In addition, executives who serve on our board of directors, such as Mr. Bartoli are also not considered eligible for annual cash incentives. As described below, the Compensation Committee did establish an annual cash incentive opportunity for Mr. Young, despite Mr. Young’s consultancy arrangement with us.
2019 Management Incentive Plan
For 2019, we provided participating NEOs with an annual management incentive compensation program (the “2019 MIP”) that challenged them to enhance Company performance with respect to adjusted EBITDA. In contrast to prior years, the Compensation Committee structured 100% of our incentive opportunities based on the achievement of adjusted EBITDA with no weighting to other financial performance metrics, such as free cash flow, or individual or safety performance goals.
Target Awards. Each participating NEO had a target annual incentive award based on a percentage of base salary (referred to as the “target award percentage”). The final award could range from 0% to 150% of the target based on actual performance results. The target award percentages were established by the Compensation Committee based on a review of peer group data, and taking into account each participating NEO’s experience, role and scope of duties.
Mr. Morgan was the only NEO to participate in the 2019 MIP. His target award was initially set at 75% of his then-current base salary for a total annual incentive opportunity of $300,000. Subsequently, in October 2019, the Compensation Committee increased Mr. Morgan’s target award to 100% of his then-current salary for a total annual incentive opportunity of $475,000, in order to better retain Mr. Morgan’s services and to reflect compensation practices among competitors in our Babcock & Wilcox segment.
2019 Annual Incentive Payout. As described in more detail below, based on our 2019 performance, no awards were made under the 2019 MIP.
2019 MIP Design. The Compensation Committee determined that, in order to better align our executives’ interests with those of our investors with respect to enhanced financial performance and to align our compensation regime with investor communications and internal management of our business, 100% of awards under the 2019 MIP would be based on adjusted EBITDA. No awards under the 2019 MIP would be paid out unless adjusted EBITDA was at least $40.9 million and EBITDA margin was at least 3.6%. Achievement and payouts above the adjusted EBITDA threshold would be a step progression and step payout, meaning that one has to be above each of the defined levels to receive that level of payout. Subject to attainment of threshold performance, awards for adjusted EBITDA achievement between 0% – 150% would be prorated on a straight-line basis. The 2019 MIP could also payout awards in excess of 150% of target, based on linear extrapolation, in the case of adjusted EBITDA in excess of $49.5 million.
In addition, assuming that the threshold adjusted EBITDA and EBITDA margin goals of the Company were met, executives with responsibility for particular business segments would be entitled to bonus awards based on Company-wide adjusted EBIDTA and adjusted EBITDA of the applicable business segment. In particular, Mr. Morgan’s award opportunity was weighted 25% to Company-wide adjusted EBITDA and 75% to adjusted EBITDA of the B&W segment (for which target was $71.3 million), subject to the gatekeeper metrics of threshold Company-wide adjusted EBITDA and EBITDA margin.
In determining to base all awards under the 2019 MIP on the attainment of adjusted EBITDA performance, the Compensation Committee elected to change its previous practice in 2018 of weighting an aggregate of 30% of annual cash incentive payments on the attainment of safety and individual goals, in order to better focus management’s attention on the enhancement of our financial performance, given the recent financial challenges faced by us. Notwithstanding the Compensation Committee’s focus on our financial performance, worksite safety remains a paramount internal focus and expectation of our managers. If the Compensation Committee believed that management failed to maintain safe conditions for our employees and clients, the Compensation Committee is empowered to exercise negative discretion to reduce awards under the 2019 MIP.
For purpose of the 2019 annual incentive awards, adjusted EBITDA meant our adjusted earnings before interest, taxes, depreciation and amortization. In order for these measures to reflect core operating results, the Compensation Committee determined that adjusted EBITDA be calculated according to generally accepted accounting principles but should be adjusted for the following items: (1) acquisition, disposition and divestiture costs; (2) restructuring expenses (including termination costs and advisor fees); (3) expenses associated with the spin-off; (4) pension mark-to market adjustments; (5) acquisition related amortization; (6) losses from divestitures; (7) impairments of tangible and intangible assets; (8) losses in respect of legal proceedings and dispute resolutions; (9) changes in accounting policies/standards and tax regulations; and (10) foreign exchange impacts recorded in “Other Income.” Adjusted EBITDA excludes the results of our EPC subsidiary. These adjustments allowed for changing business strategies, fostered consistency in the incentive plan, facilitated flexibility in assessing goal attainment, and promoted objective business decision making.
The Compensation Committee believes that our forecasting process produces rigorous goals that are reasonably achievable if the businesses perform as expected. As a result, the Compensation Committee set the target level of performance based on forecast. The Compensation Committee also established a threshold level of performance below which no incentive would be earned. There is no annual incentive payout if adjusted EBITDA or EBITDA margin are below the threshold level.
Revision to Performance Threshold. In August 2019, after an evaluation of updates to expected Company financial performance for the year, the Compensation Committee determined to revise the 2019 annual incentive plan by lowering the threshold performance from 95% of target to 90% of target in order to allow for greater likelihood of payouts under the plan. As revised, performance at 90% of target would result in a 25% payout. Such a revision was considered necessary to motivate our employees to generate momentum toward modest improvements to Company performance, as the general employee population had not received a bonus payout since 2016 for 2015 Company performance, and management employees had not received more than 10% of their bonus target amounts (for safety performance) since 2016 for 2015 Company performance.
The following table summarizes the financial goals that the Compensation Committee established for 2019. Performance below the threshold level for either of the financial metrics resulted in no annual incentive award being earned with respect to that metrics. Performance in excess of the high level would result in payouts in excess of 150% determined by linear extrapolation.
2019 Financial Performance Goals

PERFORMANCE LEVEL	INCENTIVE PAYOUT %(1)	ADJUSTED EBITDA (1)
Below threshold	0%	Less than $38.8 million (or EBITDA margin of 3.6%)
Revised Threshold (2)	25%	$38.8 million
Initial Threshold (2)	50%	$40.9 million
Target	100%	$43.1 million
	110%	$45.2 million
	125%	$47.4 million
High	150%	$49.5 million
	No Cap	More than $49.5 million

(1)
The payout percentage would be prorated on a straight-line basis for results between threshold and target or between target and high. There is no cap on performance, such that amounts above 150% performance would be determined by linear extrapolation.

(2)	Performance metrics were revised in August 2019 to provide for a possible payout at 90% of target or $38.8 million. Prior to such revision, threshold performance was $40.9 million in adjusted EBITDA.
In 2019, the Compensation Committee determined that it would retain negative discretion with respect to qualitative performance measures such as safety, human capital management, ethics and compliance, among others. The Compensation Committee views individual performance in such areas as being critical to achieving our business plans and long-term goals.
2019 Special Performance Bonus Opportunity
In June 2019, the Compensation Committee awarded a special performance bonus incentive be afforded to each of Messrs. Young and Salamone to motivate these executives in particular to generate momentum toward improvements our financial performance as well as to serve to retain such executive’s services at a critical moment in our Company’s activity.
Target Awards. Our Compensation Committee established 2019 cash bonus performance targets of $1,000,000 under the consulting arrangement for Mr. Young’s services and $300,000 for Mr. Salamone.
Performance Criteria. Awards to Messrs. Young and Salamone would be payable upon satisfaction performance metrics based on adjusted EBITDA, as defined above. Achievement and payouts above the adjusted EBITDA threshold, below, would be a step progression and step payout, meaning that one has to be above each of the defined levels to receive that level of payout. Subject to attainment of threshold performance, awards would range from 0% – 110% of target, based on the attainment of adjusted EBITDA targets.

PERFORMANCE LEVEL	INCENTIVE PAYOUT % (1)	ADJUSTED EBITDA (2)
Below threshold	0%	Less than $29 million
Threshold	85%	$29 million
Target	100%	$33 million
Maximum	110%	At least $40 million

(1)	All payouts for results between threshold and target and between target and maximum would be prorated on a straight-line basis.

(2)	Defined as our adjusted earnings before interest, taxes, depreciation and amortization, with such adjustments as determined in the reasonable discretion of our Compensation Committee.
In setting the above financial metrics, our Compensation Committee retained negative discretion to adjust the above payouts downward based on individual qualitative performance measures such as safety, human capital management, ethics and compliance, among others.
2019 Financial Performance Results
In early 2020, our Compensation Committee reviewed the 2019 financial performance results and determined that for 2019 annual incentive compensation purposes, our adjusted EBITDA was $33.3 million and EBITDA margin was 3.9%.
For purposes of our 2019 MIP, we did not achieve our threshold adjusted EBITDA goal, and as a result, the financial payout percentage was determined to be 0%. For purposes of the special performance bonus opportunity for Messrs. Young and Salamone, we were determined to achieve target performance and Messrs. Young and Salamone were awarded 100% of their respective awards ($1,000,000 for the B. Riley Affiliate with respect to Mr. Young’s services and $300,000 for Mr. Salamone), payable in early 2020.
ONE-TIME CASH BONUSES
In June 2019, the Compensation Committee desired to compensate each of Mr. Young and Mr. Salamone for extraordinary efforts in service to us in connection with their work:

•
to resolve the our European Vølund EPC loss projects, which involved (i) completing the turnover of two EPC projects during the first quarter of 2019, (ii) mediating disputes between a customer and subcontractors on another EPC project, and completing the turnover of the project during the first quarter of 2019, (iii) negotiating with a customer and its lending group on two additional EPC projects that settled all our remaining obligations under both projects, and (iv) negotiating a release of our remaining obligations under another project;

•
to stabilize our financing sources, including negotiation of the equitization transactions and waivers with our lenders as well as an amendment to our credit facility during the first three months of 2019, a period in which we faced significant financial and liquidity challenges; and

•	to identify and implement cost-saving measures designed to save over $100 million annually, including relocating our corporate headquarters.
In recognition of the achievements above and in a desire to retain and motivate the executives for future stewardship of the Company, our Compensation Committee granted Messrs. Young and Salamone one-time cash bonuses in the amount of $2,000,000 and $750,000, respectively.
These awards were payable in July 2019, provided that such payments could be delayed to the extent necessary in light of our liquidity as assessed by the board of directors, with respect to Mr. Young, and as assessed by Mr. Young, with respect to Mr. Salamone. These bonuses were accrued as expense during the second quarter of 2019. The awards provide that payment of these bonuses may be delayed until such date or dates in the future as our liquidity position has sufficiently improved to permit such payments (or portions thereof) to be made. This determination is to be made by our Board of Directors in the case of the consulting arrangement for Mr. Young's services and by Mr. Young in the case of Mr. Salamone. In 2019, we paid Mr. Young $800,000 of his $2,000,000 bonus and paid Mr. Salamone $360,000 of his $750,000 bonus.

EQUITY INCENTIVE AWARDS
The Compensation Committee believes that equity compensation is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies and that is designed to encourage each of our NEOs, as well as our broader employee base, to balance short-term Company goals with long-term performance and to foster executive retention.
In 2019, we provided equity incentive compensation awards to our NEOs entirely in the form of time-based RSUs granted under our 2015 LTIP. The decision by the Compensation Committee to grant restricted stock units rather than stock options was based on the belief that full value awards align the executives with the interests of stockholders and provide a retention benefit to us. In determining to grant time-based RSUs to our executives, the Compensation Committee took into account the need to maintain meaningful long-term incentives to our executives and employees in light of the fact that previously issued performance stock units granted in 2016 had not paid out and our outstanding stock options and SARs were underwater, and therefore had limited incentive and retention value. Because the time-based RSUs granted in 2019 to Messrs. Young, Salamone and Bartoli were designed to provide incentive and retention value previously intended by the executives’ SARs granted in 2018, the RSUs granted to these executives would have vesting dates aligned with the previously granted SAR awards. For all other executives, the time-based RSU awards granted in 2019 would vest ratably over three years.
RSUs granted to Messrs. Young and Salamone are scheduled vest January 2, 2021 and the RSUs granted to Mr. Bartoli vested November 19, 2019, in each case to align with the vesting dates of the executive’s previously issued SARs, and RSUs granted to Mr. Morgan in 2019 vest ratably in three annual installments beginning on August 13, 2020, in each case, subject to continued employment through such date. The 2019 time-based RSU awards were generally granted by the Compensation Committee effective August 15, 2019.
The aggregate value of the awards granted in 2019 was generally based on the Compensation Committee’s review of equity incentive compensation award opportunities based on peer group data described above, and took into account each participating NEO’s experience, role and scope of duties, in order to provide competitive equity incentive opportunities. We generally targeted equity incentives for participating NEOs at median (+/- 15%) of market. Use of equity-based awards, together with our meaningful stock ownership requirements, was intended to align the interests of participating NEOs with the interests of our stockholders, which is another important objective of our executive compensation program.
The following table summarizes the aggregate target 2019 equity incentive awards for each participating NEO:
2019 Long-Term Incentive Awards

NAME	RESTRICTED STOCK UNITS	NOMINAL VALUE OF GRANT (1)
Kenneth M. Young	600,000	$2,226,000
Louis Salamone	200,000	$742,000
Henry E. Bartoli	100,000	$185,500
Jimmy B. Morgan	150,000	$556,500

(1)
The value of the target equity incentive awards represents the nominal value used to determine the number of RSUs granted, taking into account the vesting schedule of the awards, rather than the grant date fair value computed for financial reporting purposes. See the “2019 Grants of Plan-Based Awards” table for more information regarding the stock awards.

Executives such as Mr. Caruso (and prior to his termination, Mr. Mostrom), who serve us as consultants through third party relationships are not generally eligible annual equity incentive awards from us. As described below, the Compensation Committee did grant RSUs to Mr. Young, despite Mr. Young’s consultancy arrangement with us, in order to better retain his services and align his interests with those of our shareholders. Such RSUs were granted to Mr. Young directly and not the B. Riley Affiliate, in order to provide an incentive directly to Mr. Young.
2019 Long-Term Incentive Performance Update
Our 2018 and 2019 financial results (as applicable) will make it difficult to achieve a threshold level of performance for our 2017 long-term incentive awards when performance is measured at the end of each three-year performance cycle, which is a further reflection of our strong pay-for-performance philosophy.
In April, 2019, the Compensation Committee certified the attainment of the performance objectives with respect to performance-based RSUs granted to certain of our NEOs in 2017 (“2017 PSUs”). From 0% to 200% of the target levels of the 2017 PSU awards could have been earned based on achievement with respect to cumulative adjusted diluted earnings per share (“Cumulative EPS”), average annual return on invested capital (“ROIC”), and relative total shareholder return (“RTSR”) performance for the period beginning on January 1, 2017 and ending on December 31, 2019 (the “2017-2019 Performance Period”).
For purposes of the 2017 PSUs:

•	Cumulative EPS was the net income attributable to our common stock over the 2017-2019 Performance Period divided by our weighted average diluted shares outstanding for that period;

•
ROIC was a ratio of our net operating profit after tax (“NOPAT”) in relation to our invested capital, with NOPAT defined as operating income less tax expense, and “invested capital” defined as our total debt (short- and long-term) plus total stockholders’ equity; and

•
RTSR was a measure comparing our total shareholder return over the 2017-2019 Performance Period to that of the companies in the custom peer group described in our 2017 proxy statement. For this purpose, “total shareholder return” was [(a) – (b) + (c)]/b, where (a) is the Stock Price (as defined below) on the last business day of the 2017-2019 Performance Period, (b) is the Stock Price on the first business day of the 2017-2019 Performance Period and (c) is dividends paid and reinvested during the 2017-2019 Performance Period. The term “Stock Price” means the average daily closing price of a share of common stock of the applicable company during the preceding 30 calendar days.

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
Each participating NEO earned 0% of the target 2017 PSU award, as reflected in the table below:

METRIC	THRESHOLD		TARGET	MAX	ACTUAL	WEIGHTING	RESULT
Cumulative EPS (60%)	Goal	$2.19	$2.73	$3.05	(17.670)
	Payout %	50%	100%	200%		60/100	—%
ROIC (20%)	Goal	6.2%	6.7%	7.5%	(46)%
	Payout %	50%	100%	200%		20/100	—%
RTSR (20%)	Goal	25Th percentile	50th percentile	≥75th percentile	< 25Th percentile
	Payout %	50%	100%	200%		20/100	—%
					Total Payout %		—%
As a result, no payouts were earned with respect to the 2017 PSUs. Among the NEOs, only Mr. Morgan held 2017 PSUs, as each of the other NEOs commenced service to the Company after the applicable grant date.
OTHER OUTSTANDING LONG-TERM PERFORMANCE AND RETENTION AWARDS
In 2016, the Compensation Committee approved a special, cash-settled award to Mr. Morgan of up to $300,000. This award was granted primarily as a retention tool, in light of Mr. Morgan’s critical role in successfully completing our renewable energy projects. The award to Mr. Morgan provided for the payment of up to $100,000 in each of May 2017, May 2018 and May 2019 depending on our performance on these projects. The performance goals for 2019 were as follows: complete the renewable energy projects within the revised budgets; negotiate settlements with customers as necessary; develop a new business model for B&W Vølund and restructure that organization to accommodate the new model; and develop a structure to deliver future renewable energy projects in a profitable manner. Our CEO evaluated Mr. Morgan’s performance relative to these goals to determine that a payment of $82,000 be made pursuant to this award in May 2019.

Other Compensation Practices and Policies
BENEFITS
To the extent they participate, NEOs participate in our tax-qualified 401(k) plan and various health and welfare plans on the same basis as other eligible employees of the Company. The 401(k) plan includes employer matching contributions of up to 4% of eligible compensation for participants who are not eligible for a defined benefit pension plan.
Participating NEOs are also involved in two non-qualified defined contribution retirement plans, referred to as the “Restoration Plan” and the SERP. Both plans permit our participating NEOs to choose to defer eligible compensation above the limited amounts permitted under the 401(k) plan. The Restoration Plan also provides for an employer match on the same basis as under the 401(k) plan but without regard to certain limits that otherwise apply to the 401(k) plan under U.S. Internal Revenue Code rules. The SERP also provides for an additional discretionary employer contribution for eligible employees. In recent years, this discretionary contribution has equaled 5% of prior year salary and bonus, but the Compensation Committee determined not to approve a Company SERP contribution for 2019. The Compensation Committee believes that the opportunities to defer compensation and receive employer contributions under both the Restoration Plan and the SERP reflect competitive market practices and provide our participating NEOs with reasonable retirement benefit opportunities given their compensation. Neither the Restoration Plan nor the SERP provides for above-market earnings on any deferred amounts. In November 2019, the Compensation Committee elected to freeze all employee deferrals and Company contributions to the SERP and the Restoration Plan with respect to compensation earned for services beginning on or after January 1, 2020. See “2019 Non-qualified Deferred Compensation” for additional information about these plans.
Participating NEOs also receive limited perquisites for items such as financial planning, an annual executive physical and annual airline club memberships. The Compensation Committee views these benefits as customary arrangements and a standard part of a competitive total compensation package.
SEVERANCE AND CHANGE IN CONTROL PROTECTION
Participating NEOs are eligible to receive certain severance benefits in case of an involuntary termination without “cause,” including a termination for “good reason.” Different provisions apply for an involuntary termination that occurs before or following a change in control of the Company. Severance benefits for a termination occurring before a change in control would generally have been provided for the participating NEOs in accordance with our Executive Severance Plan. With the exception of Messrs. Young, Salamone, Mostrom and Caruso, all of our NEOs participate in the Executive Severance Plan. Severance benefits for an involuntary termination during a two-year protected period following a change in control are provided under a separate change in control agreement with each participating NEO. With the exception of Messrs. Young, Salamone, Mostrom and Caruso, all of our NEOs are party to a change in control agreement. These agreements require both a change in control and a “Covered Termination” (in other words, a double trigger) for any payments thereunder. The Compensation Committee believes the amounts of severance payable are reasonable in both amount and type. The change in control agreements do not provide for any tax gross-ups. The change in control agreements with each participating NEO include covenants regarding protection of confidential information, non-solicitation of employees and customers and non-competition as a condition to the severance benefits. Our equity grant agreements also provide for double-trigger vesting upon a change in control.
The Executive Severance Plan also provides for (1) us to pay the employer share of the “applicable premium” for continuation coverage under COBRA for a period of three months rather than a lump sum payment for nine months of coverage, and (2) continuation coverage under COBRA of 18 months rather than 24 months following termination of employment. The benefits under the Executive Severance Plan are further described below under “Potential Payments Upon Termination or Change in Control.”
The Compensation Committee believes that these arrangements serve a number of important purposes for our stockholders. They help us attract and retain top quality executives and represent standard arrangements at most public companies as part of a competitive total compensation package. The change in control agreements also better allow executives to objectively evaluate potential transactions.
STOCK OWNERSHIP REQUIREMENTS
We maintain stock ownership guidelines for our employee NEOs. These guidelines establish minimum stock ownership levels of two to five times annual base salary for executives. The ownership multiples applicable to our continuing NEOs are:

•	CEO – Five times base salary; and

•	Other NEOs – Three times base salary.
Continuing employee NEOs have five years to achieve their respective minimum ownership levels. The Governance Committee annually reviews the compliance with these guidelines and has discretion to waive or modify the stock ownership guidelines. All continuing employee NEOs are currently in compliance with our stock ownership guidelines. Continuing NEOs are expected to hold 100% of the net shares issued to them under our equity incentive program, and should not sell or otherwise dispose of any other shares of our common stock unless they have met their respective guideline. Executives such as Messrs. Young and Caruso (and prior to his termination, Mr. Mostrom), who serve us as consultants through third party relationships are not required to comply with our stock ownership guidelines.
NO HEDGING OR PLEDGING TRANSACTIONS
We maintain a policy that prohibits all directors, officers and employees from trading in puts, calls or other options on our common stock or otherwise engaging in hedging transactions that are designed to hedge or offset any decrease in the market value of our common stock. The directors, officers and employees are also prohibited from pledging our securities and engaging in short sales of our securities.
COMPENSATION RECOVERY (CLAWBACK) POLICY
All annual and equity incentive compensation awards generally include provisions allowing us to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.
TIMING OF EQUITY AWARD APPROVALS
To avoid timing stock awards ahead of the release of material nonpublic information, the Compensation Committee generally approves the annual stock option and other stock awards effective as of the third day following the filing of our annual report on Form 10-K or quarterly report on Form 10-Q with the SEC.
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
COMPENSATION COMMITTEE REPORT
The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

We have reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in the proxy statement for the 2020 annual meeting of stockholders and our Annual Report on Form 10-K for the year ended December 31, 2019.
THE COMPENSATION COMMITTEE
Matthew E. Avril
Alan B. Howe
Kenneth M. Siegel
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No director who served as a member of the Compensation Committee during the year ended December 31, 2019 (Messrs. Howe, Avril and Kahn) (1) was during such year, or had previously been, an officer or employee of the Company or any of its subsidiaries, or (2) other than transactions in the ordinary course, had any material interest in a transaction of the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as members of a compensation committee (or other board committee performing equivalent functions) or the board of directors of any other entity that has an executive officer serving as a member of the Board.
COMPENSATION OF NAMED EXECUTIVE OFFICERS
The following table summarizes (as applicable) the compensation of each person who served as our Chief Executive Officer (“CEO”) during 2019, each person who served as our Chief Financial Officer (“CFOs”) during 2019 and the three highest-paid executive officers other than the CEOs and CFOs who were still serving as executive officers as of December 31, 2019. We refer to these persons as our Named Executive Officers or NEOs.
2019 Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)(1)	BONUS ($)(2)	STOCK AWARDS ($)(3)	OPTION AWARDS ($)(4)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(5)	ALL OTHER COMPENSATION (6)	TOTAL ($)
Kenneth M. Young Chief Executive Officer	2019	$750,000	$2,000,000	$2,226,000	$ —	$1,000,000	$ —	$5,976,000
	2018	$88,356	$ —	$ —	$1,536,405	$ —	$ —	$1,624,761
Louis Salamone Jr. Chief Financial Officer	2019	$475,000	$750,000	$742,000	$ —	$300,000	$9,500	$2,276,500
Joel K. Mostrom Former Chief Financial Officer	2019	$163,000	$ —	$ —	$ —	$ —	$ —	$163,000
	2018	$910,000	$ —	$ —	$ —	$ —	$ —	$910,000
Henry E. Bartoli Chief Strategy Officer	2019	$900,000	$ —	$185,500	$ —	$ —	$9,254	$1,094,754
Robert M. Caruso Chief Implementation Officer	2019	$1,389,040	$ —	$ —	$ —	$ —	$ —	$1,389,040
Jimmy B. Morgan Senior Vice President, Babcock & Wilcox	2019	$415,625	$82,000	$659,750	$ —	$21,075	$10,311	$1,188,761
	2018	$351,250	$82,500	$ —	$69,549	$19,500	$13,865	$536,664

(1)
With respect to each of Messrs. Young, Mostrom and Caruso, represents consultant fees paid to third party providers, with respect to such executive’s salary. Mr. Young serves as CEO pursuant to a consulting agreement with the B. Riley Affiliate. Mr. Caruso serves as Chief Implementation Officer pursuant to a Consulting Agreement with Alvarez & Marshall. Prior to his termination on February 1, 2019, Mr. Mostrom served as CFO pursuant to a consulting agreement with Alvarez & Marshal. See “Compensation

Discussion and Analysis — Third Party Compensation Arrangements.” The Company maintains other consulting engagements with Alvarez & Marshall unrelated to the compensation of Messrs. Caruso and Mostrom.

(2)
With respect to each of Messrs. Young and Salamone, represents one-time bonus payments in respect to extraordinary efforts in 2019. These awards were payable in July 2019, provided that such payments could be delayed to the extent necessary in light of the Company’s liquidity as assessed by the board of directors, with respect to Mr. Young, and as assessed by Mr. Young, with respect to Mr. Salamone. These bonuses were accrued as expense during the second quarter of 2019. The awards provide that payment of these bonuses may be delayed until such date or dates in the future as our liquidity position has sufficiently improved to permit such payments (or portions thereof) to be made. This determination is to be made by our Board of Directors in the case of the consulting arrangement for Mr. Young's services and by Mr. Young in the case of Mr. Salamone. In 2019, the Company paid Mr. Young $800,000 of his $2,000,000 bonus and paid Mr. Salamone $360,000 of his $750,000 bonus. See “Compensation Discussion and Analysis — Special One-Time Cash Bonus.” With respect to Mr. Morgan, represents the payouts under the special cash retention bonus granted in 2017, which vested ratably over three years. See “Compensation Discussion and Analysis — Other Outstanding Long-Term Performance and Retention Awards.”

(3)
Represents the aggregate grant date fair value of time-based RSUs computed in accordance with FASB ASC Topic 718. With respect to Messrs. Young and Salamone and Bartoli, time-based RSUs are scheduled to vest January 2, 2021. With respect to Mr. Bartoli, time-based RSUs vested November 19, 2019. With respect to Mr. Morgan, time-based RSUs vest ratably in three annual installments beginning on August 13, 2020. All such future vesting events are subject to continued employment through the date of vesting. For additional information, see Note 21 to our audited financial statements for the fiscal year ended December 31, 2019, included in our annual report on Form 10-K for the year ended December 31, 2019 10-K and “— Long-Term Incentive Compensation.”

(4)
With respect to Mr. Young, represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the SAR award granted to the B. Riley Affiliate during 2018. With respect to Mr. Morgan, represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock option awards granted to Mr. Morgan during 2018.

(5)
With respect to Messrs. Young and Salamone, represents amounts earned with respect to the special bonus opportunity awarded to such executives. See “Compensation Discussion & Analysis –2019 Special Performance Bonus Opportunity.” With respect to Mr. Morgan, represents payouts during 2018 and 2019 for the achievement of safety performance goals under the 2017 and 2018 executive incentive compensation programs, respectively.

(6)	The amounts reported for 2019 in the “All Other Compensation” column are attributable to the following:

	401(k) Plan Contributions(a)	Perquisites(b)	Total All Other Compensation
Mr. Young	—	—	—
Mr. Salamone	$9,500	—	$9,500
Mr. Mostrom	—	—	—
Mr. Bartoli	$5,563	$3,691	$9,254
Mr. Caruso	—	—	—
Mr. Morgan	$7,667	$2,644	$10,311

(a)
The amounts reported in this column represent the total amount of matching and service-based contributions made to each participating NEO under the Company’s 401(k) plan. Under the Company’s 401(k) plan, the Company will match 50% of the first 8% of an employee’s contributions to the plan.

(b)
Perquisites and other personal benefits received by a participating NEO have been included even through their aggregate value does not exceed $10,000. The values of the perquisites and other personal benefits reported for Messrs. Bartoli and Morgan represent the expense associated with executive annual physical exams.

2019 Grants of Plan-Based Awards
The following table provides additional information on stock awards and option awards, plus non-equity incentive plan awards, made to our participating NEOs by us during the year ended December 31, 2019. With respect to stock awards and option awards, the amounts of such awards in this table and the tables that follow reflect adjustments to such awards that were approved by the Compensation Committee, as described below.

			ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)
NAME	GRANT DATE	COMMITTEE ACTION DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)(2)	EXERCISE OR BASE PRICE OF OPTION AWARDS($/S)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
Mr. Young	—	—	$637,500	$750,000	N/A	—	—	—
	8/13/2019	8/5/2019	—	—	—	600,000	—	$2,226,000
Mr. Salamone	—	—	$403,750	$475,000	N/A	—	—	—
	8/13/2019	8/5/2019	—	—	—	200,000	—	$742,000
Mr. Mostrom	—	—	—	—	—	—	—	—
Mr. Bartoli	—	—	—	—	—	—	—	—
	8/13/2019	8/5/2019	—	—	—	50,000	—	$185,500
Mr. Caruso	—	—	—	—	—	—	—	—
Mr. Morgan	—	—	$118,750	$475,000	N/A	—	—	—
	8/13/2019	8/5/2019	—	—	—	150,000	—	$556,500
	10/8/2019	2/19/2018	—	—	—	25,000	$4.13	$103,250

(1)
These columns reflect the threshold and target annual cash incentive opportunities under the special performance bonus opportunity for Messrs. Young and Salamone and under the 2019 MIP for Mr. Morgan. At the time of the filing of this amendment to our Annual Report on Form 10-K, the actual results of our special performance bonus opportunity and 2019 MIP were certified, and our NEOs received the amounts set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Payments under both such programs were based on the Company’s adjusted EBITDA with respect to 2019 (and with respect to Mr. Morgan, the Company’s adjusted EBITDA and the adjusted EBITDA of the B&W segment).

The amounts reflected in the “target” column under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” represent the value of the payout opportunity at target financial performance levels. This amount was calculated by multiplying the participating NEO’s target percentage by the amount of base salary earned by each participating NEO for 2019. The 2019 MIP does not provide for a “maximum” potential award payout. Instead, performance in excess of “high” performance, consisting of attaining adjusted EBITDA in excess of $49.5 million, would qualify for awards in excess of 150% of target by applying linear extrapolation. The amounts shown in the “threshold” column represent the minimum payout opportunity.
All threshold, target and maximum amounts reported in the table above assume that the Compensation Committee does not exercise discretion with respect to the annual incentive compensation award ultimately paid. See “Compensation Discussion and Analysis — Key 2019 Compensation Decisions” for more information about the annual incentive awards and performance goals for 2019.

(2)
This column represents the number of time-based RSUs granted in 2019. With respect to Messrs. Young and Salamone, time-based RSUs are scheduled to vest January 2, 2021. With respect to Mr. Bartoli, time-based RSUs vested on November 19, 2019. With respect to Mr. Morgan, time-based RSUs vest ratably in three annual installments beginning on August 13, 2020. All such future vesting events are subject to continued employment through the date of vesting. For additional information, see Note 21 to our audited financial statements for the fiscal year ended December 31, 2019, included in our 2019 10-K. See “—Long-Term Incentive Compensation” for more information about the awards granted in fiscal year 2019.

(3)	This column represents the aggregate grant date fair value of equity awards granted in 2019, calculated in accordance with FASB ASC Topic 718.
Narrative Disclosure Relating to the “2019 Summary Compensation Table” and the “2019 Grants of Plan-Based Awards” Table
For more information regarding the change in control severance agreements with the participating NEOs, refer to “Potential Payments Upon Termination or Change in Control” below.  For information regarding the amount of salary and bonus compensation in proportion to total compensation, see “2019 Compensation Mix” above.

Outstanding Equity Awards at 2019 Fiscal Year-End
The following “Outstanding Equity Awards at 2019 Fiscal Year-End” table summarizes the equity awards with respect to shares of our common stock that were held by our NEOs and outstanding as of December 31, 2019.

NAME	GRANT DATE	OPTION AWARDS				STOCK AWARDS
		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(1)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(1)
Mr. Young
SARs	12/18/2018	—	843,500 (2)	$20.00	12/18/2028	—	—	—	—
RSU	8/13/2019	—	—	—	—	600,000(3)	$2,184,000	—	—
Mr. Salamone
SARs	12/18/2018	—	168,700(2)	$20.00	12/18/2028	—	—	—	—
RSU	8/13/2019	—	—	—	—	200,000(3)	$728,000	—	—
Mr. Mostrom	—	—	—	—	—	—	—	—	—
Mr. Bartoli
Stock Options	6/13/2018	3,639	—	$41.70	6/13/2028	—	—	—	—
Mr. Caruso	—	—	—	—	—	—	—	—	—
Mr. Morgan
Stock Options	3/1/2016	1,239	—	$137.60	3/1/2026	—	—	—	—
Stock Options	3/6/2018	5,995	—	$41.70	3/6/2028	—	—	—	—
RSU	3/3/2017	—	—	—	—	624(4)	$2,271	—	—
RSU	8/14/2017	—	—	—	—	5,073(5)	$18,466	—	—
RSU	8/13/2019	—	—	—	—	150,000(6)	$546,000	—	—
RSU	10/8/2019	—	—	—	—	25,000(7)	$91,000	—	—
PSU	3/3/2017	—	—	—	—	—	—	2,791(8)	$10,159

(1)	Based on the closing market price of our common stock on December 31, 2019 of $3.64, as reported on the NYSE.

(2)	These awards of SARs are scheduled to vest on November 18, 2020.

(3)	These time-based RSUs are scheduled to vest on November 19, 2020.

(4)	These time-based RSUs are scheduled to vest on March 3, 2020.

(5)	These time-based RSUs are scheduled to vest on August 14, 2020.

(6)	These time-based RSUs are scheduled to vest in ratable installments on August 13, 2020, 2021 and 2022.

(7)	These time-based RSUs are scheduled to vest on October 8, 2021.

(8)
These performance-based stock units (“PSUs”) represent the right to receive a share of the Company’s common stock for each PSU that vests. The number of PSUs that vest depends upon the attainment of specified performance goals over a period beginning on January 1, 2017 and ending on December 31, 2019. The number of PSUs reported is based on achieving threshold performance levels. Following the end of the performance period, the PSUs were forfeited and cancelled due to the failure of the Company to achieve threshold performance.

In accordance with the terms of the 2015 LTIP, the Compensation Committee approved equitable adjustments to outstanding SARs in connection with the one-for-ten reverse stock split which became effective on July 24, 2019.
Such adjusted awards are subject to substantially the same vesting requirements and dates and other terms and conditions as the original awards to which they relate. The Compensation Committee also approved adjustments to the number of shares of the Company’s common stock available for awards under the 2015 LTIP and certain other award limits under the 2015 LTIP to reflect the impact of the rights offering and related transactions.
2019 Option Exercises and Stock Vested
The following “2019 Option Exercises and Stock Vested” table provides additional information about the value realized by our NEOs on exercises of option awards and vesting of stock awards with respect to our common stock during the year ended December 31, 2019.

NAME	OPTION AWARDS		STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)	VALUE REALIZED ON VESTING ($)
Mr. Young	—	—	—	—
Mr. Salamone	—	—	—	—
Mr. Mostrom	—	—	—	—
Mr. Bartoli	—	—	50,000	205,000
Mr. Caruso	—	—	—	—
Mr. Morgan	—	—	5,803	22,087

(1)
For each NEO, the amounts reported in the number of shares acquired on vesting column in the table above represent the aggregate number of shares of common stock acquired by the NEO in connection with RSUs under the 2015 LTIP that vested in 2019. The amounts reported in the value realized on vesting column were calculated by multiplying the number of shares acquired on the date of vesting by the closing price of our common stock on the date of vesting. The number of shares acquired in connection with the vesting of RSUs includes shares withheld by us in the amounts and for the NEOs reported below to satisfy the minimum statutory withholding tax due on vesting.

2019 Non-qualified Deferred Compensation
The following “2019 Non-qualified Deferred Compensation” table summarizes our NEOs’ compensation under the non-qualified defined contribution plans. None of the NEOs other than Mr. Morgan participated in either the Company’s Restoration Plan or SERP.

NAME	PLAN NAME	EXECUTIVE CONTRIBUTIONS IN 2019 ($)	REGISTRANT CONTRIBUTIONS IN 2019 ($)	AGGREGATE EARNINGS IN 2019 ($)(1)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT 12/31/19 ($)(1)
Mr. Morgan	Restoration Plan	—	—	$275.24	—	$1,872.65
	SERP	—	—	—	—	—

(1)
See the narrative disclosure that follows for information regarding the extent to which amounts reported in the contributions and earnings columns are reported as 2019 compensation in the “2019 Summary Compensation Table” and amounts reported in the “Aggregate Balance at 12/31/19” column previously were reported as compensation in our Summary Compensation Tables for previous years.

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
For 2019, participants could elect to defer the payment of certain compensation earned from the Company (as described below) under the SERP. Any amounts deferred by a participant are maintained in a notional account separate from the account into which the Company makes annual contributions. This separate account is referred to as a participant’s deferral account. Participants are 100% vested in their deferral accounts at all times.

No NEOs elected to make any deferrals under the SERP in 2019. In November 2019, the Compensation Committee elected to freeze all employee deferrals and Company contributions to the SERP with respect to compensation earned for services beginning on or after January 1, 2020.
RESTORATION PLAN
The Company’s Restoration Plan is an unfunded, non-qualified defined contribution plan through which the Company provides annual contributions to each participant’s notional accounts, which are referred to as a participant’s company matching account and company service-based account. Participants include the participating NEOs whose base salary exceeds certain compensation limits imposed by the Code. Benefits under the Restoration Plan are based on a participant’s vested percentage in his or her notional account balance at the time of distribution. Each participant generally vests 100% in his or her company matching account and company service-based account upon completing three years of service with the Company, subject to accelerated vesting for death, disability, termination by the Company without cause or retirement, or on a change in control. Effective July 1, 2018, the Company discontinued any further service-based contributions to the Restoration Plan.
Participants may elect to defer the payment of certain compensation earned from the Company or its subsidiaries (as described below) that is in excess of limits imposed by the Code under the Company’s Restoration Plan. Participants are 100% vested in their deferral accounts at all times.
No NEOs elected to make any deferrals under the Restoration Plan in 2019. In November 2019, the Compensation Committee elected to freeze all employee deferrals and Company contributions to the Restoration Plan with respect to compensation earned for services beginning on or after January 1, 2020.
EXECUTIVE CONTRIBUTIONS IN 2019
Under the SERP, an officer selected by the Compensation Committee may elect to defer up to 50% of his or her annual salary and/or up to 100% of any bonus earned in any plan year and a member of the Board may elect to defer up to 100% of his or her retainers and fees earned in any plan year. Although participants were permitted to contribute all or a portion of their 2019 MIP bonuses to their SERP accounts, the amounts reported in this table as “Executive Contributions in 2019” do not include any contributions of any 2019 MIP awards. Amounts reported in this column for each NEO are reported as “Salary” for each NEO in the “2019 Summary Compensation Table” above.
The Company’s Restoration Plan allows participants to defer a percentage of their base salary in excess of the Code's Section 401(a)(17) compensation limit, and receive company matching contributions with respect to those deferrals.
COMPANY CONTRIBUTIONS IN 2019
The Company makes annual notional contributions to participating NEOs’ SERP company accounts equal to a percentage of the NEO’s prior-year compensation, as determined by the Compensation Committee. Under the terms of the SERP, the contribution percentage may not be the same for all participants. Additionally, the Compensation Committee may approve a discretionary contribution to a participant’s account at any time. In light of the Company’s recent financial performance, the Compensation Committee determined not to make any contributions to the SERP on behalf of the participating NEOs for 2019.
Under the Company’s Restoration Plan, the Company makes notional matching and service-based contributions to each eligible participant’s Company matching account and service-based account, respectively. Any Restoration Plan participants who have elected to make deferral contributions under the Restoration Plan are credited with a Company matching contribution equal to 50% of the first 8% of their deferral contribution. Prior to June 30, 2018, for each participant in the Restoration Plan who was not eligible to participate in the Company’s pension plans, the Company also made a cash service-based contribution to the participant’s company service-based account. The amount of this service-based contribution was based on a percentage of the participant’s eligible compensation in excess of the Code limit and ranged between 3% and 8%, depending on the participant’s years of service. This service-based contribution was made regardless of whether the participant elected to make deferral contributions under the Company’s Restoration Plan. Beginning July 1, 2018, the Company did not make any additional service-based contributions to the Restoration Plan. All 2019 Company contributions are included in the “2019 Summary Compensation Table” as “All Other Compensation.”
AGGREGATE EARNINGS IN 2019
The amounts reported in this column for the SERP and Restoration Plan represent hypothetical amounts of earnings or losses and dividends credited during 2019 on all accounts for each NEO under the Company’s SERP and Restoration

Plan. Under these plans, each participant elects to have his or her notional accounts hypothetically invested in one or more of the investment funds designated by the Compensation Committee. Each participant’s notional accounts are credited and debited to reflect gains and losses on the hypothetical investments. These gains and losses are not reported as compensation in the “2019 Summary Compensation Table.”
AGGREGATE BALANCE AT DECEMBER 31, 2019
The aggregate balance of a participating officer’s notional SERP account consists of contributions made by the Company to the officer’s Company account, deferrals by the officer to his or her deferral account and hypothetical credited gains or losses on those accounts. The aggregate balance of a participating officer’s notional Restoration Plan account consists of contributions made by the Company to the officer’s Company matching account and company service-based account, deferrals by the officer to his or her deferral account, and hypothetical gains or losses on those accounts. The balances shown represent the accumulated account values (including gains and losses) for each NEO as of December 31, 2019. Each of the participating NEOs was 100% vested in their SERP balances as shown above. Each of the participating NEOs is 100% vested in their Restoration Plan balance as shown above. Portions of the amounts in this column were reported as compensation in our Summary Compensation Tables for previous years.
DEFERRED RESTRICTED STOCK UNITS UNDER LTIP
Under the terms of the 2015 LTIP, the Compensation Committee has the discretion to permit selected participants to defer all or a portion of their stock awards. These deferred RSUs will be paid by the Company in the form of Company common stock. All of the amounts reported for the 2015 LTIP in the “Aggregate Balance at 12/31/19” column were reported as compensation to the NEO in the “2019 Summary Compensation Table” or in Summary Compensation Tables for previous years.
Potential Payments Upon Termination or Change In Control
The following table shows potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due in the event of a change in control or termination of employment of our NEOs, assuming a December 31, 2019 termination date. Where applicable, the amounts listed below use the closing price of the Company’s common stock of $3.64 (as reported on the NYSE) as of December 31, 2019. These tables do not reflect amounts that would be payable to the NEOs pursuant to benefits or awards that are already vested.
Except as otherwise indicated, amounts reported in the below tables for SARs, time-based RSUs and PSUs represent the value of unvested and accelerated shares or units, as applicable, calculated by:

•
for SARs: multiplying the number of accelerated stock options or SARs by the difference between the exercise price or base price and $3.64 (the closing price of the Company’s common stock on December 31, 2019); and

•	for RSUs and PSUs: multiplying the number of accelerated units by $3.64 (the closing price of the Company’s common stock on December 31, 2019).
For NEOs who actually departed from the Company during 2019, we have provided information regarding the actual compensation and benefits that they accrued based on such departures at the end of this “Potential Payments Upon Termination or Change In Control” section.

NAME	TERMINATION SCENARIO	CASH ($)	ACCELERATED VESTING OF EQUITY AWARDS ($)	HEALTH AND WELFARE BENEFITS ($)	OUTPLACEMENT SERVICES	TOTAL ($)
Mr. Young	Termination Without Cause/For Good Reason	—	—	—		—
	Change in Control	—	2,070,000	—		2,070,000
	Death/Disability	—	2,070,000	—		2,070,000

Mr. Salamone	Termination Without Cause/For Good Reason	475,000	—	—		475,000
	Change in Control	475,000	690,000	—		1,165,000
	Death/Disability	—	690,000	—		690,000

Mr. Bartoli	Termination Without Cause/For Good Reason	777,500	—	—		777,500
	Change in Control	777,500	—	—		777,500
	Death/Disability	—	—	—		—

Mr. Caruso	Termination Without Cause/For Good Reason	—	—	—		—
	Change in Control	—	—	—		—
	Death/Disability	—	—	—		—

Mr. Morgan	Termination Without Cause/For Good Reason	475,000	15,452	4,901	12,000	507,353
	Change in Control	2,375,000	667,896	77,216	12,000	3,132,112
	Death/Disability	475,000	667,896	4,901		1,147,797

THIRD-PARTY COMPENSATION ARRANGEMENTS – Messrs. Young and Caruso
As noted above, the services of Mr. Young are provided pursuant to a consulting arrangement with the B. Riley Affiliate and the services of Mr. Caruso are provided pursuant to a consulting arrangement with Alzarez & Marshall. Neither consulting arrangement provides for any severance or benefits upon a cessation of services.
In addition to his respective consulting arrangement, Mr. Young may be eligible for acceleration of any SARs or RSUs in accordance with the terms of the LTIP, described below.
EXECUTIVE EMPLOYMENT AGREEMENTS – Messrs. Salamone and Bartoli
The Company has entered into executive employment agreements with each of Messrs. Salamone and Bartoli, each dated November 19, 2019. Under each such employment agreement, in the event of a termination of the Company other than for “cause” (as defined in such agreement) or by the executive for “good reason” (as described below), such executive shall be entitled to continuation of base salary for a period equal to (i) the greater of 52 weeks or the remainder of the initial term ending November 19, 2020, in the case of Mr. Salamone or (ii) the remainder of the term ended November 19, 2020, in the case of Mr. Bartoli. Receipt of the severance benefits under the employment agreements of Messrs. Salamone and Mr. Bartoli is subject to the executive delivering a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants.
Neither employment agreement provides for enhanced severance protection in the event of a termination of employment following a change in control.
“Good Reason” for purposes of each of Mr. Salamone and Mr. Bartoli’s employment agreements generally means (i) a reduction in the executive’s base salary (consisting of a reduction of more than 20% with respect to Mr. Salamone), (ii) the Company requiring the executive to relocate his primary residence, (iii) a material adverse change or material diminution in the executive’s duties, responsibilities, functions or status within the Company resulting in the executive no longer reporting directly to the CEO.

EXECUTIVE SEVERANCE PLAN– Mr. Morgan
The Company maintains an executive severance plan pursuant to which participating NEOs are eligible to receive certain severance benefits in case of an involuntary termination without “cause,” including a termination for “good reason.”
Severance. The severance payment reported for Mr. Morgan represents salary continuation payments equal to 52 weeks of base salary as in effect on the date of termination. Receipt of the severance benefits under the Executive Severance Plan is generally subject to executing a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants
Reimbursement of Health Care Premiums. Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, Mr. Morgan would be entitled to reimbursement of the employer share of the “applicable premium” for continuation coverage under COBRA for the medical, dental and/or vision benefits in effect for the participating NEO and his qualified beneficiaries as of the date of termination for a period of three months. The amounts reported were determined by multiplying the monthly employer cost of 2019 medical, dental and/or vision benefits for the participating NEO and his qualified beneficiaries by three. Our Executive Severance Plan no longer provides for extended availability of COBRA coverage beyond 18 months. These payments are subject to the same conditions described above for severance payments.
Financial Planning. If the participating NEO is terminated for any reason other than cause and he participated in the Company’s financial planning services as of December 31, 2019, our agreement with the financial planning service provider provides for financial planning benefits until June 30th of the year following the year in which the termination without cause occurred, so long as the services are not earlier terminated for all similarly situated employees. Mr. Morgan did not participate in the financial planning benefit during 2019.
Outplacement Services. Mr. Morgan would be entitled to 12 months of employer-paid outplacement services under our Executive Severance Plan following his termination by the Company for reasons other than cause. The amount reported represents the cost the Company would incur to engage our third-party service provider for 12 months of executive outplacement services.
CHANGE IN CONTROL SEVERANCE AGREEMENT– Mr. Morgan
The Company has change in control agreements with various officers, including Mr. Morgan. Generally, under the Company’s change in control agreements and certain other compensation arrangements, if an NEO is terminated within two years following a change in control either (1) by the Company for any reason other than cause or death or disability, or (2) by the NEO for good reason (in each case, a “qualifying termination”), the NEO is entitled to receive:

•	accelerated vesting in the executive’s SERP and Restoration Plan accounts;

•	accelerated vesting in any outstanding equity awards;

•	a cash severance payment;

•	a prorated target MIP payment;

•	payment of the prior year’s MIP payment, if unpaid at termination;

•	a cash payment representing health benefits coverage costs; and

•	continued financial planning services.
In addition to these payments, the NEO would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary and earned but unused vacation and reimbursements.
Severance. The severance payment made to Mr. Morgan in connection with a qualifying termination following a change in control is a cash payment equal to two times the sum of (1) the executive’s annual base salary prior to termination and (2) the same annual base salary multiplied by the executive’s target annual incentive compensation percentage for the year in which the termination occurs. Assuming a termination as of December 31, 2019, the severance payment on a qualifying termination following a change in control would have been calculated based on the following for Mr. Morgan: $475,000 base salary and $475,000 target annual incentive compensation (100% of his annual base salary).

Benefits. The amounts reported represent three times the full annual cost that would be payable by the NEO for continuation of coverage for medical, dental and vision benefits if elected by the NEO for himself and his eligible dependents under COBRA for the year ended December 31, 2019, which would be paid in a lump sum.
MIP Payment. Depending on the timing of the termination relative to the payment of an MIP award, the applicable executive could receive up to two MIP payments in connection with termination resulting from a change in control, as follows:

•
If an MIP award for the year prior to termination is paid to other MIP participants after the date of the executive’s termination, the executive would be entitled to receive the actual amount of the award determined under the MIP for such prior year (without the exercise of any downward discretion). The 2018 MIP awards were paid before December 31, 2019. As a result, no payment would have been due to our NEOs in this respect.

•
The executive would be entitled to an MIP payment equal to the product of the NEO’s annual base salary multiplied by such NEO’s MIP target percentage, with the product prorated based on the number of days the NEO was employed during the year in which the termination occurs. We have assumed for purposes of this disclosure that, in the event of a December 31, 2019 termination date, each NEO would have been entitled to a MIP payment equal to 100% of his 2019 target MIP, as in effect immediately prior to the date of termination.

Financial Planning. Under the terms of the agreement with the Company’s financial planning service provider, each NEO is entitled to financial planning benefits until June 30th of the year following the year of a change in control, so long as the agreement has not been earlier terminated. Mr. Morgan did not participate in this benefit. The amounts reported in this column represent the fee that would be required to be paid for each such NEO to receive such benefits. “Change of control” is not defined under the agreement.
Tax Reimbursements. The change in control agreements do not provide for any tax reimbursement on the benefits. Instead, the agreements contain a “modified cutback” provision, which acts to reduce the benefits payable to a NEO to the extent necessary so that no excise tax would be imposed on the benefits paid, but only if doing so would result in the NEO retaining a larger after-tax amount.
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

TREATMENT OF LONG TERM INCENTIVE AWARDS UNDER PLAN
Under the terms of the awards outstanding, all unvested RSU and PSU would become vested on a qualifying termination following a change in control (for PSUs, at target levels). Under the Company’s 2015 LTIP, a “change in control” occurs under the same circumstances described above with respect to the Company’s change in control agreements.
With respect to 2019 SAR awards to the B. Riley Affiliate, if the service of the B. Riley Affiliate is terminated by the Company prior to the end of the Term (as defined in the consulting agreement) for any reason other than “cause” or if the B. Riley Affiliate’s service is terminated prior to the end of the Term upon the mutual agreement of the B. Riley Affiliate and the Company, then 100% of the SARs will vest as of the date of such termination and will remain exercisable until the second anniversary of the day of such termination. Such 2019 SAR awards would also vest in full upon a change in control on written notice to the grantee by the Company, provided that the share price paid or deemed paid in the change in control transaction is greater than or equal to the share price goal applicable to the SARs.
The Company also granted Mr. Salamone a cash-settled SAR that vests after two years of service by Mr. Salamone, including his time serving as Executive Vice President of Finance prior to his appointment as chief financial officer. After vesting, the stock appreciation right will be exercisable (i) with respect to up to 1,265,000 shares of the Company’s common stock, during the first ten business days subsequent to a calendar quarter in which the weighted average price of the Company’s common stock for such calendar quarter (the “FMV”) is at least $2.25 per share and (ii) with respect to up to an additional 422,000 shares of the Company’s common stock, during the first ten business days subsequent to a calendar quarter in which the FMV of the Company’s common stock for such calendar quarter is at least $2.50 per share. Upon exercise, the amount of cash to be paid will equal the product obtained by multiplying the applicable number of shares of the Company’s common stock being exercised by the difference obtained by subtracting $2.00 from the applicable FMV.
Executives are entitled to acceleration of unvested RSUs in the event that employment is terminated by reason of a Reduction in Force (as defined in the applicable RSU agreement) on or after the first anniversary of the date of grant, then (i) 25% of the then-remaining outstanding RSUs will vest on the date of such termination if the termination occurs prior to the second anniversary of the date of grant and (ii) 50% of the then remaining outstanding RSUs will vest on the date of such termination if the termination occurs on or after the second anniversary of the date of frant. The term “Reduction in Force” means a termination of employment under circumstances that would result in the payment of benefits under The Babcock & Wilcox Employee Severance Plan or a successor plan (as may be amended) whether or not you are a participant in such plan, termination of employment in connection with a voluntary exit incentive program, or termination of employment under other circumstances which the Committee designates as a reduction in force.
Executives are entitled to full acceleration of unvested RSUs in the event of a termination of employment due to death or disability, or upon a termination of employment by the Company other than for “cause” or by the executive for “good reason”, in each case within two years following a change in control (each as defined above).
SERP AND RESTORATION PLAN
Under the terms of the SERP, an executive’s Company account fully vests on, among other events, a change in control or the executive’s death or disability. Mr. Morgan was 100% vested in his Company accounts as of December 31, 2019. Accordingly, none of the amounts in his Company matching accounts and Company service-based accounts would be subject to accelerated vesting.
Under our Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, a change in control or the date of the executive’s death or disability. Mr. Morgan is 100% vested in his Restoration Plan accounts as of December 31, 2019. Accordingly, none of the amounts in his Company matching accounts and Company service-based accounts would be subject to accelerated vesting.

NEO TERMINATION EVENTS IN 2019
As noted above, Mr. Mostrom stepped down as interim CFO of the Company effective February 1, 2019. In accordance with the Company’s arrangement with Alvarez & Marshall, Mr. Mostrom was not entitled to any payments or benefits upon termination, other than accrued and unpaid retainer fees due to Alvarez & Marshall.
CEO PAY RATIO
We identified our employee (the “Median Employee”) who we estimate received the median of total compensation for all employees of the Company and its consolidated subsidiaries (the “Median Annual Compensation”) using our employee population as of December 31, 2019 (the “Determination Date”), for purposes of the pay ratio disclosure in this Annual Report. As of the Determination Date, the applicable employee population consisted of 2,801 global full-time, part-time, temporary and seasonal employees employed by us or our consolidated subsidiaries. Our employee population as of the Determination Date is significantly less than as of December 31, 2018 (the determination date used for last year’s pay ratio disclosure) primarily as the result of divestitures and reductions in force during 2019. As permitted under applicable SEC rules, we excluded employees of our joint ventures in China and India (not under the de minimis exception), and independent contractors paid by third parties. We did not exclude any other non-U.S. employees and did not exclude any employees of businesses acquired by us or combined with the Company. In addition, we did not utilize any statistical sampling or cost-of-living adjustments for purposes of this pay ratio disclosure. We used a consistently applied compensation measure across this employee population to identify the Median Employee. For our consistently applied compensation measure, we used total cash compensation, which consisted of salary, bonus and vested incentive compensation awards but excluded the value of health and welfare benefits, for the period beginning on January 1, 2019 and ending on December 31, 2019. The majority of our employee population receive base salary (paid on an hourly, weekly or biweekly basis) along with the potential for an annual cash bonus. As a result, total cash compensation provides an accurate depiction of total earnings for the purpose of identifying our Median Employee. A portion of our employee population identified above worked for less than the full fiscal 2019 due to commencing employment after January 1, 2019 or commencing an unpaid leave of absence during 2018. In determining the Median Employee, we annualized the total cash compensation for such individuals (but avoided creating full-time equivalencies).
We calculated the Median Employee’s compensation for 2019 in the same manner as the NEOs in the “2019 Summary Compensation Table.”
We estimate that the Median Annual Compensation was $51,019. On an annualized basis, Mr. Young’s 2019 total compensation was $5,976,000. Accordingly, the ratio of Mr. Young’s 2019 total compensation to the Median Annual Compensation is approximately 117:1. In order to annualize Mr. Young’s 2019 total compensation, we used the monthly amount paid to the B. Riley Affiliate ($62,500) pursuant to a consulting agreement. We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described above.
COMPENSATION OF DIRECTORS
The compensation reflected below summarizes the compensation earned by or paid to our non-employee directors for services as members of the Board during fiscal year 2019. Directors who were also our employees did not receive any compensation for their service as directors.

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)	TOTAL ($)
Matthew E. Avril	$185,000	$95,000	$280,000
Thomas A. Christopher(1)	$23,750	$—	$23,750
Cynthia S. Dubin	$100,000	$95,000	$195,000
Brian R. Kahn	$85,000	$95,000	$180,000
Anne R. Pramaggiore(1)	$21,250	$-	$21,250
Kenneth M. Siegel	$95,000	$95,000	$190,000
Alan B. Howe	$95,000	$95,000	$190,000
Bryant R. Riley	$—	$—	$—

(1)	Mr. Christopher and Ms. Pramaggiore resigned as directors effective April 26, 2019.

Fees Earned or Paid in Cash
Under our current director compensation program, which was recommended by the Compensation Committee and approved by the Board, non-employee directors are eligible to receive an annual retainer of $85,000, paid in quarterly installments and prorated for partial terms.
The chairs of Board committees, and any Lead Independent Director or independent Chairman of the Board, received additional annual retainers, paid in quarterly installments, as follows (prorated for partial terms):

•	the chair of the Audit and Finance Committee: $15,000;

•	the chair of each of the Compensation and Governance Committees: $10,000;

•	the Lead Independent Director (if any): $20,000; and

•	the Chairman (if any): $100,000.
Under our Supplemental Executive Retirement Plan (the “SERP”), each non-employee director may elect to defer the payment of up to 100% of his or her annual retainer and fees. Amounts elected to be deferred are credited as a bookkeeping entry into a notional account, which we refer to as a deferral account. The balance of a director’s deferral account consists of deferral contributions made by the director and hypothetical credited gains or losses attributable to investments elected by the director, or by our Compensation Committee if the director fails to make investment elections. Directors are 100% vested in their deferral accounts at all times. No director made a deferral election with respect to his or her cash retainers in 2019.
Stock Awards
Our stock ownership guidelines require that non-employee directors own stock valued at five times their annual retainer, and they have five years from the date of joining the Board to acquire the required number of shares. All directors are currently in compliance with our stock ownership guidelines.
In addition to the cash payments provided to our directors, our practice has been for each non-employee director to receive an annual stock award in the form of a number of fully vested shares equal to $95,000 divided by the closing price of our common stock on the grant date, rounded down to the nearest whole share (and prorated for partial terms). Consistent with this practice, the amounts reported in the “Stock Awards” column represent the grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718 for these grants made in 2019. For Messrs. Avril, Bartoli, Howe and Kahn, and for Ms. Dubin, the grant date fair values for their stock awards were generally determined using the closing price of our common stock ($3.71) on the date of grant (August 13, 2019). Under our 2015 LTIP, directors may elect to defer payment of all or a portion of their stock awards, but none of the directors elected to do so.
Outstanding Option Awards
As of December 31, 2019, the following non-employee directors held the following numbers of outstanding stock options, each with an exercise price of $41.70 per share: Mr. Avril, 3,639; Mr. Christopher, 3,639; Ms. Dubin, 3,639; Mr. Kahn, 3,639; Ms. Pramaggiore 3,639; and Mr. Siegel, 2,729.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our common stock by the following:

•	each stockholder who beneficially owns more than 5% of our common stock;

•	each current executive officer named in the 2019 Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers, director nominees and directors as a group.
For the institutional beneficial owners listed below, we have based their respective number of shares of our common stock beneficially owned on the most recently reported Schedule 13D or 13G filed by such owners.
For the executive officers and directors listed below, we have based their respective number of shares of our common stock on the number of shares beneficially owned as of April 22, 2020 (unless noted otherwise). The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The mailing address for each of the directors and executive officers is 1200 East Market Street, Suite 650, Akron, Ohio 44305.

NAME OF BENEFICIAL OWNER	COMMON STOCK: NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS[1]	OWNERSHIP OF OTHER SECURITIES	PERCENT OF CLASS[1]
5% STOCKHOLDERS:
Vintage Capital Management, LLC[2]	15,704,744	33.8%	-	*
B. Riley Financial, Inc.[3]	8,578,274	18.5%	1,666,667	3.6%
NAMED EXECUTIVE OFFICERS, DIRECTORS AND DIRECTOR NOMINEES:
Kenneth M. Young	29,240	*	-	*
Louis Salamone Jr.	23,842	*	-	*
Matthew E. Avril[4]	70,886	*	-	*
Henry E. Bartoli[5]	56,767	*	-	*
Cynthia S. Dubin[6]	44,104	*	-	*
Alan B. Howe	25,606	*	-	*
Brian R. Kahn[7]	15,730,350	33.9%	-	*
Bryant R. Riley[8]	8,844,322	19.1%	1,666,667	3.6%
Kenneth M. Siegel[9]	28,335	*	-	*
Jimmy B. Morgan[10]	16,500	*	-	*
Robert M. Caruso	-	*	-	*
All Directors, Director Nominees and Executive Officers as a group (12 persons)[11]	24,874,072	53.6%	1,666,667	3.6%
*    Represents less than 1.0 percent

(1)	Percent is based on 46,407,120 outstanding shares of our common stock on April 22, 2020.

(2)
As reported on Schedule 13D/A filed with the SEC on July 24, 2019. The Schedule 13D/A reports beneficial ownership of 15,703,920 shares of our common stock by Vintage Capital Management, LLC and Kahn Capital Management, LLC, which each have sole voting power over zero shares and shared voting and dispositive power over 15,703,920 shares. The Schedule 13D/A reports beneficial ownership of 15,708,383 shares of our common stock by Brian R. Kahn who has sole voting and dispositive power over 4,463 shares and shared voting and dispositive power over 15,703,920 shares. The reporting person’s address is 4705 S. Apopka Vineland Road, Suite 206, Orlando, FL 32819. Each number of shares in this footnote has been adjusted for the Company’s one-for-ten reverse stock split of our common stock on July 24, 2019.

(3)
As reported on Schedule 13D/A filed with the SEC on July 29, 2019. The Schedule 13D/A reports beneficial ownership of 8,578,274 shares of our common stock by B. Riley Financial, Inc. which has shared voting and dispositive power over 8,578,274 shares.  The Schedule 13D/A reports beneficial ownership of 1,859,423 shares of our common stock by B. Riley FBR, Inc. which has shared voting and dispositive power over 1,859,423 shares. The Schedule 13D/A reports beneficial ownership of 1,985,889 shares of our common stock by B. Riley Capital Management, LLC, BRC Partners Opportunities Fund, LP and BRC Partners Management GP, LLC, which each have shared voting and dispositive power over 1,985,889 shares.  The Schedule 13D/A reports beneficial ownership of 8,808,186 shares of our common stock by Bryant R. Riley, who had sole voting and dispositive power over 145,488 shares and shared voting and dispositive power over 8,662,698 shares. The reporting person’s address is 21255 Burbank Blvd., Suite 400, Woodland Hills, CA  91367. B. Riley Financial, Inc. also beneficially owns 1,666,667 shares of our common stock issuable upon exercise of warrants issued to affiliates of B. Riley FBR, Inc. as part of a series of equitization transactions described in this amendment to our Annual Report on Form 10-K on July 23, 2019.

(4)	Shares owned by Mr. Avril include 3,639 shares of common stock that he may acquire on the exercise of stock options.

(5)	Shares owned by Mr. Bartoli include 3,639 shares of common stock that he may acquire on the exercise of stock options.

(6)	Shares owned by Ms. Dubin include 3,639 shares of common stock that he may acquire on the exercise of stock options.

(7)	Shares owned by Mr. Kahn also include shares beneficially owned by Vintage Capital Management, LLC, as disclosed in footnote 2 above.

(8)
Shares owned by Mr. Riley include shares beneficially owned by B. Riley Financial, Inc., as disclosed in footnote 3 above. As reported on Schedule 13D/A filed with the SEC on July 29, 2019, Mr. Riley’s beneficial ownership of 229,912 shares consists of (i) 84,424 shares held jointly with his wife, Carleen Riley, (ii) 14,781 shares held as sole custodian for the benefit of Abigail Riley, (iii) 14,781 shares held as sole custodian for the benefit of Charlie Riley, (iv) 14,781 shares held as sole custodian for the benefit of Eloise Riley, (v) 12,794 shares held as sole custodian for the benefit of Susan Riley, (vi) 50,998 shares held as sole trustee of the Robert Antin Children Irrevocable Trust, (vii) 37,353 shares held in Mr. Riley’s 401(k) account, and (viii) 8,578,274 shares outstanding or issuable upon the exercise of warrants held directly by B. Riley Financial, Inc., BRC Partners Opportunities Fund, LP or B. Riley FBR, Inc. Mr. Riley disclaims beneficial ownership of the shares held by B. Riley Financial, Inc., BRC Partners Opportunities Fund, LP or B. Riley FBR, Inc., which are not directly owned or controlled by Mr. Riley.

(9)	Shares owned by Mr. Siegel include 2,729 shares of common stock that he may acquire on the exercise of stock options.

(10)	Shares owned by Mr. Morgan include 7,234 shares of common stock that he may acquire on the exercise of stock options.

(11)
Shares owned by all directors, director nominees and officers as a group include 24,998 shares of common stock that may be acquired on the exercise of stock options. Shares owned by Mr. Dziewisz include 4,118 shares of common stock that he may acquire on the exercise of stock options and 2.25 shares of common stock held in our Thrift Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	2,472,000	$22.49	97,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,472,000	$22.49	97,000

(1)	All of the securities disclosed in this column are available for future issuance other than upon the exercise of an option or right.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
The NYSE listing standards require the Board to consist of at least a majority of independent directors, and our Corporate Governance Principles require the Board to consist of at least a majority of independent directors and at least 66% independent directors who satisfy all NYSE listing standards for independence other than Section 303A.02(b)(iv) of the NYSE listed company manual. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with us. The Board has established categorical standards, which conform to the independence requirements in the NYSE listing standards, to assist it in determining director independence. These standards are contained in the Corporate Governance Principles found on our website at www.babcock.com under “Investors — Corporate Governance — Governance Documents.”
Based on these independence standards, the Board has determined that the following directors are independent and meet our categorical standards:

Matthew E. Avril	Cynthia S. Dubin
Alan B. Howe	Kenneth M. Siegel
Effective April 26, 2019, Thomas A. Christopher and Anne R. Pramaggiore resigned as directors. The Board previously determined that Thomas A. Christopher and Anne R. Pramaggiore were independent and met our categorical standards during the applicable periods that they served in 2019. Effective April 23, 2020, Henry E. Bartoli resigned from the Board. Mr. Bartoli will continue his role as Chief Strategy Officer of the Company.
In determining the independence of the directors, the Board considered transactions between us and other entities with which each of our directors are associated. Those transactions are described below, as well as the related party transactions discussed elsewhere in this amendment to our Annual Report on Form 10-K. None of these transactions was determined to constitute a material relationship with us with respect to any director held to be independent. Vintage designated Messrs. Avril and Siegel to serve on the Board, and B. Riley designated Messrs. Howe, Kahn and Riley to serve on the Board pursuant to the Investor Rights Agreement. Vintage and B. Riley are significant stockholders. B. Riley is also a significant lender to us and has also entered into a consulting agreement with us in connection with Mr. Young's appointment as our Chief Executive Officer.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to our Code of Business Conduct, all employees who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with us, supplies goods or services to us, or is our customer, are required to disclose to us and receive written approval from our Corporate Ethics and Compliance department prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the workplace. As a result, approval of the business is denied if we believe that the employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Corporate Ethics and Compliance department implements our Code of Business Conduct and related policies, and the Audit and Finance Committee of the Board is responsible for overseeing our Ethics and Compliance Program, including compliance with our Code of Business Conduct. The Board members are also responsible for complying with our Code of Business Conduct. Additionally, our Governance Committee is responsible for reviewing the professional occupations and associations of the Board members. Our Audit and Finance Committee also reviews transactions between us and other companies with which the Board members are affiliated. To obtain a copy of our Code of Business Conduct, please see the “Corporate Governance” section above.
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
The principal amount of the Tranche A-1 last-out term loans was $35.1 million, which included a $2.0 million up-front fee, transaction expenses and original issue discounts of 10.0%. The Tranche A-1 last-out term loans were incurred under our U.S. credit agreement and shared on a pari passu basis with the guaranties and collateral provided thereunder to the lenders under our U.S. revolving credit facility, provided, that all last-out term loans are subordinated in right of payment to the prior payment in full of all amounts owed to such other lenders.
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
In March 2019, we amended our U.S. credit agreement. This amendment provided $10.0 million in additional commitments from B. Riley under Tranche A-2 of last-out term loans. The Tranche A-2 last-out term loans were generally made on terms, including interest rate, maturity and prepayment, that were the same as the Tranche A-1 last-out term loans. The Tranche A-2 last-out terms loans did not include any fees or original issuance discount.
In April 2019, we again amended our U.S. credit agreement. This amendment provided (i) $150.0 million in additional commitments from B. Riley under Tranche A-3 of last-out term loans and (ii) an incremental uncommitted facility of up to $15.0 million, to be provided by B. Riley or an assignee. The proceeds from the Tranche A-3 last-out term loans were used to pay the amounts due under the Company’s settlement agreements covering certain European Vølund EPC loss contracts and for working capital and general corporate purposes.
Pursuant to the amendment, the Company paid an original issue discount of 3.2% of the gross cash proceeds of all Tranche A-3 last-out term loans incurred. The Company also paid B. Riley a structuring fee of $3.2 million and reimbursed B. Riley for $0.7 million of expenses in connection with financial advisory work provided by B. Riley in connection with the origination of the Tranche A-3 last-out term loans. After giving effect to the amendment, all outstanding tranches of last-out term loans under the Credit Agreement bore interest at a fixed rate per annum of 7.5% payable in cash and 8% payable in kind (“PIK”). In connection with the amendment, the maturity date for all last-out term loans was extended to December 31, 2020.
In connection with the amendment to the U.S. credit agreement and the extension of the Tranche A-3 last-out term loans, the Company, B. Riley and Vintage entered into a letter agreement (the “Letter Agreement”) on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the last-out term loans subject to, among other things, stockholder approval. Stockholder approval was received at the Company's 2019 annual stockholder meeting on June 14, 2019, and the equitization transactions were completed on July 23, 2019. These equitization transactions included:

•
A $50.0 million rights offering ("2019 Rights Offering") for which B. Riley FBR, Inc. agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 last-out term loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 last-out term loans.

•	$10.3 million of the proceeds of 2019 Rights Offering were used to fully repay Tranche A-2 of the last-out term loans including accrued paid-in-kind interest.

•
$31.5 million of the proceeds of the 2019 Rights Offering were used to partially prepay Tranche A-3 of the last-out term loans including paid-in-kind interest. The total prepayment of principal of Tranche A-3 of the last-out term loans was $39.7 million inclusive of the $8.2 million of principal value exchanged for common shares under the Backstop Commitment described above.

•
All $38.2 million of outstanding principal of Tranche A-1 of the last-out term loans including accrued paid-in-kind interest was exchanged for 12,720,785 shares of common stock (10,720,785 shares to Vintage and 2,000,000 shares to affiliates of B. Riley) at a price of $0.30 per share (the "Debt Exchange"). Prior to the Debt Exchange, $6.0 million of Tranche A-1 was held by affiliates of B. Riley and the remainder was held by Vintage.

•	1,666,667 warrants, each to purchase one share of our common stock at an exercise price of $0.01 per share were issued to B. Riley.
Immediately after completion of the equitization transactions, Tranches A-1 and A-2 of the last-out term loans were fully extinguished, and Tranche A-3 of the last-out term loans had a balance of $114.0 million, including accrued paid-in-kind interest, and were amended to bear interest at a fixed rate of 12.0% per annum payable in cash. During the years ended December 31, 2018 and 2019, we paid a total of $0.1 million and $1.9 million, respectively, of cash interest and $0.1 million and $2.9 million of PIK interest, respectively, under the Tranche A-1 last-out term loans, respectively. During the year ended December 31, 2019, we paid a total of $0.3 million of cash interest and $0.3 million of PIK interest under the Tranche A-2 last-out term loans, and $10.1 million of cash interest and $3.0 million of PIK interest under the Tranche A-3 last-out term loans, respectively.
In January 2020, we engaged B. Riley to act as financial advisor in connection with amendments to our U.S. credit agreement with our current lenders and broader negotiations with creditors to refinance our current senior debt and to extend certain maturities and deadlines.
On January 31, 2020, we entered into Amendment No. 20 to our U.S. credit agreement, which requires us to refinance our U.S. credit agreement on or prior to May 11, 2020. Amendment No. 20 also provides (i) $30.0 million of additional commitments from B. Riley under a new Tranche A-4 of last-out term loans and (ii) an incremental Tranche A-5 of last-out term loans to be extended prior to maturity of the last-out term loans under our U.S. credit agreement in the event certain customer letters of credit are drawn. The terms of the Tranche A-4 and Tranche A-5 last-out term loans are the same as the terms for the Tranche A-3 last-out term loans under our U.S. credit agreement. The proceeds from the Tranche A-4 last-out term loans may be used under the terms of Amendment No. 20 to support our growth, for working capital and general corporate purposes, and to reimburse up to $20,000 of expenses of B. Riley in connection with Amendment No. 20.
Pursuant to Amendment No. 20, the Company and the lenders also agreed upon a term sheet pursuant to which the Company would undertake to refinance our U.S. credit agreement and the Company and the lenders would amend and restate our U.S. credit agreement on the terms, among others, specified below (as amended and restated, the “Further Amended and Restated Credit Agreement”). Pursuant to this term sheet, the refinancing will consist of, among other things, the following:

•	At least $200.0 million of new debt or equity financing upon the effectiveness of the Further Amended and Restated Credit Agreement,

•	All debt relating to the refinancing (including the continuation of any existing term loans under our U.S. credit agreement) may not exceed $275.0 million in aggregate principal amount,

•
All debt relating to the refinancing must be issued on the same terms as the term loans under our U.S. credit agreement, provided that (i) the maturity date of such debt shall be six months after January 1, 2022, (ii) the interest on such debt may not exceed 12% per annum and (iii) the aggregate cash interest expense of such debt may not exceed $6.0 million in any fiscal quarter, and

•	Certain disqualifying stock instruments may not be issued.
The proceeds of the Refinancing must be used to repay in full the Company’s then-existing revolving credit loans and to refinance certain existing term loans. The obligations of our lenders to enter into the Further Amended and Restated Credit Agreement on the terms agreed as part of Amendment No. 20 are subject to various conditions as described in our public filings.

In connection with our entry into Amendment No. 20, on January 31, 2020, we also entered into a letter agreement with B. Riley (the "backstop commitment letter"), pursuant to which B. Riley agreed to (i) fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the refinancing to the extent such amounts have not been raised from third parties, and (ii) convert, or cause its applicable affiliates to convert, term loans into equity to the extent necessary to comply with the indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity. If B. Riley is called upon to fund such a shortfall, the terms of such debt or equity financing will comply with the terms of the refinancing described above.
Amendment No. 20 also, among other things, added a new event of default in the event of any amendment, supplement, waiver or modification without the written consent of the administrative agent under our U.S. credit agreement of, or certain breaches and defaults and failures to perform by B. Riley under, the backstop commitment letter.
Mr. Young, our Chief Executive Officer, has served as the President of B. Riley Financial, Inc. since July 2018. Mr. Young has also served as the Chief Executive Officer of B. Riley Principal Investment, an affiliate of B. Riley Financial, Inc., since October 2016. Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates, and pursuant to a consulting agreement between us and an affiliate of B. Riley Financial, Inc., we pay the affiliate in return for Mr. Young’s services as our Chief Executive Officer. See “Item 11. Executive Compensation - Compensation of Named Executive Officers” for additional information regarding the compensation paid for Mr. Young’s services.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the years ended December 31, 2019 and December 31, 2018, we paid Deloitte fees, including expenses and taxes, totaling $3,717,595 and $3,733,800 respectively, which are categorized below.

	2019	2018
Audit The Audit fees were for professional services rendered for the audits of the combined and consolidated financial statements of the Company, the audit of the Company’s internal control over financial reporting (2018 only), statutory and subsidiary audits, reviews of the quarterly combined and consolidated financial statements of the Company and assistance with review of documents filed with the SEC.	$3,707,995	$3,642,300
Audit-Related There were no Audit-Related fees.	$—	$—
Tax The tax fees were for professional services rendered for consultations on various U.S. federal, state and international tax compliance matters, as well as consultation and advice on various foreign tax matters.	$9,600	$91,500
All Other There were no other fees for services.	$—	$—
TOTAL	$3,717,595	$3,733,800
It is the policy of our Audit and Finance Committee to pre-approve all audit engagement fees, terms and services and permissible non-audit services to be performed by our independent registered public accounting firm.
Annually, the independent registered public accounting firm and the Chief Financial Officer present to the Audit and Finance Committee the anticipated services to be performed by the firm during the year. The Audit and Finance Committee reviews and, as it deems appropriate, pre-approves those services. The separate Audit, Audit-Related, Tax and All Other services and estimated fees are presented to the Audit and Finance Committee for consideration. The Audit and Finance Committee reviews on at least a quarterly basis the proposed services and fees for additional services that have occurred and are outside the scope of the services and fees initially pre-approved by the Audit and Finance Committee. In order to respond to time-sensitive requests for services that may arise between regularly scheduled meetings, the Audit and Finance Committee has pre-approved specific audit, audit-related, tax and other services and individual and aggregate fees for such services. The Audit and Finance Committee did not approve any audit, audit-related, tax or other services pursuant to the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act.

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).
4.2**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.30†
Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli (incorporated by reference to Exhibit 10.51 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

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

10.36
Amendment No. 4 dated September 20, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

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

10.45
Amendment No. 13 dated December 19, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.47 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

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

10.48‡
Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876))..

10.49‡
Amendment No. 17, dated August 7, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.50‡
Amendment No. 18, dated December 13, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

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

10.58
Amendment No. 21, dated March 27, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

21.1**	Significant Subsidiaries of the Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.
32.1**	Section 1350 certification of Chief Executive Officer.
32.2**	Section 1350 certification of Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
** Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020.
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

Signature	Title	Date

/s/ Kenneth M. Young	Chief Executive Officer
Kenneth M. Young	(Principal Executive Officer)	April 28, 2020

/s/ Louis Salamone	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Louis Salamone	(Principal Financial and Accounting Officer and Duly Authorized Representative)	April 28, 2020

/s/ Matthew E. Avril
Matthew E. Avril	Director	April 28, 2020

/s/ Cynthia S. Dubin
Cynthia S. Dubin	Director	April 28, 2020

/s/ Alan Howe
Alan Howe	Director	April 28, 2020

/s/ Brian R. Kahn
Brian R. Kahn	Director	April 28, 2020

/s/ Bryant Riley
Bryant Riley	Director	April 28, 2020

/s/ Kenneth Siegel
Kenneth Siegel	Director	April 28, 2020

Appendix A

Non-GAAP Financial Measures
Babcock and Wilcox Enterprises, Inc. (the “Company”) has supplemented net income/(loss) information determined in accordance with GAAP by providing adjusted EBITDA as a supplemental non-GAAP measure in this annual report to assist with evaluating performance. Disclosures of adjusted EBITDA presented herein should not be considered in isolation of, as a substitute for, or superior to, financial information prepared in accordance with GAAP, and such measure may not be comparable to those reported by other companies. When viewed in conjunction with GAAP results and the accompanying reconciliation, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. Management uses adjusted EBITDA as a financial performance measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. Management also uses adjusted EBITDA, together with other metrics, to set goals for and measure the performance of the business as a whole and segments of the business and to determine incentive compensation, as more fully described in ‘‘Compensation Discussion and Analysis-Key 2019 Compensation Decisions-Annual Cash Incentives.’’ Adjusted EBITDA does not purport to be an alternative to cash flows from operating activities as a measure of liquidity, and is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as tax payments, interest payments and debt service requirements. Further, adjusted EBITDA does not purport to be an alternative to net income as a measure of operating performance. This measure, or measures similar to it, are also frequently used by analysts, investors and other interested parties to evaluate companies in the industry.
Adjusted EBITDA on a consolidated basis is defined as the sum of the adjusted EBITDA for each of the segments, less corporate costs and research and development costs. At a segment level, the adjusted EBITDA presented is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses on asset sales, mark to market (“MTM”) pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under the our revolving credit facility and other costs that may not be directly controllable by segment management and are not allocated to the segment.
The calculation of adjusted EBITDA has limitations as an analytical tool, including: (a) it does not reflect the Company’s cash expenditures, or future requirements for capital expenditures or contractual commitments; (b) it does not reflect changes in, or cash requirements for, the Company’s working capital needs; (c) it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on the Company’s indebtedness; (d) it does not reflect the Company’s tax expense or the cash requirements to pay the Company’s taxes; and (e) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and this measure does not reflect any cash requirements for such replacements.

Babcock & Wilcox Enterprises, Inc.
Reconciliation of Adjusted EBITDA(5)
(In millions)

	Twelve months ended December 31,
	2019	2018
Adjusted EBITDA (1)
Babcock & Wilcox segment (2)	$66.6	$59.5
Vølund & Other Renewable segment	(10.5)	(275.9)
SPIG segment	(2.4)	(53.3)
Corporate (3)	(17.6)	(24.2)
Research and development costs	(2.9)	(3.8)
	33.3	(297.7)

Restructuring activities and spin-off transaction costs	(11.7)	(16.8)
Financial advisory services	(9.1)	(18.6)
Settlement cost to exit Vølund contract (4)	(6.6)	—
Reserve for strategic change in China	—	(7.3)
Advisory fees for settlement costs and liquidity planning	(11.8)	—
Litigation settlement	(0.5)	—
Stock compensation	(3.4)	(4.4)
Goodwill and other intangible asset impairment	—	(40.0)
Impairment of equity method investment in TBWES	—	(18.4)
Gain on sale of equity method investment in BWBC	—	6.5
Depreciation & amortization	(23.6)	(28.5)
Gain (loss) on asset disposals, net	3.9	(1.5)
Operating income (loss)	(29.4)	(426.6)
Interest expense, net	(94.0)	(49.4)
Loss on debt extinguishment	(4.0)	(49.2)
(Loss) gain on sale of business	(3.6)	39.8
Net pension benefit before MTM	14.0	25.4
MTM gain (loss) from benefit plans	8.8	(67.5)
Foreign exchange	(16.6)	(28.5)
Other – net	0.3	0.3
Income (loss) before income tax expense	$(124.4)	$(555.8)

(1) Adjusted EBITDA, for the twelve months ended December 31, 2018, excludes stock compensation that was previously included in segment results and totals $1.3 million in the Babcock & Wilcox segment, $0.4 million in the Vølund & Other Renewable segment, $0.1 million in the SPIG segment, and $2.6 million in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

(2)
The Babcock & Wilcox segment adjusted EBITDA, for the twelve months ended December 31, 2018, excludes $25.4 million of net benefit from pension and other postretirement benefit plans, excluding MTM adjustments, that were previously included in the segment results. Beginning in 2019, net pension benefits are no longer allocated to the segments, and prior periods have been adjusted to be presented on a comparable basis.

(3)
Allocations are excluded from discontinued operations. Accordingly, allocations previously absorbed by the MEGTEC and Universal businesses in the SPIG segment have been included with other unallocated costs in Corporate, and total $11.4 million for the twelve months ended December 31, 2018.

(4)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminates our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

(5) Figures may not be clerically accurate due to rounding.