Form 10-Q
period 2020-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2020-05-15
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 13, 2020 was 46,407,555.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenues	$148,554	$231,936
Costs and expenses:
Cost of operations	114,628	201,067
Selling, general and administrative expenses	37,608	42,399
Advisory fees and settlement costs	4,239	13,610
Restructuring activities and spin-off transaction costs	1,951	6,079
Research and development costs	1,341	743
Gain on asset disposals, net	(915)	—
Total costs and expenses	158,852	263,898
Operating loss	(10,298)	(31,962)
Other (expense) income:
Interest expense	(22,091)	(11,134)
Interest income	40	559
Benefit plans, net	7,536	3,030
Foreign exchange	(9,326)	(10,153)
Other – net	(206)	420
Total other expense	(24,047)	(17,278)
Loss before income tax (benefit) expense	(34,345)	(49,240)
Income tax (benefit) expense	(810)	626
Loss from continuing operations	(33,535)	(49,866)
Income from discontinued operations, net of tax	1,913	—
Net loss	(31,622)	(49,866)
Net income attributable to non-controlling interest	96	101
Net loss attributable to stockholders	$(31,526)	$(49,765)

Basic and diluted loss per share - continuing operations	$(0.72)	$(2.71)
Basic and diluted earnings per share - discontinued operations	0.04	—
Basic and diluted loss per share	$(0.68)	$(2.71)

Shares used in the computation of (loss) earnings per share:
Basic and diluted (1)	46,403	18,359
(1) Basic and diluted shares at March 31, 2019 reflect the bonus element for the 2019 Rights Offering on July 23, 2019 and the one-for-ten reverse stock split on July 24, 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,
(in thousands)	2020	2019
Net loss	$(31,622)	$(49,866)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	2,380	10,260

Derivative financial instruments:
Unrealized (gains) losses on derivative financial instruments	—	(1,311)
Income tax benefit	—	(133)
Unrealized (gains) losses on derivative financial instruments, net of taxes	—	(1,178)
Derivative financial instrument losses (gains) reclassified into net loss	—	289
Income tax expense	—	65
Reclassification adjustment for losses (gains) included in net loss, net of taxes	—	224

Benefit obligations:
Amortization of benefit plan benefits	(246)	(356)

Other comprehensive income	2,134	8,950
Total comprehensive loss	(29,488)	(40,916)
Comprehensive income attributable to non-controlling interest	154	122
Comprehensive loss attributable to stockholders	$(29,334)	$(40,794)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$35,384	$43,772
Restricted cash and cash equivalents	11,001	13,169
Accounts receivable – trade, net	139,252	142,201
Accounts receivable – other	22,682	23,263
Contracts in progress	83,558	91,579
Inventories	60,713	63,103
Other current assets	24,588	27,044
Current assets held for sale	7,038	8,089
Total current assets	384,216	412,220
Net property, plant and equipment, and finance lease	94,803	97,053
Goodwill	46,961	47,160
Intangible assets	24,332	25,300
Right-of-use assets	12,185	12,498
Other assets	26,413	24,966
Non-current assets held for sale	7,199	7,322
Total assets	$596,109	$626,519

Revolving credit facilities	$—	$179,000
Last out term loans	—	103,953
Financing lease liabilities	787	—
Accounts payable	84,629	109,913
Accrued employee benefits	16,068	18,256
Advance billings on contracts	68,050	75,287
Accrued warranty expense	30,953	33,376
Operating lease liabilities	4,346	4,323
Other accrued liabilities	75,292	68,848
Current liabilities held for sale	8,286	9,538
Total current liabilities	288,411	602,494
Revolving credit facilities	185,000	—
Last out term loans	136,103	—
Pension and other accumulated postretirement benefit liabilities	251,355	259,272
Non-current finance lease liabilities	30,358	30,454
Non-current operating lease liabilities	8,092	8,388
Other non-current liabilities	20,404	20,850
Non-current liabilities held for sale	36	—
Total liabilities	919,759	921,458
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 46,407 and 46,374 at March 31, 2020 and December 31, 2019, respectively	4,703	4,699
Capital in excess of par value	1,143,490	1,142,614
Treasury stock at cost, 619 and 616 shares at March 31, 2020 and December 31, 2019, respectively	(105,716)	(105,707)
Accumulated deficit	(1,371,414)	(1,339,888)
Accumulated other comprehensive income	4,060	1,926
Stockholders' deficit attributable to shareholders	(324,877)	(296,356)
Non-controlling interest	1,227	1,417
Total stockholders' deficit	(323,650)	(294,939)
Total liabilities and stockholders' deficit	$596,109	$626,519

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	7	—	404	(22)	—	—	—	382
Balance at March 31, 2019	16,886	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019.

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(31,622)	$(49,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	4,208	7,306
Amortization of deferred financing costs, debt discount and payment-in-kind interest	9,877	5,695
Non-cash operating lease expense	1,223	1,543
Gains on asset disposals	(915)	—
Benefit from deferred income taxes, including valuation allowances	(424)	(175)
Mark to market (gains) losses and prior service cost amortization for pension and postretirement plans	(246)	42
Stock-based compensation, net of associated income taxes	880	404
Changes in assets and liabilities:
Accounts receivable	10,599	192
Contracts in progress	7,690	8,729
Advance billings on contracts	(7,321)	1,165
Inventories	1,286	(3,239)
Income taxes	(1,888)	(49)
Accounts payable	(26,451)	4,594
Accrued and other current liabilities	6,110	6,480
Accrued contract loss	(2,593)	(30,903)
Pension liabilities, accrued postretirement benefits and employee benefits	(10,258)	(594)
Other, net	4,384	10,980
Net cash used in operating activities	(35,461)	(37,696)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,394)	(288)
Purchases of available-for-sale securities	(6,352)	(6,036)
Sales and maturities of available-for-sale securities	3,420	957
Other, net	831	95
Net cash used in investing activities	(4,495)	(5,272)
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	70,200	71,200
Repayments of our U.S. revolving credit facility	(64,200)	(40,800)
Borrowings under Last Out Term Loan Tranche A-2	—	10,000
Borrowings under Last Out Term Loan Tranche A-4	30,000	—
Repayments under our foreign revolving credit facilities	—	(600)
Shares of our common stock returned to treasury stock	(9)	(22)
Debt issuance costs	(5,749)	(6,675)
Other, net	550	—
Net cash from financing activities	30,792	33,103
Effects of exchange rate changes on cash	(1,392)	72
Net decrease in cash, cash equivalents and restricted cash	(10,556)	(9,793)
Cash, cash equivalents and restricted cash, beginning of period	56,941	60,279
Cash, cash equivalents and restricted cash, end of period	$46,385	$50,486

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission ("SEC") instructions for interim financial information, and should be read in conjunction with our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

Going Concern Considerations

The accompanying Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2019 and March 30, 2020, the date we issued our 2019 Consolidated Financial Statements, we were in compliance with the terms of the agreements governing our debt and no events of default existed. However, the Company’s uncertainty regarding liquidity and the ability to refinance our credit agreement (as amended, the "Amended Credit Agreement") by May 11, 2020 represented conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements were issued, as we were not able to assert that it was probable that our plans when fully implemented would alleviate the events and conditions.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 180 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. While restrictions in some countries have begun to lessen, the Company's headquarters and the headquarters of our Babcock & Wilcox segment in Akron, Ohio, the headquarters of our Vølund & Other Renewable segment in Denmark and the headquarters of our SPIG segment in Italy (among other locations where the Company and its customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some employees can work remotely, many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have also been extended into next year. Additionally, out of concern for our employees, those who are uncomfortable returning to worksites due to the pandemic are not required to do so. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

Since January 1, 2020 and through the issuance of our 2019 Consolidated Financial Statements on March 30, 2020, we took the following actions, among others, and have successfully implemented, or are in the process of implementing the following:

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 19, No. 20 and No. 21 dated January 17, 2020, January 31, 2020 and March 27, 2020, respectively;

•
on January 31, 2020, received $30.0 million of additional gross borrowings from B. Riley Financial, Inc. (together with its affiliates, "B. Riley") under a new Tranche A-4 of Last Out Term Loans, as described in in Note 14;

•	on January 31, 2020, received an incremental Tranche A-5 of Last Out Term Loan commitment to be used in the event certain customer letters of credit are drawn, as described in Note 14;

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2020 by approximately $25.0 million and would increase contributions over the following five years. The Company cannot make any assurances that such waiver will be granted; and

•	on March 17, 2020, we fully settled the remaining escrow associated with the sale of Palm Beach Resource Recovery Corporation ("PBRRC") and received $4.5 million in cash.

In addition to the actions taken above, subsequent to March 30, 2020 we have taken the following actions:

•	on April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash;

•
in April 2020, as part of the Company’s recent response to the impact of the COVID-19 pandemic on its business, the Company has taken the following cash conservation and cost reduction measures which include:

◦temporary payroll reductions and unpaid furloughs for certain employees:

◦	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

◦	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;
◦suspension of our 401(k) match for U.S. employees for the remainder of 2020;

◦
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

◦	negotiating temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

◦	exploring options for government loans and programs in the U.S. and abroad that would be appropriate and available;

•
we elected to defer, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the contribution payment of $5.5 million for the 2020 Plan year that would have been made on April 15, 2020 related to our Pension Plan; and

•
on May 14, 2020, the Company entered into an agreement with its lenders amending and restating the Amended Credit Agreement, among the Company, Bank of America, N.A., as administrative agent (the "Administrative Agent") and lender, and the other lenders party thereto. The credit agreement, as amended and restated (the “A&R Credit Agreement”), among other amendments, extends the maturity date on the revolving credit facility to June 30, 2022 and the maturity date on the last out term loans (the "Last Out Term Loans") to December 30, 2022. Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley has also agreed to enter into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. For more information regarding the A&R Credit Agreement and the additional last out term loans being provided by B. Riley, see Note 23.

Based upon the terms of the A&R Credit Agreement and the cash conservation and cost reduction measures taken to date, the Company is projecting sufficient liquidity to fund future operations and to meet its obligations as they become due for at least one year following the date that these Condensed Consolidated Financial Statements are issued. As a result, the Company has concluded that conditions and events, considered in the aggregate, no longer raise substantial doubt about the entity’s ability to continue as a going concern.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest:

	Three months ended March 31,
(in thousands, except per share amounts)	2020	2019
Loss from continuing operations	$(33,439)	$(49,765)
Income from discontinued operations, net of tax	1,913	—
Net loss attributable to stockholders	$(31,526)	$(49,765)

Weighted average shares used to calculate basic and diluted earnings per share (1)	46,403	18,359

Basic and diluted loss per share - continuing operations	$(0.72)	$(2.71)
Basic and diluted earnings per share - discontinued operations	0.04	—
Basic and diluted loss per share	$(0.68)	$(2.71)
(1) Weighted average shares used to calculate basic and diluted earnings (loss) per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019

In July 2019, the Company completed the 2019 Rights Offering to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the three months ended March 31, 2019 was 16,881.

Because we incurred a net loss in the three months ended March 31, 2020 and 2019, basic and diluted shares are the same.
If we had net income in the three months ended March 31, 2020, diluted shares would include an additional 0.5 million shares.

We excluded 0.5 million and 0.3 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments summarized as follows:

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

	Three months ended March 31,
(in thousands)	2020	2019
Revenues:
Babcock & Wilcox segment
Retrofits	$29,648	$30,674
New build utility and environmental	6,551	68,907
Aftermarket parts and field engineering services	63,690	63,087
Industrial steam generation	23,557	47,010
Eliminations	(1,490)	(21,120)
	121,956	188,558
Vølund & Other Renewable segment
Renewable new build and services	11,813	29,533
Operations and maintenance services	3,498	560
Eliminations	(2)	(561)
	15,309	29,532
SPIG segment
New build cooling systems	7,002	21,006
Aftermarket cooling system services	4,339	8,171
Eliminations	(4)	(275)
	11,337	28,902

Eliminations	(48)	(15,056)
	$148,554	$231,936

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring and spin-off costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment.

Adjusted EBITDA for each segment is presented below with a reconciliation to loss before income tax.

	Three months ended March 31,
(in thousands)	2020	2019
Adjusted EBITDA (1)
Babcock & Wilcox segment	$10,654	$9,089
Vølund & Other Renewable segment	(3,293)	(8,789)
SPIG segment	(1,192)	658
Corporate	(4,143)	(4,591)
Research and development costs	(1,341)	(743)
	685	(4,376)

Restructuring activities and spin-off transaction costs	(1,951)	(6,079)
Financial advisory services	(929)	(3,958)
Settlement cost to exit Vølund contract (2)	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(2,614)	(3,077)
Litigation legal costs	(696)	—
Stock compensation	(712)	(591)
Loss from business held for sale	(788)	—
Depreciation & amortization	(4,208)	(7,306)
Gain on asset disposals, net	915	—
Operating loss	(10,298)	(31,962)
Interest expense, net	(22,051)	(10,575)
Net pension benefit before MTM	7,536	3,428
MTM loss from benefit plans	—	(398)
Foreign exchange	(9,326)	(10,153)
Other – net	(206)	420
Loss before income tax (benefit) expense	$(34,345)	$(49,240)
(1) Adjusted EBITDA, for the three months ended March 31, 2019, excludes stock compensation that was previously included in segment results and totals $0.1 million in the Babcock & Wilcox segment, $0.1 million in the Vølund & Other Renewable segment, and $0.4 million in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox segment, accounted for 31% and 18% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 69% and 82% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in our Vølund & Other Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

As of March 31, 2020, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception that has not been recorded for sales commission as a liability has not been incurred at that point.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$29,877	$29,877	$—	—%
Revenues recognized less billings to customers	53,681	61,702	(8,021)	(13)%
Contracts in progress	$83,558	$91,579	$(8,021)	(9)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$66,485	$76,468	$(9,983)	(13)%
Costs of revenue recognized less cost incurred	1,565	(1,181)	2,746	(233)%
Advance billings on contracts	$68,050	$75,287	$(7,237)	(10)%

Net contract balance	$15,508	$16,292	$(784)	5%

Accrued contract losses	$3,545	$6,139	$(2,594)	(42)%

Backlog

On March 31, 2020 we had $501.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 35.6%, 28.1% and 36.3% of our remaining performance obligations as revenue in the remainder of 2020, 2021 and thereafter, respectively.

Changes in Contract Estimates

In the three months ended March 31, 2020 and 2019, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Increases in gross profits for changes in estimates for over time contracts	$8,182	$9,525
Decreases in gross profits for changes in estimates for over time contracts	(4,845)	(9,396)
Net changes in gross profits for changes in estimates for over time contracts	$3,337	$129

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

In the three months ended March 31, 2020 and 2019, we recorded $0.1 million and $(4.1) million in net gains (losses), respectively, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the three months ended March 31, 2020 and 2019, we did not change our estimate of liquidated damages on these contracts. Total anticipated liquidated damages associated with these six contracts were $86.5 million and $88.6 million at March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined

£70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of March 31, 2020, the status of these six Vølund EPC loss contracts was as follows:

•
The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of March 31, 2020, this contract was approximately 99% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the three months ended March 31, 2020, we did not recognize additional contract losses. Our estimate at completion as of March 31, 2020 includes $8.9 million of total estimated liquidated damages. As of March 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.7 million. In the three months ended March 31, 2019, we did not recognize further charges on the contract. As of March 31, 2019, this contract had $3.6 million of accrued losses and was 97% complete.

•
The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of March 31, 2020, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three months ended March 31, 2020, we recognized additional contract losses of $0.1 million on this contract as a result of additional punch list and other commissioning costs. Our estimate at completion as of March 31, 2020 includes $18.7 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of March 31, 2020 and 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of March 31, 2020, we expect no future charges due to this contract and, accordingly, have no reserve for estimated contract losses. In the three months ended March 31, 2019, we recognized contract losses of $0.8 million on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. As of March 31, 2019, this contract had $1.4 million of accrued losses and was 98% complete.

•
The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of March 31, 2020, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three months ended March 31, 2020, we did not recognize additional contract losses. Our estimate at completion as of March 31, 2020 includes $6.6 million of total estimated liquidated damages due to schedule delays. As of March 31, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three months ended March 31, 2019, we did not recognize additional contract losses. As of March 31, 2019, this contract had $0.3 million of accrued losses and was 99% complete.

•
The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of March 31, 2020, this contract was approximately 100% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three months ended March 31, 2020, we recognized additional contract charges of $0.1 million on this contract due to changes in cost to complete remaining punch list and other close out items. Our estimate at completion as of March 31, 2020 includes $20.4 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of March 31, 2020 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of March 31, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three months ended March 31, 2019, we recognized additional contract losses of $0.3 million on this contract due to changes in estimated cost to complete remaining punch list and other close out items. Our estimates at completion as of March 31, 2019 also include contractual bonus opportunities for guaranteed higher power output. As of March 31, 2019, this contract had $0.8 million of accrued losses and was 99% complete.

•
The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of March 31, 2020, this contract was approximately 99% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminated all historical claims and remaining liquidated damages. Remaining items at March 31, 2020 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the three months ended March 31, 2020, our estimated loss on the contract improved by $0.3 million. Our estimate at completion as of March 31, 2020, includes $13.3 million of total estimated liquidated damages due to schedule delays. As of March 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.9 million. During the three months ended March 31, 2019, we recognized contract losses of $2.3 million due to a change in the estimate for subcontractor close out costs. As of March 31, 2019, this contract had $15.8 million of accrued losses and was 90% complete.

•
The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of March 31, 2020, this contract was approximately 99% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the three months ended March 31, 2020, we did not recognize additional contract losses. Our estimate at completion as of March 31, 2020 includes $18.7 million of total estimated liquidated damages due to schedule delays. As of March 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.2 million. In the three months ended March 31, 2019, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $0.8 million related to matters encountered in completing punch list items. As of March 31, 2019, this contract had $0.6 million of accrued losses and was 98% complete.

In the fourth quarter of 2019, one of our other Vølund renewable energy contracts turned into a loss contract (estimated loss of $0.2 million) due to the extension of time and other start-up costs associated with the completion of the trial operations run and turnover to the client. This contract was turned over to the client in October 2019.  During the three months ended March 31, 2020, we did not recognize additional contract losses and during the three months ended March 31, 2019, we recognized additional charges of $0.2 million on this contract.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the March 31, 2020 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost under various applicable insurance policies and from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

The Company is continuing to pursue other potential insurance recoveries and claims where appropriate and available.

Other Vølund Contract Settlement

In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. We made a payment of £5.0 million (approximately $6.6 million) on April 5, 2019 for the settlement which eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

SPIG's Loss Contracts

At March 31, 2020, SPIG had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the three months ended March 31, 2020 and 2019, we did not recognize additional charges on these contracts.

At March 31, 2020, the design and procurement are substantially complete, and construction is nearing completion on the first loss contract.  Overall, the contract is approximately 100% complete with only performance testing remaining which will be complete in the third quarter of 2020. As of March 31, 2020, we have no reserve for estimated contract losses. As of March 31, 2019, this contract had accrued losses of $2.0 million and was 86% complete. Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

At March 31, 2020, the design and procurement are nearing completion on the second loss contract.  Overall, the contract is approximately 89% complete and final completion is expected to be in the third quarter of 2020.  As of March 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.8 million related to this contract.  As of March 31, 2019, this contract had accrued losses of $0.1 million and was 97% complete. The percent completion declined at March 31, 2020 compared to the prior year period due to an increase in additional contract charges of $3.3 million recognized in late 2019 due to issues with the seismic design and fans.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials and supplies	$40,659	$42,685
Work in progress	7,224	7,502
Finished goods	12,830	12,916
Total inventories	$60,713	$63,103

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Land	$2,994	$2,998
Buildings	83,548	84,005
Machinery and equipment	152,021	154,016
Property under construction	7,063	6,204
	245,626	247,223
Less accumulated depreciation	180,844	180,562
Net property, plant and equipment	64,782	66,661
Finance lease	30,548	30,405
Less finance lease accumulated amortization	527	13
Net property, plant and equipment, and finance lease	$94,803	$97,053

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2020:

(in thousands)	Babcock & Wilcox Segment
Balance at December 31, 2019	$47,160
Currency translation adjustments	(199)
Balance at March 31, 2020	$46,961

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit and the Babcock & Wilcox Construction Company reporting unit, which are both included in the Babcock & Wilcox segment.

In the first quarter of 2020, our share price declined significantly, which we considered to be a triggering event for an interim goodwill assessment. We primarily attributed the significant decline in our share price to the current macroeconomic conditions and impacts COVID-19 will have on our operations. In the interim test, we compared the fair value of the reporting unit to its carrying value as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. Key Level 3 unobservable inputs in our valuation included cash flows and long-term growth rates reflective of management's forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 11.5% and 15.0% was used for the Babcock & Wilcox and Babcock & Wilcox Construction Company reporting units, respectively, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company specific risk factors. As a result of the impairment test, no impairment was indicated during the three months ended March 31, 2020.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Definite-lived intangible assets
Customer relationships	$24,414	$24,440
Unpatented technology	14,884	14,917
Patented technology	2,596	2,598
Tradename	12,350	12,372
All other	9,238	9,225
Gross value of definite-lived intangible assets	63,482	63,552
Customer relationships amortization	(18,886)	(18,616)
Unpatented technology amortization	(5,609)	(5,245)
Patented technology amortization	(2,507)	(2,476)
Tradename amortization	(4,400)	(4,257)
All other amortization	(9,053)	(8,963)
Accumulated amortization	(40,455)	(39,557)
Net definite-lived intangible assets	$23,027	$23,995
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$24,332	$25,300

The following summarizes the changes in the carrying amount of intangible assets:

	Three months ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$25,300	$30,793
Amortization expense	(895)	(1,187)
Currency translation adjustments and other	(73)	(490)
Balance at end of the period	$24,332	$29,116

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2020	$2,392
Year ending December 31, 2021	3,042
Year ending December 31, 2022	3,012
Year ending December 31, 2023	3,011
Year ending December 31, 2024	2,938
Year ending December 31, 2025	2,454
Thereafter	6,178

The circumstances leading to the first quarter interim goodwill assessment as described in Note 7 also triggered an evaluation for long-lived assets, including intangible assets. We have performed an ASC 360-10-35 recoverability test of other long-lived assets, including intangible assets for the Vølund and SPIG asset groups. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated during the three months ended March 31, 2020.

NOTE 9 – LEASES

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended March 31,
(in thousands)	Classification	2020	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,507	$1,909
Short-term lease expense	Selling, general and administrative expenses	188	2,861
Variable lease expense (1)	Selling, general and administrative expenses	776	112
Total operating lease expense		$2,471	$4,882

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$515	$—
Interest on lease liabilities	Interest expense	615	—
Total finance lease expense		$1,130	$—

Sublease income (2)	Other – net	$(22)	$(10)
Net lease cost		$3,579	$4,872
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,400	$6,578
Operating cash flows from finance leases	615	14
Financing cash flows from finance leases	(586)	(12)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$927	$3,014
Finance leases	$146	$30,404

Weighted-average remaining lease term:
Operating leases (in years)	3.3	3.4
Finance leases (in years)	14.7	15.0
Weighted-average discount rate:
Operating leases	9.13%	9.27%
Finance leases	8.00%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	March 31, 2020	December 31, 2019
Operating lease assets	Right-of-use assets	$12,185	$12,498
Finance lease assets	Net property, plant and equipment, and finance lease	30,021	30,392
Total non-current lease assets		$42,206	$42,890

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$4,346	$4,323
Finance lease liabilities	Financing lease liabilities	787	(38)
Non-current
Operating lease liabilities	Non-current operating lease liabilities	8,092	8,388
Finance lease liabilities	Non-current finance lease liabilities	30,358	30,454
Total lease liabilities		$43,583	$43,127

Future minimum lease payments required under non-cancellable leases as of March 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding the three months ended March 31, 2020)	$4,516	$2,410	$6,926
2021	3,946	3,277	7,223
2022	2,736	3,342	6,078
2023	1,832	3,407	5,239
2024	1,113	3,472	4,585
Thereafter	105	38,285	38,390
Total	$14,248	$54,193	$68,441
Less imputed interest	(1,810)	(23,048)	(24,858)
Lease liability	$12,438	$31,145	$43,583

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$33,376	$45,117
Additions	1,350	1,991
Expirations and other changes	(517)	(385)
Payments	(3,119)	(1,271)
Translation and other	(137)	(628)
Balance at end of period	$30,953	$44,824

We accrue estimated expense included in cost of operations on our Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

NOTE 11 – RESTRUCTURING ACTIVITIES AND SPIN-OFF TRANSACTION COSTS

The following tables summarize the restructuring activity and spin-off costs incurred by segment:

	Three months ended March 31,			Three months ended March 31,
	2020			2019
(in thousands)	Total	Severance and related costs	Other (1)	Severance and related costs
Babcock & Wilcox segment	$1,323	$542	$781	$3,947
Vølund & Other Renewable segment	559	559	—	578
SPIG segment	—	—	—	144
Corporate	69	—	69	1,410
	$1,951	$1,101	$850	$6,079
(1) Other amounts consist primarily of exit, spin-off, relocation and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$5,358	$7,359
Restructuring expense	1,951	6,079
Payments	(1,968)	(3,242)
Balance at end of period	$5,341	$10,196

Accrued restructuring liabilities at March 31, 2020 and 2019 relate primarily to employee termination benefits. Severance payments are expected to extend through the end of 2020.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$8,261	$10,860	$72	$121
Expected return on plan assets	(15,641)	(13,920)	—	—
Amortization of prior service cost	43	50	(271)	(539)
Recognized net actuarial (gain) loss	—	398	—	—
Benefit plans, net (1)	(7,337)	(2,612)	(199)	(418)
Service cost included in COS (2)	211	217	5	4
Net periodic benefit cost (benefit)	$(7,126)	$(2,395)	$(194)	$(414)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)
Service cost related to a small group of active participants is presented within cost of operations in the Condensed Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Recognized net actuarial (gain) loss consists primarily of our reported actuarial (gain) loss, curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. There were no mark to market ("MTM") adjustments for our pension and other postretirement benefit plans during the three months ended March 31, 2020 and a $0.4 million loss in the three months ended March 31, 2019. We have excluded the recognized net actuarial (gain) loss from our reportable segments and such amount has been reflected in Note 3 as the MTM loss from benefit plans in the reconciliation of Adjusted EBITDA for each segment to consolidated loss before income tax. The recognized net actuarial (gain) loss was recorded in benefit plans, net in our Condensed Consolidated Statements of Operations.

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

We made contributions to our pension and other postretirement benefit plans totaling $0.4 million and $1.5 million during the three months ended March 31, 2020 and 2019, respectively. Expected employer contributions to trusts of defined benefit plans above assume that relief is granted under U.S. pension contribution waivers, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. Related to the 2018 Plan year, we filed a request for waiver with the IRS in January 2019 and obtained a letter on August 27, 2019 that the waiver request had been approved subject to certain conditions. We filed a waiver request with the IRS on March 12, 2020 related to the 2019 Plan year. The Company was initially required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan. If the temporary hardship waiver for the 2019 Plan year is not fully granted, required minimum employer pension contributions could increase by approximately $25.0 million, for total pension and other postretirement benefit funding of approximately $46.0 million or greater in 2020, plus interest and, if assessed, penalties. The total funding contributions of $46.0 million estimated for 2020 includes $1.1 million for the 2018 Plan year, $23.7 million for the 2019 Plan year, $16.5 million for the 2020 Plan year and $4.5 million related to other non-qualified pension plans, non-U.S. pension plans and other postretirement benefits plans. The Company cannot make any assurances that such waiver will be granted.

On March 27, 2020, the CARES Act was signed into law and among other things, provides deferral of certain U.S. pension plan contributions until January 1, 2021. We elected to defer the contribution payment of $5.5 million for the 2020 Plan year that would have been made on April 15, 2020.

NOTE 13 – REVOLVING DEBT

Our revolving debt is comprised of a revolving credit facility in the U.S. with balances of $185.0 million as of March 31, 2020 and $179.0 million as of December 31, 2019.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement. As of March 31, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $330.3 million, (reduced to $326.9 million in April 2020 as a result of the settlement of escrow funds related to the sales of MEGTEC and Universal) as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

As of March 31, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain required actions that were not completed by December 15, 2019.

At March 31, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $185.0 million at a weighted average interest rate of 8.92%. Usage under the U.S. Revolving Credit Facility consisted of $185.0 million of revolving loan borrowings, $25.5 million of financial letters of credit and $97.6 million of performance letters of credit. At March 31, 2020, we had approximately $22.2 million available to meet letter of credit requirements based on our overall facility size, of which $20.0 million was available for additional borrowings under our sublimit.

On May 14, we entered into an agreement amending and restating the Amended Credit Agreement, as more fully described in Note 23. On May 14, B. Riley provided the B. Riley Guaranty of the U.S. Revolving Credit Facility, as more fully described in Note 23.

Backstop Commitment Letter

On January 31, 2020, the Company also entered into a letter agreement with B. Riley (the "Backstop Commitment Letter"), a related party, pursuant to which B. Riley agreed to fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the refinancing to the extent such amounts have not been raised from third parties and convert, or cause its applicable affiliates to convert, term loans into equity to the extent necessary to comply with the indebtedness limit of $275.0 million if the Company was unable to secure third parties to fund a sufficient amount of financing through the issuance of equity. In connection with the Company's entry into the A&R Credit Agreement (including B. Riley's commitment to provide the Company with up to $70.0 million of additional Last Out Term Loans), the B. Riley Guaranty, and the related transactions, the Company and B. Riley agreed to terminate the Backstop Commitment Letter, which letter was intended to support the Company’s efforts to refinance its existing indebtedness. See Note 23 for further details.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2020 and December 31, 2019 was $82.1 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.1 million as of March 31, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $33.8 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $220.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 14 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	March 31, 2020
(in thousands)	A-3	A-4	Total
Proceeds (1)	$101,660	$30,000	$131,660
Discount and fees	8,650	—	8,650
Paid-in-kind interest	3,020	—	3,020
Principal	113,330	30,000	143,330
Unamortized discount and fees	(7,227)	—	(7,227)
Net debt balance	$106,103	$30,000	$136,103
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment of the tranche as of July 23, 2019, the date of the Equitization Transactions.

December 31, 2019
(in thousands)	A-3
Proceeds (1)	$101,660
Discount and fees	8,650
Paid-in-kind interest	3,020
Principal	113,330
Unamortized discount and fees	(9,377)
Net debt balance	$103,953
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment of the tranche as of July 23, 2019, the date of the Equitization Transactions.

Last Out Term Loans are incurred under our A&R Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility. In connection with Amendment No. 16 of the Amended Credit Agreement, the maturity date for all Last Out Term Loans was extended to December 31, 2020 and was further extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

The total effective interest rate of Tranche A-3 was 20.7% on March 31, 2020. The total effective interest rate of Tranche A-4 was 12.0% on March 31, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley, a related party, in September and October of 2018. In November 2018, Tranche A-1 was assigned to Vintage, also a related party. As part of the Equitization Transactions in July 2019, the outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest remaining as of March 31, 2019 was exchanged for shares of common stock.

Tranche A-2

We borrowed $10.0 million of net proceeds under Tranche A-2 of Last Out Term Loans from B. Riley, a related party in March 2019. Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions in July 2019.

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

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million. The Tranche A-3 maturity date was previously extended to December 31, 2020 and was extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

Tranche A-4

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans. The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to repay revolving credit loans, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after incurring total fees of $3.7 million related to Amendment No, 20 described above. The Tranche A-4 maturity date was previously extended to December 31, 2020 and was further extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

Tranche A-5

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of May 15, 2020, no borrowings have occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $65 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 23. An aggregate $30 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35 million remaining will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company.

On May 14, 2020, we borrowed $30 million face value of the Tranche A-6 and received gross proceeds of $30 million related to the A&R Credit Agreement that is more fully described in Note 23. The Tranche A-6 maturity date is December 30, 2022.

Tranche A-7

The A&R Credit Agreement provided us with up to $5 million of additional funding in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 23. The $5 million will be available upon request by the Company, subject to certain limitations. As of May 15, 2020, no borrowings have occurred under Tranche A-7. The Tranche A-7 maturity date is December 30, 2022.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended March 31,
(in thousands)	2020	2019
Components associated with borrowings from:
U.S. Revolving Credit Facility	$4,039	$3,550
Last Out Term Loans - cash interest	4,048	513
Last Out Term Loans - paid-in-kind interest	—	1,060
	8,087	5,123
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	9,035	5,270
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16 (1)	1,658	—
Last Out Term Loans - discount and financing fees	2,150	590
	12,843	5,860

Other interest expense	1,161	151

Total interest expense	$22,091	$11,134

(1)
An incremental monthly fee of 1.0% of total availability of the U.S. Revolving Credit Facility shall be earned on the 15th day of each month and is payable on the earlier of March 15, 2020 or the last day of the Availability Period with respect to the U.S. Revolving Credit Facility.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Held by foreign entities	$27,937	$38,921	$26,746	$35,522
Held by U.S. entities	7,447	4,851	16,781	7,692
Cash and cash equivalents of continuing operations	35,384	43,772	43,527	43,214

Reinsurance reserve requirements	5,779	9,318	2,841	11,768
Restricted foreign accounts	3,107	3,851	4,118	5,297
Bank guarantee collateral	2,115	—	—	—
Restricted cash and cash equivalents	11,001	13,169	6,959	17,065
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$46,385	$56,941	$50,486	$60,279

Our U.S. Revolving Credit Facility described in Note 13 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Three months ended March 31,
(in thousands)	2020	2019
Income tax payments (refunds), net	$793	$(78)

Interest payments on our U.S. Revolving Credit Facility	$4,150	$2,403
Interest payments on our Last Out Term Loans	4,038	540
Total cash paid for interest	$8,188	$2,943

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2020, income tax benefit was $0.8 million, resulting in an effective tax rate of 2.4%.

In the three months ended March 31, 2019, income tax expense was $0.6 million, with an effective tax rate of (1.3)%.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the U.S. federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom with statutory tax rates ranging between 19% and approximately 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions in which we conduct our operations. These jurisdictions have tax regimes that vary with respect to both nominal rates and the basis on which those rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in the jurisdictional mix of our income, and valuation allowances recognized in jurisdictions that have a net deferred tax asset balance.

Our effective tax rate for the three months ended March 31, 2020 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of tax expense primarily reflects withholding taxes or state and local income taxes in state taxing regimes which impose a taxable income limitation. In the three months ended March 31, 2020, we separately allocated $0.6 million of income tax expense to income from discontinued operations due to the intraperiod allocation rules of ASC 740-20-45-7. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses. In other profitable jurisdictions, however, we may record income tax expense, even though we have established a full valuation allowance against our net deferred tax assets. We have favorable discrete items of $0.5 million in the three months ended March 31, 2020 and $0.2 million in the three months ended March 31, 2019.

CARES Act

On March 27, 2020, the President of the United States signed into law the CARES Act. The CARES Act, among other things, includes modifications to the Internal Revenue Code ("IRC") intended to provide economic relief to those impacted by the COVID-19 pandemic; however, these benefits do not significantly impact the Company's tax provision.

NOTE 17 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. We are evaluating Glatfelter’s claims as well as potential counter claims against Glatfelter and intend to vigorously defend against the action. However, given the preliminary stage of the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our condensed consolidated financial condition, results of operations or cash flows.

SEC Investigation

The U.S. SEC is conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's Vølund and Other Renewable segment from 2015-2019. The SEC has served multiple subpoenas on the Company for documents. The Company is cooperating with the SEC related to the subpoenas and investigation. The Company is still in the process of producing documents to the SEC. In addition, the SEC has taken testimony from past and current officers and directors and has requested additional testimony from present and former employees. It is reasonably possible that the SEC may bring one or more claims against the Company and certain individuals. Due to the stage of the investigation, we are unable to estimate the amount of loss or range of potential loss of any claim. However, there can be no assurance that such claims will not have a material impact on the Company.

Subsequent Event - Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (“Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF. Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions. The Company is evaluating Plaintiff’s claims and intends to vigorously defend against the action.

Other

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on our prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Currency translation gain	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income (loss) before reclassifications	2,380	—	2,380
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments (1)	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
(1) The remaining unrealized FX gain/(loss) is expected to be recognized over time as the related projects are completed.

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended March 31,
		2020	2019
Derivative financial instruments	Other – net		(289)
	Provision for income taxes	—	(65)
	Net loss	$—	$(224)

Amortization of prior service cost on benefit obligations	Benefit plans, net	$246	$356
	Provision for income taxes	—	—
	Net income	$246	$356

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	March 31, 2020	Level 1	Level 2
Corporate notes and bonds	$8,689	$8,689	$—
Mutual funds	528	—	528
United States Government and agency securities	6,442	6,442	—
Total fair value of available-for-sale securities	$15,659	$15,131	$528

(in thousands)
Available-for-sale securities	December 31, 2019	Level 1	Level 2
Corporate notes and bonds	$8,310	$8,310	$—
Mutual funds	587	—	587
United States Government and agency securities	3,868	3,868	—
Total fair value of available-for-sale securities	$12,765	$12,178	$587

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of March 31, 2020, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at March 31, 2020 and December 31, 2019.

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

Tests for impairment annually and when impairment indicators exist require significant fair value measurements using unobservable inputs (see Note 7). The fair values of the reporting units were based on an income approach using a discounted cash flow analysis, a market approach using multiples of revenue and EBITDA of guideline companies, and a market approach using multiples of revenue and EBITDA from recent, similar business combinations.

Property, plant and equipment and definite-lived intangible asset amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 8 and Note 6).

NOTE 20 – RELATED PARTY TRANSACTIONS

The Letter Agreement entered into on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, between B. Riley, Vintage and the Company included agreement to negotiate one or more agreements that provide B. Riley and Vintage with certain governance rights, including (i) the right for B. Riley and Vintage to each nominate up to three individuals to serve on our board of directors, subject to certain continued lending and equity ownership thresholds and (ii) pre-emptive rights permitting B. Riley to participate in future issuances of our equity securities. On April 30, 2019, the Company entered into an Investor Rights Agreement with B. Riley and Vintage providing the governance rights contemplated by the Letter Agreement. The Company also entered into a Registration Rights Agreement with B. Riley and Vintage on April 30, 2019 providing each with certain customary registration rights for the shares of our common stock that they hold.

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 17.8% of our outstanding common stock as of March 31, 2020.

B. Riley is party to the Last Out Term Loans as described in Note 14. B. Riley has also provided the B. Riley Guaranty as more fully described in Note 23.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC for Mr. Young's performance and services.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $4.2 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

Refer to Note 23 for additional related party transactions with B. Riley and its affiliates subsequent to March 31, 2020.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 33.9% of our outstanding common stock as of March 31, 2020.

NOTE 21 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

In December 2019, we determined that a small business within the Babcock & Wilcox segment met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. At March 31, 2020, the carrying value of the assets held for sale approximated the estimated fair value less costs to sell, therefore an impairment charge was not recorded. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The sale is expected to occur in 2020.

The following table summarizes the carrying value of the assets and liabilities held for sale at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable – trade, net	$4,133	$5,472
Accounts receivable – other	143	147
Contracts in progress	580	586
Inventories	1,884	1,555
Other current assets	298	329
Current assets held for sale	7,038	8,089

Net property, plant and equipment	6,444	6,534
Intangible assets	711	725
Right-of-use-asset	24	63
Other assets	20	—
Non-current assets held for sale	7,199	7,322

Total assets held for sale	$14,237	$15,411

Accounts payable	$6,340	$7,898
Accrued employee benefits	495	430
Advance billings on contracts	353	227
Accrued warranty expense	509	515
Operating lease liabilities	3	6
Other accrued liabilities	586	462
Current liabilities held for sale	8,286	9,538

Non-current liabilities held for sale	36	—

Total liabilities held for sale	$8,322	$9,538

Divestitures

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Discontinued Operations- subsequent event

On April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash.

NOTE 22 – NEW ACCOUNTING STANDARDS

We adopted the following new accounting standard during the first quarter of 2020:

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires companies acting as the customer in a cloud hosting service arrangement to follow the requirements of ASC 350-40 for capitalizing implementation costs for internal-use software and requires the amortization of these costs over the life of the related service contract. The impact of this standard on our condensed consolidated financial statements was immaterial.

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities upon issuance and may be adopted any date on or after March 12, 2020 up to December 31, 2022. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing exceptions related to the incremental approach for intra-period tax allocation, certain deferred tax liabilities, and the general methodology for calculating income taxes in an interim period. The amendment also provides simplification related to accounting for franchise (or similar) tax, evaluating the tax basis step up of goodwill, allocation of consolidated current and deferred tax expense, reflection of the impact of enacted tax law or rate changes in annual effective tax rate calculations in the interim period that includes enactment date, and other minor codification improvements. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods in which financial statements have not yet been issued. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (CECL) model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade receivables, contracts in progress, and potentially our impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of both standards on our condensed consolidated financial statements.

NOTE 23 – SUBSEQUENT EVENTS

COVID-19 Response

As part of the Company’s recent response to the impact of the COVID-19 pandemic on its business, the Company is taking certain cash conservation and cost reduction measures announced in April 2020. These measures include temporary payroll reductions and unpaid furloughs for certain employees, suspending the Company's 401(k) match for U.S. employees for the remainder of 2020, temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%, and deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%.  The Company’s Board also approved a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021. The Company has also negotiated or is in the process of negotiating temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark and is exploring options for government loans and programs in the U.S. and abroad that would be appropriate and available.

The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Debt Refinancing

Entry into A&R Credit Agreement

On May 14, 2020, we entered into an agreement with our lenders amending and restating the Amended Credit Agreement.  The A&R Credit Agreement refinances and extends the maturity of our revolving credit facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the Amended Credit Agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans will be used to pay transaction fees and expenses and repay outstanding borrowings under the revolving credit facility governed by the A&R Credit Agreement (the "revolving credit facility"). Proceeds from the additional $40.0 million of term loans will be used to repay outstanding borrowings under the revolving credit facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

The A&R Credit Agreement also provides that, (i) the revolving credit facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205 million sublimit on borrowings under the revolving credit facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

The A&R Credit Agreement also amends the following terms, among others, as compared with the Amended Credit Agreement:

(i)
the maturity date of the revolving credit facility will be extended to June 30, 2022, and the maturity date of all Last Out Term Loans under the A&R Credit Agreement will be extended to December 30, 2022 (six months after the maturity date of the revolving credit facility);

(ii)
the interest rate for loans under the revolving credit facility will be reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%. These margins will be reduced by 2.0% if commitments under the revolving credit facility are reduced to less than $200.0 million. The fee for letters of credit will be set at 4.0%;

(iii)	the interest rate for all Last Out Term Loans will be set at 12.0%;

(iv)
the commitments under the revolving credit facility will automatically and permanently decrease in the following amounts on the following dates, which match the funding dates and amounts for the committed term loans: (x) $10.0 million on November 30, 2020; and (y) $5.0 million on each of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, respectively;

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars will be capped at $125.0 million through April 30, 2021 and step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit will be capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European Vølund EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant, but has been modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to renegotiate such covenant levels and related definitions prior to October 31, 2020.

Events of default under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that: (i) B. Riley’s failure to fund any of its additional Last Out Term Loans committed under the A&R Credit Agreement will constitute an event of default; and (ii) the failure to renegotiate and set certain financial covenant testing levels and related definitions prior to October 31, 2020 will constitute an event of default.

In connection with the A&R Credit Agreement, the Company will incur certain customary amendment and commitment fees, a portion of which will be deferred pursuant to the terms of the A&R Credit Agreement along with certain previously deferred fees incurred under the Amended Credit Agreement.

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley has agreed to enter into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the revolving credit facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the revolving credit facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the revolving credit facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”).

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $12.343 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest

Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive shares of the Company’s common stock, par value $0.01 per share (“common stock”).

Under the Equitization Agreement, B. Riley will receive a number of shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price of the common stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE.

The Company is required under the Equitization Agreement to use its reasonable best efforts to take all actions to obtain any necessary stockholder approval under the rules of the NYSE for the issuance of the Shares. B. Riley has agreed to cause all shares of common stock beneficially owned by B. Riley to be voted in favor of any proposal presented to the Company’s stockholders seeking approval of the issuance of shares pursuant to the Equitization Agreement.

The issuance of shares pursuant to the Equitization Agreement is subject to customary closing conditions including approval for listing of the shares on the NYSE. Subject to the satisfaction or waiver of such conditions, shares will be issued to B. Riley, in the case of the Equitized Fee Payment, on the first business day following the Measurement Period, and in the case of Equitized Interest Payments, on the scheduled interest payment dates as provided by the A&R Credit Agreement without giving effect to any waiver or deferral contemplated thereby.

To the extent that the Company is unable to issue any shares to B. Riley pursuant to the Equitization Agreement due to the failure to have obtained the required stockholder approval as a result of the Conversion Price not being at least $1.55, the unpaid portion of the Equitized Fees and Interest Payments will be paid in cash at the Last Out Term Loan maturity date under the A&R Credit Agreement.

Termination of Backstop Commitment Letter

As part of the entry into the A&R Credit Agreement and the related transactions, the Company, B. Riley and the Administrative Agent agreed to terminate the backstop commitment letter provided by B. Riley on January 31, 2020 in connection with Amendment No. 20 to the Amended Credit Agreement.

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, the Company’s amended and restated Credit Agreement; our ability to obtain waivers of required pension contributions; the highly competitive nature of our businesses; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our Vølund & Other Renewable segment, including the ability to complete our European EPC projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our SPIG and Vølund & Other Renewable segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual or anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions; our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them; and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K. The Company cautions not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and the Company undertakes no obligation to update or revise any forward-looking statement, except to the extent required by applicable law.

OVERVIEW OF RESULTS

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 180 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. While restrictions in some countries have begun to lessen, the Company's headquarters and the headquarters of the Babcock & Wilcox segment in Akron, Ohio, the headquarters of the Vølund & Other Renewable segment in Denmark and the headquarters of the SPIG segment in Italy (among other locations where the Company and its customers, vendors and suppliers operate) are currently subject to lock-down or shelter-in-place orders under local ordinances, with employees continuing to work remotely if possible. While some employees can work remotely, many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have also been extended into next year. Additionally, out of concern for our employees, those who are uncomfortable returning to worksites due to the pandemic are not required to do so. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

We recorded operating losses of $10.3 million and $32.0 million in the first quarter of 2020 and 2019, respectively and we showed improved results in our Babcock & Wilcox and Vølund & Other Renewable segments.

Our Babcock & Wilcox segment generated adjusted EBITDA of $10.7 million and $9.1 million in the first quarter of 2020 and 2019, respectively. This improvement is primarily attributable to higher parts margins and the benefits of cost savings from restructuring initiatives that we began to implement in 2018.

Adjusted EBITDA in the Vølund & Other Renewable segment was $(3.3) million and $(8.8) million in the first quarter of 2020 and 2019, respectively. In the first quarter of 2020, we recorded no additional costs related to the six European Vølund EPC loss contracts as compared to $4.1 million, in net losses recorded for the first quarter of 2019. Aside from these loss projects, we have one remaining extended scope contract in our Vølund & Other Renewable business which turned into a loss contract in the fourth quarter of 2019 due to an increase in estimate to complete; this contract was turned over to the customer in October 2019.

As of March 31, 2020, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 4 to the Condensed Consolidated Financial Statements.

The SPIG segment included operating results of $(1.2) million and $0.7 million of adjusted EBITDA in the first quarter of 2020 and 2019, respectively. The decline is due to selective bidding in core geographies and products and focus on profitability. At March 31, 2020, SPIG had significant loss contracts. The first loss contract is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the three months ended March 31, 2020. Final completion of the first loss contract is expected to be in the third quarter of 2020. The second loss contract is a contract to engineer and procure materials for a dry cooling system for a gas-fired power plant in the United States, which continued through the three months ended March 31, 2020. Final completion of the second loss contract is expected to be in the third quarter of 2020. SPIG's two significant loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $0.8 million and $11.5 million in the first quarter of 2020 and 2019, respectively.

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

Year-over-year comparisons of our results from continuing operations were also affected by:

•
$2.0 million and $6.1 million of restructuring and spin-off costs were recognized in the first quarter of 2020 and 2019, respectively. The restructuring costs primarily related to severance in the first quarter of 2020 and 2019, respectively.

•
$0.9 million and $4.0 million of financial advisory service fees were recorded in the first quarter of 2020 and 2019, respectively, which are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.

•
$6.6 million of settlement cost was recognized in the first quarter of 2019 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started and is included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project have moved forward.

•
$2.6 million and $3.1 million of legal and other advisory fees were recognized in the first quarter of 2020 and 2019, respectively, related to the contract settlement and for liquidity planning and is included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations. The contract settlement is further described above and in Note 4 to the Condensed Consolidated Financial Statements.

•
$2.0 million of accelerated depreciation expense in the first quarter of 2019 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in December 2019.

•
$0.4 million of actuarially determined mark to market ("MTM") losses on our pension and other post-retirement benefits in the first quarter of 2019. MTM losses are further described in Note 12 to the Condensed Consolidated Financial Statements.

In addition to the discussions described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for insurance recoveries and other claims where appropriate and available. If the value of our business was to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring and spin-off costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment.

	Three months ended March 31,
(In thousands)	2020	2019	$ Change
Revenues:
Babcock & Wilcox segment	$121,956	$188,558	$(66,602)
Vølund & Other Renewable segment	15,309	29,532	(14,223)
SPIG segment	11,337	28,902	(17,565)
Eliminations	(48)	(15,056)	15,008
	$148,554	$231,936	$(83,382)

	Three months ended March 31,
(in thousands)	2020	2019	$ Change
Adjusted EBITDA (1)
Babcock & Wilcox segment	$10,654	$9,089	$1,565
Vølund & Other Renewable segment	(3,293)	(8,789)	5,496
SPIG segment	(1,192)	658	(1,850)
Corporate	(4,143)	(4,591)	448
Research and development costs	(1,341)	(743)	(598)
	$685	$(4,376)	$5,061
(1) Adjusted EBITDA, for the three months ended March 31, 2019, excludes stock compensation that was previously included in segment results and totals $0.1 million in the Babcock & Wilcox segment, $0.1 million in the Vølund & Other Renewable segment, and $0.4 million in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

Revenues decreased by $83.4 million to $148.6 million in the first quarter of 2020 as compared to $231.9 million in the first quarter of 2019. Revenue in the Babcock & Wilcox segment decreased by $66.6 million primarily due to the completion of several large construction projects that were actively being worked on during the previous quarter. Revenue in the Vølund & Other Renewable segment decreased by $14.2 million partially due to the divestiture of Loibl, a materials handling business in Germany, which contributed $7.2 million of revenue in the first quarter of 2019. Revenue was also lower in the Vølund & Other Renewable segment due to a lower level of EPC project activity partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC loss contracts to the customers. SPIG segment revenue declined $17.6 million due to selective bidding in core geographies and products and focus on profitability.

Operating losses improved $21.7 million to $(10.3) million in the first quarter of 2020 from $(32.0) million in the first quarter of 2019, primarily due to higher parts margins in addition to the impacts of costs savings and restructuring initiatives in the Babcock & Wilcox segment and the absence of losses on the EPC loss contracts, lower levels of direct overhead support, warranty expense and SG&A, in the Vølund & Other Renewable segment being partly offset by the divestiture of Loibl in the Vølund & Other Renewable segment and a decline in overall volume and unfavorable product mix in the SPIG segment. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

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

	Three months ended March 31,
(in thousands)	2020	2019	$ Change
Adjusted gross profit (loss) (1)
Operating loss	$(10,298)	$(31,962)	$21,664
Selling, general and administrative ("SG&A") expenses	37,532	42,269	(4,737)
Advisory fees and settlement costs	4,239	13,610	(9,371)
Amortization expense	1,410	1,187	223
Restructuring activities and spin-off transaction costs	1,951	6,079	(4,128)
Research and development costs	1,341	743	598
Gain on asset disposals, net	(915)	—	(915)
	$35,260	$31,926	$3,334
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.

Adjusted gross profit by segment is as follows:

	Three months ended March 31,
(in thousands)	2020	2019	$ Change
Adjusted gross profit (loss)
Babcock & Wilcox segment	$32,881	$31,106	$1,775
Vølund & Other Renewable segment	1,458	(2,856)	4,314
SPIG segment	921	3,676	(2,755)
	$35,260	$31,926	$3,334

Babcock & Wilcox Segment Results

	Three months ended March 31,
(In thousands)	2020	2019	$ Change
Revenues	$121,956	$188,558	$(66,602)
Adjusted EBITDA	$10,654	$9,089	$1,565
Adjusted gross profit	$32,881	$31,106	$1,775
Adjusted gross profit %	27.0%	16.5%

Revenues in the Babcock & Wilcox segment decreased 35%, or $66.6 million, to $122.0 million in the first quarter of 2020 compared to $188.6 million in the first quarter of 2019. The revenue decrease is attributable to the completion of several large construction projects that were actively being worked on during the comparable prior year's quarter.

Adjusted EBITDA in the Babcock & Wilcox segment increased 17%, or $1.6 million, to $10.7 million in the first quarter of 2020 compared to $9.1 million in the first quarter of 2019, which is mainly attributable to higher parts margins and the results of costs savings and restructuring initiatives partly offset by the decrease in revenue volume as described above.

Adjusted gross profit in the Babcock & Wilcox segment increased $1.8 million to $32.9 million in the first quarter of 2020 compared to $31.1 million in the first quarter of 2019, which is mainly attributable to higher parts margins and the results of costs savings and restructuring initiatives partly offset by the decrease in revenue volume as described above.

Vølund & Other Renewable Segment Results

	Three months ended March 31,
(in thousands)	2020	2019	$ Change
Revenues	$15,309	$29,532	$(14,223)
Adjusted EBITDA	$(3,293)	$(8,789)	$5,496
Adjusted gross profit (loss)	$1,458	$(2,856)	$4,314
Adjusted gross profit (loss) %	9.5%	(9.7)%

Revenues in the Vølund & Other Renewable segment decreased 48%, or $14.2 million to $15.3 million in the first quarter of 2020 compared to $29.5 million in the first quarter of 2019. The reduction in revenue partially relates to the divestiture of Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $30 million annually and contributed $7.2 million in the first quarter of 2019. The reduction in revenue was also due to a lower level of EPC project activity partially offset by the startup of two operations and maintenance contracts in the U.K. that followed turnover of the EPC loss contracts to the customers.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $5.5 million to $(3.3) million in the first quarter of 2020 compared to $(8.8) million in the first quarter of 2019. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the first quarter of 2020 and 2019, we recorded $0.1 million and $(4.1) million in net gains (losses), respectively. Beyond the effect of the loss contracts, Adjusted EBITDA for 2020 included lower levels of direct overhead support, warranty expense and SG&A, reflecting the benefits of restructuring, partially offset by the divestiture of Loibl as mentioned above.

Adjusted gross profit (loss) in the Vølund & Other Renewable segment increased $4.3 million to $1.5 million in the first quarter of 2020 compared to $(2.9) million in the first quarter of 2019. The improvement was primarily driven by no additional costs related to the six European Vølund EPC loss contracts as described in the Adjusted EBITDA section above. Beyond the effect of the loss contracts, adjusted gross profit for the first quarter of 2020 included lower levels of direct overhead support and warranty expense, offset by the absence of adjusted gross profit from Loibl as described above.

SPIG Segment Results

	Three months ended March 31,
(In thousands)	2020	2019	$ Change
Revenues	$11,337	$28,902	$(17,565)
Adjusted EBITDA	$(1,192)	$658	$(1,850)
Adjusted gross profit	$921	$3,676	$(2,755)
Adjusted gross profit %	8.1%	12.7%

Revenues in the SPIG segment decreased 61%, or $17.6 million, to $11.3 million in the first quarter of 2020 from $28.9 million in the first quarter of 2019. The decrease is primarily due to selective bidding in core geographies and products and focus on profitability. SPIG's two significant loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $0.8 million and $11.5 million in the first quarter of 2020 and 2019, respectively.

Adjusted EBITDA in the SPIG segment decreased $1.9 million to $(1.2) million in the first quarter of 2020 compared to $0.7 million in the first quarter of 2019, driven by the decrease in revenue volume as described above and lower margins, as well as a $0.7 million settlement on a legacy dry cooling project expected to facilitate the collection of related outstanding receivables, partly offset by lower overhead fixed costs.

Adjusted gross profit in the SPIG segment decreased $2.8 million, to $0.9 million in the first quarter of 2020, compared to $3.7 million in the first quarter of 2019. The decrease is primarily attributable to the decrease in revenue volume in addition to the legacy dry cooling project settlement and unfavorable product mix as described above which resulted in lower margins.

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

	Three months ended March 31,
(In approximate millions)	2020	2019
Babcock & Wilcox	$159	$187
Vølund & Other Renewable (1)	18	19
SPIG	32	12
Other/eliminations	—	(2)
Bookings	$209	$216
(1) Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Vølund & Other Renewable bookings in the three months ended March 31, 2020 and 2019 was $0.9 million and $3.5 million, respectively.

Our backlog decline, as expected is primarily driven by the timing of large new build projects in addition to the Company's focus on core technologies and profitability across all segments, as well as resolution of the European EPC loss contracts. Our backlog as of March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
(In approximate millions)	2020	2019
Babcock & Wilcox	$257	$384
Vølund & Other Renewable (1)	190	317
SPIG	60	70
Other/eliminations	(6)	(5)
Backlog	$501	$766

(1)
Vølund & Other Renewable backlog at March 31, 2020, includes $160.0 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at March 31, 2020, we expect to recognize revenues as follows:

(In approximate millions)	2020	2021	Thereafter	Total
Babcock & Wilcox	$130	$105	$22	$257
Vølund & Other Renewable	25	20	145	190
SPIG	29	16	15	60
Other/eliminations	(6)	—	—	(6)
Expected revenue from backlog	$178	$141	$182	$501

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $0.4 million to $4.1 million in the three months ended March 31, 2020 as compared to $4.6 million in the three months ended March 31, 2019, primarily due to the benefits of restructuring and discretionary spend reductions.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $9.4 million to $4.2 million in the three months ended March 31, 2020 as compared to $13.6 million in the three months ended March 31, 2019, primarily due to settlement costs to exit the fifth Vølund contract in the first quarter of 2019 as described in Note 4 to the Condensed Consolidated Financial Statements and a decrease in legal fees related to liquidity planning and pursuit of insurance recoveries.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $1.3 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions, including executive severances, resulted in $2.0 million and $6.1 million of expense in the three months ended March 31, 2020 and 2019, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of March 31, 2020, we do not expect additional severance expense to be recognized based on actions taken through that date.

Goodwill Impairment

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit and the Babcock & Wilcox Construction Company reporting unit, which are both included in the Babcock & Wilcox segment.

In the first quarter of 2020, our share price declined significantly, which we considered to be a triggering event for an interim goodwill assessment. We primarily attributed the significant decline in our share price to the current macroeconomic conditions and impacts COVID-19 will have on our operations. In the interim test, we compared the fair value of the reporting unit to its carrying value as required by ASU 2017-04. Fair value was determined using the combination of a discounted cash flow method (income approach) and the guideline public company method (market comparable approach), weighted equally in determining the fair value. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies. Key Level 3 unobservable inputs in our valuation included cash flows and long-term growth rates reflective of management's forecasted outlook, and discount rates inclusive of risk adjustments consistent with current market conditions. A discount rate of 11.5% and 15.0% was used for the Babcock & Wilcox and Babcock & Wilcox Construction Company reporting units, respectively, which is based on the weighted average cost of capital using guideline public company data, factoring in current market data and company specific risk factors. As a result of the impairment test, no impairment was indicated during the three months ended March 31, 2020.

Also as a result of the current conditions associated with COVID-19, including the adverse impacts on our operations, the company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its Vølund and SPIG asset groups. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated during the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation expense was $2.8 million and $6.1 million in the three months ended March 31, 2020 and 2019, respectively.

We recorded amortization expense of $1.4 million and $1.2 million in the three months ended March 31, 2020 and 2019, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits were $7.5 million and $3.4 million in the three months ended March 31, 2020 and 2019, respectively. The pension benefits for the three months ended March 31, 2019 excludes a MTM adjustment loss of $0.4 million. Refer to Note 12 to the Condensed Consolidated Financial Statements.

Our pension costs also include MTM adjustments from time to time, as described further in Note 12 to the Condensed Consolidated Financial Statements. Interim MTM charges are a result of curtailments or settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment.

Lump sum payments from our Canadian Plans resulted in an immaterial plan settlement gain during the three months ended March 31, 2019. The settlement also triggered an interim MTM remeasurement of the Canadian Plan's assets and liabilities that was a loss of $0.4 million in the three months ended March 31, 2019.

Other than service cost of $0.2 million in the three months ended March 31, 2020 and 2019, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

The costs and funding requirements of our pension and postretirement benefit plans depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Variances from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through MTM accounting could result in volatility in our results of operations, which could be material. The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions.

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

Foreign exchange was a loss of $9.3 million and $10.2 million for the three months ended March 31, 2020 and 2019, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses in 2020 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended March 31,
(In thousands, except for percentages)	2020	2019	$ Change
Loss before income taxes	$(34,345)	$(49,240)	$14,895
Income tax (benefit) expense	$(810)	$626	$(1,436)
Effective tax rate	2.4%	(1.3)%

We operate in numerous countries that have statutory tax rates different than the U.S. federal statutory tax rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden and the United Kingdom with statutory tax rates ranging between 19% and approximately 30%. We have also maintained full valuation allowances against our net deferred tax assets. Changes in valuation allowances may partly or entirely offset any income tax expense or benefit in a given jurisdiction, depending on the deferred tax balance in that jurisdiction. As a result, we expect our effective income tax rate to vary, potentially significantly, from period to period.

Our income tax expense for the first quarter of 2020 reflects a full valuation allowance against our net deferred tax assets. Deferred tax assets are evaluated each period for realizability and valuation allowances are recorded when the likelihood to realize those deferred tax assets is not more likely than not. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the first quarter of 2020 and 2019 is not reflective of the U.S. statutory rate primarily due to a full valuation allowance against net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of tax expense primarily reflects withholding taxes or state and local income taxes in state taxing regimes which impose a taxable income limitation. In the three months ended March 31, 2020, we separately allocated $0.6 million of income tax expense to income from discontinued operations due to the intraperiod allocation rules of ASC 740-20-45-7. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

See Note 16 for an explanation of differences between our effective income tax rate and our statutory rate.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service and working capital needs. We fund our liquidity requirements primarily through cash generated from operations and external sources of financing, including our A&R Credit Agreement (as defined below) that governs the U.S. Revolving Credit Facility and the last out term loans (the "Last Out Term Loans"), each of which are described below in further detail along with other sources of liquidity.

As of December 31, 2019 and March 30, 2020, the date we issued our 2019 Consolidated Financial Statements, we were in compliance with the terms of the agreements governing our debt and no events of default existed. However, the Company’s uncertainty regarding liquidity and the ability to refinance our credit agreement (as amended, the "Amended Credit Agreement") by May 11, 2020 represented conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements were issued, as we were not able to assert that it was probable that our plans when fully implemented would alleviate the events and conditions.

Since January 1, 2020 and through the issuance of our 2019 Consolidated Financial Statements on March 30, 2020, we took the following actions, among others, and have successfully implemented, or are in the process of implementing the following:

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our Amended Credit Agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 19, No. 20 and No. 21 dated January 17, 2020, January 31, 2020 and March 27, 2020, respectively;

•
on January 31, 2020, received $30.0 million of additional gross borrowings from B. Riley Financial, Inc. (together with its affiliates, "B. Riley") under a new Tranche A-4 of Last Out Term Loans, as described in in Note 14;

•	on January 31, 2020, received an incremental Tranche A-5 of Last Out Term Loan commitment to be used in the event certain customer letters of credit are drawn, as described in Note 14;

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12, that if granted, would reduce cash funding requirements in 2020 by approximately $25.0 million and would increase contributions over the following five years. The Company cannot make any assurances that such waiver will be granted; and

•	on March 17, 2020, we fully settled the remaining escrow associated with the sale of Palm Beach Resource Recovery Corporation and received $4.5 million in cash.

In addition to the actions taken above, subsequent to March 30, 2020 we have taken the following actions:

•	on April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash;

•
in April 2020, as part of the Company’s recent response to the impact of the COVID-19 pandemic on its business, the Company has taken the following cash conservation and cost reduction measures which include:

◦temporary payroll reductions and unpaid furloughs for certain employees:

◦	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

◦	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;
◦suspension of our 401(k) match for U.S. employees for the remainder of 2020;

◦
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

◦	negotiating temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

◦	exploring options for government loans and programs in the U.S. and abroad that would be appropriate and available;

•
we elected to defer, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the contribution payment of $5.5 million for the 2020 Plan year that would have been made on April 15, 2020; and

•
on May 14, 2020, the Company entered into an agreement with its lenders amending and restating the Amended Credit Agreement, among the Company, Bank of America, N.A., as administrative agent (the “Administrative Agent”) and lender, and the other lenders party thereto. The credit agreement, as amended and restated (the "A&R Credit Agreement"), among other amendments, extends the maturity date on the revolving credit facility to June 30, 2022 and the maturity date on the Last Out Term Loans to December 30, 2022. Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley has also agreed to enter into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees.

Based upon the terms of the A&R Credit Agreement and the cash conservation and cost reduction measures taken to date, the Company is projecting sufficient liquidity to fund future operations and to meet its obligations as they become due for at least one year following the date that these Condensed Consolidated Financial Statements are issued. As a result, the Company has concluded that conditions and events, considered in the aggregate, no longer raise substantial doubt about the entity’s ability to continue as a going concern.

Cash and Cash Flows

At March 31, 2020, our unrestricted cash and cash equivalents totaled $35.4 million and we had total debt of $321.1 million. Our foreign business locations held $27.9 million of our total unrestricted cash and cash equivalents at March 31, 2020. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At March 31, 2020, we had approximately $20.0 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $35.5 million in the three months ended March 31, 2020, which is primarily represented in the net loss of continuing operations before depreciation and amortization. There was also a $10.7 million net increase in operating cash outflows associated with changes in working capital. In the three months ended March 31, 2019, cash used in operations was $37.7 million primarily due to funding accrued losses on the six European Vølund EPC loss contracts.

Cash flows from investing activities used net cash of $4.5 million in the three months ended March 31, 2020, primarily from net change in available-for-sale securities and $2.4 million of capital expenditures. In the three months ended March 31, 2019, net cash used by investing activities was $5.3 million, primarily from purchases of available-for-sale securities.

Cash flows from financing activities provided net cash of $30.8 million in the three months ended March 31, 2020, primarily related to $30.0 million face value borrowings from the Tranche A-4 of the Last Out Term Loans, $6.0 million of net borrowings from the U.S. Revolving Credit Facility, partly offset by $5.7 million of financing fees. Net cash provided by financing activities in the three months ended March 31, 2019 was $33.1 million primarily related to $30.4 million of net borrowings from the U.S. Revolving Credit Facility and the $10.0 million borrowings from the Tranche A-2 of the Last Out Term Loans for working capital purposes.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement. As of March 31, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $330.3 million, (reduced to $326.9 million in April 2020 as a result of the settlement of escrow funds related to the sales of MEGTEC and Universal) as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement. As of March 31, 2020, we were in compliance with the terms of the Amended Credit Agreement.

As of March 31, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain actions required that were not completed by December 15, 2019.

At March 31, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $185.0 million at a weighted average interest rate of 8.92%. Usage under the U.S. Revolving Credit Facility consisted of $185.0 million of borrowings, $25.5 million of financial letters of credit and $97.6 million of performance letters of credit. At March 31, 2020, we had approximately $22.2 million available to meet letter of credit requirements based on our overall facility size, of which $20.0 million was available for additional borrowings under our sublimit.

Under the A&R Credit Agreement, the interest rate for the revolving credit facility will be reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%, which margins will be reduced by 2.0% upon the commitments under such facility being reduced to less than $200.0 million. The interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. The maturity date under the revolving credit facility will be extended to June 30, 2022 pursuant to the terms of the A&R Credit Agreement.

Backstop Commitment Letter

On January 31, 2020, the Company also entered into a letter agreement with B. Riley (the "Backstop Commitment Letter"), a related party, pursuant to which B. Riley agreed to fund any shortfall in the $200.0 million of new debt or equity financing required as part of the terms of the refinancing to the extent such amounts have not been raised from third parties and convert, or cause its applicable affiliates to convert, term loans into equity to the extent necessary to comply with the indebtedness limit of $275.0 million if the Company is unable to secure third parties to fund a sufficient amount of financing through the issuance of equity. As part of the entry into the A&R Credit Agreement and the related transactions, the Company, B. Riley and the Administrative Agent agreed to terminate the Backstop Commitment Letter.

Last Out Term Loans

Last Out Term Loans are incurred under our A&R Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility. In connection with Amendment No. 16 of the Amended Credit Agreement, the maturity date for all Last Out Term Loans was extended to December 31, 2020 and was further extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

The total effective interest rate of Tranche A-3 was 20.7% on March 31, 2020. The total effective interest rate of Tranche A-4 was 12.0% on March 31, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

Tranche A-1

We borrowed $30.0 million of net proceeds under Tranche A-1 of the Last Out Term Loans from B. Riley, a related party, in September and October of 2018. In November 2018, Tranche A-1 was assigned to Vintage, also a related party. As part of the Equitization Transactions in July 2019, the outstanding principal of Tranche A-1 of the Last Out Term Loans including accrued paid-in-kind interest remaining as of March 31, 2019 was exchanged for shares of common stock.

Tranche A-2

We borrowed $10.0 million of net proceeds under Tranche A-2 of Last Out Term Loans from B. Riley, a related party in March 2019. Tranche A-2 was fully repaid on July 23, 2019 with proceeds from the 2019 Rights Offering as part of the Equitization Transactions in July 2019.

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

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million. The Tranche A-3 maturity date was previously extended to December 31, 2020 and was extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

Tranche A-4

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans. The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to repay revolving credit loans, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after incurring total fees of $3.7 million related to Amendment No, 20 described above. The Tranche A-4 maturity date was previously extended to December 31, 2020 and was further extended to December 30, 2022 upon the effectiveness of the A&R Credit Agreement.

Tranche A-5

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of May 15, 2020, no borrowings have occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $65 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as more fully described below. An aggregate $30 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35 million remaining will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company.

On May 14, 2020, we borrowed $30 million face value of the Tranche A-6 and received gross proceeds of $30 million related to the A&R Credit Agreement that is more fully described in Note 23. The Tranche A-6 maturity date is December 30, 2022.

Tranche A-7

The A&R Credit Agreement provided us with up to $5 million of additional funding in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as more fully described below. The $5 million will be available upon request by the Company, subject to certain limitations. As of May 15, 2020, no borrowings have occurred under Tranche A-7. The Tranche A-7 maturity date is December 30, 2022.

Equitization Transactions

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the "Letter Agreement" on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions (the "Equitization Transactions") occurred on July 23, 2019. The Equitization Transactions included:

•
The 2019 Rights Offering, for which B. Riley agreed to act as a backstop, by purchasing from us, at a price of $0.30 per share, all unsubscribed shares in the 2019 Rights Offering for cash or by exchanging an equal principal amount of outstanding Tranche A-2 or Tranche A-3 Last Out Term Loans (the "Backstop Commitment"). Under the 2019 Rights Offering, 16,666,666 shares of common stock were issued, of which 12,589,170 shares were purchased through the exercise of rights in the rights offering generating $37.8 million of cash, 1,333,333 shares were issued through assigned portions of the Backstop Commitment generating an additional $4.0 million of cash, and the final 2,744,163 shares were exchanged for $8.2 million of principal value including accrued paid-in-kind interest of Tranche A-3 Last Out Term Loans.

•	$10.3 million of the proceeds of the 2019 Rights Offering were used to fully repay Tranche A-2 of the Last Out Term Loans, including accrued paid-in-kind interest.

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

Immediately after completion of the Equitization Transactions, Tranches A-1 and A-2 of the Last Out Term Loans were fully extinguished, and Tranche A-3 of the Last Out Term Loans had a balance of $114.0 million, including accrued paid-in-kind interest, which bears interest at a fixed rate of 12.0% per annum and continues to bear the other terms described in Note 14.

Based on Schedule 13D filings made by B. Riley and Vintage, after completion of the Equitization Transactions, Vintage increased its beneficial ownership in us to 32.8% and B. Riley increased its beneficial ownership in us to 18.4% inclusive of the outstanding warrants held by B. Riley.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2020 and December 31, 2019 was $82.1 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.1 million as of March 31, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $33.8 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $220.1 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $22.7 million.

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

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party, as described in Note 20. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions and was approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

Subsequent Events - Debt Refinancing

Entry into A&R Credit Agreement

On May 14, 2020, we entered into an agreement with our lenders amending and restating the Amended Credit Agreement. The A&R Credit Agreement refinances and extends the maturity of our existing revolving credit facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the Amended Credit Agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans will be used to pay transaction fees and expenses and repay outstanding borrowings under the revolving credit facility governed by the A&R Credit Agreement (the "revolving credit facility"). Proceeds from the additional $40.0 million of term loans will be used to repay outstanding borrowings under the revolving credit facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

The A&R Credit Agreement also provides that, (i) the revolving credit facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205 million sublimit on borrowings under the revolving credit facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

The A&R Credit Agreement also amends the following terms, among others, as compared with the Amended Credit Agreement:

(i)
the maturity date of the revolving credit facility will be extended to June 30, 2022, and the maturity date of all Last Out Term Loans under the A&R Credit Agreement will be extended to December 30, 2022 (six months after the maturity date of the revolving credit facility);

(ii)
the interest rate for loans under the revolving credit facility will be reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%. These margins will be reduced by 2.0% if commitments under the revolving credit facility are reduced to less than $200.0 million. The fee for letters of credit will be set at 4.0%;

(iii)	the interest rate for all Last Out Term Loans will be set at 12.0%;

(iv)
the commitments under the revolving credit facility will automatically and permanently decrease in the following amounts on the following dates, which match the funding dates and amounts for the committed term loans: (x) $10.0 million on November 30, 2020; and (y) $5.0 million on each of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, respectively;

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars will be capped at $125.0 million through April 30, 2021 and step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit will be capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European Vølund EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant, but has been modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to renegotiate such covenant levels and related definitions prior to October 31, 2020.

Events of default under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that: (i) B. Riley’s failure to fund any of its additional Last Out Term Loans committed under the A&R Credit Agreement will constitute an event of default; and (ii) the failure to renegotiate and set certain financial covenant testing levels and related definitions prior to October 31, 2020 will constitute an event of default.

In connection with the A&R Credit Agreement, the Company will incur certain customary amendment and commitment fees, a portion of which will be deferred pursuant to the terms of the A&R Credit Agreement along with certain previously deferred fees incurred under the Amended Credit Agreement.

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley has agreed to enter into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the revolving credit facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the revolving credit facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the revolving credit facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”).

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $12.343 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive shares of the Company’s common stock, par value $0.01 per share (“common stock”).

Under the Equitization Agreement, B. Riley will receive a number of shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price of the common stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE.

The Company is required under the Equitization Agreement to use its reasonable best efforts to take all actions to obtain any necessary stockholder approval under the rules of the NYSE for the issuance of the Shares. B. Riley has agreed to cause all shares of common stock beneficially owned by B. Riley to be voted in favor of any proposal presented to the Company’s stockholders seeking approval of the issuance of shares pursuant to the Equitization Agreement.

The issuance of shares pursuant to the Equitization Agreement is subject to customary closing conditions including approval for listing of the shares on the NYSE. Subject to the satisfaction or waiver of such conditions, shares will be issued to B. Riley, in the case of the Equitized Fee Payment, on the first business day following the Measurement Period, and in the case of Equitized Interest Payments, on the scheduled interest payment dates as provided by the A&R Credit Agreement without giving effect to any waiver or deferral contemplated thereby.

To the extent that the Company is unable to issue any shares to B. Riley pursuant to the Equitization Agreement due to the failure to have obtained the required stockholder approval as a result of the Conversion Price not being at least $1.55, the unpaid portion of the Equitized Fees and Interest Payments will be paid in cash at the Last Out Term Loan maturity date under the A&R Credit Agreement.

Termination of Backstop Commitment Letter

As part of the entry into the A&R Credit Agreement and the related transactions, the Company, B. Riley and the Administrative Agent agreed to terminate the backstop commitment letter provided by B. Riley on January 31, 2020 in connection with Amendment No. 20 to the Amended Credit Agreement.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at March 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report except for those described below.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally, with over 180 countries around the world confirming infections, including the United States and countries throughout Europe and Southeast Asia. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

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

The ultimate effect of the COVID-19 outbreak or any other outbreak on our business, financial condition and operations will depend heavily on the future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the virus and the actions taken to contain the virus or treat its impact, among others. In particular, the actual and threatened spread of the virus could have a material adverse effect on the global economy, could continue to negatively impact financial markets, including the trading price of our common stock, and could cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive. Any of these developments could have a material adverse effect on our business, liquidity, capital resources and financial results and may result in our inability to continue operating as a going concern or require us to reorganize our company in its entirety, including through bankruptcy proceedings.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our team members began working remotely in the first quarter of 2020 in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors' in our Annual Report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended March 31, 2020. The Company does not have a general share repurchase program at this time.

(share data in thousands)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2020	—	$—	—	$—
February 2020	1,230	$3.64	—	$—
March 2020	1,232	$4.17	—	$—
Total	2,462	$3.91	—	$—
(1) Repurchased shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

10.1*
Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.2
Fee Letter, dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.3
Fee and Interest Equitization Agreement, dated May 14, 2020, between Babcock & Wilcox Enterprises, Inc., B. Riley Financial, Inc. and, solely for limited purposes under the Equitization Agreement, B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.4
Termination Agreement, dated as of May 14, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. and acknowledged by Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

May 15, 2020	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)