Form 10-Q
period 2020-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2020-08-12
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 7, 2020 was 49,312,405.

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues	$135,397	$248,115	$283,951	$480,051
Costs and expenses:
Cost of operations	102,907	203,831	217,535	404,898
Selling, general and administrative expenses	34,579	42,076	72,187	84,475
Advisory fees and settlement costs	1,989	4,778	6,228	18,388
Restructuring activities	2,392	936	4,343	7,015
Research and development costs	1,231	710	2,572	1,453
Loss (gain) on asset disposals, net	2	42	(913)	42
Total costs and expenses	143,100	252,373	301,952	516,271
Operating loss	(7,703)	(4,258)	(18,001)	(36,220)
Other (expense) income:
Interest expense	(15,482)	(26,837)	(37,573)	(37,971)
Interest income	223	201	263	760
Loss on debt extinguishment	(6,194)	(3,969)	(6,194)	(3,969)
Loss on sale of business	(108)	(3,601)	(108)	(3,601)
Benefit plans, net	7,450	2,471	14,986	5,501
Foreign exchange	7,112	9,506	(2,214)	(647)
Other – net	(2,586)	43	(2,792)	463
Total other expense	(9,585)	(22,186)	(33,632)	(39,464)
Loss before income tax (benefit) expense	(17,288)	(26,444)	(51,633)	(75,684)
Income tax expense	845	1,891	35	2,517
Loss from continuing operations	(18,133)	(28,335)	(51,668)	(78,201)
(Loss) income from discontinued operations, net of tax	(113)	694	1,800	694
Net loss	(18,246)	(27,641)	(49,868)	(77,507)
Net income attributable to non-controlling interest	142	1	238	102
Net loss attributable to stockholders	$(18,104)	$(27,640)	$(49,630)	$(77,405)

Basic and diluted loss per share - continuing operations	$(0.39)	$(1.54)	$(1.10)	$(4.26)
Basic and diluted earnings per share - discontinued operations	—	0.04	0.04	0.04
Basic and diluted loss per share	$(0.39)	$(1.50)	$(1.06)	$(4.22)

Shares used in the computation of (loss) earnings per share:
Basic and diluted (1)	46,853	18,366	46,628	18,362
(1) Basic and diluted shares at June 30, 2019 reflect the bonus element for the 2019 Rights Offering on July 23, 2019 and the one-for-ten reverse stock split on July 24, 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(18,246)	$(27,641)	$(49,868)	$(77,507)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(4,095)	(7,979)	(1,715)	2,281

Reclassification of CTA to net loss	—	3,176	—	3,176

Derivative financial instruments:
Unrealized losses on derivative financial instruments	—	(189)	—	(1,367)
Derivative financial instrument (losses) gains reclassified into net loss	—	(22)	—	202

Benefit obligations:
Amortization of benefit plan benefits	(246)	(514)	(492)	(870)

Other comprehensive (loss) income	(4,341)	(5,528)	(2,207)	3,422
Total comprehensive loss	(22,587)	(33,169)	(52,075)	(74,085)
Comprehensive income attributable to non-controlling interest	105	307	259	429
Comprehensive loss attributable to stockholders	$(22,482)	$(32,862)	$(51,816)	$(73,656)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$36,815	$43,772
Restricted cash and cash equivalents	11,301	13,169
Accounts receivable – trade, net	112,658	142,201
Accounts receivable – other	27,585	23,263
Contracts in progress	86,091	91,579
Inventories	61,390	63,103
Other current assets	25,292	27,044
Current assets held for sale	6,726	8,089
Total current assets	367,858	412,220
Net property, plant and equipment, and finance lease	90,577	97,053
Goodwill	47,020	47,160
Intangible assets	23,665	25,300
Right-of-use assets	11,367	12,498
Other assets	30,170	24,966
Non-current assets held for sale	7,296	7,322
Total assets	$577,953	$626,519

Revolving credit facilities	$—	$179,000
Last out term loans	—	103,953
Financing lease liabilities	820	—
Accounts payable	73,995	109,913
Accrued employee benefits	17,561	18,256
Advance billings on contracts	60,977	75,287
Accrued warranty expense	28,491	33,376
Operating lease liabilities	4,280	4,323
Other accrued liabilities	80,424	68,848
Current liabilities held for sale	7,537	9,538
Total current liabilities	274,085	602,494
Revolving credit facilities	164,700	—
Last out term loans	173,330	—
Pension and other accumulated postretirement benefit liabilities	243,829	259,272
Non-current finance lease liabilities	30,140	30,454
Non-current operating lease liabilities	7,374	8,388
Other non-current liabilities	23,149	20,850
Non-current liabilities held for sale	46	—
Total liabilities	916,653	921,458
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 49,312 and 46,374 at June 30, 2020 and December 31, 2019, respectively	4,732	4,699
Capital in excess of par value	1,150,999	1,142,614
Treasury stock at cost, 619 and 616 shares at June 30, 2020 and December 31, 2019, respectively	(105,717)	(105,707)
Accumulated deficit	(1,389,518)	(1,339,888)
Accumulated other comprehensive income	(281)	1,926
Stockholders' deficit attributable to shareholders	(339,785)	(296,356)
Non-controlling interest	1,085	1,417
Total stockholders' deficit	(338,700)	(294,939)
Total liabilities and stockholders' deficit	$577,953	$626,519

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	7	—	404	(22)	—	—	—	382
Balance at March 31, 2019	16,886	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)
Net loss	—	—	—	—	(27,640)	—	(1)	(27,641)
Currency translation adjustments	—	—	—	—	—	(4,803)	(306)	(5,109)
Derivative financial instruments	—	—	—	—	—	(211)	—	(211)
Defined benefit obligations	—	—	—	—	—	(514)	—	(514)
Stock-based compensation charges	2	—	205	(1)	—	—	—	204
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Balance at June 30, 2019	16,888	$1,748	$1,055,759	$(105,613)	$(1,295,319)	$(8,010)	$8,400	$(343,035)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019.

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)
Net loss	—	—	—	—	(18,104)	—	(142)	(18,246)
Currency translation adjustments	—	—	—	—	—	(4,095)	37	(4,058)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	—	—	923	(1)	—	—	—	922
Equitized guarantee fee payment	1,713	17	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan interest payment	1,192	12	2,703	—	—	—	—	2,715
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2020	49,312	$4,732	$1,150,999	$(105,717)	$(1,389,518)	$(281)	$1,085	$(338,700)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(49,868)	$(77,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	8,239	13,842
Amortization of deferred financing costs, debt discount and payment-in-kind interest	14,785	23,115
Amortization of guaranty fee	236	—
Non-cash operating lease expense	2,403	2,861
Loss on sale of business	108	3,601
Loss on debt extinguishment	6,194	3,969
(Gains) losses on asset disposals and impairments	(913)	42
Benefit from deferred income taxes, including valuation allowances	(793)	(776)
Mark to market (gains) losses and prior service cost amortization for pension and postretirement plans	(492)	390
Stock-based compensation, net of associated income taxes	1,803	609
Changes in assets and liabilities:
Accounts receivable	36,105	(5,765)
Contracts in progress	6,847	(8,384)
Advance billings on contracts	(14,957)	(45,187)
Inventories	(570)	(3,951)
Income taxes	(3,141)	1,295
Accounts payable	(37,347)	(31,688)
Accrued and other current liabilities	15,277	(15,670)
Accrued contract loss	(4,432)	(45,779)
Pension liabilities, accrued postretirement benefits and employee benefits	(16,946)	(110)
Other, net	(11,860)	(7,918)
Net cash used in operating activities	(49,322)	(193,011)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,675)	(434)
Proceeds from sale of business	8,000	7,445
Purchases of available-for-sale securities	(13,668)	(4,187)
Sales and maturities of available-for-sale securities	10,835	2,880
Other, net	773	(462)
Net cash from investing activities	4,265	5,242
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	94,200	179,700
Repayments of our U.S. revolving credit facility	(108,500)	(140,200)
Borrowings under Last Out Term Loan Tranche A-2	—	10,000
Borrowings under Last Out Term Loan Tranche A-3	—	141,350
Borrowings under Last Out Term Loan Tranche A-4 and Tranche A-6	60,000	—
Repayments under our foreign revolving credit facilities	—	(605)
Shares of our common stock returned to treasury stock	(10)	(23)
Costs related to rights offering	—	(682)
Debt issuance costs	(10,356)	(14,400)
Other, net	326	—
Net cash from financing activities	35,660	175,140
Effects of exchange rate changes on cash	572	(3,280)
Net decrease in cash, cash equivalents and restricted cash	(8,825)	(15,909)
Cash, cash equivalents and restricted cash, beginning of period	56,941	60,279
Cash, cash equivalents and restricted cash, end of period	$48,116	$44,370
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

As of December 31, 2019 and March 30, 2020, the date we issued our 2019 Consolidated Financial Statements, we were in compliance with the terms of the agreements governing our debt and no events of default existed. However, the Company’s uncertainty regarding liquidity and the ability to refinance our credit agreement (as amended, the "Amended Credit Agreement") by May 11, 2020 represented conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements were issued, as we were not able to assert that it was probable that our plans when fully implemented would alleviate the events and conditions. However, more fully explained in Note 13 and Note 14 below, on May 14, 2020, among other things, the Company refinanced and extended the term of its Revolving Credit Agreement to June 30, 2022. Additionally, as described below, the Company took other actions all of which reduced the substantial doubt of the Company’s ability to be considered a going concern.

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

•
on May 14, 2020, the Company entered into an agreement with its lenders amending and restating the Amended Credit Agreement, among the Company, Bank of America, N.A., as administrative agent (the "Administrative Agent") and lender, and the other lenders party thereto. The credit agreement, as amended and restated (the “A&R Credit Agreement”), among other amendments, extends the maturity date on the revolving credit facility to June 30, 2022 and the maturity date on the last out term loans (the "Last Out Term Loans") to December 30, 2022. Under the

A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley has entered into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. For more information regarding the A&R Credit Agreement and the additional last out term loans being provided by B. Riley, see Note 13 and Note 14; and

•	on May 14, 2020, we received $30.0 million of additional gross borrowings from B. Riley under a new Tranche A- 6 of Last Out Term Loans, as described in Note 14.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity negatively impact our ability to conduct business. In some countries restrictions have lessened, in others they have lessened and then increased. These varying and changing events have caused many of the projects we anticipated to begin in 2020 to be delayed to later in 2020 and others to be delayed further into 2021 and 2022. Also, we have experienced and continue to experience variations in the levels of restrictions and expect such restrictions to continue to change depending on the severity of the virus in various locations around the world. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into next year and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken the following cash conservation and cost reduction measures which include:

•	temporary unpaid furloughs for certain employees:

•	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

•	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;

•	suspension of our 401(k) match for U.S. employees for the remainder of 2020;

•
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

•	negotiating temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

•	utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and

•
we elected to defer, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020 and July 15, 2020, respectively, related to our Pension Plan.

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Loss from continuing operations	$(17,991)	$(28,334)	$(51,430)	$(78,099)
Loss (income) from discontinued operations, net of tax	(113)	694	1,800	694
Net loss attributable to stockholders	$(18,104)	$(27,640)	$(49,630)	$(77,405)

Weighted average shares used to calculate basic and diluted earnings per share (1)	46,853	18,366	46,628	18,362

Basic and diluted loss per share - continuing operations	$(0.39)	$(1.54)	$(1.10)	$(4.26)
Basic and diluted earnings per share - discontinued operations	—	0.04	0.04	0.04
Basic and diluted loss per share	$(0.39)	$(1.50)	$(1.06)	$(4.22)
(1) Weighted average shares used to calculate basic and diluted earnings (loss) per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019

In July 2019, the Company completed the 2019 Rights Offering to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the three and six months ended June 30, 2019 was 16,888 and 16,884, respectively.

Because we incurred a net loss in the three and six months ended June 30, 2020 and 2019, basic and diluted shares are the same.

If we had net income in the three and six months ended June 30, 2020, diluted shares would include an additional 33.3 thousand and 216.1 thousand shares, respectively. If we had net income in the three and six months ended June 30, 2019, diluted shares would include an additional 25.7 thousand and 35.8 thousand shares, respectively.

We excluded 1.5 million and 0.3 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive. We excluded 1.7 million and 0.3 million shares related to stock options from the diluted share calculation for the six months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Babcock & Wilcox segment
Retrofits	$30,240	$44,923	$59,888	$75,597
New build utility and environmental	5,438	55,377	11,989	124,284
Aftermarket parts and field engineering services	52,788	64,308	116,478	127,395
Industrial steam generation	19,173	49,357	42,730	96,367
Eliminations	(2,849)	(13,001)	(4,339)	(34,121)
	104,790	200,964	226,746	389,522
Vølund & Other Renewable segment
Renewable new build and services	16,746	31,553	28,559	61,086
Operations and maintenance services	3,504	2,313	7,002	2,873
Eliminations	—	(171)	(2)	(732)
	20,250	33,695	35,559	63,227
SPIG segment
New build cooling systems	5,950	17,385	12,952	38,391
Aftermarket cooling system services	4,903	7,303	9,242	15,474
Eliminations	—	(1,854)	(4)	(2,129)
	10,853	22,834	22,190	51,736

Eliminations	(496)	(9,378)	(544)	(24,434)
	$135,397	$248,115	$283,951	$480,051

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin-off costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment.

Adjusted EBITDA for each segment is presented below with a reconciliation to loss before income tax.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA (1)
Babcock & Wilcox segment	$9,498	$19,137	$20,152	$28,226
Vølund & Other Renewable segment	(506)	(718)	(3,799)	(9,507)
SPIG segment	(2,525)	(142)	(3,717)	516
Corporate	(3,807)	(9,323)	(7,950)	(13,914)
Research and development costs	(1,231)	(710)	(2,572)	(1,453)
	1,429	8,244	2,114	3,868

Restructuring activities	(2,392)	(936)	(4,343)	(7,015)
Financial advisory services	(582)	(3,197)	(1,511)	(7,155)
Settlement cost to exit Vølund contract (2)	—	—	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(1,155)	(1,581)	(3,769)	(4,658)
Litigation legal costs	(252)	—	(948)	—
Stock compensation	(1,187)	(210)	(1,899)	(801)
Income (loss) from business held for sale	470	—	(318)	—
Depreciation & amortization	(4,032)	(6,536)	(8,240)	(13,842)
Gain (loss) on asset disposals, net	(2)	(42)	913	(42)
Operating loss	(7,703)	(4,258)	(18,001)	(36,220)
Interest expense, net	(15,259)	(26,636)	(37,310)	(37,211)
Loss on debt extinguishment	(6,194)	(3,969)	(6,194)	(3,969)
Loss on sale of business	(108)	(3,601)	(108)	(3,601)
Net pension benefit before MTM	7,450	3,333	14,986	6,761
MTM loss from benefit plans	—	(862)	—	(1,260)
Foreign exchange	7,112	9,506	(2,214)	(647)
Other – net	(2,586)	43	(2,792)	463
Loss before income tax (benefit) expense	$(17,288)	$(26,444)	$(51,633)	$(75,684)
(1) Adjusted EBITDA, for the three and six months ended June 30, 2019, excludes stock compensation that was previously included in segment results and totals $0.1 million and $0.2 million, respectively, in the Babcock & Wilcox segment, $0.1 million and $0.1 million, respectively, in the Vølund & Other Renewable segment, and $0.0 million and $0.4 million, respectively, in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

(2)
In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the Babcock & Wilcox segment, accounted for 31% and 18% for the three months ended June 30, 2020 and 2019, respectively and 31% and 18% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 69% and 82% of our revenue for the three months ended June 30, 2020 and 2019, respectively and 69% and 82% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in our Vølund & Other Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

As of June 30, 2020, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception has not been recorded for sales commissions as a liability has not been incurred at that point.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$34,507	$29,877	$4,630	15%
Revenues recognized less billings to customers	51,584	61,702	(10,118)	(16)%
Contracts in progress	$86,091	$91,579	$(5,488)	(6)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$59,543	$76,468	$(16,925)	(22)%
Costs of revenue recognized less cost incurred	1,434	(1,181)	2,615	(221)%
Advance billings on contracts	$60,977	$75,287	$(14,310)	(19)%

Net contract balance	$25,114	$16,292	$8,822	54%

Accrued contract losses	$1,707	$6,139	$(4,432)	(72)%

Backlog

On June 30, 2020 we had $457.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 29.1%, 33.9% and 37.0% of our remaining performance obligations as revenue in the remainder of 2020, 2021 and thereafter, respectively.

Changes in Contract Estimates

In the three and six months ended June 30, 2020 and 2019, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Increases in gross profits for changes in estimates for over time contracts	$4,037	$8,088	$7,561	$15,894
Decreases in gross profits for changes in estimates for over time contracts	(5,102)	(16,051)	(5,288)	(23,728)
Net changes in gross profits for changes in estimates for over time contracts	$(1,065)	$(7,963)	$2,273	$(7,834)

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

In the three months ended June 30, 2020 and 2019, we recorded $0.4 million and $3.2 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the three months ended June 30, 2020 we did not change our estimate of liquidated damages on these contracts and in the three months ended June 30, 2019, we reduced our estimate of liquidated damages on these contracts by $0.4 million.

In the six months ended June 30, 2020 and 2019, we recorded $0.3 million and $7.4 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the six months ended June 30, 2020 we did not change our estimate of liquidated damages on these contracts and in the six months ended June 30, 2019, we reduced our estimate of liquidated damages on these contracts by $0.4 million. Total anticipated liquidated damages associated with these six contracts were $88.2 million and $88.2 million at June 30, 2020 and June 30, 2019, respectively.

As of June 30, 2020, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of June 30, 2020, the status of these six Vølund EPC loss contracts was as follows:

•
The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of June 30, 2020, this contract was approximately 100% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the three and six months ended June 30, 2020, we recognized additional contract losses of $0.8 million inclusive of warranty. Our estimate at completion as of June 30, 2020 includes $9.1 million of total estimated liquidated damages. As of June 30, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.4 million. During the three and six months ended June 30, 2019, we recognized additional contract losses of $2.0 million on the contract as a result of identifying additional remediation costs in the second quarter of 2019. As of June 30, 2019, this contract had $3.2 million of accrued losses and was 97% complete.

•
The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2020, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three months ended June 30, 2020, we did not recognize additional contract losses and during the six months ended June 30, 2020, we recognized additional contract losses of $0.1 million on this contract as a result of additional punch list and other commissioning costs. Our estimate at completion as of June 30, 2020 includes $19.0 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of June 30, 2020 and 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of June 30, 2020, we expect no future charges due to this contract and, accordingly, have no reserve for estimated contract losses. In the three and six months ended June 30, 2019, we recognized contract losses of $1.2 million and $1.9 million, respectively, on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. As of June 30, 2019, this contract had $0.1 million of accrued losses and was 100% complete.

•
The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of June 30, 2020, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three and six months ended June 30, 2020, we did not recognize additional contract losses. Our estimate at completion as of June 30, 2020 includes $6.7 million total estimated liquidated damages due to schedule delays. As of June 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three and six months ended June 30, 2019, we did not recognize additional contract losses. As of June 30, 2019, this contract had $0.1 million of accrued losses and was 100% complete.

•
The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of June 30, 2020, this contract was approximately 100% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three and six months ended June 30, 2020, we recognized additional contract charges of $0.1 million and $0.2 million, respectively, on this contract due to changes in cost to complete remaining punch list and other close out items. Our estimate at completion as of June 30, 2020 includes $20.8 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of June 30, 2020 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of June 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three and six months ended June 30, 2019, we recognized additional contract losses of $4.0 million and $4.3 million, respectively, on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. Our estimates at completion as of June 30, 2019 also included contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of June 30, 2019, this contract had $0.4 million of accrued losses and was 99% complete.

•
The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2020, this contract was approximately 100% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminated all historical claims and remaining liquidated damages. Remaining items at June 30, 2020 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the three and six months ended June 30, 2020, our estimated loss on the contract improved by $0.1 million and $0.4 million, respectively. Our estimate at completion as of June 30, 2020, includes $13.6 million of total estimated liquidated damages due to schedule delays. As of June 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. During the three and six months ended June 30, 2019, our estimated loss on the contract improved by $4.0 million and $1.8 million, respectively, inclusive of warranty. As of June 30, 2019, this contract had $5.3 million of accrued losses and was 97% complete.

•
The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of June 30, 2020, this contract was approximately 99% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. The contract is in the warranty phase. During the three and six months ended June 30, 2020, our estimated loss on the contract improved by $0.4 million inclusive of warranty. Our estimate at completion as of June 30, 2020 includes $19.0 million of total estimated liquidated damages due to schedule delays. As of June 30, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.2 million. In the three and six months ended June 30, 2019, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $0.1 million and $0.9 million, respectively, related to matters encountered in completing punch list items. As of June 30, 2019, this contract had $0.2 million of accrued losses and was 99% complete.

In the fourth quarter of 2019, one of our other Vølund renewable energy contracts turned into a loss contract (estimated loss of $0.2 million) due to the extension of time and other start-up costs associated with the completion of the trial operations run and turnover to the client. This contract was turned over to the client in October 2019.  During the three and six months ended June 30, 2020, we did not recognize additional contract losses and during the three and six months ended June 30, 2019, we recognized additional charges of $1.3 million and $1.5 million, respectively, on this contract.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the June 30, 2020 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost under various applicable insurance policies and from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

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

SPIG's Loss Contracts

At June 30, 2020, SPIG had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the three and six months ended June 30, 2020, we did not recognize additional charges on these contracts. In the three and six months ended June 30, 2019, our estimated loss on the second contract improved by $0.7 million, respectively, due to recovery of tariffs.

At June 30, 2020, the design and procurement are substantially complete, and construction is nearing completion on the first loss contract.  Overall, the contract is approximately 99% complete with only performance testing remaining which will be complete in the third quarter of 2020. As of June 30, 2020, we have no reserve for estimated contract losses. As of June 30, 2019, this contract had accrued losses of $0.6 million and was 96% complete. Construction is being performed by the Babcock & Wilcox segment, but the contract loss is included in the SPIG segment.

At June 30, 2020, the design and procurement are nearing completion on the second loss contract.  Overall, the contract is approximately 96% complete and final completion is expected to be in the third quarter of 2020.  As of June 30, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.3 million related to this contract.  As of June 30, 2019, this contract had accrued losses of $0.1 million and was 97% complete. The percent completion declined at June 30, 2020 compared to the prior year period due to an increase in additional contract charges of $3.3 million recognized in late 2019 due to issues with the seismic design and fans.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials and supplies	$41,832	$42,685
Work in progress	7,666	7,502
Finished goods	11,892	12,916
Total inventories	$61,390	$63,103

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Land	$3,005	$2,998
Buildings	83,570	84,005
Machinery and equipment	152,491	154,016
Property under construction	5,836	6,204
	244,902	247,223
Less accumulated depreciation	183,831	180,562
Net property, plant and equipment	61,071	66,661
Finance lease	30,549	30,405
Less finance lease accumulated amortization	1,043	13
Net property, plant and equipment, and finance lease	$90,577	$97,053

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2020:

(in thousands)	Babcock & Wilcox Segment
Balance at December 31, 2019	$47,160
Currency translation adjustments	(140)
Balance at June 30, 2020	$47,020

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit and the Babcock & Wilcox Construction Company reporting unit, which are both included in the Babcock & Wilcox segment. Because the Babcock & Wilcox and the Babcock & Wilcox Construction Company reporting units each had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment indicators were identified during the three months ended June 30, 2020.

In the first quarter of 2020, our share price declined significantly, which we considered to be a triggering event for an interim goodwill assessment. We primarily attributed the significant decline in our share price to the current macroeconomic conditions and impacts COVID-19 will have on our operations. Based on the interim assessment, as of March 31, 2020, no impairment was indicated during the first quarter of 2020.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Definite-lived intangible assets
Customer relationships	$24,444	$24,440
Unpatented technology	14,939	14,917
Patented technology	2,601	2,598
Tradename	12,402	12,372
All other	9,248	9,225
Gross value of definite-lived intangible assets	63,634	63,552
Customer relationships amortization	(19,119)	(18,616)
Unpatented technology amortization	(5,972)	(5,245)
Patented technology amortization	(2,538)	(2,476)
Tradename amortization	(4,539)	(4,257)
All other amortization	(9,106)	(8,963)
Accumulated amortization	(41,274)	(39,557)
Net definite-lived intangible assets	$22,360	$23,995
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$23,665	$25,300

The following summarizes the changes in the carrying amount of intangible assets:

	Six months ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$25,300	$30,793
Amortization expense	(1,716)	(2,331)
Currency translation adjustments and other	81	(67)
Balance at end of the period	$23,665	$28,395

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2020	$1,590
Year ending December 31, 2021	3,057
Year ending December 31, 2022	3,034
Year ending December 31, 2023	3,033
Year ending December 31, 2024	2,960
Year ending December 31, 2025	2,470
Thereafter	6,216

The circumstances leading to the first quarter interim goodwill assessment as described in Note 7 also triggered an evaluation for long-lived assets, including intangible assets. The company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its Vølund and SPIG asset groups. With respect to these asset groups no impairment was indicated during the first quarter of 2020.

NOTE 9 – LEASES

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Classification	2020	2019	2020	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,389	$1,589	$2,896	$3,498
Short-term lease expense	Selling, general and administrative expenses	292	2,335	480	5,196
Variable lease expense (1)	Selling, general and administrative expenses	(382)	871	394	983
Total operating lease expense		$1,299	$4,795	$3,770	$9,677

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$514	$—	$1,029	$—
Interest on lease liabilities	Interest expense	616	—	1,231	—
Total finance lease expense		$1,130	$—	$2,260	$—

Sublease income (2)	Other – net	$(21)	$(14)	$(43)	$(24)
Net lease cost		$2,408	$4,781	$5,987	$9,653
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,743	$6,578
Operating cash flows from finance leases	1,231	14
Financing cash flows from finance leases	(399)	(12)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,196	$3,014
Finance leases	$146	$30,404

Weighted-average remaining lease term:
Operating leases (in years)	3.2	3.4
Finance leases (in years)	14.4	15.0
Weighted-average discount rate:
Operating leases	9.14%	9.27%
Finance leases	8.00%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	June 30, 2020	December 31, 2019
Operating lease assets	Right-of-use assets	$11,367	$12,498
Finance lease assets	Net property, plant and equipment, and finance lease	29,506	30,392
Total non-current lease assets		$40,873	$42,890

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$4,280	$4,323
Finance lease liabilities	Financing lease liabilities	820	(38)
Non-current
Operating lease liabilities	Non-current operating lease liabilities	7,374	8,388
Finance lease liabilities	Non-current finance lease liabilities	30,140	30,454
Total lease liabilities		$42,614	$43,127

Future minimum lease payments required under non-cancellable leases as of June 30, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding the six months ended June 30, 2020)	$2,762	$1,607	$4,369
2021	4,227	3,277	7,504
2022	3,007	3,342	6,349
2023	2,034	3,408	5,442
2024	1,236	3,472	4,708
Thereafter	106	38,285	38,391
Total	$13,372	$53,391	$66,763
Less imputed interest	(1,718)	(22,431)	(24,149)
Lease liability	$11,654	$30,960	$42,614

In connection with the COVID-19 pandemic, the Company has received temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark. We have elected to account for the deferral in timing of lease payments as if there were no changes to the lease contract, including continued recognition of expense during the deferral period.

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$33,376	$45,117
Additions	2,063	2,717
Expirations and other changes	(1,584)	(4,412)
Payments	(5,410)	(3,641)
Translation and other	46	(192)
Balance at end of period	$28,491	$39,589

We accrue estimated expense included in cost of operations on our Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense for the three and six months ended June 30, 2019 includes $3.9 million of warranty reversal related to developments in the quarter stemming from the March 29, 2019 settlement agreement for the Vølund EPC loss contracts described in Note 4.

NOTE 11 – RESTRUCTURING ACTIVITIES

The following tables summarize the restructuring activity incurred by segment:

	Three months ended June 30,				Three months ended June 30,
	2020				2019
(in thousands)	Total	Severance and related costs	COVID-19 related costs	Other (1)	Severance and related costs
Babcock & Wilcox segment	$1,514	$566	$274	$674	$127
Vølund & Other Renewable segment	622	46	576	—	437
SPIG segment	—	—	—	—	258
Corporate	256	—	92	164	114
	$2,392	$612	$942	$838	$936

	Six months ended June 30,				Six months ended June 30,
	2020				2019
(in thousands)	Total	Severance and related costs	COVID-19 related costs	Other (1)	Severance and related costs
Babcock & Wilcox segment	$2,837	$1,108	$274	$1,455	$4,075
Vølund & Other Renewable segment	1,181	605	576	—	1,015
SPIG segment	—	—	—	—	401
Corporate	325	—	92	233	1,524
	$4,343	$1,713	$942	$1,688	$7,015
(1) Other amounts consist primarily of exit, relocation and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$5,341	$10,196	$5,358	$7,359
Restructuring expense	2,392	936	4,343	7,015
Payments	(2,646)	(4,158)	(4,614)	(7,400)
Balance at end of period	$5,087	$6,974	$5,087	$6,974

Accrued restructuring liabilities at June 30, 2020 and 2019 relate primarily to employee termination benefits. Severance payments are expected to extend through the end of 2020.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Interest cost	$8,250	$10,965	$16,511	$21,822	$72	$119	$144	$239
Expected return on plan assets	(15,544)	(13,905)	(31,185)	(27,799)	—	—	—	—
Amortization of prior service cost	43	27	86	55	(271)	(539)	(542)	(1,078)
Recognized net actuarial (gain) loss	—	862	—	1,260	—	—	—	—
Benefit plans, net (1)	(7,251)	(2,051)	(14,588)	(4,662)	(199)	(420)	(398)	(839)
Service cost included in COS (2)	209	150	420	300	4	4	9	8
Net periodic benefit cost (benefit)	$(7,042)	$(1,901)	$(14,168)	$(4,362)	$(195)	$(416)	$(389)	$(831)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)
Service cost related to a small group of active participants is presented within cost of operations in the Condensed Consolidated Statement of Operations and is allocated to the Babcock & Wilcox segment.

Recognized net actuarial (gain) loss consists primarily of our reported actuarial (gain) loss, curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2020 and we incurred losses of $0.9 million and $1.3 million in the three and six months ended June 30, 2019. We have excluded the recognized net actuarial (gain) loss from our reportable segments and such amount has been reflected in Note 3 as the MTM loss from benefit plans in the reconciliation of Adjusted EBITDA for each segment to consolidated loss before income tax. The recognized net actuarial (gain) loss was recorded in benefit plans, net in our Condensed Consolidated Statements of Operations.

We made contributions to our pension and other postretirement benefit plans totaling $0.6 million and $1.1 million during the three and six months ended June 30, 2020, respectively, as compared to $1.4 million and $2.8 million during the three and six months ended June 30, 2019, respectively. Expected employer contributions to trusts of defined benefit plans assume that relief is granted under U.S. pension contribution waivers, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. Related to the 2018 Plan year, we filed a request for waiver with the IRS in January 2019 and obtained a letter on August 27, 2019 that the waiver request had been approved subject to certain conditions.

We filed a temporary hardship waiver request with the IRS on March 12, 2020 related to our contributions for our pension and other postretirement benefit plans for the 2019 Plan year. As of August 12, 2020, final determination of this waiver request had not been received. Pursuant to the provisions of the waiver granted by the IRS related to the 2018 Plan year, the Company was required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan. If we receive an adverse response from the IRS for the temporary hardship waiver request for the 2019 Plan year, our required minimum employer pension contributions could increase by approximately $25.0 million, to a total pension and other postretirement benefit funding requirement of approximately $46.0 million or greater in 2020, plus interest and, if assessed, penalties.

On March 27, 2020, the CARES Act was signed into law and among other things, provides deferral of certain U.S. pension plan contributions until January 1, 2021. We elected to defer the contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020 and July 15, 2020.

The total funding contributions of $46.0 million estimated for 2020 that have been deferred includes $1.1 million for the 2018 Plan year, $23.7 million for the 2019 Plan year, $16.5 million for the 2020 Plan year and $4.5 million related to other non-qualified pension plans, non-U.S. pension plans and other postretirement benefits plans. The Company cannot make any assurances that such waiver will be granted.

NOTE 13 – REVOLVING DEBT

Our revolving debt is comprised of a revolving credit facility in the U.S. with balances of $164.7 million as of June 30, 2020 and $179.0 million as of December 31, 2019.

A&R Credit Agreement

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

The A&R Credit Agreement also provides that, (i) the revolving credit facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205.0 million sublimit on borrowings under the revolving credit facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

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

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars will be capped at $125.0 million through April 30, 2021 and will step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit will be capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European Vølund EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant but has been modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to renegotiate such covenant levels and related definitions prior to October 31, 2020.

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

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley has entered into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the revolving credit facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the revolving credit facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the revolving credit facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”). On June 8, 2020 and June 30, 2020, the company issued 1,712,479 shares of common stock and 1,192,371 shares of common stock, respectively, to B. Riley and certain of its affiliates in settlement of the B. Riley Guaranty Fee in connection with the Fee and Interest Equitization Agreement discussed below.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive shares of the Company’s common stock.

Under the Equitization Agreement, B. Riley will receive a number of shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price of the common stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE. On June 5, 2020, the conversion price was calculated at $2.2774 per share.

The Company is required under the Equitization Agreement to use its reasonable best efforts to take all actions to obtain any necessary stockholder approval under the rules of the NYSE for the issuance of the Shares. B. Riley has agreed to cause all shares of common stock beneficially owned by B. Riley to be voted in favor of any proposal presented to the Company’s stockholders seeking approval of the issuance of shares pursuant to the Equitization Agreement. The required stockholder approvals were obtained at the Company’s 2020 annual meeting of stockholders held on June 16, 2020.

U.S. Revolving Credit Facility

As of June 30, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $326.9 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

As of June 30, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain required actions that were not completed by December 15, 2019.

At June 30, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $164.7 million at a weighted average interest rate of 7.53%. Usage under the U.S. Revolving Credit Facility consisted of $164.7 million of revolving loan borrowings, $25.0 million of financial letters of credit and $95.4 million of performance letters of credit. At June 30, 2020, we had approximately $41.8 million available to meet letter of credit requirements based on our overall facility size, of which $40.3 million was available for additional borrowings under our sublimit.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2020 and December 31, 2019 was $81.7 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $30.7 million as of June 30, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $35.2 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $272.0 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $31.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 14 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	June 30, 2020
(in thousands)	A-3	A-4	A-6	Total
Proceeds (1)	$101,660	$30,000	$30,000	$161,660
Discount and fees	8,650	—	—	8,650
Paid-in-kind interest	3,020	—	—	3,020
Net debt balance	$113,330	$30,000	$30,000	$173,330
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

Last Out Term Loans are incurred under our A&R Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The Company recognized a loss on debt extinguishment of $6.2 million in the quarter ended June 30, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan. In connection with the effectiveness of the A&R Credit Agreement, the maturity date for the Last Out Term Loans was extended to December 30, 2022.

On June 30, 2020, the company issued 1,192,371 shares of common stock to B. Riley in settlement of the quarterly interest payable in connection with the Fee and Interest Equitization Agreement further discussed in Note 13.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on June 30, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

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

Tranche A-5

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of August 12, 2020, no borrowings have occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $70.0 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 13. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company. The remaining $5.0 million will be available upon request by the Company.

On May 14, 2020, we borrowed $30.0 million face value of the Tranche A-6 and received gross proceeds of $30.0 million related to the A&R Credit Agreement that is more fully described in Note 13.

Tranche A-7

The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 13. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of August 12, 2020, no borrowings have occurred under Tranche A-7.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,409	$3,801	$7,448	$7,351
Last Out Term Loans - cash interest	4,828	3,606	8,875	4,119
Last Out Term Loans - paid-in-kind interest	—	3,881	—	4,941
	8,237	11,288	16,323	16,411
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	3,629	8,880	12,664	14,149
United States revolving credit facility contingent consent fee for Amendment 16	—	4,674	—	4,674
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	2	—	1,660	—
Last Out Term Loans - discount and financing fees	1,579	1,479	3,729	2,069
	5,210	15,033	18,053	20,892

Other interest expense	2,035	516	3,197	668

Total interest expense	$15,482	$26,837	$37,573	$37,971

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Held by foreign entities	$34,676	$38,921	$30,932	$35,522
Held by U.S. entities	2,139	4,851	4,258	7,692
Cash and cash equivalents of continuing operations	36,815	43,772	35,190	43,214

Reinsurance reserve requirements	5,596	9,318	5,350	11,768
Restricted foreign accounts	2,661	3,851	3,830	5,297
Bank guarantee collateral	3,044	—	—	—
Restricted cash and cash equivalents	11,301	13,169	9,180	17,065
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$48,116	$56,941	$44,370	$60,279

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

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Six months ended June 30,
(in thousands)	2020	2019
Income tax payments, net	$1,438	$32

Interest payments on our U.S. Revolving Credit Facility	$8,110	$6,921
Interest payments on our Last Out Term Loans	6,140	1,022
Total cash paid for interest	$14,250	$7,943

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2020, income tax expense was $0.8 million, resulting in an effective tax rate of (4.9)%. In the three months ended June 30, 2019, income tax expense was $1.9 million, with an effective tax rate of (7.2)%.

Our effective tax rate for the three months ended June 30, 2020 and 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. We have favorable discrete items of $1.8 million and unfavorable discrete items of $0.2 million in the three months ended June 30, 2020 and 2019, respectively.

In the six months ended June 30, 2020, income tax expense was $35 thousand, resulting in an effective tax rate of (0.1)%. In the six months ended June 30, 2019, income tax expense was $2.5 million, resulting in an effective tax rate of (3.3)%.

Our effective tax rate for the six months ended June 30, 2020 and 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. In jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the U.S., Denmark and Italy, the existence of a full valuation allowance against deferred tax assets results in income tax benefit or expense relating primarily to discrete items. We have favorable discrete items of $1.3 million and unfavorable discrete items of $0.1 million in the six months ended June 30, 2020 and 2019, respectively.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 17.5% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income, and valuation allowances.

CARES Act

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “Act”) was signed into law. The Act contains a number of provisions designed to assist companies during the pandemic. Certain provisions may impact the Company’s income tax provision. Management has concluded the CARES Act will not have an impact to the Company’s tax attributes.

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

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters of 2020 and 2019 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income (loss) before reclassifications	2,380	—	2,380
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060
Other comprehensive income (loss) before reclassifications	(4,095)	—	(4,095)
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	(4,095)	(246)	(4,341)
Balance at June 30, 2020	$4,028	$(4,309)	$(281)

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments (1)	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
Other comprehensive loss before reclassifications	(7,979)	(189)	—	(8,168)
Reclassified from AOCI to net income (loss)	3,176	(22)	(514)	2,640
Net other comprehensive (loss) income	(4,803)	(211)	(514)	(5,528)
Balance at June 30, 2019	$(5,377)	$197	$(2,830)	$(8,010)
(1) The remaining unrealized FX gain/(loss) is expected to be recognized over time as the related projects are completed.

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Release of currency translation gain with the sale of equity method investment and the sale of business	Loss on sale of business	$—	$(3,176)	$—	$(3,176)
Derivative financial instruments	Other – net	—	22	—	(202)
	Net loss	$—	$(3,154)	$—	$(3,378)

Amortization of prior service cost on benefit obligations	Benefit plans, net	246	514	492	870
	Net income	$246	$514	$492	$870

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

(in thousands)
Available-for-sale securities	June 30, 2020	Level 1	Level 2
Corporate notes and bonds	$9,465	$9,465	$—
Mutual funds	577	—	577
United States Government and agency securities	5,617	5,617	—
Total fair value of available-for-sale securities	$15,659	$15,082	$577

(in thousands)
Available-for-sale securities	December 31, 2019	Level 1	Level 2
Corporate notes and bonds	$8,310	$8,310	$—
Mutual funds	587	—	587
United States Government and agency securities	3,868	3,868	—
Total fair value of available-for-sale securities	$12,765	$12,178	$587

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of June 30, 2020, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at June 30, 2020 and December 31, 2019.

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

Property, plant and equipment and definite-lived intangible asset amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined based on an income approach using a discounted cash flow analysis or based on the price that the Company expects to receive upon the sale of these assets. Both of those approaches utilize unobservable inputs (see Note 6 and Note 8).

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

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 22.5% of our outstanding common stock as of June 30, 2020.

B. Riley is party to the Last Out Term Loans as described in Note 14. B. Riley has also provided the B. Riley Guaranty as more fully described in Note 13.

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement as described in Note 13. Under the Equitization Agreement the Company issued 1.7 million shares of common stock on June 8, 2020 and 1.2 million shares of common stock on June 30, 2020 to B. Riley in satisfaction of the B. Riley Guaranty Fee and payment of certain interest payments as more fully described in Note 13.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC for Mr. Young's performance and services. In April 2020, we temporarily deferred the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50% as more fully described in Note 1.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $3.3 million and $7.5 million for the three and six months ended June 30, 2020, respectively, and were $10.1 million and $11.5 million for the three and six months ended June 30, 2019, respectively.

On August 10, 2020, B. Riley Financial, Inc. entered into a project specific indemnity rider (the “Indemnity Rider”) to the General Agreement of Indemnity, dated May 28, 2015, between us and Berkley Insurance Company (the “Surety”). Pursuant to the terms of the Indemnity Rider, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed $30.0 million in connection with our proposed performance on a specified project.  In consideration of B. Riley's execution of the Indemnity Rider, we will pay B. Riley a fee of $0.6 million no later than 30 days following  the issuance of the bond by the Surety, which represents approximately 2.0% of the bonded obligations. Under the A&R Credit Agreement, any draw or claim under the Indemnity Rider will convert into a Tranche A- 5 Last Out Term Loan for the benefit of B. Riley.

Refer to Note 13 for additional related party transactions with B. Riley and its affiliates.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 31.8% of our outstanding common stock as of June 30, 2020.

NOTE 21 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

In December 2019, we determined that a small business within the Babcock & Wilcox segment met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. At June 30, 2020, the carrying value of the assets held for sale approximated the estimated fair value less costs to sell, therefore an impairment charge was not required. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The sale is expected to occur in 2020.

The following table summarizes the carrying value of the assets and liabilities held for sale at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable – trade, net	$3,289	$5,472
Accounts receivable – other	150	147
Contracts in progress	452	586
Inventories	2,646	1,555
Other current assets	189	329
Current assets held for sale	6,726	8,089

Net property, plant and equipment	6,537	6,534
Intangible assets	708	725
Right-of-use-asset	34	63
Other assets	17	—
Non-current assets held for sale	7,296	7,322

Total assets held for sale	$14,022	$15,411

Accounts payable	$5,719	$7,898
Accrued employee benefits	453	430
Advance billings on contracts	90	227
Accrued warranty expense	472	515
Operating lease liabilities	18	6
Other accrued liabilities	785	462
Current liabilities held for sale	7,537	9,538

Non-current liabilities held for sale	46	—

Total liabilities held for sale	$7,583	$9,538

Divestitures

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Effective May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH for €10.0 million (approximately $11.4 million), subject to adjustment. We received $7.4 million in cash and recognized a $3.6 million pre-tax loss on the sale of this business in the quarter ended June 30, 2019, net of $0.7 million in transaction costs. Proceeds from the transaction were primarily used to reduce outstanding balances under our U.S. Revolving Credit Facility.

Discontinued Operations

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our credit agreement as amended and restated (the "A&R Credit Agreement"); our ability to obtain waivers of required pension contributions; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our Vølund & Other Renewable and SPIG segments, including the ability to complete our European EPC projects and SPIG U.S. loss projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our SPIG and Vølund & Other Renewable segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual or anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions; our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them; and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended June 30, 2020. The Company cautions not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and the Company undertakes no obligation to update or revise any forward-looking statement, except to the extent required by applicable law.

OVERVIEW OF RESULTS

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity negatively impact our ability to conduct business. In some countries restrictions have lessened, in others they have lessened and then increased. These varying and changing events have caused many of the projects we anticipated to begin in 2020 to be delayed to later in 2020 and others to be delayed further into 2021 and 2022. Also, we have experienced and continue to experience variations in the levels of restrictions and expect such restrictions to continue to change depending on the severity of the virus in various locations around the world. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into next year and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

Our operating results for the three and six months ended June 30, 2020 have been negatively impacted by the COVID-19 pandemic. Because the majority of our revenues are driven by projects, we cannot reasonably estimate the amount of the decreases in our operating results directly caused by COVID-19. We have experienced adverse impacts on our 2020 revenues due to delays in closing new business deals, deferrals or delays in starting new projects, and other product volume decreases due to COVID-19 in 2020 caused by the following, among other reasons:

•	Customers’ concern regarding the duration and magnitude of COVID-19;

•	Customers’ hesitance to place large orders;

•	Certain planned 2020 projects being extended out to next year and beyond;

•	Field service personnel unable to get to certain site projects;

•	Travel restrictions impeding our ability to acquire new customers; and

•	International growth plans hindered by recruitment, training & deployment of new field personnel.

We recorded operating losses of $7.7 million and $18.0 million in the three and six months ended June 30, 2020, respectively, compared to losses of $4.3 million and $36.2 million in the three and six months ended June 30, 2019, respectively and we showed improved results in our Vølund & Other Renewable segment.

Our Babcock & Wilcox segment generated adjusted EBITDA of $9.5 million and $20.2 million in the three and six months ended June 30, 2020, respectively, compared to $19.1 million and $28.2 million in the three and six months ended June 30, 2019, respectively. This decline is primarily attributable to the decrease in revenue volume including the impacts of COVID-19, as described above, partially offset by the results of costs savings and restructuring initiatives.

Adjusted EBITDA in the Vølund & Other Renewable segment was $(0.5) million and $(3.8) million in the three and six months ended June 30, 2020, respectively, and $(0.7) million and $(9.5) million in the three and six months ended June 30, 2019, respectively. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts being partially offset by the divestiture of Loibl, a material handling business in
Germany, as well as the impacts of COVID-19, as described above. In the three and six months ended June 30, 2020, we recorded $0.4 million of additional costs related to the six European Vølund EPC loss contracts as compared to $3.2 million and $7.4 million, in net losses recorded for the three and six months ended June 30, 2019, respectively. Aside from these loss projects, we have one remaining extended scope contract in our Vølund & Other Renewable business which turned into a loss contract in the fourth quarter of 2019 due to an increase in estimate to complete; this contract was turned over to the customer in October 2019.

As of June 30, 2020, five of the six European Vølund EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 4 to the Condensed Consolidated Financial Statements.

The SPIG segment included operating results of $(2.5) million and $(3.7) million of adjusted EBITDA in the three and six months ended June 30, 2020, respectively, compared to $(0.1) million and $0.5 million in the three and six months ended June 30, 2019, respectively. The decline is due to the impacts of COVID-19, as described above. While the segment was able to mitigate the impact on project executions, the decision for new investments by several customers has been postponed impacting revenues and operating results. At June 30, 2020, SPIG had two significant legacy loss contracts. The first loss contract is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the six months ended June 30, 2020. Final completion of the first loss contract is expected to be in the third quarter of 2020. The second loss contract is a contract to engineer and procure materials for a dry cooling system for a gas-fired power plant in the United States, which continued through the six months ended June 30, 2020. Final completion of the second loss contract is expected to be in the third quarter of 2020. SPIG's two significant loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $2.3 million and $3.2 million in the three and six months ended June 30, 2020, respectively, compared to $7.8 million and $19.3 million in the three and six months ended June 30, 2019, respectively.

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

Year-over-year comparisons of our results from continuing operations were also affected by:

•
$2.4 million and $4.3 million of restructuring costs were recognized in the three and six months ended June 30, 2020, respectively, compared to $0.9 million and $7.0 million of restructuring costs recognized in the three and six months ended June 30, 2019, respectively. The restructuring costs primarily related to severance and COVID-19 related costs in the first six months of 2020 and was primarily related to severance in the first six months of 2019.

•
$0.6 million and $1.5 million of financial advisory service fees were recorded in the three and six months ended June 30, 2020, respectively, compared to $3.2 million and $7.2 million in the corresponding periods of 2019. These services are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.

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

•
$1.2 million and $3.8 million of legal and other advisory fees were recognized in the three and six months ended June 30, 2020, respectively, compared to $1.6 million and $4.7 million in the corresponding periods of 2019. These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations. The contract settlement is further described above and in Note 4 to the Condensed Consolidated Financial Statements.

•
$2.0 million and 4.0 million of accelerated depreciation expense for the three and six months ended June 30, 2019, respectively, for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in December 2019.

•
$0.9 million and $1.3 million of actuarially determined mark to market ("MTM") losses on our pension and other post-retirement benefits in the three and six months ended June 30, 2019, respectively. MTM losses are further described in Note 12 to the Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, mark to market ("MTM") pension adjustments, restructuring and spin-off costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segment.

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues:
Babcock & Wilcox segment	$104,790	$200,964	$(96,174)	$226,746	$389,522	$(162,776)
Vølund & Other Renewable segment	20,250	33,695	(13,445)	35,559	63,227	(27,668)
SPIG segment	10,853	22,834	(11,981)	22,190	51,736	(29,546)
Eliminations	(496)	(9,378)	8,882	(544)	(24,434)	23,890
	$135,397	$248,115	$(112,718)	$283,951	$480,051	$(196,100)

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted EBITDA (1)
Babcock & Wilcox segment	$9,498	$19,137	$(9,639)	$20,152	$28,226	$(8,074)
Vølund & Other Renewable segment	(506)	(718)	212	(3,799)	(9,507)	5,708
SPIG segment	(2,525)	(142)	(2,383)	(3,717)	516	(4,233)
Corporate	(3,807)	(9,323)	5,516	(7,950)	(13,914)	5,964
Research and development costs	(1,231)	(710)	(521)	(2,572)	(1,453)	(1,119)
	$1,429	$8,244	$(6,815)	$2,114	$3,868	$(1,754)
(1) Adjusted EBITDA, for the three and six months ended June 30, 2019, excludes stock compensation that was previously included in segment results and totals $0.1 million and $0.2 million, respectively, in the Babcock & Wilcox segment, $0.1 million and $0.1 million, respectively, in the Vølund & Other Renewable segment, and $0.0 million and $0.4 million, respectively, in Corporate. Beginning in the third quarter of 2019, stock compensation is no longer considered in Adjusted EBITDA for purposes of managing the business, and prior periods have been adjusted to be presented on a comparable basis.

Three Months Ended June 30, 2020 and 2019

Revenues decreased by $112.7 million to $135.4 million in the second quarter of 2020 as compared to $248.1 million in the second quarter of 2019. Revenues for each of our segments have been adversely impacted by COVID-19. Revenue in the Babcock & Wilcox segment decreased by $96.2 million primarily due to the completion of several large construction projects and a lower level of volume related to customers' concern regarding the duration and magnitude of COVID-19 as well as delays to place large orders due to the impacts of COVID-19. Revenue in the Vølund & Other Renewable segment decreased by $13.4 million partially due to the divestiture of Loibl, a materials handling business in Germany, which contributed $7.1 million of revenue in the second quarter of 2019, as well as new anticipated activities being deferred due to COVID-19. Revenue was also lower in the Vølund & Other Renewable segment due to the advanced completion of activities on the EPC loss projects being partially offset by a full period of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers. SPIG segment revenue declined $12.0 million partially due to the postponement of new projects by several customers as a result of COVID-19.

Operating losses increased $3.4 million to $(7.7) million in the second quarter of 2020 from $(4.3) million in the second quarter of 2019, primarily due to the decrease in revenue volume as described above, partially offset by the impacts of costs savings and restructuring initiatives in the Babcock & Wilcox segment, the divestiture of Loibl and the impacts of COVID-19 in the Vølund & Other Renewable segment being partially offset by lower levels of direct overhead support and SG&A and a decline in overall volume and unfavorable product mix in the SPIG segment. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Six Months Ended June 30, 2020 and 2019

Revenues decreased by $196.1 million to $284.0 million in the six months ended June 30, 2020 as compared to $480.1 million in the six months ended June 30, 2019. Revenues for each of our segments have been adversely impacted by COVID-19. Revenue in the Babcock & Wilcox segment decreased by $162.8 million primarily due to the completion of several large construction projects that were actively being worked on during the comparable prior year period. Additionally, revenue is down due to a lower level of volume related to customers' concern regarding the duration and magnitude of COVID-19 as well as delays to place large orders due to the impacts of COVID-19. Revenue in the Vølund & Other Renewable segment decreased by $27.7 million partially due to the divestiture of Loibl, a materials handling business in Germany, which contributed $14.3 million of revenue in the six months ended June 30, 2019, as well as new anticipated revenues being deferred due to COVID-19. Revenue was also lower in the Vølund & Other Renewable segment due to the advanced completion of activities on the EPC loss projects in the prior year being partially offset by the startup and full period of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers. SPIG segment revenue declined $29.5 million partially due to the postponement of new projects by several customers as a result of COVID-19.

Operating losses improved $18.2 million to $(18.0) million in the six months ended June 30, 2020 from $(36.2) million in the six months ended June 30, 2019, primarily due to the absence of losses on the EPC loss contracts, profit from the startup and full period of activities on two operations and maintenance contracts in the U.K. and lower levels of direct overhead support and SG&A, in the Vølund & Other Renewable segment being partly offset by the divestiture of Loibl and the impacts of COVID-19 in the Vølund & Other Renewable segment, a decline in overall volume in the SPIG segment and an overall decrease in revenue volume in the Babcock & Wilcox segment as described above. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

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

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted gross profit (loss) (1)
Operating loss	$(7,703)	$(4,258)	$(3,445)	$(18,001)	$(36,220)	$18,219
Selling, general and administrative ("SG&A") expenses	34,504	41,948	(7,444)	72,036	84,217	(12,181)
Advisory fees and settlement costs	1,989	4,778	(2,789)	6,228	18,388	(12,160)
Amortization expense	1,335	1,142	193	2,745	2,329	416
Restructuring activities	2,392	936	1,456	4,343	7,015	(2,672)
Research and development costs	1,231	710	521	2,572	1,453	1,119
Losses (gains) on asset disposals, net	2	42	(40)	(913)	42	(955)
	$33,750	$45,298	$(11,548)	$69,010	$77,224	$(8,214)
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.

Adjusted gross profit by segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted gross profit (loss)
Babcock & Wilcox segment	$29,264	$37,853	$(8,589)	$62,145	$68,959	$(6,814)
Vølund & Other Renewable segment	4,174	5,057	(883)	5,632	2,201	3,431
SPIG segment	312	2,388	(2,076)	1,233	6,064	(4,831)
	$33,750	$45,298	$(11,548)	$69,010	$77,224	$(8,214)

Babcock & Wilcox Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$104,790	$200,964	$(96,174)	$226,746	$389,522	$(162,776)
Adjusted EBITDA	$9,498	$19,137	$(9,639)	$20,152	$28,226	$(8,074)
Adjusted gross profit	$29,264	$37,853	$(8,589)	$62,145	$68,959	$(6,814)
Adjusted gross profit %	27.9%	18.8%		27.4%	17.7%

Three Months Ended June 30, 2020 and 2019

Revenues in the Babcock & Wilcox segment decreased 48%, or $96.2 million to $104.8 million in the second quarter of 2020 compared to $201.0 million in the second quarter of 2019. The revenue decrease is attributable to the completion of several large construction projects and adverse impacts of COVID-19 including a lower level of volume related to customers' concern regarding the duration and magnitude of COVID-19 as well as delays to place large orders due to the impacts of COVID-19.

Adjusted EBITDA in the Babcock & Wilcox segment decreased 50%, or $9.6 million, to $9.5 million in the second quarter of 2020 compared to $19.1 million in the second quarter of 2019, which is mainly attributable to the decrease in revenue volume as described above being partially offset by the results of costs savings and restructuring initiatives.

Adjusted gross profit in the Babcock & Wilcox segment decreased $8.6 million to $29.3 million in the second quarter of 2020 compared to $37.9 million in the second quarter of 2019, which is consistent with the decrease in Adjusted EBITDA as described above.

Six Months Ended June 30, 2020 and 2019

Revenues in the Babcock & Wilcox segment decreased 42%, or $162.8 million, to $226.7 million in the six months ended June 30, 2020 compared to $389.5 million in the six months ended June 30, 2019. The revenue decrease is attributable to the completion of several large construction projects that were actively being worked on during the comparable prior year period. Additionally, revenue decreased due to adverse impacts of COVID-19 including a lower level of volume related to customers' concern regarding the duration and magnitude of COVID-19 as well as delays to place large orders due to the impacts of COVID-19.

Adjusted EBITDA in the Babcock & Wilcox segment decreased 29%, or $8.1 million, to $20.2 million in the six months ended June 30, 2020 compared to $28.2 million in the six months ended June 30, 2019, which is mainly attributable to lower revenue volume as described above being partially offset by higher parts margins and the results of costs savings and restructuring initiatives.

Adjusted gross profit in the Babcock & Wilcox segment decreased $6.8 million to $62.1 million in the six months ended June 30, 2020 compared to $69.0 million in the six months ended June 30, 2019, which is consistent with the decrease in Adjusted EBITDA as described above.

Vølund & Other Renewable Segment Results

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$20,250	$33,695	$(13,445)	$35,559	$63,227	$(27,668)
Adjusted EBITDA	$(506)	$(718)	$212	$(3,799)	$(9,507)	$5,708
Adjusted gross profit	$4,174	$5,057	$(883)	$5,632	$2,201	$3,431
Adjusted gross profit (loss) %	20.6%	15.0%		15.8%	3.5%

Three Months Ended June 30, 2020 and 2019

Revenues in the Vølund & Other Renewable segment decreased 40%, or $13.4 million to $20.3 million in the second quarter of 2020 compared to $33.7 million in the second quarter of 2019. The reduction in revenue partially relates to the divestiture of Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $30 million annually and contributed $7.1 million in the second quarter of 2019, as well as new anticipated revenues being deferred due to COVID-19. The reduction in revenue was also due to the advanced completion of activities on the EPC loss projects being partially offset by a full period of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers.

Adjusted EBITDA in the Vølund & Other Renewable segment was $(0.5) million in the second quarter of 2020 compared to $(0.7) million in the second quarter of 2019. The small improvement is primarily attributable to lower levels of direct overhead support and SG&A, reflecting the benefits of restructuring, offset by the divestiture of Loibl and the impacts of COVID-19, as described above

Adjusted gross profit in the Vølund & Other Renewable segment decreased $0.9 million to $4.2 million in the second quarter of 2020 compared to $5.1 million in the second quarter of 2019. The decline was primarily driven by the divestiture of Loibl, the impacts of COVID-19 and lower revenue, as described above, partially offset by lower levels of direct overhead.

Six Months Ended June 30, 2020 and 2019

Revenues in the Vølund & Other Renewable segment decreased 44%, or $27.7 million to $35.6 million in the six months ended June 30, 2020 compared to $63.2 million in the six months ended June 30, 2019. The reduction in revenue partially relates to the divestiture of Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $30 million annually and contributed $14.3 million in the six months ended June 30, 2019, as well as new anticipated revenues being deferred due to COVID-19. The reduction in revenue was also due to the advanced completion of activities on the EPC loss projects in the prior year being partially offset by the startup and full period of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers.

Adjusted EBITDA in the Vølund & Other Renewable segment improved $5.7 million to $(3.8) million in the six months ended June 30, 2020 compared to $(9.5) million in the six months ended June 30, 2019. The improvement was primarily due to changes in the estimated revenues and costs to complete the six European Vølund EPC loss contracts. In the six months ended June 30, 2020 and 2019, we recorded $0.3 million and $7.4 million in net losses, respectively. Beyond the effect of the loss contracts, Adjusted EBITDA for 2020 included profit from the startup and full period of activities on two operations and maintenance contracts in the U.K. and lower levels of direct overhead support and SG&A, reflecting the benefits of restructuring, partially offset by the divestiture of Loibl and the impacts of COVID-19, as described above.

Adjusted gross profit in the Vølund & Other Renewable segment increased $3.4 million to $5.6 million in the six months ended June 30, 2020 compared to $2.2 million in the six months ended June 30, 2019. The improvement was primarily driven by the additional costs related to the six European Vølund EPC loss contracts as described in the Adjusted EBITDA section above. Beyond the effect of the loss contracts, adjusted gross profit for the six months ended June 30, 2020 included lower levels of direct overhead support and profits from operations and maintenance contracts, offset by the absence of adjusted gross profit from Loibl and the impacts of COVID-19 as described above.

SPIG Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$10,853	$22,834	$(11,981)	$22,190	$51,736	$(29,546)
Adjusted EBITDA	$(2,525)	$(142)	$(2,383)	$(3,717)	$516	$(4,233)
Adjusted gross profit	$312	$2,388	$(2,076)	$1,233	$6,064	$(4,831)
Adjusted gross profit %	2.9%	10.5%		5.6%	11.7%

Three Months Ended June 30, 2020 and 2019

Revenues in the SPIG segment decreased 52%, or $12.0 million, to $10.9 million in the second quarter of 2020 from $22.8 million in the second quarter of 2019. The decrease is primarily due to the postponement of new projects by several customers as a result of COVID-19. SPIG's two significant legacy loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $2.3 million and $7.8 million in the second quarter of 2020 and 2019, respectively.

Adjusted EBITDA in the SPIG segment decreased $2.4 million to $(2.5) million in the second quarter of 2020 compared to $(0.1) million in the second quarter of 2019, driven primarily by the impact of COVID-19. While the segment was able to mitigate the impact on project executions, the decision for new investments by several customers has been postponed impacting revenues and operating results.

Adjusted gross profit in the SPIG segment decreased $2.1 million, to $0.3 million in the second quarter of 2020, compared to $2.4 million in the second quarter of 2019. The decrease is primarily attributable to the decrease in volume.

Six Months Ended June 30, 2020 and 2019

Revenues in the SPIG segment decreased 57%, or $29.5 million, to $22.2 million in the six months ended June 30, 2020 from $51.7 million in the six months ended June 30, 2019. The decrease is primarily due to the postponement of new projects nt by several customers as a result of COVID-19. Additionally, revenue is down due to selective bidding in core geographies and products and a focus on profitability. SPIG's two significant legacy loss contracts, as disclosed in Note 4 to the Condensed

Consolidated Financial Statements, generated revenues of $3.2 million and $19.3 million in the six months ended June 30, 2020 and 2019, respectively.

Adjusted EBITDA in the SPIG segment decreased $4.2 million to $(3.7) million in the six months ended June 30, 2020 compared to $0.5 million in the six months ended June 30, 2019, driven primarily by the impact of COVID-19. While the segment was able to mitigate the impact on project executions, the decision for new investments by several customers has been postponed impacting revenues and operating results.

Adjusted gross profit in the SPIG segment decreased $4.8 million, to $1.2 million in the six months ended June 30, 2020, compared to $6.1 million in the six months ended June 30, 2019. The decrease is primarily attributable to the decrease in volume.

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

	Three months ended June 30,		Six months ended June 30,
(In approximate millions)	2020	2019	2020	2019
Babcock & Wilcox	$67	$140	$226	$327
Vølund & Other Renewable (1)	15	(78)	33	(59)
SPIG	3	18	36	30
Other/eliminations	(1)	(13)	(1)	(15)
Bookings	$84	$67	$294	$283
(1) Vølund & Other Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on Vølund & Other Renewable bookings in the second quarter of 2020 and 2019 was $(1.6) million and $(4.0) million, respectively. The foreign exchange impact on Vølund & Other Renewable bookings in the six months ended June 30, 2020 and 2019 was $(0.6) million and $(0.5) million, respectively.

Our backlog decline, as expected is primarily driven by the timing of large new build projects in addition to the Company's focus on core technologies and profitability across all segments, as well as resolution of the European EPC loss contracts. Our backlog as of June 30, 2020 and 2019 was as follows:

	Six months ended June 30,
(In approximate millions)	2020	2019
Babcock & Wilcox	$220	$323
Vølund & Other Renewable (1)	185	205
SPIG	52	65
Other/eliminations	—	(8)
Backlog	$457	$585

(1)
Vølund & Other Renewable backlog at June 30, 2020, includes $156.0 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at June 30, 2020, we expect to recognize revenues as follows:

(In approximate millions)	2020	2021	Thereafter	Total
Babcock & Wilcox	$83	$124	$13	$220
Vølund & Other Renewable	29	15	141	185
SPIG	21	16	15	52
Other/eliminations	—	—	—	—
Expected revenue from backlog	$133	$155	$169	$457

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $5.5 million to $3.8 million in the second quarter of 2020 as compared to $9.3 million in the second quarter of 2019, primarily due to the benefits of restructuring, discretionary spend reductions and lower bonus costs. Corporate costs decreased $6.0 million to $8.0 million in the six months ended June 30, 2020 as compared to $13.9 million in the six months ended June 30, 2019, primarily due to the benefits of restructuring, discretionary spend reductions and lower bonus costs.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $2.8 million to $2.0 million in the second quarter of 2020 as compared to $4.8 million in the second quarter of 2019, primarily due to a decrease in financial advisory fees.

Advisory fees and settlement costs decreased by $12.2 million to $6.2 million in the six months ended June 30, 2020 as compared to $18.4 million in the six months ended June 30, 2019, primarily due to settlement costs to exit the fifth Vølund contract in the first quarter of 2019 as described in Note 4 to the Condensed Consolidated Financial Statements and a decrease in financial advisory fees.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $1.2 million and $0.7 million for the second quarter of 2020 and 2019, respectively. Research and development expenses totaled $2.6 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions, including executive severances, resulted in $2.4 million and $0.9 million of expense in the second quarter of 2020 and 2019, respectively. Restructuring actions across our business units and corporate functions, including executive severances, resulted in $4.3 million and $7.0 million of expense in the six months ended June 30, 2020 and 2019, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of June 30, 2020, we do not expect additional severance expense to be recognized based on actions taken through that date.

Goodwill Impairment

Goodwill is tested for impairment annually and when impairment indicators exist. All of our remaining goodwill is related to the Babcock & Wilcox reporting unit and the Babcock & Wilcox Construction Company reporting unit, which are both included in the Babcock & Wilcox segment. Because the Babcock & Wilcox and the Babcock & Wilcox Construction Company reporting units each had a negative carrying value, reasonable changes in the assumptions would not indicate impairment. No impairment indicators were identified during the three months ended June 30, 2020.

In the first quarter of 2020, our share price declined significantly, which we considered to be a triggering event for an interim goodwill assessment. We primarily attributed the significant decline in our share price to the current macroeconomic conditions and impacts COVID-19 will have on our operations. Based on the interim assessment, as of March 31, 2020, no impairment was indicated during the first quarter of 2020.

Also as a result of the conditions associated with COVID-19, including the adverse impacts on our operations, the company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its Vølund and SPIG asset groups. With respect to these asset groups no impairment was indicated during the first quarter of 2020.

Depreciation and Amortization

Depreciation expense was $2.9 million and $5.4 million in the second quarter of 2020 and 2019, respectively.
Depreciation expense was $5.5 million and $11.5 million in the six months ended June 30, 2020 and 2019, respectively.

We recorded amortization expense of $1.3 million and $1.1 million in the second quarter of 2020 and 2019, respectively. We recorded amortization expense of $2.7 million and $2.3 million in the six months ended June 30, 2020 and 2019, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits were $7.5 million and $3.3 million in the second quarter of 2020 and 2019, respectively. Pension benefits were $15.0 million and $6.8 million in the six months ended June 30, 2020 and 2019, respectively. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2020. The pension benefits for the three and six months ended June 30, 2019 exclude MTM adjustment losses $0.9 million and $1.3 million, respectively. Refer to Note 12 to the Condensed Consolidated Financial Statements.

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

Other than service cost of $0.2 million and $0.2 million in the second quarter of 2020 and 2019, respectively, and $0.4 million and $0.3 million in the six months ended June 30, 2020 and 2019, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox segment, pension benefit and MTM adjustments are excluded from the results of our segments. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

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

Foreign exchange was a gain of $7.1 million and $9.5 million for the three months ended June 30, 2020 and 2019, respectively. Foreign exchange was a loss of $2.2 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange losses for the six months ended June 30, 2020 and 2019 were driven primarily by a strengthening U.S. dollar compared to the underlying European currencies.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
(In thousands, except for percentages)	2020	2019	$ Change	2020	2019	$ Change
Loss before income taxes	$(17,288)	$(26,444)	$9,156	$(51,633)	$(75,684)	$24,051
Income tax expense	$845	$1,891	$(1,046)	$35	$2,517	$(2,482)
Effective tax rate	(4.9)%	(7.2)%		(0.1)%	(3.3)%

Our income tax expense in the second quarter of 2020 reflects a full valuation allowance against substantially all our net deferred tax assets, except in Mexico, Canada, the United Kingdom, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are recorded when the likelihood of having the ability to utilize particular deferred tax assets to reduce taxable income in the future is less than more likely than not. Valuation allowances may be reversed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the second quarter of 2020 is not reflective of the United States statutory rate primarily due to a full valuation allowance against substantially all net deferred tax assets. In certain jurisdictions where we have available net operating loss carryforwards ("NOLs"), such as the United States, Denmark, and Italy, the existence of a full valuation allowance against net deferred tax assets in those jurisdictions results in income tax benefit or expense relating primarily to discrete items. Our income tax expense (benefit) also reflects changes in the jurisdictional mix of income and losses.

In the second quarter of 2019, our effective tax rate was also impacted by valuation allowances related to losses incurred in certain jurisdictions. Additionally, we operated in numerous countries that had statutory tax rates different from that of the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with statutory tax rates ranging between 19% and 30%. In addition to statutory rate differences, the jurisdictional mix of our income (loss) before tax can be significantly impacted by mark-to-market adjustments related to our pension and postretirement plans, discrete items, and other nondeductible expenses.

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

•
on May 14, 2020, the Company entered into an agreement with its lenders amending and restating the Amended Credit Agreement, among the Company, Bank of America, N.A., as administrative agent (the “Administrative Agent”) and lender, and the other lenders party thereto. The credit agreement, as amended and restated (the "A&R Credit Agreement"), among other amendments, extends the maturity date on the revolving credit facility to June 30, 2022 and the maturity date on the Last Out Term Loans to December 30, 2022. Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley has entered into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees; and,

•
on May 14, 2020, we received $30.0 million of additional gross borrowings from B. Riley Financial, Inc. (together with its affiliates, "B. Riley") under a new Tranche A-6 of Last Out Term Loans, as described in in Note 14.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken the following cash conservation and cost reduction measures which include:

•	temporary unpaid furloughs for certain employees:

•	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

•	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;

•	suspension of our 401(k) match for U.S. employees for the remainder of 2020;

•
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

•	negotiating temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

•	utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and

•
we elected to defer, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020 and July 15, 2020, respectively, related to our Pension Plan.

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

Cash and Cash Flows

At June 30, 2020, our unrestricted cash and cash equivalents totaled $36.8 million and we had total debt of $338.0 million. Our foreign business locations held $34.7 million of our total unrestricted cash and cash equivalents at June 30, 2020. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At June 30, 2020, we had approximately $40.3 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $49.3 million in the six months ended June 30, 2020, which is primarily represented in the net loss of continuing operations before depreciation and amortization. There was also a $0.9 million net increase in operating cash outflows associated with changes in working capital. In the six months ended June 30, 2019, cash used in operations was $193.0 million primarily due to funding settlements related to European Vølund EPC contracts,progress against accrued losses on the six European Vølund EPC loss contracts and working capital build within the Babcock & Wilcox segment related to the timing of and mix of work.

Cash flows from investing activities provided net cash of $4.3 million in the six months ended June 30, 2020, primarily related to $8.0 million from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and MEGTEC and Universal businesses, the net change in available-for-sale securities and $1.7 million of capital expenditures. In the six months ended June 30, 2019, cash flows from investing activities provided net cash of $5.2 million, primarily from proceeds received from the sale of Loibl for $7.4 million.

Cash flows from financing activities provided net cash of $35.7 million in the six months ended June 30, 2020, primarily related to $60.0 million face value borrowings from the Tranche A-4 and Tranche A- 6 of the Last Out Term Loans, partly offset by a $14.3 million change on the U.S. Revolving Credit Facility and $10.4 million of financing fees. Cash flows from financing activities provided net cash of $175.1 million in the six months ended June 30, 2019, primarily related to $151.4 million of proceeds from the Last Out Term Loans and $39.5 million of net borrowings from the U.S. Revolving Credit Facility, partly offset by $14.4 million of financing fees.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement. As of June 30, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $326.9 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement. As of June 30, 2020, we were in compliance with the terms of the Amended Credit Agreement.

As of June 30, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain actions required that were not completed by December 15, 2019.

At June 30, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $164.7 million at a weighted average interest rate of 7.53%. Usage under the U.S. Revolving Credit Facility consisted of $164.7 million of borrowings, $25.0 million of financial letters of credit and $95.4 million of performance letters of credit. At June 30, 2020, we had approximately $41.8 million available to meet letter of credit requirements based on our overall facility size, of which $40.3 million was available for additional borrowings under our sublimit.

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

Last Out Term Loans

Last Out Term Loans are incurred under our A&R Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The Company recognized a loss on debt extinguishment of $6.2 million in the quarter ended June 30, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan. In connection with the effectiveness of the A&R Credit Agreement, the maturity date for the Last Out Term Loans was extended to December 30, 2022.

On June 30, 2020, the company issued 1,192,371 shares of common stock to B. Riley in settlement of the quarterly interest payable in connection with the Equitization Agreement further discussed in Note 13.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on June 30, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

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

Tranche A-5

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of August 12, 2020, no borrowings have occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $70.0 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 13. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company. The remaining $5.0 million will be available upon request by the Company.

On May 14, 2020, we borrowed $30.0 million face value of the Tranche A-6 and received gross proceeds of $30.0 million related to the A&R Credit Agreement that is more fully described in Note 13.

Tranche A-7

The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 13. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of August 12, 2020, no borrowings have occurred under Tranche A-7.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of June 30, 2020 and December 31, 2019 was $81.7 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $30.7 million as of June 30, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $35.2 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $272.0 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $31.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

A&R Credit Agreement

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
among the Company, Bank of America, N.A., as administrative agent (the “Administrative Agent”) and lender, and the other lenders party thereto. The credit agreement, as amended and restated (the “A&R Credit Agreement”) refinances and extends the maturity of our existing revolving credit facility and Last Out Term Loans.

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

The A&R Credit Agreement also provides that, (i) the revolving credit facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205.0 million sublimit on borrowings under the revolving credit facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

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

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars will be capped at $125.0 million through April 30, 2021 and will step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit will be capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European Vølund EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant but has been modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to renegotiate such covenant levels and related definitions prior to October 31, 2020.

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

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley has entered into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the revolving credit facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the revolving credit facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the revolving credit facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the revolving credit facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”). On June 8, 2020 and June 30, 2020, the company issued 1,712,479 shares of common stock and 1,192,371 shares of common stock, respectively, to B. Riley and certain of its affiliates in settlement of the B. Riley Guaranty Fee in connection with the Equitization Agreement discussed below.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive shares of the Company’s common stock.

Under the Equitization Agreement, B. Riley will receive a number of shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price of the common stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE. On June 5, 2020, the conversion price was calculated at $2.2774 per share.

The Company is required under the Equitization Agreement to use its reasonable best efforts to take all actions to obtain any necessary stockholder approval under the rules of the NYSE for the issuance of the Shares. B. Riley has agreed to cause all shares of common stock beneficially owned by B. Riley to be voted in favor of any proposal presented to the Company’s stockholders seeking approval of the issuance of shares pursuant to the Equitization Agreement. The required stockholder approvals were obtained at the Company’s 2020 annual meeting of stockholders held on June 16, 2020.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at June 30, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report except for those described below.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been adversely impacted by the measures taken by local governments and others to control the spread of this virus. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to repurchase shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price paid by the Company, for each month during the quarter ended June 30, 2020. The Company does not have a general share repurchase program at this time.

(share data in thousands)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2020	—	$—	—	$—
May 2020	156	$0.93	—	$—
June 2020	—	$—	—	$—
Total	156	$—	—	$—
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

10.2
Fee Letter, dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc.(incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.3
Fee and Interest Equitization Agreement, dated May 14, 2020, between Babcock & Wilcox Enterprises, Inc., B. Riley Financial, Inc. and, solely for limited purposes under the Equitization Agreement, B. Riley FBR, Inc.(incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.4
Termination Agreement, dated as of May 14, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. and acknowledged by Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.5
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 16, 2020) (incorporated by reference to Appendix D to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 2020).

10.6	First Amendment to the Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC.

10.7	Second Amendment to the Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli.

10.8	First Amendment to the Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Louis Salamone.

10.9	Salary Deferral Agreement, dated as of April 21, 2020, by and between Babcock & Wilcox Enterprises, Inc. and Jimmy Morgan.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

BABCOCK & WILCOX ENTERPRISES, INC.

August 12, 2020	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)