Form 10-Q
period 2020-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2020-11-13
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 6, 2020 was 52,009,498.

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenues	$132,513	$198,644	$416,464	$678,695
Costs and expenses:
Cost of operations	75,156	158,273	292,691	563,171
Selling, general and administrative expenses	35,689	35,956	107,876	120,431
Advisory fees and settlement costs	3,846	4,474	10,074	22,862
Restructuring activities	2,396	2,556	6,739	9,571
Research and development costs	1,355	828	3,927	2,281
Gain on asset disposals, net	(3)	(266)	(916)	(224)
Total costs and expenses	118,439	201,821	420,391	718,092
Operating income (loss)	14,074	(3,177)	(3,927)	(39,397)
Other (expense) income:
Interest expense	(12,203)	(29,463)	(49,776)	(67,434)
Interest income	167	112	430	872
Loss on debt extinguishment	—	—	(6,194)	(3,969)
Loss on sale of business	—	—	(108)	(3,601)
Benefit plans, net	7,328	3,571	22,314	9,072
Foreign exchange	24,963	(26,735)	22,749	(27,382)
Other – net	(276)	(255)	(3,068)	208
Total other income (expense)	19,979	(52,770)	(13,653)	(92,234)
Income (loss) before income tax (benefit) expense	34,053	(55,947)	(17,580)	(131,631)
Income tax (benefit) expense	(502)	1,043	(467)	3,560
Income (loss) from continuing operations	34,555	(56,990)	(17,113)	(135,191)
Income from discontinued operations, net of tax	—	—	1,800	694
Net income (loss)	34,555	(56,990)	(15,313)	(134,497)
Net loss attributable to non-controlling interest	169	35	407	137
Net income (loss) attributable to stockholders	$34,724	$(56,955)	$(14,906)	$(134,360)

Basic earnings (loss) per share - continuing operations	$0.70	$(1.39)	$(0.35)	$(5.21)
Basic earnings per share - discontinued operations	—	—	0.04	0.03
Basic earnings (loss) per share	$0.70	$(1.39)	$(0.31)	$(5.18)

Diluted earnings (loss) per share - continuing operations	$0.69	$(1.39)	$(0.35)	$(5.21)
Diluted earnings per share - discontinued operations	—	—	0.04	0.03
Diluted earnings (loss) per share	$0.69	$(1.39)	$(0.31)	$(5.18)

Shares used in the computation of earnings (loss) per share:
Basic	49,478	40,879	47,585	25,950
Diluted	50,056	40,879	47,585	25,950

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$34,555	$(56,990)	$(15,313)	$(134,497)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(22,916)	21,433	(24,631)	23,714

Reclassification of CTA to net loss	—	—	—	3,176

Derivative financial instruments:
Unrealized losses on derivative financial instruments	—	—	—	(1,367)
Derivative financial instrument (losses) gains reclassified into net loss	—	—	—	202

Derivative financial instruments reclassified to advanced billings on contracts	—	(197)	—	(197)

Benefit obligations:
Amortization of benefit plan benefits	(246)	(515)	(738)	(1,385)

Other comprehensive (loss) income	(23,162)	20,721	(25,369)	24,143
Total comprehensive loss	11,393	(36,269)	(40,682)	(110,354)
Comprehensive (loss) income attributable to non-controlling interest	175	(88)	434	341
Comprehensive income (loss) attributable to stockholders	$11,568	$(36,357)	$(40,248)	$(110,013)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$38,934	$43,772
Restricted cash and cash equivalents	9,435	13,169
Accounts receivable – trade, net	126,841	142,201
Accounts receivable – other	52,137	23,263
Contracts in progress	73,882	91,579
Inventories	66,966	63,103
Other current assets	20,554	27,044
Current assets held for sale	4,816	8,089
Total current assets	393,565	412,220
Net property, plant and equipment, and finance lease	88,645	97,053
Goodwill	47,136	47,160
Intangible assets	23,691	25,300
Right-of-use assets	10,272	12,498
Other assets	34,902	24,966
Non-current assets held for sale	7,543	7,322
Total assets	$605,754	$626,519

Revolving credit facilities	$—	$179,000
Last out term loans	—	103,953
Financing lease liabilities	852	—
Accounts payable	79,983	109,913
Accrued employee benefits	17,365	18,256
Advance billings on contracts	54,046	75,287
Accrued warranty expense	26,803	33,376
Operating lease liabilities	3,968	4,323
Other accrued liabilities	86,772	68,848
Current liabilities held for sale	6,925	9,538
Total current liabilities	276,714	602,494
Revolving credit facilities	181,900	—
Last out term loans	173,330	—
Pension and other accumulated postretirement benefit liabilities	236,372	259,272
Non-current finance lease liabilities	29,917	30,454
Non-current operating lease liabilities	6,381	8,388
Other non-current liabilities	21,918	20,850
Total liabilities	926,532	921,458
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 52,006 and 46,374 at September 30, 2020 and December 31, 2019, respectively	4,760	4,699
Capital in excess of par value	1,157,811	1,142,614
Treasury stock at cost, 716 and 616 shares at September 30, 2020 and December 31, 2019, respectively	(105,985)	(105,707)
Accumulated deficit	(1,354,794)	(1,339,888)
Accumulated other comprehensive income (loss)	(23,443)	1,926
Stockholders' deficit attributable to shareholders	(321,651)	(296,356)
Non-controlling interest	873	1,417
Total stockholders' deficit	(320,778)	(294,939)
Total liabilities and stockholders' deficit	$605,754	$626,519

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)
Net loss	—	—	—	—	(18,104)	—	(142)	(18,246)
Currency translation adjustments	—	—	—	—	—	(4,095)	37	(4,058)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	—	—	923	(1)	—	—	—	922
Equitized guarantee fee payment	1,713	17	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan interest payment	1,192	12	2,703	—	—	—	—	2,715
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2020	49,312	$4,732	$1,150,999	$(105,717)	$(1,389,518)	$(281)	$1,085	$(338,700)
Net income	—	—	—	—	34,724	—	(169)	34,555
Currency translation adjustments	—	—	—	—	—	(22,916)	(6)	(22,922)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	360	4	1,520	(268)	—	—	—	1,256
Equitized Last Out Term Loan interest payment	2,334	24	5,292	—	—	—	—	5,316
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at September 30, 2020	52,006	$4,760	$1,157,811	$(105,985)	$(1,354,794)	$(23,443)	$873	$(320,778)

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(49,765)	—	(101)	(49,866)
Currency translation adjustments	—	—	—	—	—	10,260	(21)	10,239
Derivative financial instruments	—	—	—	—	—	(954)	—	(954)
Defined benefit obligations	—	—	—	—	—	(356)	—	(356)
Stock-based compensation charges	7	—	404	(22)	—	—	—	382
Balance at March 31, 2019	16,886	$1,748	$1,047,466	$(105,612)	$(1,267,679)	$(2,482)	$8,707	$(317,852)
Net loss	—	—	—	—	(27,640)	—	(1)	(27,641)
Currency translation adjustments	—	—	—	—	—	(4,803)	(306)	(5,109)
Derivative financial instruments	—	—	—	—	—	(211)	—	(211)
Defined benefit obligations	—	—	—	—	—	(514)	—	(514)
Stock-based compensation charges	2	—	205	(1)	—	—	—	204
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Balance at June 30, 2019	16,888	$1,748	$1,055,759	$(105,613)	$(1,295,319)	$(8,010)	$8,400	$(343,035)
Net loss	—	—	—	—	(56,955)	—	(35)	(56,990)
Currency translation adjustments	—	—	—	—	—	21,433	123	21,556
Derivative financial instruments	—	—	—	—	—	(197)	—	(197)
Defined benefit obligations	—	—	—	—	—	(515)	—	(515)
Stock-based compensation charges	66	7	1,225	(21)	—	—	—	1,211
Rights Offering	13,922	1,392	40,376	—	—	—	—	41,768
Last Out Term Loan principal value exchanged for common stock	15,465	1,547	44,848	—	—	—	—	46,395
Dividends to noncontrolling interest	—	—	—	—	—	—	(270)	(270)
Balance at September 30, 2019	46,341	$4,694	$1,142,208	$(105,634)	$(1,352,274)	$12,711	$8,218	$(290,077)
(1) Common stock shares reflect the one-for-ten reverse stock split on July 24, 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(15,313)	$(134,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	12,296	19,123
Amortization of deferred financing costs, debt discount and payment-in-kind interest	16,013	42,185
Amortization of guaranty fee	698	—
Non-cash operating lease expense	3,600	4,134
Loss on sale of business	108	3,601
Loss on debt extinguishment	6,194	3,969
(Gains) losses on asset disposals and impairments	(916)	(224)
Benefit from deferred income taxes, including valuation allowances	(788)	(722)
Mark to market gains and prior service cost amortization for pension and postretirement plans	(738)	(107)
Stock-based compensation, net of associated income taxes	3,327	1,841
Equitized non-cash interest expense	8,031	—
Changes in assets and liabilities:
Accounts receivable	28,577	41,274
Accrued insurance receivable	(26,000)	—
Contracts in progress	21,633	23,106
Advance billings on contracts	(23,161)	(68,109)
Inventories	(4,865)	(6,571)
Income taxes	(4,820)	1,620
Accounts payable	(33,450)	(71,284)
Accrued and other current liabilities	13,793	(21,097)
Accrued contract loss	(5,294)	(49,820)
Pension liabilities, accrued postretirement benefits and employee benefits	(25,922)	(5,750)
Other, net	(40,299)	16,211
Net cash used in operating activities	(67,296)	(201,117)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,274)	(1,634)
Proceeds from sale of business	8,000	7,445
Purchases of available-for-sale securities	(19,149)	(3,469)
Sales and maturities of available-for-sale securities	14,597	5,132
Other, net	784	(382)
Net cash from investing activities	1,958	7,092

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	126,300	251,917
Repayments of our U.S. revolving credit facility	(123,400)	(205,117)
Borrowings under Last Out Term Loans	60,000	151,350
Repayments under Last Out Term Loans	—	(41,766)
Repayments under our foreign revolving credit facilities	—	(605)
Shares of our common stock returned to treasury stock	(278)	(44)
Proceeds from rights offering	—	40,376
Costs related to rights offering	—	(682)
Debt issuance costs	(10,343)	(15,509)
Issuance of common stock	—	1,392
Other, net	98	(270)
Net cash from financing activities	52,377	181,042
Effects of exchange rate changes on cash	4,389	(3,951)
Net decrease in cash, cash equivalents and restricted cash	(8,572)	(16,934)
Cash, cash equivalents and restricted cash, beginning of period	56,941	60,279
Cash, cash equivalents and restricted cash, end of period	$48,369	$43,345

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

As of December 31, 2019 and March 30, 2020, the date we issued our 2019 Consolidated Financial Statements, we were in compliance with the terms of the agreements governing our debt and no events of default existed. However, the Company’s uncertainty regarding liquidity and the ability to refinance our credit agreement by May 11, 2020 represented conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements were issued, as we were not able to assert that it was probable that our plans when fully implemented would alleviate the events and conditions. However, more fully explained in Note 13 and Note 14 below, on May 14, 2020, among other things, the Company refinanced and extended the term of its revolving credit facility (the "U.S. Revolving Credit Facility") to June 30, 2022 and our last out term loans (the "Last Out Term Loans") to December 30, 2022. Additionally, as described below, the Company took other actions all of which reduced the substantial doubt of the Company’s ability to be considered a going concern.

Since January 1, 2020 and through the issuance of our 2019 Consolidated Financial Statements on March 30, 2020, we took the following actions, among others, and have successfully implemented, or are in the process of implementing the following:

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our credit agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 19, No. 20 and No. 21 dated January 17, 2020, January 31, 2020 and March 27, 2020, respectively;

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

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12 and subsequently on October 1, 2020 received a letter from the Internal Revenue Service (the "IRS") that the 2019 waiver request had been approved subject to certain conditions; and

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

•
on May 14, 2020, the Company entered into an agreement amending and restating our credit agreement with Bank of America, N.A., as administrative agent (the "Administrative Agent") and lender, and the other lenders party thereto. These amendments to the credit agreement, as amended and restated (the “A&R Credit Agreement”), among other amendments, extend the maturity date on the U.S. Revolving Credit Facility to June 30, 2022 and the maturity date on the Last Out Term Loans to December 30, 2022. Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley has entered into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the U.S. Revolving Credit Facility (other than with respect to letters of credit and contingent obligations thereunder), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. For more information regarding the A&R Credit Agreement and the additional Last Out Term Loans being provided by B. Riley, see Note 13 and Note 14;

•	on May 14, 2020, we received $30.0 million of additional gross borrowings from B. Riley under a new Tranche A- 6 of Last Out Term Loans, as described in Note 14;

•
on October 10, 2020, we entered into a settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In connection with the insured losses recognized in prior years, we recognized this non-recurring loss recovery of $26.0 million as a reduction of our Cost of operations in our Condensed Consolidated Statements of Operations and recorded the insurance receivable in Accounts receivable - other in our Condensed Consolidated Balance Sheets for the quarter ending September 30, 2020 as we determined the loss recovery was probable. On October 23, 2020, we received gross proceeds of $26.0 million for the loss recovery recognized during the third quarter ending September 30, 2020, as described in Note 4; and

•
on October 30, 2020, we entered into Amendment No. 1 to our Amended and Restated Credit Agreement (the “A&R Amendment No. 1”) with Bank of America, N.A. A&R Amendment No. 1, among other matters, (i) provides that, under the A&R Credit Agreement, the "Commitment Reduction Amount" shall be an amount equal to (a) for any "Prepayment Event" relating to a "Recovery Event" (each as defined under the A&R Credit Agreement), 50% of the net cash proceeds with respect to such Prepayment Event, and (b) with respect to any other Prepayment Event under the A&R Credit Agreement, the net cash proceeds with respect to such Prepayment Event, and (ii) establishes new financial covenants for (i) interest coverage ratios beginning with a ratio of 0.50:1.00 for the quarter ending December 31, 2020 and up to 1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter and (ii) senior leverage ratios beginning with 7.75:1.00 for the quarter ending December 31, 2020 and down to 2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. Although some of these restrictions have been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we anticipated to begin in 2020 to be delayed to later in 2020 and others to be delayed further into 2021 and 2022. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into next year and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken a number of cash conservation and cost reduction measures which include:

•	temporary unpaid furloughs of certain employees:

•	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

•	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;

•	suspension of our 401(k) company match for U.S. employees for the remainder of 2020;

•
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

•	temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

•	utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and

•
deferring, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the Pension Plan contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020, July 15, 2020 and October 15, 2020, respectively. In addition, we elected to defer the contribution payments of $1.1 million for the 2018 Plan year and $23.7 million for the 2019 Plan year that were both due on September 15, 2020. Per the 2019 Plan year waiver received on October 1, 2020, the $23.7 million deferred for the 2019 Plan year will now be funded over the next five years.

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations	$34,724	$(56,955)	$(16,706)	$(135,054)
Income (loss) from discontinued operations, net of tax	—	—	1,800	694
Net income (loss) attributable to stockholders	$34,724	$(56,955)	$(14,906)	$(134,360)

Weighted average shares used to calculate basic earnings (loss) per share (1)	49,478	40,879	47,585	25,950
Dilutive effect of stock options, restricted stock and performance units	578	—	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	50,056	40,879	47,585	25,950

Basic earnings (loss) per share
Continuing operations	$0.70	$(1.39)	$(0.35)	$(5.21)
Discontinued operations	—	—	0.04	0.03
Basic earnings (loss) per share	$0.70	$(1.39)	$(0.31)	$(5.18)

Diluted earnings (loss) per share
Continuing operations	$0.69	$(1.39)	$(0.35)	$(5.21)
Discontinued operations	—	—	0.04	0.03
Diluted earnings (loss) per share	$0.69	$(1.39)	$(0.31)	$(5.18)
(1) Weighted average shares used to calculate basic and diluted earnings (loss) per share reflect the bonus element for the 2019 Rights Offering on July 23, 2019 as described below and the one-for-ten reverse stock split on July 24, 2019

In July 2019, the Company completed a rights offering to existing common stockholders (the "2019 Rights Offering"). Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in the three and nine months ended September 30, 2019 was 8,140 and 13,938, respectively.

Because we incurred a net loss in the nine months ended September 30, 2020 and in the three and nine months ended September 30, 2019, basic and diluted shares are the same.

If we had net income in the nine months ended September 30, 2020, diluted shares would include an additional 422.3 thousand shares. If we had net income in the three and nine months ended September 30, 2019, diluted shares would include an additional 141.3 thousand and 71.0 thousand shares, respectively.

We excluded 1.3 million and 0.3 million shares related to stock options from the diluted share calculation for the nine months ended September 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive. We excluded 1.1 million and 0.3 million shares related to stock options from the diluted share calculation for the three months ended September 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments which changed in 2020 as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Segment results for all periods have been restated for comparative purposes.

•
B&W Renewable segment: cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. The segment's leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.

•
B&W Environmental segment: full suite of best-in-class emissions control and environmental technology solutions for utility and industrial steam generation applications around the world. The segment's broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.

•
B&W Thermal segment: steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. The segment has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
B&W Renewable segment
B&W Renewable	$21,253	$22,981	$70,657	$70,487
Vølund	17,809	28,311	47,913	88,414
	39,062	51,292	118,570	158,901
B&W Environmental segment
B&W Environmental	11,841	31,187	35,289	165,273
SPIG	10,323	9,810	32,510	62,047
GMAB	3,098	4,039	8,555	7,165
	25,262	45,036	76,354	234,485
B&W Thermal segment
B&W Thermal	70,025	108,157	223,920	315,587
	70,025	108,157	223,920	315,587

Eliminations	(1,836)	(5,841)	(2,380)	(30,278)
	$132,513	$198,644	$416,464	$678,695

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

Adjusted EBITDA for each segment is presented below with a reconciliation to net income (loss) attributable to stockholders.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA
B&W Renewable segment	$23,575	$(615)	$22,003	$(4,185)
B&W Environmental segment	1,078	1,771	(137)	2,453
B&W Thermal segment	7,255	12,871	22,676	34,994
Corporate	(4,916)	(3,059)	(12,864)	(16,973)
Research and development costs	(1,355)	(828)	(3,927)	(2,281)
	25,637	10,140	27,751	14,008

Restructuring activities	(2,396)	(2,556)	(6,739)	(9,571)
Financial advisory services	(1,650)	(1,213)	(3,161)	(8,368)
Settlement cost to exit B&W Renewable contract (1)	—	—	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(1,387)	(2,787)	(5,156)	(7,445)
Litigation legal costs	(809)	(475)	(1,757)	(475)
Stock compensation	(1,175)	(1,271)	(3,074)	(2,072)
Loss from business held for sale	(93)	—	(411)	—
Depreciation & amortization	(4,056)	(5,281)	(12,296)	(19,123)
Gain on asset disposals, net	3	266	916	224
Operating income (loss)	14,074	(3,177)	(3,927)	(39,397)
Interest expense, net	(12,036)	(29,351)	(49,346)	(66,562)
Loss on debt extinguishment	—	—	(6,194)	(3,969)
Loss on sale of business	—	—	(108)	(3,601)
Net pension benefit before MTM	7,328	3,589	22,314	10,350
MTM loss from benefit plans	—	(18)	—	(1,278)
Foreign exchange	24,963	(26,735)	22,749	(27,382)
Other – net	(276)	(255)	(3,068)	208
Total other income (expense)	19,979	(52,770)	(13,653)	(92,234)
Income (loss) before income tax (benefit) expense	34,053	(55,947)	(17,580)	(131,631)
Income tax (benefit) expense	(502)	1,043	(467)	3,560
Income (loss) from continuing operations	34,555	(56,990)	(17,113)	(135,191)
Income from discontinued operations, net of tax	—	—	1,800	694
Net income (loss)	34,555	(56,990)	(15,313)	(134,497)
Net loss attributable to non-controlling interest	169	35	407	137
Net income (loss) attributable to stockholders	$34,724	$(56,955)	$(14,906)	$(134,360)

(1)
In March 2019, we entered into a settlement in connection with an additional B&W Renewable waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services primarily in the B&W Thermal segment, accounted for 34% and 25% for the three months ended September 30, 2020 and 2019, respectively and 32% and 20% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 66% and 75% of our revenue for the three months ended September 30, 2020 and 2019, respectively and 68% and 80% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of our segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position and have in our B&W Renewable segment. Refer to Note 3 for our disaggregation of revenue by product line.

As of September 30, 2020, we have estimated the costs to complete all of our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$26,359	$29,877	$(3,518)	(12)%
Revenues recognized less billings to customers	47,523	61,702	(14,179)	(23)%
Contracts in progress	$73,882	$91,579	$(17,697)	(19)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$52,410	$76,468	$(24,058)	(31)%
Costs of revenue recognized less cost incurred	1,636	(1,181)	2,817	(239)%
Advance billings on contracts	$54,046	$75,287	$(21,241)	(28)%

Net contract balance	$19,836	$16,292	$3,544	22%

Accrued contract losses	$845	$6,193	$(5,348)	(86)%

Backlog

On September 30, 2020 we had $509.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 18.3%, 34.6% and 47.1% of our remaining performance obligations as revenue in the remainder of 2020, 2021 and thereafter, respectively.

Changes in Contract Estimates

In the three and nine months ended September 30, 2020 and 2019, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Increases in gross profits for changes in estimates for over time contracts (1)	$27,237	$10,279	$34,453	$25,089
Decreases in gross profits for changes in estimates for over time contracts	(8,058)	(13,248)	(13,003)	(35,892)
Net changes in gross profits for changes in estimates for over time contracts	$19,179	$(2,969)	$21,450	$(10,803)
(1) Increases in gross profits for changes in estimates for over time contracts reflects a non-recurring insurance loss recovery of $26.0 million in the three and nine months ended September 30, 2020.

B&W Renewable EPC Loss Contracts

We had six B&W Renewable EPC contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In addition to these loss contracts, we have one remaining extended scope contract in our Babcock & Wilcox Renewable segment which turned into a loss contract in the fourth quarter of 2019.

In the three months ended September 30, 2020 and 2019, we recorded $1.1 million and $0.7 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts. In the three months ended September 30, 2020 we did not change our estimate of liquidated damages on these contracts and in the three months ended September 30, 2019, we reduced our estimate of liquidated damages on these contracts by $1.8 million.

In the nine months ended September 30, 2020 and 2019, we recorded $1.4 million and $8.0 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts. In the nine months ended September 30, 2020 we did not change our estimate of liquidated damages on these contracts and in the nine months ended September 30, 2019, we reduced our estimate of liquidated damages on these contracts by $2.2 million. Total anticipated liquidated damages associated with these six contracts were $92.7 million and $86.3 million at September 30, 2020 and September 30, 2019, respectively.

As of September 30, 2020, five of the six European B&W Renewable EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of September 30, 2020, the status of these six B&W Renewable EPC loss contracts was as follows:

•
The first contract, a waste-to-energy plant in Denmark, became a loss contract in the second quarter of 2016. As of September 30, 2020, this contract was approximately 100% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. During the three and nine months ended September 30, 2020, we recognized additional contract losses of $1.1 million and $1.9 million, respectively, inclusive of warranty. Our estimate at completion as of September 30, 2020 includes $9.5 million of total estimated liquidated damages. As of September 30, 2020, we expect no future charges due to this contract and, accordingly, have no reserve for estimated contract losses. During the three and nine months ended September 30, 2019, we recognized additional contract losses of $0.3 million and $2.3 million, respectively, on the contract as a result of identifying additional remediation costs in the third quarter of 2019. As of September 30, 2019, this contract had $1.6 million of accrued losses and was approximately 98% complete.

•
The second contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2020, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the three months ended September 30, 2020, we did not recognize additional contract losses and during the nine months ended September 30, 2020, we recognized additional contract losses of $0.1 million on this contract as a result of additional punch list and other commissioning costs. Our estimate at completion as of September 30, 2020 includes $20.0 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2020 and 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of September 30, 2020, we expect no future charges due to this contract and, accordingly, have no reserve for estimated contract losses. In the three and nine months ended September 30, 2019, we recognized contract losses of $0.7 million and $2.6 million, respectively, on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. As of September 30, 2019, this contract had $0.2 million of accrued losses and was approximately 100% complete.

•
The third contract, a biomass plant in Denmark, became a loss contract in the fourth quarter of 2016. As of September 30, 2020, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of

October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the three and nine months ended September 30, 2020, we did not recognize additional contract losses. Our estimate at completion as of September 30, 2020 includes $7.1 million of total estimated liquidated damages due to schedule delays. As of September 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three and nine months ended September 30, 2019, we did not recognize additional contract losses. As of September 30, 2019, this contract had no reserve for estimated contract losses and was approximately 100% complete.

•
The fourth contract, a biomass plant in the United Kingdom, became a loss contract in the fourth quarter of 2016. As of September 30, 2020, this contract was approximately 100% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the three and nine months ended September 30, 2020, we recognized additional contract charges of $0.1 million and $0.3 million, respectively, on this contract due to changes in cost to complete remaining punch list and other close out items. Our estimate at completion as of September 30, 2020 includes $21.8 million of total estimated liquidated damages due to schedule delays. Our estimates at completion as of September 30, 2020 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of September 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the three and nine months ended September 30, 2019, we recognized additional contract losses of $0.4 million and $4.8 million, respectively, on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. Our estimates at completion as of September 30, 2019 also included contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of September 30, 2019, this contract had $0.3 million of accrued losses and was approximately 99% complete.

•
The fifth contract, a biomass plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2020, this contract was approximately 100% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminated all historical claims and remaining liquidated damages. Remaining items at September 30, 2020 are primarily related to punch list and other finalization items for the key systems under the terms of the settlement and subcontract close outs. During the nine months ended September 30, 2020, our estimated loss on the contract improved by $0.4 million. Our estimate at completion as of September 30, 2020, includes $14.3 million of total estimated liquidated damages due to schedule delays. As of September 30, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. During the three and nine months ended September 30, 2019, our estimated loss on the contract improved by $0.9 million and $2.6 million, respectively, inclusive of warranty. As of September 30, 2019, this contract had $3.4 million of accrued losses and was approximately 98% complete.

•
The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in the second quarter of 2017. As of September 30, 2020, this contract was approximately 100% complete. Trial operations began in December 2018 and customer takeover occurred on January 25, 2019. The contract is in the warranty phase. During the three and nine months ended September 30, 2020, our estimated loss on the contract improved by $0.1 million and $0.5 million, respectively, inclusive of warranty. Our estimate at completion as of September 30, 2020 includes $20.0 million of total estimated liquidated damages due to schedule delays. As of September 30, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million. In the three and nine months ended September 30, 2019, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $0.1 million and $1.0 million, respectively, related to matters encountered in completing punch list items. As of September 30, 2019, this contract had $0.1 million of accrued losses and was approximately 100% complete.

In the fourth quarter of 2019, one of our other B&W Renewable energy contracts turned into a loss contract (estimated loss of $0.2 million) due to the extension of time and other start-up costs associated with the completion of the trial operations run and turnover to the client. This contract was turned over to the client in October 2019.  During the three and nine months ended September 30, 2020, we recognized additional contract charges of $3.0 million on this contract due to increase of project close out costs. During the three and nine months ended September 30, 2019, we recognized additional charges of $1.5 million and $3.0 million, respectively, on this contract.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the September 30, 2020 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

In October 2020, we entered into a settlement agreement with an insurer under which we received a settlement of $26.0 million to settle claims in connection with five of six European B&W Renewable EPC loss contracts disclosed above. We recognized this non-recurring loss recovery of $26.0 million as a reduction of our Cost of operations in our Condensed Consolidated Statements of Operations and recorded the insurance receivable in Accounts receivable - other in our Condensed Consolidated Balance Sheets at September 30, 2020 because we determined the loss recovery was probable as of such date. On October 23, 2020, we received $26.0 million of gross proceeds under the settlement agreement. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or approximately $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

The Company is continuing to pursue other additional potential claims where appropriate and available.

Other B&W Renewable Contract Settlement

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

B&W Environmental Loss Contracts

At September 30, 2020, the B&W Environmental segment had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the three and nine months ended September 30, 2020, we recognized $1.3 million of additional charges on these contracts. In the three months ended September 30, 2019, we did not recognize additional charges on these contracts and in the nine months ended September 30, 2019, our estimated loss on the second contract improved by $0.7 million, respectively, due to recovery of tariffs.

At September 30, 2020, the design and procurement are substantially complete, and construction is nearing completion on the first loss contract.  Overall, the contract is approximately 100% complete with only performance testing remaining which is anticipated to be complete in the fourth quarter of 2020. As of September 30, 2020, we have no reserve for estimated contract losses. As of September 30, 2019, this contract had accrued losses of $0.5 million and was 97% complete. Construction is being performed by the B&W Thermal segment, but the contract loss is included in the B&W Environmental segment.

At September 30, 2020, the design and procurement are nearing completion on the second loss contract.  Overall, the contract is approximately 97% complete and final completion is expected to be in the fourth quarter of 2020.  As of September 30, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Condensed Consolidated Balance Sheets was $0.2 million related to this contract.  As of September 30, 2019, this contract had accrued losses of $0.1 million and was 98% complete. The percent completion declined at September 30, 2020 compared to the prior year period due to an increase in additional contract charges of $3.3 million recognized in late 2019 due to issues with the seismic design and fans.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials and supplies	$47,349	$42,685
Work in progress	6,710	7,502
Finished goods	12,907	12,916
Total inventories	$66,966	$63,103

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Land	$3,053	$2,998
Buildings	84,262	84,005
Machinery and equipment	153,592	154,016
Property under construction	6,333	6,204
	247,240	247,223
Less accumulated depreciation	187,587	180,562
Net property, plant and equipment	59,653	66,661
Finance lease	30,550	30,405
Less finance lease accumulated amortization	1,558	13
Net property, plant and equipment, and finance lease	$88,645	$97,053

NOTE 7 - GOODWILL

Goodwill is tested for impairment annually and when impairment indicators exist. During the third quarter of 2020, the Company completed an organizational and re-branding initiative, eliminating the legacy business unit structure and launching the B&W Renewable, B&W Environmental, and B&W Thermal brands, which we considered to be a triggering event and as a result, the Company reevaluated its operating segments and reporting units. Segment results for all periods have been restated for comparative purposes. Refer to Note 3 - Segment Reporting for further details on these changes.

Effective September 30, 2020, the previous Babcock & Wilcox and Babcock & Wilcox Construction Company reporting units became the B&W Company Thermal and B&W Construction Company reporting units, respectively, within the Babcock & Wilcox Thermal operating segment. The Company also identified the B&W Company Renewable and B&W Company Environmental reporting units related to the transfer of businesses from the former Babcock & Wilcox reporting unit to the Babcock & Wilcox Renewable and Babcock & Wilcox Environmental operating segments. Consequently, the Company re-allocated goodwill between the affected reporting units based on their relative fair values and compared the carrying value to the fair value of each impacted reporting unit.

In conjunction with the changes mentioned above, the Company performed a goodwill impairment test of the impacted reporting units on a before and after basis and based on the assessment, as of September 30, 2020, concluded that the fair value of the impacted reporting units exceeded their carrying values. Accordingly, no impairment was indicated during the third quarter of 2020.

The following summarizes the changes in the net carrying amount of goodwill as of December 31, 2019 and September 30, 2020 after giving consideration to the reallocation of goodwill noted above:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2019	$10,169	$5,652	$31,339	$47,160
Currency translation adjustments	(5)	(3)	(16)	(24)
Balance at September 30, 2020	$10,164	$5,649	$31,323	$47,136

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

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Definite-lived intangible assets
Customer relationships	$24,634	$24,440
Unpatented technology	15,288	14,917
Patented technology	2,625	2,598
Tradename	12,706	12,372
All other	9,255	9,225
Gross value of definite-lived intangible assets	64,508	63,552
Customer relationships amortization	(19,352)	(18,616)
Unpatented technology amortization	(6,358)	(5,245)
Patented technology amortization	(2,571)	(2,476)
Tradename amortization	(4,686)	(4,257)
All other amortization	(9,155)	(8,963)
Accumulated amortization	(42,122)	(39,557)
Net definite-lived intangible assets	$22,386	$23,995
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$23,691	$25,300

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended September 30,
(in thousands)	2020	2019
Balance at beginning of period	$25,300	$30,793
Amortization expense	(2,564)	(3,301)
Currency translation adjustments and other	955	(1,060)
Balance at end of the period	$23,691	$26,432

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2020	$827
Year ending December 31, 2021	3,188
Year ending December 31, 2022	3,159
Year ending December 31, 2023	3,158
Year ending December 31, 2024	3,086
Year ending December 31, 2025	2,567
Thereafter	6,401

The circumstances leading to the first quarter interim goodwill assessment as described in Note 7 also triggered an evaluation for long-lived assets, including intangible assets. The company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its B&W Renewable and B&W Environmental asset groups. With respect to these asset groups no impairment was indicated during the first quarter of 2020.

NOTE 9 – LEASES

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2020	2019	2020	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,433	$1,569	$4,329	$5,067
Short-term lease expense	Selling, general and administrative expenses	866	1,193	1,346	6,153
Variable lease expense (1)	Selling, general and administrative expenses	625	121	1,019	682
Total operating lease expense		$2,924	$2,883	$6,694	$11,902

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$517	$—	$1,546	$—
Interest on lease liabilities	Interest expense	612	—	1,843	—
Total finance lease expense		$1,129	$—	$3,389	$—

Sublease income (2)	Other – net	$(22)	$(22)	$(65)	$(46)
Net lease cost		$4,031	$2,861	$10,018	$11,856
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,275	$6,578
Operating cash flows from finance leases	1,843	14
Financing cash flows from finance leases	(208)	(12)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,525	$3,014
Finance leases	$146	$30,404

Weighted-average remaining lease term:
Operating leases (in years)	3.1	3.4
Finance leases (in years)	14.2	15.0
Weighted-average discount rate:
Operating leases	9.10%	9.27%
Finance leases	8.00%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	September 30, 2020	December 31, 2019
Operating lease assets	Right-of-use assets	$10,272	$12,498
Finance lease assets	Net property, plant and equipment, and finance lease	28,992	30,392
Total non-current lease assets		$39,264	$42,890

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,968	$4,323
Finance lease liabilities	Financing lease liabilities	852	(38)
Non-current
Operating lease liabilities	Non-current operating lease liabilities	6,381	8,388
Finance lease liabilities	Non-current finance lease liabilities	29,917	30,454
Total lease liabilities		$41,118	$43,127

Future minimum lease payments required under non-cancellable leases as of September 30, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020 (excluding the nine months ended September 30, 2020)	$1,312	$803	$2,115
2021	4,246	3,277	7,523
2022	3,003	3,342	6,345
2023	1,992	3,408	5,400
2024	1,151	3,473	4,624
Thereafter	108	38,285	38,393
Total	$11,812	$52,588	$64,400
Less imputed interest	(1,463)	(21,819)	(23,282)
Lease liability	$10,349	$30,769	$41,118

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

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Balance at beginning of period	$33,376	$45,117
Additions	4,508	4,793
Expirations and other changes	(3,523)	(5,172)
Payments	(8,410)	(7,848)
Translation and other	852	(1,292)
Balance at end of period	$26,803	$35,598

We accrue estimated expense included in cost of operations on our Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense for the nine months ended September 30, 2019 includes $3.9 million of warranty reversal related to developments in the quarter stemming from the March 29, 2019 settlement agreement for the B&W Renewable EPC loss contracts described in Note 4.

NOTE 11 – RESTRUCTURING ACTIVITIES

The following tables summarize the restructuring activity incurred by segment:

	Three months ended September 30,				Three months ended September 30,
	2020				2019
(in thousands)	Total	Severance and related costs	COVID-19 related costs	Other (1)	Severance and related costs
B&W Renewable segment	$594	$340	$23	$231	$414
B&W Environmental segment	299	119	52	128	193
B&W Thermal segment	1,370	422	92	856	805
Corporate	133	—	2	131	1,144
	$2,396	$881	$169	$1,346	$2,556

	Nine months ended September 30,				Nine months ended September 30,
	2020				2019
(in thousands)	Total	Severance and related costs	COVID-19 related costs	Other (1)	Severance and related costs
B&W Renewable segment	$2,346	$1,153	$657	$536	$1,888
B&W Environmental segment	676	330	78	268	2,029
B&W Thermal segment	3,259	1,111	282	1,866	2,986
Corporate	458	—	94	364	2,668
	$6,739	$2,594	$1,111	$3,034	$9,571
(1) Other amounts consist primarily of exit, relocation and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$5,087	$6,974	$5,359	$7,359
Restructuring expense	2,396	2,557	6,739	9,572
Payments	(2,307)	(2,957)	(6,922)	(10,357)
Balance at end of period	$5,176	$6,574	$5,176	$6,574

Accrued restructuring liabilities at September 30, 2020 and 2019 relate primarily to employee termination benefits. Severance payments are expected to extend through the end of 2020.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Interest cost	$8,263	$10,685	$24,773	$32,507	$88	$139	$232	$378
Expected return on plan assets	(15,452)	(13,901)	(46,636)	(41,700)	—	—	—	—
Amortization of prior service cost	44	28	130	83	(271)	(540)	(813)	(1,618)
Recognized net actuarial (gain) loss	—	18	—	1,278	—	—	—	—
Benefit plans, net (1)	(7,145)	(3,170)	(21,733)	(7,832)	(183)	(401)	(581)	(1,240)
Service cost included in COS (2)	212	346	632	646	5	4	14	12
Net periodic benefit cost (benefit)	$(6,933)	$(2,824)	$(21,101)	$(7,186)	$(178)	$(397)	$(567)	$(1,228)

(1)	Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.

(2)	Service cost related to a small group of active participants is presented within cost of operations in the Condensed Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial (gain) loss consists primarily of our reported actuarial (gain) loss, curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2020 or the third quarter of 2019 and we incurred losses of $1.3 million in the nine months ended September 30, 2019. We have excluded the recognized net actuarial (gain) loss from our reportable segments and such amount has been reflected in Note 3 as the MTM loss from benefit plans in the reconciliation of Adjusted EBITDA for each segment to consolidated loss before income tax. The recognized net actuarial (gain) loss was recorded in benefit plans, net in our Condensed Consolidated Statements of Operations.

We made contributions to our pension and other postretirement benefit plans totaling $0.5 million and $1.6 million during the three and nine months ended September 30, 2020, respectively, as compared to $0.5 million and $3.3 million during the three and nine months ended September 30, 2019, respectively. Expected employer contributions to trusts of defined benefit plans assume that relief is granted under U.S. pension contribution waivers, which would defer minimum pension contributions for approximately one year to then be repaid over a five-year period. Related to the 2018 Plan year, we filed a request for waiver with the IRS in January 2019 and obtained a letter on August 27, 2019 that the waiver request had been approved subject to certain conditions.

We filed a temporary hardship waiver request with the IRS on March 12, 2020 related to our contributions for our pension and other postretirement benefit plans for the 2019 Plan year and obtained a letter on October 1, 2020 that the waiver request had been approved subject to certain conditions. Pursuant to the provisions of the waiver granted by the IRS related to the 2018 Plan year, the Company was required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan.

On March 27, 2020, the CARES Act was signed into law and among other things, provides deferral of certain U.S. pension plan contributions until January 1, 2021. We elected to defer the contribution payments of $5.5 million each for the 2020 Plan year that were due on April 15, 2020, July 15, 2020 and October 15, 2020, respectively. In addition, we elected to defer the contribution payments of $1.1 million for the 2018 Plan year and $23.7 million for the 2019 Plan year that were both due on September 15, 2020. Per the 2019 Plan year waiver received on October 1, 2020, the $23.7 million deferred for the 2019 Plan year will now be funded over the next five years.

The total funding contributions of approximately $46.0 million estimated for 2020 that have been deferred includes $1.1 million for the 2018 Plan year, $23.7 million for the 2019 Plan year, $16.5 million for the 2020 Plan year and $4.5 million related to other non-qualified pension plans, non-U.S. pension plans and other postretirement benefits plans.

NOTE 13 – REVOLVING DEBT

Our revolving debt is comprised of our U.S. Revolving Credit Facility in the U.S. with balances of $181.9 million as of September 30, 2020 and $179.0 million as of December 31, 2019.

A&R Credit Agreement

On May 11, 2015, we entered into an amended credit agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the credit agreement, including several to avoid default under the financial and other covenants specified in the credit agreement.

On May 14, 2020, we entered into the A&R Credit Agreement which refinances and extends the maturity of our U.S. Revolving Credit Facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the prior credit agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new Last Out Term Loans will be used to pay transaction fees and expenses and repay outstanding borrowings under the U.S. Revolving Credit Facility. Proceeds from the remaining $40.0 million of Last Out Term Loans will be used to repay outstanding borrowings under the U.S. Revolving Credit Facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

The A&R Credit Agreement also provides that, (i) the U.S. Revolving Credit Facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205.0 million sublimit on borrowings under the U.S. Revolving Credit Facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 of $3.8 million are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

The A&R Credit Agreement also amends the following terms, among others, as compared with the prior credit agreement:

(i)
the maturity date of the U.S. Revolving Credit Facility is extended to June 30, 2022, and the maturity date of all Last Out Term Loans under the A&R Credit Agreement is extended to December 30, 2022 (six months after the maturity date of the U.S. Revolving Credit Facility);

(ii)
the interest rate for loans under the U.S. Revolving Credit Facility have been reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%. These margins have been reduced by 2.0% if commitments under the U.S. Revolving Credit Facility are reduced to less than $200.0 million. The fee for letters of credit will be set at 4.0%;

(iii)	the interest rate for all Last Out Term Loans is set at 12.0%;

(iv)
the commitments under the U.S. Revolving Credit Facility automatically and permanently decrease in the following amounts on the following dates, which match the funding dates and amounts for the committed term loans: (x) $10.0 million on November 30, 2020; and (y) $5.0 million on each of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, respectively;

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars has been capped at $125.0 million through April 30, 2021 and will step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit has been capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the prior credit agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European B&W Renewable EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant but was modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to negotiate such covenant levels and related definitions prior to October 31, 2020. See A&R Credit Agreement subsequent event described below for a discussion of the results of the negotiation.

Events of default under the A&R Credit Agreement are substantially consistent with the prior credit agreement, except that: (i) B. Riley’s failure to fund any of its additional Last Out Term Loans committed under the A&R Credit Agreement will constitute an event of default; and (ii) the failure to negotiate and set certain financial covenant testing levels and related definitions prior to October 31, 2020 will constitute an event of default.

In connection with the A&R Credit Agreement, the Company incurred certain customary amendment and commitment fees, a portion of which were deferred pursuant to the terms of the A&R Credit Agreement along with certain previously deferred fees incurred under the amended credit agreement.

A&R Credit Agreement - subsequent event

On October 30, 2020, we entered into A&R Amendment No. 1 with Bank of America, N.A. A&R Amendment No. 1, among other matters, (i) provides that, under the A&R Credit Agreement, the "Commitment Reduction Amount" shall be an amount equal to (a) for any "Prepayment Event" relating to a "Recovery Event" (each as defined under the A&R Credit Agreement), 50% of the net cash proceeds with respect to such Prepayment Event, and (b) with respect to any other Prepayment Event under the A&R Credit Agreement, the net cash proceeds with respect to such Prepayment Event, and (ii) establishes new financial covenants for interest coverage ratios and senior leverage ratios.

Effective October 30, 2020, the minimum interest coverage ratios under our A&R Credit Agreement are as follows:

•	0.50:1.00 for the quarter ending December 31, 2020

•	0.50:1.00 for the quarter ending March 31, 2021

•	0.80:1.00 for the quarter ending June 30, 2021

•	1.00:1.00 for the quarter ending September 30, 2021

•	1.10:1.00 for the quarter ending December 31, 2021

•	1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

Effective October 30, 2020, the maximum permitted senior leverage ratios under our A&R Credit Agreement are as follows:

•	7.75:1.00 for the quarter ending December 31, 2020

•	7.75:1.00 for the quarter ending March 31, 2021

•	4.25:1.00 for the quarter ending June 30, 2021

•	3.75:1.00 for the quarter ending September 30, 2021

•	3.00:1.00 for the quarter ending December 31, 2021

•	2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley entered into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the U.S. Revolving Credit Facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the U.S. Revolving Credit Facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the U.S. Revolving Credit Facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the U.S. Revolving Credit Facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”). On June 8, 2020, the Company issued 1,712,479 unregistered shares of Common Stock, respectively, to B. Riley and certain of its affiliates in settlement of the B. Riley Guaranty Fee in connection with the Equitization Agreement discussed below.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive unregistered shares of the Company’s Common Stock, calculated as explained below.

Under the Equitization Agreement, B. Riley will receive a number of unregistered shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price for the Common Stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE. On June 5, 2020, the conversion price was calculated at $2.2774 per share.

On September 30, 2020 and June 30, 2020, the Company issued 2,334,002 and 1,192,371 unregistered shares of Common Stock, respectively, to B. Riley and certain of its affiliates in settlement of the quarterly interest payable in connection with the Equitization Agreement discussed above.

The Company is required under the Equitization Agreement to use its reasonable best efforts to take all actions to obtain any necessary stockholder approval under the rules of the NYSE for the issuance of the Shares of Common Stock. B. Riley has agreed to cause all shares of Common Stock beneficially owned by B. Riley to be voted in favor of any proposal presented to the Company’s stockholders seeking approval of the issuance of shares pursuant to the Equitization Agreement. The required stockholder approvals were obtained at the Company’s 2020 annual meeting of stockholders held on June 16, 2020.

U.S. Revolving Credit Facility

As of September 30, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $326.9 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

As of September 30, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain required actions that were not completed by December 15, 2019.

At September 30, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $181.9 million at a weighted average interest rate of 7.63%. Usage under the U.S. Revolving Credit Facility consisted of $181.9 million of revolving loan borrowings, $23.0 million of financial letters of credit and $89.6 million of performance letters of credit. At September 30, 2020, we had approximately $32.4 million available to meet letter of credit requirements based on our overall facility size, of which $23.1 million was available for additional borrowings under our Sublimit.

On October 23, 2020, we received $26.0 million under the settlement agreement described in Note 4. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or approximately $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2020 and December 31, 2019 was $80.6 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.6 million as of September 30, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $37.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $277.6 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $34.7 million.

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

	September 30, 2020
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

On September 30, 2020 and June 30, 2020, the Company issued 2,334,002 and 1,192,371 unregistered shares of common stock, respectively, to B. Riley and certain of its affiliates in settlement of the quarterly interest payable in connection with the Fee and Interest Equitization Agreement discussed in Note 13.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on September 30, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

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

Tranche A-3

Under Amendment No. 16 to our credit agreement, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European B&W Renewable loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes.

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the amended credit agreement as described above, but not re-borrowed. As part of the Equitization Transactions, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million.

Tranche A-4

On January 31, 2020, we entered into Amendment No. 20 to our credit agreement ("Amendment No. 20") Amendment No. 20 provides $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans. The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to repay revolving credit loans, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 are the same as the terms for the Tranche A-3.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after incurring total fees of $3.7 million related to Amendment No. 20 described above.

Tranche A-5

Amendment No. 20 also provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the A&R Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the A&R Credit Agreement. As of November 13, 2020, no borrowings occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $70.0 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as described in Note 13. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain offerings of our Common Stock by the Company. The remaining $5.0 million will be available upon request by the Company.

On May 14, 2020, we borrowed $30.0 million face value of the Tranche A-6 and received gross proceeds of $30.0 million related to the entry into the A&R Credit Agreement.

Tranche A-7

The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as described in Note 13. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of November 13, 2020, no borrowings occurred under Tranche A-7.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Components associated with borrowings from:
U.S. Revolving Credit Facility	$3,382	$4,292	$10,830	$11,644
Last Out Term Loans - cash interest	—	3,613	6,140	7,732
Last Out Term Loans - equitized interest	5,315	—	8,031	—
Last Out Term Loans - paid-in-kind interest	—	1,024	—	5,964
	8,697	8,929	25,001	25,340
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	1,711	8,836	14,376	22,985
U.S. Revolving Credit Facility contingent consent fee for Amendment 16	—	5,011	—	9,686
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	—	1,660	—
Last Out Term Loans - discount and financing fees	(545)	6,445	3,183	8,514
	1,166	20,292	19,219	41,185

Other interest expense	2,340	242	5,556	909

Total interest expense	$12,203	$29,463	$49,776	$67,434

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Held by foreign entities	$36,848	$38,921	$30,590	$35,522
Held by U.S. entities	2,086	4,851	1,473	7,692
Cash and cash equivalents of continuing operations	38,934	43,772	32,063	43,214

Reinsurance reserve requirements	3,443	9,318	8,802	11,768
Restricted foreign accounts	2,752	3,851	2,480	5,297
Bank guarantee collateral	3,240	—	—	—
Restricted cash and cash equivalents	9,435	13,169	11,282	17,065
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$48,369	$56,941	$43,345	$60,279

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

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Nine months ended September 30,
(in thousands)	2020	2019
Income tax payments, net	$3,967	$304

Interest payments on our U.S. Revolving Credit Facility	$8,280	$9,748
Interest payments on our Last Out Term Loans	6,140	4,909
Total cash paid for interest	$14,420	$14,657

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2020, income tax benefit was $0.5 million, resulting in an effective tax rate of (1.5)%. In the three months ended September 30, 2019, income tax expense was $1.0 million, with an effective tax rate of (1.9)%.

Our effective tax rate for the three months ended September 30, 2020 and 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. We have unfavorable discrete items of $0.1 million for the three months ended September 30, 2020 and unfavorable discrete items of $0.5 million for the three months ended September 30, 2019.

In the nine months ended September 30, 2020, income tax benefit was $0.5 million, resulting in an effective tax rate of 2.7%. In the nine months ended September 30, 2019, income tax expense was $3.6 million, resulting in an effective tax rate of (2.7)%. Our effective tax rate for the nine months ended September 30, 2020 and 2019 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets. We have favorable discrete items of $1.2 million and unfavorable discrete items of $0.6 million in the nine months ended September 30, 2020 and 2019, respectively.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations.

These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary significantly from period to period due to these variations, changes in jurisdictional mix of our income, and valuation allowances.

CARES Act

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “Act”) was signed into law. The Act contains a number of provisions designed to assist companies during the pandemic. Certain provisions may impact the Company’s income tax provision. Management has concluded the CARES Act will not have an impact on the Company’s tax attributes.

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

SEC Investigation

The U.S. SEC is conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's B&W Renewable segment from 2015-2019. The SEC has served multiple subpoenas on the Company for documents. The Company is cooperating with the SEC related to the subpoenas and investigation. The Company is still in the process of producing documents to the SEC. In addition, the SEC has taken testimony from past and current officers, directors, and present and former employees. It is reasonably possible that the SEC may bring one or more claims against the Company and certain individuals. Due to the stage of the investigation, we are unable to estimate the amount of loss or range of potential loss of any claim. However, there can be no assurance that such claims will not have a material impact on the Company.

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

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters of 2020 and 2019 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income (loss) before reclassifications	2,380	—	2,380
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060
Other comprehensive income (loss) before reclassifications	(4,095)	—	(4,095)
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	(4,095)	(246)	(4,341)
Balance at June 30, 2020	$4,028	$(4,309)	$(281)
Other comprehensive income (loss) before reclassifications	(22,916)	—	(22,916)
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	(22,916)	(246)	(23,162)
Balance at September 30, 2020	$(18,888)	$(4,555)	$(23,443)

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	10,260	(1,178)	—	9,082
Reclassified from AOCI to net income (loss)	—	224	(356)	(132)
Net other comprehensive income (loss)	10,260	(954)	(356)	8,950
Balance at March 31, 2019	$(574)	$408	$(2,316)	$(2,482)
Other comprehensive loss before reclassifications	(7,979)	(189)	—	(8,168)
Reclassified from AOCI to net income (loss)	3,176	(22)	(514)	2,640
Net other comprehensive (loss) income	(4,803)	(211)	(514)	(5,528)
Balance at June 30, 2019	$(5,377)	$197	$(2,830)	$(8,010)
Other comprehensive loss before reclassifications	21,433	$—	$—	21,433
Reclassified from AOCI to net income (loss)	—	$—	$(515)	(515)
Amounts reclassified from AOCI to advanced billings on contracts	—	(197)	—	(197)
Net other comprehensive (loss) income	21,433	(197)	(515)	20,721
Balance at September 30, 2019	$16,056	$—	$(3,345)	$12,711

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Release of currency translation gain with the sale of equity method investment and the sale of business	Loss on sale of business	$—	$—	$—	$(3,176)
Derivative financial instruments	Other – net	—	—	—	(202)
	Net loss	$—	$—	$—	$(3,378)

Amortization of prior service cost on benefit obligations	Benefit plans, net	246	515	738	1,385
	Net income	$246	$515	$738	$1,385

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

(in thousands)
Available-for-sale securities	September 30, 2020	Level 1	Level 2
Corporate notes and bonds	$10,612	$10,612	$—
Mutual funds	577	—	577
United States Government and agency securities	6,132	6,132	—
Total fair value of available-for-sale securities	$17,321	$16,744	$577

(in thousands)
Available-for-sale securities	December 31, 2019	Level 1	Level 2
Corporate notes and bonds	$8,310	$8,310	$—
Mutual funds	587	—	587
United States Government and agency securities	3,868	3,868	—
Total fair value of available-for-sale securities	$12,765	$12,178	$587

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Derivatives

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of September 30, 2020, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

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

•
Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at September 30, 2020 and December 31, 2019.

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

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 29.5% of our outstanding common stock as of September 30, 2020.

B. Riley is party to the Last Out Term Loans as described in Note 14. B. Riley has also provided the B. Riley Guaranty as described in Note 13.

In connection with the B. Riley Guaranty, the Company entered into the Fee and Interest Equitization Agreement described in Note 13. Under the Equitization Agreement the Company issued 1.7 million shares of common stock on June 8, 2020, 1.2 million shares of common stock on June 30, 2020 and 2.3 million shares of common stock on September 30, 2020 to B. Riley in satisfaction of the B. Riley Guaranty Fee and payment of certain interest payments described in Note 13. All of these issued shares are unregistered.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC for Mr. Young's performance and services. In April 2020, we temporarily deferred the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50% as described in Note 1.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $0.1 million and $7.6 million for the three and nine months ended September 30, 2020, respectively, and were $0.4 million and $11.9 million for the three and nine months ended September 30, 2019, respectively.

On August 10, 2020, B. Riley Financial, Inc. entered into a project specific indemnity rider (the “Indemnity Rider”) to the General Agreement of Indemnity, dated May 28, 2015, between us and Berkley Insurance Company (the “Surety”). Pursuant to the terms of the Indemnity Rider, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed $30.0 million in connection with our proposed performance on a specified project.  In consideration of B. Riley's execution of the Indemnity Rider, we paid B. Riley a fee of $0.6 million following the issuance of the bond by the Surety, which represents approximately 2.0% of the bonded obligations. Under the A&R Credit Agreement, any draw or claim under the Indemnity Rider will convert into a Tranche A-5 Last Out Term Loan for the benefit of B. Riley.

Refer to Note 13 for additional related party transactions with B. Riley and its affiliates.

Transactions with B. Riley - subsequent event

On November 9, 2020 we entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley to extend the services of Mr. Kenny Young, to serve as our Chief Executive Officer until December 31, 2023. Other than the term extension, there are no other changes to the agreement with BRPI Executive Consulting, LLC.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 20.6% of our outstanding common stock as of September 30, 2020.

NOTE 21 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

In December 2019, we determined that a small business within the B&W Thermal segment met the criteria to be classified as held for sale. Assets and liabilities held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. At September 30, 2020, the carrying value of the assets held for sale approximated the estimated fair value less costs to sell, therefore an impairment charge was not required. The divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The sale is expected to occur in 2020.

The following table summarizes the carrying value of the assets and liabilities held for sale at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable – trade, net	$1,527	$5,472
Accounts receivable – other	77	147
Contracts in progress	797	586
Inventories	2,292	1,555
Other current assets	123	329
Current assets held for sale	4,816	8,089

Net property, plant and equipment	6,793	6,534
Intangible assets	732	725
Right-of-use-asset	57	63
Other assets	(39)	—
Non-current assets held for sale	7,543	7,322

Total assets held for sale	$12,359	$15,411

Accounts payable	$5,352	$7,898
Accrued employee benefits	317	430
Advance billings on contracts	76	227
Accrued warranty expense	517	515
Operating lease liabilities	33	6
Other accrued liabilities	630	462
Current liabilities held for sale	6,925	9,538

Total liabilities held for sale	$6,925	$9,538

Divestitures

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Effective May 31, 2019, we sold all of the issued and outstanding capital stock of Loibl, a material handling business in Germany, to Lynx Holding GmbH for €10.0 million (approximately $11.4 million), subject to adjustment. We received $7.4 million in cash and recognized a $3.6 million pre-tax loss on the sale of this business in the quarter ended September 30, 2019, net of $0.7 million in transaction costs. Proceeds from the transaction were primarily used to reduce outstanding balances under our U.S. Revolving Credit Facility.

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).  The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our credit agreement as amended and restated (the "A&R Credit Agreement"); our ability to obtain waivers of required pension contributions; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable and B&W Environmental segments, including the ability to complete our B&W Renewable's European EPC projects and B&W Environmental's U.S. loss projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental and B&W Renewable segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to maintain operational support for our information systems against service outages and data corruption, as well as protection against cyber-based network security breaches and theft of data; our ability to protect our intellectual property and renew licenses to use intellectual property of third parties; our use of the percentage-of-completion method of accounting to recognize revenue over time; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; changes in, or our failure or inability to comply with, laws and government regulations; actual or anticipated changes in governmental regulation, including trade and tariff policies; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in, and liabilities relating to, existing or future environmental regulatory matters; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; potential violations of the Foreign Corrupt Practices Act; our ability to successfully compete with current and future competitors; the loss of key personnel and the continued availability of qualified personnel; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the possibilities of war, other armed conflicts or terrorist attacks; the willingness of customers and suppliers to continue to do business with us on reasonable terms and conditions; our ability to successfully consummate strategic alternatives for non-core assets, if we determine to pursue them; and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended September 30, 2020. The Company cautions not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and the Company undertakes no obligation to update or revise any forward-looking statement, except to the extent required by applicable law.

OVERVIEW OF RESULTS

Our assessment of operating results is based on three reportable segments, which changed in the third quarter of 2020 as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Segment results for all periods have been restated for comparative purposes. Our reportable segments are as follows:

•
B&W Renewable segment: cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. The segment's leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.

•
B&W Environmental segment: full suite of best-in-class emissions control and environmental technology solutions for utility and industrial steam generation applications around the world. The segment's broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.

•
B&W Thermal segment: steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. The segment has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. Although some of these restrictions have been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we anticipated to begin in 2020 to be delayed to later in 2020 and others to be delayed further into 2021 and 2022. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into next year and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets.

Our operating results for the three and nine months ended September 30, 2020 have been negatively impacted by the COVID-19 pandemic. Because the majority of our revenues are driven by projects, we cannot reasonably estimate the amount of the decreases in our operating results directly caused by COVID-19. We have experienced adverse impacts on our 2020 revenues due to delays in closing new business deals, deferrals or delays in starting new projects, and other product volume decreases due to COVID-19 in 2020 caused by the following, among other reasons:

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

We recorded operating income of $14.1 million and an operating loss of $3.9 million in the three and nine months ended September 30, 2020, respectively, compared to losses of $3.2 million and $39.4 million in the three and nine months ended September 30, 2019, respectively and we showed improved results in our B&W Renewable segment.

Adjusted EBITDA in the B&W Renewable segment was $23.6 million and $22.0 million in the three and nine months ended September 30, 2020, respectively, compared to $(0.6) million and $(4.2) million in the three and nine months ended September 30, 2019, respectively. The improvement was primarily due to the recognition in the third quarter of the non-recurring loss recovery of $26.0 million under the insurance settlement agreement dated October 10, 2020 partially offset by the divestiture of Loibl, a material handling business in Germany, as well as the impacts of COVID-19, as described above.

In the three and nine months ended September 30, 2020, we recorded $1.1 million and $1.4 million in net losses, respectively, inclusive of warranty expense related to the six European B&W Renewable EPC loss contracts as compared to $0.7 million and $8.0 million, in net losses recorded for the three and nine months ended September 30, 2019, respectively. Aside from these loss projects, we have one remaining extended scope contract in our B&W Renewable segment which turned into a loss contract in the fourth quarter of 2019 due to an increase in estimate to complete; this contract was turned over to the customer in October 2019.

As of September 30, 2020, five of the six European B&W Renewable EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We are still pursuing insurance recoveries and claims against subcontractors. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant. See further discussion of the loss projects in Note 4 to the Condensed Consolidated Financial Statements.

The B&W Environmental segment generated adjusted EBITDA of $1.1 million and $(0.1) million in the three and nine months ended September 30, 2020, respectively, and $1.8 million and $2.5 million in the three and nine months ended September 30, 2019, respectively. The decline is due to the impacts of COVID-19, as described above. In particular, while the segment was able to mitigate the impact of COVID-19 on project executions, the decision for new investments by several customers has been postponed impacting revenues and operating results. As of September 30, 2020, the B&W Environmental segment had two significant legacy loss contracts. The first loss contract is a contract to engineer, procure materials and then construct a dry cooling system for a gas-fired power plant in the United States, which continued through the nine months ended September 30, 2020. Final completion of the first loss contract is expected to be in the fourth quarter of 2020. The second loss contract is a contract to engineer and procure materials for a dry cooling system for a gas-fired power plant in the United States, which continued through the nine months ended September 30, 2020. Final completion of the second loss contract is expected to be in the fourth quarter of 2020. B&W Environmental's two significant loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $0.4 million and $3.6 million in the three and nine months ended September 30, 2020, respectively, compared to $1.3 million and $20.6 million in the three and nine months ended September 30, 2019, respectively.

Our B&W Thermal segment generated adjusted EBITDA of $7.3 million and $22.7 million in the three and nine months ended September 30, 2020, respectively, compared to $12.9 million and $35.0 million in the three and nine months ended September 30, 2019, respectively. This decline is primarily attributable to the decrease in revenue volume including the impacts of COVID-19, as described above, partially offset by the results of costs savings and restructuring initiatives.

We have manufacturing facilities in Mexico, China, Unites States, Denmark and Scotland. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost-savings measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental, and B&W Thermal segments globally.

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

Year-over-year comparisons of our results from continuing operations were also impacted by:

•
On October 10, 2020, we entered into a settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In connection with the insured losses recognized in prior years, we recognized this non-recurring loss recovery of $26.0 million as a reduction of our Cost of operations in our Condensed Consolidated Statements of Operations and recorded the insurance receivable in Accounts receivable - other in our Condensed Consolidated Balance Sheets for the period ending September 30, 2020 because we determined the loss recovery was probable as of such date. On October 23, 2020, we received gross proceeds of $26.0 million, as described in Note 4.

•
$2.4 million and $6.7 million of restructuring costs were recognized in the three and nine months ended September 30, 2020, respectively, compared to $2.6 million and $9.6 million of restructuring costs recognized in the three and nine months ended September 30, 2019, respectively. The restructuring costs primarily related to severance and other costs in the first nine months of 2020 and was primarily related to severance in the first nine months of 2019.

•
$1.7 million and $3.2 million of financial advisory service fees were recorded in the three and nine months ended September 30, 2020, respectively, compared to $1.2 million and $8.4 million in the corresponding periods of 2019. These services are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.

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

•
$1.4 million and $5.2 million of legal and other advisory fees were recognized in the three and nine months ended September 30, 2020, respectively, compared to $2.8 million and $7.4 million in the corresponding periods of 2019. These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations. The contract settlement is further described above and in Note 4 to the Condensed Consolidated Financial Statements.

•
$2.0 million and 4.0 million of accelerated depreciation expense for the three and nine months ended September 30, 2019, respectively, for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in December 2019.

•
$1.3 million of actuarially determined mark to market ("MTM") losses on our pension and other post-retirement benefits in the nine months ended September 30, 2019. MTM losses are further described in Note 12 to the Condensed Consolidated Financial Statements.

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

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues:
B&W Renewable segment	$39,062	$51,292	$(12,230)	$118,570	$158,901	$(40,331)
B&W Environmental segment	25,262	45,036	(19,774)	76,354	234,485	(158,131)
B&W Thermal segment	70,025	108,157	(38,132)	223,920	315,587	(91,667)
Eliminations	(1,836)	(5,841)	4,005	(2,380)	(30,278)	27,898
	$132,513	$198,644	$(66,131)	$416,464	$678,695	$(262,231)

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted EBITDA
B&W Renewable segment	$23,575	$(615)	$24,190	$22,003	$(4,185)	$26,188
B&W Environmental segment	1,078	1,771	(693)	(137)	2,453	(2,590)
B&W Thermal segment	7,255	12,871	(5,616)	22,676	34,994	(12,318)
Corporate	(4,916)	(3,059)	(1,857)	(12,864)	(16,973)	4,109
Research and development costs	(1,355)	(828)	(527)	(3,927)	(2,281)	(1,646)
	$25,637	$10,140	$15,497	$27,751	$14,008	$13,743

Three Months Ended September 30, 2020 and 2019

Revenues decreased by $66.1 million to $132.5 million in the third quarter of 2020 as compared to $198.6 million in the third quarter of 2019. Revenues for each of our segments have been adversely impacted by COVID-19. Revenue in the B&W Renewable segment decreased by $12.2 million due to a higher level of activity in the prior year related to the turnover of the EPC loss contracts in addition to new anticipated activities being deferred due to COVID-19. Revenue in the B&W Environmental segment decreased by $19.8 million due to the completion of large construction projects in the prior year in addition to the postponement of new projects by customers as a result of COVID-19. B&W Thermal segment revenue decreased $38.1 million primarily due to the adverse impacts of COVID-19 resulting in customer delays and lower parts, construction, package boilers and international service orders.

Operating income increased $17.3 million to $14.1 million in the third quarter of 2020 from $(3.2) million in the third quarter of 2019. The increase is primarily due to the non-recurring loss recovery of $26.0 million recognized in the third quarter in the B&W Renewable segment under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4. The increase related to the loss recovery is partially offset by lower volume in each of our segments and customer delays as a result of COVID-19. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Nine Months Ended September 30, 2020 and 2019

Revenues decreased by $262.2 million to $416.5 million in the nine months ended September 30, 2020 as compared to $678.7 million in the nine months ended September 30, 2019. Revenues for each of our segments have been adversely impacted by COVID-19. Revenue in the B&W Renewable segment decreased by $40.3 million partially due to the divestiture of Loibl, a materials handling business in Germany, which contributed $14.3 million of revenue in the nine months ended September 30, 2019, the advanced completion of activities on the European B&W Renewable EPC loss contracts in the prior year and new anticipated activities being deferred due to COVID-19 all being partially offset by a higher level of activities on two operations and maintenance contracts in the U.K. B&W Environmental segment revenue declined $158.1 million partially due to the completion of large construction projects in addition to the postponement of new projects by several customers as a result of COVID-19. Revenue in the B&W Thermal segment decreased by $91.7 million primarily due to customers' concern regarding the duration and magnitude of COVID-19 resulting in lower parts, construction, package boilers and international service orders.

Operating losses improved $35.5 million to $(3.9) million in the nine months ended September 30, 2020 from $(39.4) million in the nine months ended September 30, 2019, primarily due to the non-recurring insurance loss recovery of $26.0 million, as discussed above and a lower level of losses on the EPC loss contracts being partially offset by the divestiture of Loibl and the impacts of COVID-19 in the B&W Renewable segment , as well as a decline in volume in the B&W Environmental and B&W Thermal segments as described above. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Non-GAAP Financial Measures

The following discussion of our business segment results of operations includes a discussion of adjusted gross profit, a non-GAAP financial measure. Adjusted gross profit differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles ("GAAP"). Amortization expense is not allocated to the segments’ adjusted gross profit.  A reconciliation of operating income (loss), the most directly comparable GAAP measure, to adjusted gross profit is included in the table below.  Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted gross profit (loss) (1)
Operating income (loss)	$14,074	$(3,177)	$17,251	$(3,927)	$(39,397)	$35,470
Selling, general and administrative ("SG&A") expenses	35,611	35,828	(217)	107,647	120,045	(12,398)
Advisory fees and settlement costs	3,846	4,474	(628)	10,074	22,862	(12,788)
Amortization expense	1,365	972	393	4,110	3,301	809
Restructuring activities	2,396	2,556	(160)	6,739	9,571	(2,832)
Research and development costs	1,355	828	527	3,927	2,281	1,646
Losses (gains) on asset disposals, net	(3)	(266)	263	(916)	(224)	(692)
	$58,644	$41,215	$17,429	$127,654	$118,439	$9,215
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.

Adjusted gross profit by segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Adjusted gross profit (loss)
B&W Renewable segment	$32,092	$6,571	$25,521	$48,401	$19,297	$29,104
B&W Environmental segment	5,929	9,030	(3,101)	15,465	33,613	(18,148)
B&W Thermal segment	20,623	25,614	(4,991)	63,788	65,530	(1,742)
	$58,644	$41,215	$17,429	$127,654	$118,440	$9,214

B&W Renewable Segment Results

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$39,062	$51,292	$(12,230)	$118,570	$158,901	$(40,331)
Adjusted EBITDA	$23,575	$(615)	$24,190	$22,003	$(4,185)	$26,188
Adjusted gross profit	$32,092	$6,571	$25,521	$48,401	$19,297	$29,104
Adjusted gross profit (loss) %	82.2%	12.8%		40.8%	12.1%

Three Months Ended September 30, 2020 and 2019

Revenues in the B&W Renewable segment decreased 24%, or $12.2 million to $39.1 million in the third quarter of 2020 compared to $51.3 million in the third quarter of 2019. The reduction in revenue is due to a higher level of activity in the prior year related to the turnover of the EPC loss contracts in addition to new anticipated activities being deferred due to COVID-19.

Adjusted EBITDA in the B&W Renewable segment increased 3,933%, or $24.2 million, to $23.6 million in the third quarter of 2020 compared to $(0.6) million in the third quarter of 2019, The improvement is primarily due to the non-recurring loss recovery of $26.0 million recognized in the third quarter under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4, partially offset by lower volume, as discussed above.

Adjusted gross profit in the B&W Renewable segment increased $25.5 million to $32.1 million in the third quarter of 2020 compared to $6.6 million in the third quarter of 2019. The improvement is primarily due to the non-recurring loss recovery of $26.0 million recognized in the third quarter under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts described, as in Note 4, partially offset by lower volume, as discussed above.

Nine Months Ended September 30, 2020 and 2019

Revenues in the B&W Renewable segment decreased 25%, or $40.3 million, to $118.6 million in the nine months ended September 30, 2020 compared to $158.9 million in the nine months ended September 30, 2019. The reduction in revenue is due to the advanced completion of activities on the European B&W Renewable EPC loss contracts in the prior year as well as new anticipated activities being deferred due to COVID-19 being partially offset by a higher level of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers. Additionally, the reduction in revenue partially relates to the divestiture of Loibl, a materials handling business in Germany, that had previously generated annual revenues of approximately $30 million annually and contributed $14.3 million in the nine months ended September 30, 2019.

Adjusted EBITDA in the B&W Renewable segment increased 626%, or $26.2 million, to $22.0 million in the nine months ended September 30, 2020 compared to $(4.2) million in the nine months ended September 30, 2019, which is primarily due to the non-recurring loss recovery of $26.0 million recognized in the nine months ending September 30, 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4. Additionally, the divestiture of Loibl was more than offset by lower costs in the current year to complete the six European B&W Renewable EPC loss contracts. In the nine months ended September 30, 2020 and 2019, we recorded $1.4 million and $8.0 million in net losses, respectively.

Adjusted gross profit in the B&W Renewable segment increased $29.1 million to $48.4 million in the nine months ended September 30, 2020 compared to $19.3 million in the nine months ended September 30, 2019. The improvement primarily due to the non-recurring loss recovery of $26.0 million recognized in the nine months ending September 30, 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4 in addition to the impacts of Loibl and lower costs related to the six European B&W Renewable EPC loss contracts as described in the Adjusted EBITDA section above.

B&W Environmental Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$25,262	$45,036	$(19,774)	$76,354	$234,485	$(158,131)
Adjusted EBITDA	$1,078	$1,771	$(693)	$(137)	$2,453	$(2,590)
Adjusted gross profit	$5,929	$9,030	$(3,101)	$15,465	$33,613	$(18,148)
Adjusted gross profit %	23.5%	20.1%		20.3%	14.3%

Three Months Ended September 30, 2020 and 2019

Revenues in the B&W Environmental segment decreased 44%, or $19.8 million to $25.3 million in the third quarter of 2020 compared to $45.0 million in the third quarter of 2019. The decrease is primarily due to the completion of large construction projects in the prior year in addition to the postponement of new projects by customers as a result of COVID-19. B&W Environmental's two significant legacy loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $0.4 million and $1.3 million in the third quarter of 2020 and 2019, respectively.

Adjusted EBITDA in the B&W Environmental segment was $1.1 million in the third quarter of 2020 compared to $1.8 million in the third quarter of 2019. The decrease is driven primarily by the lower volume, as described above being partially offset by the results of cost savings and restructuring initiatives.

Adjusted gross profit in the B&W Environmental segment decreased $3.1 million to $5.9 million in the third quarter of 2020 compared to $9.0 million in the third quarter of 2019. The decline is primarily attributable to the decrease in volume being partially offset by favorable product mix and the results of cost savings and restructuring initiatives.

Nine Months Ended September 30, 2020 and 2019

Revenues in the B&W Environmental segment decreased 67%, or $158.1 million to $76.4 million in the nine months ended September 30, 2020 compared to $234.5 million in the nine months ended September 30, 2019. The decrease is primarily due to the completion of large construction projects in addition to the postponement of new projects by several customers as a result of COVID-19. B&W Environmental's two significant legacy loss contracts, as disclosed in Note 4 to the Condensed Consolidated Financial Statements, generated revenues of $3.6 million and $20.6 million in the nine months ended September 30, 2020 and 2019, respectively.

Adjusted EBITDA in the B&W Environmental segment decreased $2.6 million to $(0.1) million in the nine months ended September 30, 2020 compared to $2.5 million in the nine months ended September 30, 2019. The decline is primarily attributable to the impacts of lower volume, the effects of which were partially offset by a lower percentage of overhead being absorbed by the segment that were not previously absorbed by other segments.

Adjusted gross profit in the B&W Environmental segment decreased $18.1 million to $15.5 million in the nine months ended September 30, 2020 compared to $33.6 million in the nine months ended September 30, 2019. The decrease is primarily attributable to the decrease in volume as described above.

B&W Thermal Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$70,025	$108,157	$(38,132)	$223,920	$315,587	$(91,667)
Adjusted EBITDA	$7,255	$12,871	$(5,616)	$22,676	$34,994	$(12,318)
Adjusted gross profit	$20,623	$25,614	$(4,991)	$63,788	$65,530	$(1,742)
Adjusted gross profit %	29.5%	23.7%		28.5%	20.8%

Three Months Ended September 30, 2020 and 2019

Revenues in the B&W Thermal segment decreased 35%, or $38.1 million, to $70.0 million in the third quarter of 2020 from $108.2 million in the third quarter of 2019. The revenue decrease is attributable to the adverse impacts of COVID-19 resulting in customer delays and lower parts, construction, package boilers and international service orders.

Adjusted EBITDA in the B&W Thermal segment decreased $5.6 million to $7.3 million in the third quarter of 2020 compared to $12.9 million in the third quarter of 2019, which is mainly attributable to the decrease in volume as described above being partially offset by the results of costs savings and restructuring initiatives.

Adjusted gross profit in the B&W Thermal segment decreased $5.0 million, to $20.6 million in the third quarter of 2020, compared to $25.6 million in the third quarter of 2019, which is consistent with the decrease in revenue as described above offset partially by favorable product mix and the results of costs savings and restructuring initiatives.

Nine Months Ended September 30, 2020 and 2019

Revenues in the B&W Thermal segment decreased 29%, or $91.7 million, to $223.9 million in the nine months ended September 30, 2020 from $315.6 million in the nine months ended September 30, 2019. The revenue decrease is attributable to customers' concern regarding the duration and magnitude of COVID-19 resulting in lower parts, construction, package boilers and international service orders.

Adjusted EBITDA in the B&W Thermal segment decreased $12.3 million to $22.7 million in the nine months ended September 30, 2020 compared to $35.0 million in the nine months ended September 30, 2019, which is mainly attributable to lower volume as described above and a higher percentage of overhead being absorbed by the segment that was previously absorbed by other segments, the effects of which were partially offset by favorable product mix and a full period of cost savings and restructuring initiatives benefiting the current year.

Adjusted gross profit in the B&W Thermal segment decreased $1.7 million, to $63.8 million in the nine months ended September 30, 2020, compared to $65.5 million in the nine months ended September 30, 2019, which is mainly attributable to lower volume as described above and partially offset by favorable product mix and the effects of a full period of cost savings and restructuring initiatives benefiting the current year.

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

	Three months ended September 30,		Nine months ended September 30,
(In approximate millions)	2020	2019	2020	2019
B&W Renewable(1)	$26	$27	$91	$(27)
B&W Environmental	41	16	98	139
B&W Thermal	114	48	294	270
Other/eliminations	(4)	(5)	(5)	(13)
Bookings	$177	$86	$478	$369
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the third quarter of 2020 and 2019 was $(6.4) million and $(6.9) million, respectively. The foreign exchange impact on B&W Renewable bookings in the nine months ended September 30, 2020 and 2019 was $(7.0) million and $(7.4) million, respectively.

Our backlog as of September 30, 2020 and 2019 was as follows:

	As of September 30,
(In approximate millions)	2020	2019
B&W Renewable(1)	$196	$207
B&W Environmental	107	112
B&W Thermal	208	161
Other/eliminations	(2)	(7)
Backlog	$509	$473

(1)
B&W Renewable backlog at September 30, 2020, includes $159.0 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at September 30, 2020, we expect to recognize revenues as follows:

(In approximate millions)	2020	2021	Thereafter	Total
B&W Renewable	$15	$19	$162	$196
B&W Environmental	25	43	39	107
B&W Thermal	55	114	39	208
Other/eliminations	(2)	—	—	(2)
Expected revenue from backlog	$93	$176	$240	$509

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.9 million to $4.9 million in the third quarter of 2020 as compared to $3.1 million in the third quarter of 2019, primarily due to the accrual of management bonuses partially offset by the benefits of restructuring and discretionary spend reductions. Corporate costs decreased $4.1 million to $12.9 million in the nine months ended September 30, 2020 as compared to $17.0 million in the nine months ended September 30, 2019, primarily due to the benefits of restructuring and discretionary spend reductions.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $0.6 million to $3.8 million in the third quarter of 2020 as compared to $4.5 million in the third quarter of 2019, primarily due to a decrease in financial advisory fees.

Advisory fees and settlement costs decreased by $12.8 million to $10.1 million in the nine months ended September 30, 2020 as compared to $22.9 million in the nine months ended September 30, 2019, primarily due to settlement costs to exit the fifth B&W Renewable EPC contract in the first quarter of 2019 as described in Note 4 to the Condensed Consolidated Financial Statements and a decrease in financial advisory fees.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $1.4 million and $0.8 million for the third quarter of 2020 and 2019, respectively. Research and development expenses totaled $3.9 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions, including executive severances, resulted in $2.4 million and $2.6 million of expense in the third quarter of 2020 and 2019, respectively. Restructuring actions across our business units and corporate functions, including executive severances, resulted in $6.7 million and $9.6 million of expense in the nine months ended September 30, 2020 and 2019, respectively. Severance expense is recognized over the remaining service periods of affected employees, and as of September 30, 2020, we do not expect additional severance expense to be recognized based on actions taken through that date.

Goodwill Impairment

Goodwill is tested for impairment annually and when impairment indicators exist. During the third quarter of 2020, the Company completed an organizational and re-branding initiative, eliminating the legacy business unit structure and launching the B&W Renewable, B&W Environmental, and B&W Thermal brands, which we considered to be a triggering event and as a result, the Company reevaluated its operating segments and reporting units. Segment results for all periods have been restated for comparative purposes.

Effective September 30, 2020, the previous Babcock & Wilcox and Babcock & Wilcox Construction Company reporting units became the B&W Company Thermal and B&W Construction Company reporting units, respectively, within the Babcock & Wilcox Thermal operating segment. The Company also identified the B&W Company Renewable and B&W Company Environmental reporting units related to the transfer of businesses from the former Babcock & Wilcox reporting unit to the Babcock & Wilcox Renewable and Babcock & Wilcox Environmental operating segments. Consequently, the Company re-allocated goodwill between the affected reporting units based on their relative fair values and compared the carrying value to the fair value of each impacted reporting unit.

In conjunction with the changes mentioned above, the Company performed a goodwill impairment test of the impacted reporting units on a before and after basis and based on the assessment, as of September 30, 2020, concluded that the fair value of the impacted reporting units exceeded their carrying values. Accordingly, no impairment was indicated during the third quarter of 2020.

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

Also, as a result of the conditions associated with COVID-19, including the adverse impacts on our operations, the company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its B&W

Renewable and B&W Environmental asset groups. With respect to these asset groups no impairment was indicated during the first quarter of 2020.

Depreciation and Amortization

Depreciation expense was $2.7 million and $4.3 million in the third quarter of 2020 and 2019, respectively.
Depreciation expense was $8.2 million and $15.8 million in the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense in the third quarter and nine months ended September 30, 2019 includes $0.7 million and $4.7 million, respectively, of accelerated depreciation of our prior corporate facility.

We recorded amortization expense of $1.4 million and $1.0 million in the third quarter of 2020 and 2019, respectively. We recorded amortization expense of $4.1 million and $3.3 million in the nine months ended September 30, 2020 and 2019, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits were $7.3 million and $3.6 million in the third quarter of 2020 and 2019, respectively. Pension benefits were $22.3 million and $10.4 million in the nine months ended September 30, 2020 and 2019, respectively. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2020 or the third quarter of 2019. The pension benefits for the nine months ended September 30, 2019 exclude MTM adjustment losses of $1.3 million. Refer to Note 12 to the Condensed Consolidated Financial Statements.

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

Other than service cost of $0.2 million and $0.4 million in the third quarter of 2020 and 2019, respectively, and $0.6 million and $0.7 million in the nine months ended September 30, 2020 and 2019, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock &Wilcox Thermal segment, pension benefit and MTM adjustments are excluded from the results of our segments. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

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

Foreign exchange was a gain of $25.0 million and a loss of $26.7 million for the three months ended September 30, 2020 and 2019, respectively. Foreign exchange was a gain of $22.7 million and a loss of $27.4 million for the nine months ended September 30, 2020 and 2019, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except for percentages)	2020	2019	$ Change	2020	2019	$ Change
Income (loss) before income taxes	$34,053	$(55,947)	$90,000	$(17,580)	$(131,631)	$114,051
Income tax (benefit) expense	$(502)	$1,043	$(1,545)	$(467)	$3,560	$(4,027)
Effective tax rate	(1.5)%	(1.9)%		2.7%	(2.7)%

Our income tax expense in the third quarter of 2020 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the third quarter of 2020 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets. In certain jurisdictions (namely, the United States, Denmark, and Italy) where the company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Our effective tax rate for the third quarter of 2019 was not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets.

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

As of December 31, 2019 and March 30, 2020, the date we issued our 2019 Consolidated Financial Statements, we were in compliance with the terms of the agreements governing our debt and no events of default existed. However, the Company’s uncertainty regarding liquidity and the ability to refinance our credit agreement by May 11, 2020 represented conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the 2019 Consolidated Financial Statements were issued, as we were not able to assert that it was probable that our plans when fully implemented would alleviate the events and conditions.

Since January 1, 2020 and through the issuance of our 2019 Consolidated Financial Statements on March 30, 2020, we took the following actions, among others, and have successfully implemented, or are in the process of implementing the following:

•
entered into several amendments and waivers to avoid default and improve our liquidity under the terms of our credit agreement as described in Note 13 and Note 14, the most recent of which were Amendments No. 19, No. 20 and No. 21 dated January 17, 2020, January 31, 2020 and March 27, 2020, respectively;

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

•
on March 12, 2020, filed for waiver of required minimum contributions to the U.S. Pension Plan as described in Note 12 and subsequently on October 1, 2020 received a letter from the Internal Revenue Service (the "IRS") that the 2019 waiver request had been approved subject to certain conditions; and

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

•
on May 14, 2020, the Company entered into an agreement amending and restating our credit agreement with Bank of America, N.A., as administrative agent (the “Administrative Agent”) and lender, and the other lenders party thereto. These amendments to the credit agreement, as amended and restated (the "A&R Credit Agreement"), among other amendments, extends the maturity date on the U.S. Revolving Credit Facility to June 30, 2022 and the maturity date on the Last Out Term Loans to December 30, 2022. Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans. B. Riley entered into a limited guaranty (the "B. Riley Guaranty") which provides for the guarantee of all of the Company's obligations with respect to the U.S. Revolving Credit Facility (other than with respect to letters of credit and contingent obligations thereunder), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees;

•
on May 14, 2020, we received $30.0 million of additional gross borrowings from B. Riley Financial, Inc. (together with its affiliates, "B. Riley") under a new Tranche A-6 of Last Out Term Loans, as described in in Note 14;

•
on October 10, 2020, we entered into a settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In connection with the insured losses recognized in prior years, we recognized this non-recurring loss recovery of $26.0 million as a reduction of our Cost of operations in our Condensed Consolidated Statements of Operations for the quarter ending September 30, 2020 because we determined the loss recovery was probable as of such date. On October 23, 2020, we received the gross proceeds of $26.0 million for the loss recovery recognized during the third quarter ending September 30, 2020, as described in Note 4; and

•
on October 30, 2020, we entered into Amendment No. 1 to our Amended and Restated Credit Agreement (the “A&R Amendment No. 1”) with Bank of America, N.A. A&R Amendment No. 1, among other matters, (i) provides that, under the A&R Credit Agreement, the "Commitment Reduction Amount" shall be an amount equal to (a) for any "Prepayment Event" relating to a "Recovery Event" (each as defined under the A&R Credit Agreement), 50% of the net cash proceeds with respect to such Prepayment Event, and (b) with respect to any other Prepayment Event under the A&R Credit Agreement, the net cash proceeds with respect to such Prepayment Event, and (ii) establishes new financial covenants for (i) interest coverage ratios beginning with a ratio of 0.50:1.00 for the quarter ending December 31, 2020 and up to 1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter and (ii) senior leverage ratios beginning with 7.75:1.00 for the quarter ending December 31, 2020 and down to 2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken a number of the following cash conservation and cost reduction measures which include:

•	temporary unpaid furloughs of certain employees:

•	temporarily deferring the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50%;

•	deferrals of the base salaries of our Chief Strategy Officer by 50%, Chief Financial Officer by 30% and our Senior Vice President of The Babcock & Wilcox Company by 30%;

•	suspension of our 401(k) company match for U.S. employees for the remainder of 2020;

•
approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program to be paid during the first quarter of 2021;

•	temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;

•	utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and

•
deferring, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into law in March 2020, the Pension Plan contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020, July 15, 2020 and October 15, 2020, respectively. In addition, we elected to defer the contribution payments of $1.1 million for the 2018 Plan year and $23.7 million for the 2019 Plan year that were both due on September 15, 2020. Per the 2019 Plan year waiver received on October 1, 2020, the $23.7 million deferred for the 2019 Plan year will now be funded over the next five years.

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

Cash and Cash Flows

At September 30, 2020, our unrestricted cash and cash equivalents totaled $38.9 million and we had total debt of $355.2 million. Our foreign business locations held $36.8 million of our total unrestricted cash and cash equivalents at September 30, 2020. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. At September 30, 2020, we had approximately $23.1 million available for borrowings under the U.S. Revolving Credit Facility.

Cash used in operations was $67.3 million in the nine months ended September 30, 2020, which is primarily represented in the net loss of continuing operations, the increase in accounts receivable - other from recognizing the non-recurring loss recovery insurance settlement of $26.0 million described in Note 4, the change in pension, postretirement and employee benefit liabilities and the impact of fluctuating foreign currency exchange rates. There was also a $2.8 million net decrease in operating cash outflows associated with changes in working capital. In the nine months ended September 30, 2019, cash used in operations was $201.1 million primarily due to funding settlements related to European B&W Renewable EPC contracts, progress against accrued losses on the six European B&W Renewable EPC loss contracts and working capital build within the B&W Thermal segment related to the timing of and mix of work.

Cash flows from investing activities provided net cash of $2.0 million in the nine months ended September 30, 2020, primarily related to $8.0 million from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and MEGTEC and Universal businesses, offset by the net change in available-for-sale securities and $2.3 million of capital expenditures. In the nine months ended September 30, 2019, cash flows from investing activities provided net cash of $7.1 million, primarily from proceeds received from the sale of Loibl for $7.4 million.

Cash flows from financing activities provided net cash of $52.4 million in the nine months ended September 30, 2020, primarily related to $60.0 million face value borrowings from the Tranche A-4 and Tranche A-6 of the Last Out Term Loans and a $2.9 million change on the U.S. Revolving Credit Facility primarily offset by $10.3 million of financing fees. Cash flows from financing activities provided net cash of $181.0 million in the nine months ended September 30, 2019, primarily related to $109.6 million net borrowings from the Last Out Term Loans, $46.8 million of net borrowings from the U.S. Revolving Credit Facility, and $40.4 million proceeds from the Rights Offering, partly offset by $15.5 million of financing fees.

U.S. Revolving Credit Facility

On May 11, 2015, we entered into the amended credit agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or "BWXT") which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the amended credit agreement, including several to avoid default under the financial and other covenants specified in the amended credit agreement. As of September 30, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $326.9 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

As of September 30, 2020, in connection with Amendment No. 16, we have accrued deferred ticking fee costs of $6.7 million due to certain actions required that were not completed by December 15, 2019.

At September 30, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $181.9 million at a weighted average interest rate of 7.63%. Usage under the U.S. Revolving Credit Facility consisted of $181.9 million of borrowings, $23.0 million of financial letters of credit and $89.6 million of performance letters of credit. At September 30, 2020, we had approximately $32.4 million available to meet letter of credit requirements based on our overall facility size, of which $23.1 million was available for additional borrowings under our sublimit.

On October 23, 2020, we received $26.0 million of gross proceeds under the settlement agreement representing the non-recurring loss recovery as described in Note 4. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or approximately $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

Under the A&R Credit Agreement, the interest rate for the U.S. Revolving Credit Facility will be reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%, which margins will be reduced by 2.0% upon the commitments under such facility being reduced to less than $200.0 million. The interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 of $3.8 million are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. The maturity date under the U.S. Revolving Credit Facility will be extended to June 30, 2022 pursuant to the terms of the A&R Credit Agreement.

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

On September 30, 2020 and June 30, 2020, the Company issued 2,334,002 and 1,192,371 unregistered shares of common stock to B. Riley in settlement of the quarterly interest payable in connection with the Equitization Agreement discussed in Note 13.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on September 30, 2020. The interest rate on the Last Out Term Loans under the A&R Credit Agreement is a fixed rate per annum of 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 15.

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

Tranche A-3

Under Amendment No. 16 to our credit agreement, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European B&W Renewable EPC loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes.

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million.

Tranche A-4

On January 31, 2020, we entered into Amendment No. 20 to our credit agreement. Amendment No. 20 provides $30.0 million of additional commitments from B. Riley, a related party, under a new Tranche A-4 of Last Out Term Loans. The proceeds from Tranche A-4 may be used under the terms of Amendment No. 20 to repay revolving credit loans, for working capital and general corporate purposes, and to reimburse certain expenses of B. Riley as specified by Amendment No. 20.  The terms of Tranche A-4 are the same as the terms for the Tranche A-3.

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after incurring total fees of $3.7 million related to Amendment No, 20 described above.

Tranche A-5

Amendment No. 20 also provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the A&R Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the A&R Credit Agreement. As of November 13, 2020, no borrowings occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $70.0 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as described in Note 13. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. The $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain offerings of our Common Stock by the Company. The remaining $5.0 million will be available upon request by the Company.

On May 14, 2020, we borrowed $30.0 million face value of the Tranche A-6 and received gross proceeds of $30.0 million related to the entry into the A&R Credit Agreement.

Tranche A-7

The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as described in Note 13. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of November 13, 2020, no borrowings occurred under Tranche A-7.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of September 30, 2020 and December 31, 2019 was $80.6 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $31.6 million as of September 30, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $37.5 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $277.6 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $34.7 million.

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

On May 14, 2020, we entered into the A&R Credit Agreement which refinances and extends the maturity of our existing U.S.
Revolving Credit Facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the amended credit agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans will be used to pay transaction fees and expenses and repay outstanding borrowings under the U.S.
Revolving Credit Facility. Proceeds from the remaining $40.0 million of Last Out Term Loans will be used to repay outstanding borrowings under the U.S. Revolving Credit Facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

The A&R Credit Agreement also provides that, (i) the U.S. Revolving Credit Facility continues to be available for issuances of existing and new letters of credit, subject to the L/C Sublimit (as defined below), (ii) the $205.0 million sublimit on borrowings under the U.S. Revolving Credit Facility is maintained, and (iii) interest payments on the unpaid principal amount of revolving credit loans incurred during the period from May 14, 2020 through and including August 31, 2020 of $3.8 million are deferred and will be paid in six equal installments on the last business day of each calendar month beginning on January 29, 2021 and through June 30, 2021. No swing line borrowings are permitted under the A&R Credit Agreement.

The A&R Credit Agreement also amends the following terms, among others, as compared with the prior credit agreement:

(i)
the maturity date of the U.S. Revolving Credit Facility has been extended to June 30, 2022, and the maturity date of all Last Out Term Loans under the A&R Credit Agreement will be extended to December 30, 2022 (six months after the maturity date of the U.S. Revolving Credit Facility);

(ii)
the interest rate for loans under the U.S. Revolving Credit Facility has been reduced to LIBOR plus 7.0% or base rate (as defined in the A&R Credit Agreement) plus 6.0%. These margins will be reduced by 2.0% if commitments under the U.S. Revolving Credit Facility are reduced to less than $200.0 million. The fee for letters of credit will be set at 4.0%;

(iii)	the interest rate for all Last Out Term Loans has been set at 12.0%;

(iv)
the commitments under the U.S. Revolving Credit Facility automatically and permanently decrease in the following amounts on the following dates, which match the funding dates and amounts for the committed term loans: (x) $10.0 million on November 30, 2020; and (y) $5.0 million on each of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, respectively;

(v)
the amount of revolving loans and letters of credit available in currencies other than U.S. dollars have been capped at $125.0 million through April 30, 2021 and will step down to $110.0 million on May 1, 2021; and

(vi)
the amount of financial letters of credit have been capped at $75.0 million, and the amount of all letters of credit will be capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

Affirmative and negative covenants under the A&R Credit Agreement are substantially consistent with the prior credit agreement, except that, among other changes: (i) the indebtedness covenant has been modified to permit the incurrence of any governmental assistance in the form of indebtedness in connection with COVID-19 relief in an aggregate principal amount not to exceed $10.0 million; (ii) a third-party letter of credit basket of up to $50.0 million has been added; (iii) certain liens and restricted payments are modified to permit liens and repayments of indebtedness incurred in connection with governmental assistance in connection with COVID-19 relief; and (iv) covenants related to the European B&W Renewable EPC loss projects have been removed. The minimum required liquidity condition of $30.0 million remains constant but has been modified to exclude cash of non-loan parties in an amount in excess of $25.0 million. Certain financial covenant testing has been suspended through September 30, 2020, with the Company and the Administrative Agent having agreed to negotiate such covenant levels and related definitions prior to October 31, 2020. See A&R Credit Agreement subsequent event described below for a discussion of the results of the negotiation.

Events of default under the A&R Credit Agreement are substantially consistent with the prior credit agreement, except that: (i) B. Riley’s failure to fund any of its additional Last Out Term Loans committed under the A&R Credit Agreement will constitute an event of default; and (ii) the failure to negotiate and set certain financial covenant testing levels and related definitions prior to October 31, 2020 will constitute an event of default.

In connection with the A&R Credit Agreement, the Company incurred certain customary amendment and commitment fees, a portion of which will be deferred pursuant to the terms of the A&R Credit Agreement along with certain previously deferred fees incurred under the amended credit agreement.

A&R Credit Agreement - subsequent event

On October 30, 2020, we entered into A&R Amendment No. 1 with Bank of America, N.A. A&R Amendment No. 1, among other matters, (i) provides that, under the A&R Credit Agreement, the "Commitment Reduction Amount" shall be an amount equal to (a) for any "Prepayment Event" relating to a "Recovery Event" (each as defined under the A&R Credit Agreement), 50% of the net cash proceeds with respect to such Prepayment Event, and (b) with respect to any other Prepayment Event under the A&R Credit Agreement, the net cash proceeds with respect to such Prepayment Event, and (ii) establishes new financial covenants of interest coverage ratios and senior leverage ratios, as described in Note 13.

Effective October 30, 2020, the minimum interest coverage ratios under our A&R Credit Agreement are as follows:

•	0.50:1.00 for the quarter ending December 31, 2020

•	0.50:1.00 for the quarter ending March 31, 2021

•	0.80:1.00 for the quarter ending June 30, 2021

•	1.00:1.00 for the quarter ending September 30, 2021

•	1.10:1.00 for the quarter ending December 31, 2021

•	1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

Effective October 30, 2020, the maximum permitted senior leverage ratios under our A &R Credit Agreement are as follows:

•	7.75:1.00 for the quarter ending December 31, 2020

•	7.75:1.00 for the quarter ending March 31, 2021

•	4.25:1.00 for the quarter ending June 30, 2021

•	3.75:1.00 for the quarter ending September 30, 2021

•	3.00:1.00 for the quarter ending December 31, 2021

•	2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley entered into the B. Riley Guaranty for the benefit of the Administrative Agent and the lenders under the U.S. Revolving Credit Facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the U.S. Revolving Credit Facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. The B. Riley Guaranty is enforceable in certain circumstances, including, among others: (i) B. Riley’s failure to timely fund in full any of its additional Last Out Term Loans committed under the A&R Credit Agreement; (ii) certain events of default relating to bankruptcy or insolvency occurring with respect to B. Riley; (iii) the acceleration of the Company’s borrowings under the U.S. Revolving Credit Facility; (iv) the Company’s failure to pay any amount due to the Administrative Agent or any lender under the revolving credit facility; or (v) any assertion that the B. Riley Guaranty or any portion thereof is not valid, binding or enforceable.
In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”). On June 8, 2020, the Company issued 1,712,479 unregistered shares of Common Stock, respectively, to B. Riley and certain of its affiliates in settlement of the B. Riley Guaranty Fee in connection with the Equitization Agreement discussed below.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive unregistered shares of the Company’s Common Stock, calculated as explained below.

Under the Equitization Agreement, B. Riley will receive a number of unregistered shares of common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price for the Common Stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. For purposes of the listing requirements of the New York Stock Exchange (the "NYSE"), the Equitization Agreement sets a minimum for the Conversion Price of $1.55 per share of common stock, unless and until approval is obtained from the Company’s stockholders under the rules of the NYSE. On June 5, 2020, the conversion price was calculated at $2.2774 per share.

On September 30, 2020 and June 30, 2020, the Company issued 2,334,002 and 1,192,371 unregistered shares of Common Stock, respectively, to B. Riley and certain of its affiliates in settlement of the quarterly interest payable in connection with the Equitization Agreement discussed above.

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

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at September 30, 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report. There have been no significant changes to our policies during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019 except for those described below.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended September 30, 2020. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2020	—	$—	—	$—
August 2020	96,718	$2.77	—	$—
September 2020	108	$4.30	—	$—
Total	96,826	$—	—	$—
(1) Acquired shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

10.10	Form of 2021 Long-Term Cash Incentive Award Grant Agreement

10.11
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.12
Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.13
Third Amendment to Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli dated November 5, 2020  (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.14
Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021  (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

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

BABCOCK & WILCOX ENTERPRISES, INC.

November 13, 2020	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)