Form 10-K
period 2020-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2021-03-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 East Market Street, Suite 650
Akron, Ohio	44305
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (330) 753-4511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BW	New York Stock Exchange
8.125% Senior Notes due 2026	BWSN	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extension transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock
Exchange on June 30, 2020) was approximately $52.6 million.

The number of shares of the registrant's common stock outstanding at February 28, 2021 was 85,564,466.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2020 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2020.
SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The summary below is provided for ease of reference, is not intended to reflect a complete explanation of relevant risks and uncertainties and should be read together with the more detailed description of these risks and uncertainties in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price for our common stock could decline.
Our business is subject to the following principal risks and uncertainties:
•Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, are being adversely affected by the recent global COVID-19 outbreak and may be adversely affected by other similar outbreaks;
•We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses;
•Our contractual performance may be affected by third parties' and subcontractors' failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, technical difficulty or in extreme cases, our ability to meet contractual requirements;
•If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation, reduced profit, or liquidity challenges;

•Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition;
•We may not be able to compete successfully against current and future competitors;
•We derive substantial revenues from electric power generating companies and other steam-using industries, including coal-fired power plants in particular. Demand for our products and services depending on spending in these historically cyclical industries. Additionally, legislative and regulatory developments relating to clean air legislation are affecting industry plans for spending on coal-fired power plants within the United States and elsewhere;
•Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions;
•We must refinance our A&R Credit Agreement on or prior to June 30, 2022,
•Our A&R Credit Agreement, which governs our U.S. Revolving Credit Facility and our Last Out Term Loans, restricts our operations;
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts;
•We are exposed to credit risk and may incur losses as a result of such exposure;
•A disruption in, or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance;
•We are subject to government regulations that may adversely affect our future operations;
•Our operations are subject to various environmental laws and legislation that may become more stringent in the future;
•Our operations involve the handling, transportation and disposal of hazardous materials, and environmental laws and regulations and civil liability for contamination of the environment or related personal injuries may result in increases in our operating costs and capital expenditures and decreases in our earnings and cash flows;
•Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations;
•International uncertainties and fluctuations in the value of foreign currencies could harm our profitability;
•Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership in the Company;
•B. Riley and Vintage each have significant influence over us;
•We are subject to continuing contingent liabilities of BWXT following the spin-off;
•We could be subject to changes in tax rates or tax law, adoption of new regulations, changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts that could adversely affect our financial position;
•Our ability to use net operating losses (“NOLs”) and certain tax credits to reduce future tax payments could be further limited if we experience an additional “ownership change”;
•Negotiations with labor unions and possible work stoppages and other labor problems could divert management's attention and disrupt operations. In addition, new collective bargaining agreements or amendments to existing agreements could increase our labor costs and operating expenses;
•Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations; and,
•Natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks could adversely affect our business.

PART I

***** Cautionary Statement Concerning Forward-Looking Information *****

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current fact included in this Annual Report are forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements include words such as “expect,” “intend,” “plan,” “likely,” “seek,” “believe,” “project,” “forecast,” “target,” “goal,” “potential,” “estimate,” “may,” “might,” “will,” “would,” “should,” “could,” “can,” “have,” “due,” “anticipate,” “assume,” “contemplate,” “continue” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our A&R Credit Agreement; our anticipated use of proceeds from our recent offerings of our common stock and 8.125% senior notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost-savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments, including the ability to complete our B&W Renewable's European EPC projects and B&W Environmental's U.S. loss projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business. These factors also include the cautionary statements included in this report and the risk factors set forth under Part I, Item 1A of this Annual Report.

These forward-looking statements are made based upon detailed assumptions and reflect management’s current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

ITEM 1. Business

In this Annual Report on Form 10-K, or this “Annual Report”, unless the context otherwise indicates, “B&W,” “we,” “us,” “our” or the “Company” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries.

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with decades of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements.. Several factors may influence these expenditures, including:
•climate change initiatives promoting environmental policies which include renewable energy options utilizing waste-to-energy or biomass to meet legislative requirements and clean energy portfolio standards in the United States, European, Middle East and Asian markets;
•requirements for environmental improvements in various global markets;
•expectation of future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries;
•prices for electricity, along with the cost of production and distribution including the cost of fuels within the United States, Europe, Middle East and Asian based countries;
•demand for electricity and other end products of steam-generating facilities;
•level of capacity utilization at operating power plants and other industrial uses of steam production;
•requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage;
•overall strength of the industrial industry; and
•ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

Recent Developments

2021 Common Stock Offering

As described in Note 25, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 12, 2021, we completed a public offering of our common stock, par value $0.01 per share (“Common Stock”). The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., a related party, as representative of the several underwriters (the “Underwriters”). At the closing, we issued 29,487,180 shares of Common Stock, inclusive of 3,846,154 shares of Common Stock issued pursuant to the full exercise of the Underwriter’s option to purchase Common Stock. We received gross proceeds of approximately $172.5 million from the 2021 common stock offering. Net proceeds received were approximately $163 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the Common Stock offering and the Senior Notes offering, described below, are expected to be used to support our clean energy growth initiatives, to make a prepayment towards the outstanding U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

2021 Senior Notes Offering

As described in Note 25, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 12, 2021, we completed a public offering of $120 million aggregate principal amount of our 8.125% senior notes due 2026 (the “Senior Notes”). The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated February 10, 2021, between us and B. Riley Securities, Inc., a related party, as representative of several underwriters (the “Underwriters”). At the completion, we received gross proceeds of approximately $125 million aggregate principal amount of Senior Notes, inclusive of $5 million aggregate principal amount of Senior Notes issued pursuant to the full exercise of the Underwriter’s option to purchase Senior Notes. Net proceeds received were approximately $120 million after deducting underwriting discounts and commissions, but before expenses.

In addition to the public offering, we issued $35 million of Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6 in a concurrent private offering.

On February 12, 2021, we also entered into an indenture (the “Base Indenture”) and a supplemental indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) with The Bank of New York Mellon Trust Company National Association, as trustee (the “Trustee”), among the Company and the Trustee. The Indenture establishes the form and provides for the issuance of the Senior Notes.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at the rate of 8.125% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The Notes will mature on February 28, 2026.

We may, at our option, at any time and from time to time, redeem the Senior Notes for cash in whole or in part (i) on or after February 28, 2022 and prior to February 28, 2023, at a price equal to $25.75 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after February 28, 2023 and prior to February 29, 2024, at a price equal to $25.50 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) on or after February 29, 2024 and prior to February 28, 2025, at a price equal to $25.25 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption and (iv) on or after February 28, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes.

The Indenture contains customary events of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% of the principal amount of the Senior Notes may declare the entire amount of the Senior Notes, together with accrued and unpaid interest, if any, to be immediately due and payable. In the case of an event of default involving the Company’s bankruptcy, insolvency or reorganization, the principal of, and accrued and unpaid interest on, the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, will automatically, and without any declaration or other action on the part of the Trustee or the holders of the Senior Notes, become due and payable.

Amendments to the A&R Credit Agreement

As described in Note 25, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America. A&R Amendment No. 2, among other matters, (i) permits the issuance of the Senior Notes in the 2021 senior notes offering described above, (ii) permits the deemed prepayment of $35 million of our Tranche A term loan with $35 million principal amount of Senior Notes, (iii) provides that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5 million of certain previously deferred facility fees will be paid by the Company.

As described in Note 25, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to

$130 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit.

On March 4, 2021, effective with the execution of Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility.

2021 Exchange Agreement

As described in Note 25, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 12, 2021, the Company and B. Riley Financial, Inc. (“B. Riley”), a related party, entered into a letter agreement (the “Exchange Agreement”) pursuant to which we agreed to issue to B. Riley $35 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35 million of our existing Tranche A term loan with B. Riley (the “Exchange”). The Exchange Agreement also provides that, promptly following the date of the Exchange Agreement, the parties thereto will negotiate in good faith and use commercially reasonable efforts to enter into an agreement providing B. Riley or its designated affiliates with customary registration rights in respect of the Senior Notes issued to B. Riley in the Exchange.

On February 12, 2021, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including at least one new strain thereof, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken a number of cash conservation and cost reduction measures, as described in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

From time to time, we partner with other companies to meet the needs of our customers, which can result in project-related joint venture entities or other contractual arrangements. While we carefully select our partners in these arrangements, they can subject us to risks that we may not be able to fully control and may include joint and several liability. An example of this includes BWL Energy Ltd., which was formed to complete the construction of a waste wood fired boiler contract in the United Kingdom (the fifth European B&W Renewable EPC loss contracts described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report). This joint venture combined our expertise in waste-to-energy power plant design, engineering, procurement and construction with our partner's civil construction capability to provide a full turnkey product to our customer.

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

See further description of risks related to our contracting in Risks Related to Our Operations in Part I, Item 1A of this Annual Report.

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

Foreign Operations

Our operations in Denmark provide comprehensive services to companies in the waste-to-energy and biomass energy sector of the power generation market, currently primarily in Europe. Our operations in Italy provide custom-engineered comprehensive wet and dry cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. Our operations in Scotland and China primarily provide boiler cleaning technologies and systems (such as sootblowers), primarily to Europe and China, respectively. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets. We also own a manufacturing facility in China that produces tube bundles for our cooling solutions.

Our operations are assessed based on three reportable segments which changed in 2020 as part of our strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. The reportable segment change in 2020 also reflects an ongoing integration of our foreign operations services on a worldwide basis, as well as expanding services beyond Europe to meet emerging global demand for these services, including the Americas and the Middle East.

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

Customers

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually accounted for more than 10% of our consolidated revenues for the years ended December 31, 2020 and 2019. Refer to Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information.

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

B&W Renewable segment	B&W Environmental segment	B&W Thermal segment
CNIM Group	Hamon	GE(1)
Hitachi Zosen	Enexio	MH Power Systems(1)
Martin	Seagull	Babcock Power(1)
Keppel Seghers	Paharpur	Doosan(1)
Valmet	Evapco	Clyde Bergemann
Andritz	SPG Dry	Enerfab
Steinmuller	Radscan AB
LAB
(1) GE, MH Power Systems, Babcock Power & Doosan are also considered primary competitors of the B&W Environmental Segment.

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

Raw Materials and Suppliers

Our operations use raw materials such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We do not view ourselves as having any “principal” suppliers because none exceed 10% of the Company’s cost of goods sold. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although shortages of some raw materials have existed from time to time, no serious shortage exists at the present time.

Employees

At December 31, 2020, we had approximately 2,100 employees worldwide, of which approximately 2,050 were full-time. Approximately 400 of our hourly employees are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We have one union agreement that expires in 2022 and one that expires in 2023. We are preparing to renegotiate two other agreements that expire in 2021. We consider our relationships with our employees and unions to be in good standing.

Patents and Licenses

We currently hold a large number of United States and foreign patents and have patent applications pending. We have acquired patents and technology licenses and granted technology licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application thereof, rather than patents and licenses, in the conduct of our various businesses.

Research and Development Activities

Our research and development activities improve our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our customer expectations. Research and development costs are expensed as incurred.

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

Environmental

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows in any given year.

Information about our Executive Officers

For a listing of our executive officers, see Part III, Item 10 of this Annual Report, which information is incorporated herein by reference.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, and Compensation Committees of our Board; and Modern Slavery Transparency Statement. We are not including the information contained in our website as part of or incorporating it by reference into this Annual Report.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report. If any of these risks develop into actual or expected events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline.

The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading “Cautionary Statement Concerning Forward-Looking Information.”

Risks Related to Our Operations

Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, are being adversely affected by the recent global COVID-19 outbreak and may be adversely affected by other similar outbreaks.

When a pandemic or outbreak of an infectious disease occurs, our business, financial condition and results of operations may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including at least one new strain thereof, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

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

The ultimate effect of the COVID-19 outbreak or any other outbreak on our business, financial condition and operations will depend heavily on the future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the virus and the actions taken to contain the virus or treat its impact, among others. In particular, the actual and threatened spread of the virus could have a material adverse effect on the global economy and may negatively impact financial markets in the future, including the trading price of our common stock, could cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, could continue to limit the ability of our personnel to travel to service the needs of our customers as well as limiting the ability of our suppliers and vendors to travel to service our business, and could result in any threatened areas to be subject to quarantine and shelter-in-place orders among other restrictions. Any of these developments could have a material adverse effect on our business, liquidity, capital resources and financial results and may result in our inability to continue operating as a going concern or require us to reorganize our company in its entirety, including through bankruptcy proceedings.

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

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs of anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:
•difficulties encountered on our large-scale contracts related to the procurement of materials or due to schedule disruptions, equipment performance failures, engineering and design complexity, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;
•our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers or subcontractors providing deficient design or engineering information or equipment or materials;
•requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and
•difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform could result in contract delays and cause us to incur additional costs.

We have recently experienced these risks with several large loss contracts in our B&W Renewable and B&W Environmental segments, which resulted in significant losses for our operations, impaired our liquidity position and had previously resulted in substantial doubt regarding whether we would be able to continue to operate as a going concern. If we were to experience these risks again in the future, our business, results of operations, financial condition and liquidity may be materially and adversely affected.

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

For example, we have had contracts to construct several renewable energy plants in the United Kingdom. These contracts have suffered delays, additional costs and contractual penalties. The complexity of these contracts required us to subcontract matters, such as structural engineering, to other companies that have the appropriate technical expertise. In September 2017, a structural steel issue was discovered at one of these plants, which management believes is the result of an engineering error by a subcontractor. The failure resulted in work being stopped at the plant with the failure and at two other plants under construction where failure had not occurred, but had used a similar design by the same subcontractor. In each case, additional engineering analysis and remediation was required, resulting in additional costs, schedule delays and contractual penalties, all of which were significantly greater at the plant where failure occurred. Through December 31, 2020, approximately $36 million of additional costs had been recorded related to the effects of this engineering error across the three plants. In each case, the engineering assessment, remediation and safety plans required approval of the subcontractor, customer, our contract partner and the respective analysis of independent technical experts from each. Any insurance coverage may be insufficient, or the timing of any insurance proceeds may not meet our liquidity requirements. In the case of the fifth European B&W Renewable loss contract, where structural failure occurred, the process to agree on the appropriate structural remediation and plan to implement the remediation was lengthy and resulted in a more significant delay.

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

We engineer, construct and perform services in, and provide products for, large industrial facilities where accidents or system failures can have significant consequences. Risks inherent in our operations include:
•accidents resulting in injury or the loss of life or property;
•environmental or toxic tort claims, including delayed manifestation claims for personal injury or loss of life;
•pollution or other environmental mishaps;
•adverse weather conditions;
•mechanical failures;
•property losses;
•business interruption due to political action or other reasons; and
•labor stoppages.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from cybersecurity threats, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations. Moreover, certain accidents or failures, including accidents resulting in bodily injury or harm, could disqualify us from continuing business with customers, and any losses arising thereby may not be covered by insurance or other indemnification.

Our wholly-owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability, professional liability and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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

Risks Related to Our Industry

We derive substantial revenues from electric power generating companies and other steam-using industries, including coal-fired power plants in particular. Demand for our products and services depends on spending in these historically cyclical industries. Additionally, recent legislative and regulatory developments relating to clean air legislation are affecting industry plans for spending on coal-fired power plants within the United States and elsewhere.

The demand for power generation products and services depends primarily on the spending of electric power generating companies and other steam-using industries and expenditures by original equipment manufacturers. These expenditures are influenced by such factors including, but not limited to:
•prices for electricity, along with the cost of production and distribution;
•prices for natural resources such as coal and natural gas;
•demand for electricity and other end products of steam-generating facilities;
•availability of other sources of electricity or other end products;
•requirements of environmental legislation and regulations, including potential requirements applicable to carbon dioxide emissions;
•investments in renewable energy sources and technology;
•impact of potential regional, state, national and/or global requirements to significantly limit or reduce greenhouse gas emissions in the future;
•level of capacity utilization and associated operations and maintenance expenditures of power generating companies and other steam-using facilities;
•requirements for maintenance and upkeep at operating power plants and other steam-using facilities to combat the accumulated effects of wear and tear;
•ability of electric generating companies and other steam users to raise capital; and
•relative prices of fuels used in boilers, compared to prices for fuels used in gas turbines and other alternative forms of generation.

We estimate that 43% and 45% of our consolidated revenues in 2020 and 2019, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

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

Risks Related to Our Liquidity and Capital Resources

We must refinance our A&R Credit Agreement on or prior to June 30, 2022.

As described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on May 14, 2020, we entered into an agreement with our lenders amending and restating the Amended Credit Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement refinanced our U.S. Revolving Credit Facility and Last Out Term Loans and extended the maturity dates of the U.S. Revolving Credit Facility to June 30, 2022, and the Last Out Term Loans to December 30,2022.

Depending on our future financial condition and results of operations for 2021 and the first six months of 2022, the result of the continuing disruption to the U.S. and worldwide economic, financial and credit markets caused by COVID-19, and the related measures implemented by governments, individuals and private companies to contain the further spread of the virus, and other factors that may impact our ability to negotiate and obtain future financing, we may be unable to refinance our A&R Credit Agreement on or prior to June 30, 2022 or at all.

As described in Note 1 and Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 12, 2021, we completed offerings of our common stock and 8.125% senior notes due 2026. The aggregate net proceeds from the offerings were approximately $283 million after deducting underwriting discounts and commissions, but before expenses. Also, as described in Note 1 and Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, we used approximately $167.1 million of the net proceeds of these offerings to repay outstanding borrowings under our A&R Credit Agreement and we issued $35 million aggregate principal amount of our 8.125% senior notes due 2026 to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of $35 million outstanding under our Tranche A term loan.
Notwithstanding this reduction of the amount of borrowings outstanding under our A&R Credit Agreement, we may still be unable to refinance the remaining borrowings under our A&R Credit Agreement and there can be no assurance that our plan to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all. If we are unable to refinance our A&R Credit Facility on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations and may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings.

We will have broad discretion in the use of the net proceeds from our recent offerings of our common stock and 8.125% senior notes due 2026.

As described in Recent Developments of Part II of this Annual Report on Form 10-K, on February 12, 2021, we closed our underwritten public offerings of common stock and 8.125% senior notes due 2026. We intend to use the net proceeds from these offerings to repay a portion or all of the outstanding indebtedness under our existing credit facilities, including loans outstanding under our A&R Credit Agreement. However, we retain broad discretion over the use of the net proceeds from the offerings and, accordingly, these proceeds could be applied in ways that do not improve our results of operations, financial condition or cash flows.

Our A&R Credit Agreement, which governs our U.S. Revolving Credit Facility and our Last Out Term Loans, restricts our operations.

The terms of our A&R Credit Agreement impose various restrictions and covenants on us that could have adverse consequences, including, but not limited to, limiting our:
•flexibility in planning for, or reacting to, changes in our business or economic, regulatory and industry conditions;
•ability to invest in joint ventures or acquire other companies;
•ability to sell assets;
•ability to pay dividends to our shareholders;
•ability to repurchase shares of our common stock;
•ability to borrow additional funds; and
•ability to issue additional letters of credit.

In addition, our A&R Credit Agreement requires us to satisfy and maintain specified financial ratios. The covenants of our A&R Credit Agreement also limited the amount of additional contract charges that we are able to incur on specific European B&W Renewable contracts. In the past, we have been forced to request amendments to the covenants of our previous Amended Credit Agreement, among others, and no assurance can be provided that we will be able to perform under the covenants of our A&R Credit Agreement in the future.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in our A&R Credit Agreement may be affected by events beyond our control, including prevailing macroeconomic, financial and industry conditions, as well as the other risks discussed in this Annual Report. If market or other macroeconomic conditions deteriorate, or if we experience any of the other risks discussed in this Annual Report, our ability to comply with these covenants may be impaired. A breach of any of the covenants in our A&R Credit Agreement could result in an event of default under our A&R Credit Agreement, which would result in our inability to access our U.S. Revolving Credit Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our U.S. Revolving Credit Facility and our Last Out Term Loans could also be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our A&R Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our A&R Credit Agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that letters of credit or bonds from sources outside of our contractually committed U.S. Revolving Credit Facility will continue to be available to us on reasonable terms, and the use of our U.S. Revolving Credit Facility to obtain letters of credit or bonds may reduce the borrowing capacity under our U.S. Revolving Credit Facility. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2020 and December 31, 2019 was $84.5 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees from sources outside our U.S. Revolving Credit Facility was $32.0 million as of December 31, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility as of December 31, 2020, $34.9 million are subject to foreign currency revaluation. Amendment No. 20 to our previous Amended Credit Agreement also provided an incremental Tranche A-5 last out term loans in the event certain customer letters of credit are drawn.

We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $280.9 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds from sources outside our U.S. Revolving Credit Facility was $34.7 million as of December 31, 2020.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not be successful.

We continue to evaluate strategic alternatives for our business lines and assets to improve the Company's capital structure. There can be no assurance that these ongoing strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. At December 31, 2020, goodwill and other indefinite-lived intangible assets totaled $71.3 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of Operations. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects, such as the renewable energy plants in the United Kingdom, and we may be subject to additional losses if our partners are unable to meet their contractual obligations. For example, in the case of the fifth European B&W Renewable loss contract, our civil construction partner for this project entered into administration in February 2018 (similar to filing for bankruptcy in the U.S.), and we were required to assume its scope of work.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. As of December 31, 2020, approximately $145 million of our outstanding indebtedness had interest rate payments determined based directly or indirectly on LIBOR, including our outstanding indebtedness under our A&R Credit Agreement. If there is uncertainty as to whether LIBOR will continue to be quoted, if LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, the interest rates on this indebtedness may increase substantially from those we have previously experienced. Further, our A&R Credit Agreement contains provisions establishing alternative methods for calculating the interest rate on our indebtedness if LIBOR is no longer available. Any such alternative calculation methods could increase the interest expense we have historically realized on our indebtedness or realize on future indebtedness under our A&R Credit Agreement.

Risks Related to Intellectual Property and Information Security

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

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations and may require us to further change our policies and procedures. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020, with a lookback to January 2019, and placed additional requirements on the handling of personal data.

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

Risks Related to Government Regulation

We are subject to government regulations that may adversely affect our future operations.

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:
•constructing and manufacturing power generation products;
•currency conversions and repatriation;
•clean air and other environmental protection legislation;
•taxation of foreign earnings;
•tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;
•changes in applicable laws or policies;
•transactions in or with foreign countries or officials; and
•use of local employees and suppliers.

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

Our business and our customers' businesses are required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including, but not limited to:
•failure to comply with environmental and safety laws and regulations or permit conditions;
•local community, political or other opposition;
•executive action; and
•legislative action.

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

Risks Related to Environmental Regulation

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

Risks Related to Our International Operations

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws.

The United States Foreign Corrupt Practices Act (the “FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-United States government officials. Our training program, audit process and policies mandate compliance with the FCPA, the UK Anti-Bribery Act (the “UK Act”) and other anti-bribery laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in some circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA, the UK Act or other anti-bribery laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including agents, promoters or employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 45% and 46% of total revenues for the years ended December 31, 2020 and 2019, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include, but are not limited to:
•risks of war, terrorism and civil unrest;
•expropriation, confiscation or nationalization of our assets;
•renegotiation or nullification of our existing contracts;
•changing political conditions and changing laws and policies affecting trade and investment;
•overlap of different tax structures;
•risk of changes in foreign currency exchange rates; and
•tariffs, price controls and trade agreements and disputes.

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

We have international operations primarily in Europe, Canada, Mexico and China. For the year ended December 31, 2020, international operations accounted for approximately 45% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including, but not limited to:
•fluctuations in our quarterly or annual earnings or those of other companies in our industry;
•failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders or changes by securities analysts in their estimates of our future earnings;
•announcements by us or our customers, suppliers or competitors;
•the depth and liquidity of the market for our common stock;
•changes in laws or regulations that adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic, industry and stock market conditions;
•future sales of our common stock by our shareholders;
•the concentration of ownership of our common stock;
•future issuances of our common stock by us;
•our ability to pay dividends in the future; and
•the other risk factors set forth under Part I, Item 1A and other parts of this Annual Report.

Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership in the Company.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2020, we had an aggregate of approximately 54.5 million shares of common stock outstanding, approximately 27.3 million shares of which were held by B. Riley and Vintage Capital Management, LLC (“Vintage”), not including approximately 1.7 million shares of our common stock issuable upon exercise of the warrants held by B. Riley. We entered into a registration rights agreement with B. Riley and Vintage on April 30, 2019, pursuant to which B. Riley and Vintage have customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the registration rights agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley, Vintage and the other shareholders party thereto. We are also required to register for resale any additional shares of our common stock that B. Riley and Vintage may acquire in the future, including as part of any refinancing of our A&R Credit Agreement.

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

As of December 31, 2020 B. Riley and Vintage together control approximately 52.2% of the voting power represented by our common stock. Each of B. Riley and Vintage have the right to nominate three members of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019, The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. The services of our Chief Executive Officer are provided to us by B. Riley pursuant to a consulting agreement, and B. Riley currently holds all of our outstanding Last Out Term Loans issued under our A&R Credit Agreement. If either B. Riley participate as investors in the refinancing of our A&R Credit Agreement, their respective ownership of our common stock, debt or other securities may further increase. As a result of these arrangements, each of B. Riley and Vintage have significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Further, if B. Riley and Vintage were to act together on any matter presented for shareholder approval, they would have the ability to control the outcome of that matter. Each of B. Riley and Vintage can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley and Vintage may have an adverse effect on the price of our common stock, and the interests of either B. Riley or Vintage may not be consistent with the interests of our other shareholders.

We are a "smaller reporting company" and, as a result of the scaled disclosure requirements applicable to us, our common stock may be less attractive to investors. Depending on our public float on June 30, 2021, we may cease to qualify as a smaller reporting company and may become an “accelerated filer or “large accelerated filer”, which could increase our disclosure and compliance requirements.

We are currently a "smaller reporting company" as defined under Exchange Act. As a smaller reporting company, we are subject to scaled disclosure requirements in our periodic reports and proxy statements, including around executive compensation arrangements. We intend to take advantage of certain of the scaled disclosure requirements available for smaller reporting companies, and we may continue to take advantage of these or additional scaled disclosure requirements until we no longer qualify as a smaller reporting company. As a result, the information we provide to investors may be different than that provided by other public companies. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these scaled disclosure requirements. If investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may decline or may be more volatile.

Depending on our public float as of June 30, 2021, we may cease to qualify as a smaller reporting company and become an “accelerated filer” or “large accelerated filer” as defined in the Exchange Act as of December 31, 2021. If we cease to qualify as a smaller reporting company as of June 30, 2021, we would not be required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2022).

If we do not qualify as a smaller reporting company and become an accelerated filer or large accelerated filer, we will become subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us. These requirements include, but are not limited to, the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, the requirement that we provide full and more detailed disclosures regarding executive compensation, the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved, and reduction in the amount of time for filing our periodic and annual reports.

We expect that compliance with the additional disclosure and compliance requirements would increase our legal and financial compliance costs and could cause management and other personnel to divert attention from operational and other business matters to devote time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of the Company and our shareholders.

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

We completed a spin-off from The Babcock & Wilcox Company (now known as BWX Technologies, Inc., or “BWXT”), on June 30, 2015 to become a separate publicly traded company, and BWXT did not retain any ownership interest in the Company. As a result of the spin-off, there are several significant areas where the liabilities of BWXT may become our obligations. For example, under the Internal Revenue Code ("Code") and the related rules and regulations, each corporation that was a member of BWXT consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We entered into a tax sharing agreement with BWXT in connection with the spin-off that allocates the responsibility for prior period taxes of BWXT consolidated tax reporting group between us and BWXT and its subsidiaries. However, if BWXT were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. The other contingent liabilities include personal injury claims or environmental liabilities related to BWXT's historical nuclear operations. For example, BWXT has agreed to indemnify us for personal injury claims and environmental liabilities associated with radioactive materials related to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania. To the extent insurance providers and third-party indemnitors do not cover those liabilities, and BWXT was unable to pay, we could be required to pay for them.

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

General Risk Factors

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

Our ability to use net operating losses (“NOLs”) and certain tax credits to reduce future tax payments could be further limited if we experience an additional “ownership change”.

Some or all of the Company's deferred tax assets, consisting primarily of NOLs and interest carryforwards that are not currently deductible for tax purposes, could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or if we enter into transactions that limit our right to use them, which includes transactions that result in an “ownership change” under Section 382 of the Code.

Sections 382 and 383 of the Code limits for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under Section 382 of the Code, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions. If the Company experiences subsequent ownership changes, certain NOL carryforwards (including previously disallowed interest carryforwards) may be subject to more than one section 382 limitation.

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

As of December 31, 2020, our defined benefit pension and postretirement benefit plans were underfunded by approximately $248.2 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the primary segment, location and general use of each of our principal properties that we own or lease at December 31,2020.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
B&W Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2021)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
B&W Environmental segment
Paruzzaro Italy	Administrative offices	Leased (2024)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2023)
B&W Thermal segment
Akron, Ohio	Administrative offices	Leased (2034)
Lancaster, Ohio	Manufacturing facility	Owned(1)
Copley, Ohio	Warehouse / service center	Owned(1)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2024)
Jingshan, Hubei, China	Manufacturing facility	Owned
(1)These properties are encumbered by liens under existing credit facilities.

We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which we incorporate by reference into this Item.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW.

As of January 31, 2021, there were approximately 1,000 record holders of our common stock prior to the completion of the common stock offering on February 12, 2020, as described in Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average purchase price per share for each month during the quarter ended December 31, 2020. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2020	1,832	$2.62	—	$—
November 2020	—	$—	—	$—
December 2020	—	$—	—	$—
Total	1,832	$—	—	$—
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Concerning Forward-Looking Information.

BUSINESS OVERVIEW

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with decades of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments which changed in the third quarter of 2020 as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Segment results for all periods have been restated for comparative purposes. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including at least one new strain thereof, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Our operating results for 2020 have been negatively impacted by the COVID-19 pandemic as previously described on pages 7 and 8. Because the majority of our revenues are driven by projects, we cannot reasonably estimate the amount of the decreases in our operating results directly caused by COVID-19. We have experienced adverse impacts on our 2020 revenues due to delays in closing new business deals, deferrals or delays in starting new projects, and other product volume decreases due to COVID-19 in 2020 caused by the following, among other reasons:
•Customers’ concern regarding the duration and magnitude of COVID-19;
•Customers’ hesitance to place large orders;
•Certain planned 2020 projects being delayed into 2021 and beyond;
•Field service personnel unable to get to certain site projects;
•Travel restrictions impeding our ability to acquire new customers; and
•International growth plans hindered by recruitment, training & deployment of new field personnel.

We have manufacturing facilities in the Unites States, Mexico, Denmark, Scotland and China. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make progress to make our cost structure more variable and to reduce costs. We expect our cost-saving measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental, and B&W Thermal segments globally. While we anticipate quarterly variability and cyclicality typical of our industry, we expect to continue to show improvement in 2021 as compared to 2020.

We expect to continue to explore other cost-saving initiatives to improve cash generation and evaluate additional non-core asset sales to continue to strengthen our liquidity. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Our operating loss improved to a loss of $1.7 million for the year ended December 31, 2020 as compared to a loss of $29.4 million for the year ended December 31, 2019. Year-over-year comparisons of our results from continuing operations were affected by:
•On October 10, 2020, we entered into a settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In connection with the insured losses recognized in prior years, we recognized a loss recovery of $26.0 million as a reduction of our Cost of operations in our Consolidated Statements of Operations included in Item 8 of this Annual Report. On October 23, 2020, we received gross proceeds of $26.0 million, as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$11.8 million and $11.7 million of restructuring and spin-off costs were recognized in 2020 and 2019, primarily related to severance.
•$4.4 million and $9.1 million of financial advisory service fees were recorded in 2020 and 2019, respectively, which are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Consolidated Statement of Operations included in Item 8 of this Annual Report.
•$6.4 million and $11.8 million of legal and other advisory fees were recognized in 2020 and 2019, respectively, primarily related to a loss recovery settlement agreement, a contract settlement and for liquidity planning and are included in advisory fees and settlement costs in the Consolidated Statement of Operations included in Item 8 of this Annual Report. The settlements are further described above and in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$(23.2) million and $8.8 million of actuarially determined mark to market (“MTM”) (losses) gains on our pension and other post-retirement benefits in 2020 and 2019, respectively. MTM losses are further described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$4.9 million of accelerated depreciation expense in 2019 for fixed assets affected by our September 2018 announcement to consolidate office space and relocate our global headquarters to Akron, Ohio in December 2019.
•$6.6 million of settlement cost was recognized in 2019 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started and is included in advisory fees and settlement costs in the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The settlement limits our obligations to our core scope activities and eliminates risk related to acting as the prime EPC should the project have moved forward.
•$3.6 million of loss on sale of business was recognized in 2019 for a non-core materials handling business in Germany, Loibl GmbH, as described in Note 23 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segments.

	Year ended December 31,
(In thousands)	2020	2019	$ Change
Revenues:
B&W Renewable segment	$156,187	$205,551	$(49,364)
B&W Environmental segment	107,968	275,635	(167,667)
B&W Thermal segment	304,968	409,744	(104,776)
Eliminations	(2,806)	(31,819)	29,013
	$566,317	$859,111	$(292,794)

	Year ended December 31,
(in thousands)	2020	2019	$ Change
Adjusted EBITDA (1)(2)
B&W Renewable segment	$24,957	$1,617	$23,340
B&W Environmental segment	3,474	12,512	(9,038)
B&W Thermal segment	35,435	51,353	(15,918)
Corporate	(14,425)	(17,579)	3,154
Research and development costs	(4,379)	(2,861)	(1,518)
	$45,062	$45,042	$20
(1) During the year ended December 31, 2020, we redefined our definition of adjusted EBITDA to eliminate the effects of certain items including loss from a non-strategic business, interest on letters of credit included in cost of operations and loss on business held for sale. Consequently, adjusted EBITDA in prior periods have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.
(2) Adjusted EBITDA for the year ended December 31, 2020, includes the recognition of a $26.0 million loss recovery settlement related to certain historical EPC loss contracts in the third quarter.

Revenues decreased by $292.8 million to $566.3 million in 2020 as compared to $859.1 million in 2019. Revenues for each of our segments have been adversely impacted by COVID-19, including the postponement and delay of several projects due to COVID-19. In addition to the impacts of COVID-19, revenue was also impacted by segment specific changes which are discussed in further detail in the sections below. .

Operating losses improved $27.6 million to $(1.7) million in 2020 from $(29.4) million in 2019, primarily due to the insurance loss recovery of $26.0 million and a lower level of losses on the EPC loss contracts, partially offset by the divestiture of Loibl and the impacts of COVID-19 in the B&W Renewable segment, as well as a decline in volume in the B&W Environmental and B&W Thermal segments related primarily to COVID-19. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Non-GAAP Financial Measures

The following discussion of our business segment results of operations includes a discussion of adjusted gross profit, a non-GAAP financial measure. Adjusted gross profit differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (“GAAP”). Amortization expense is not allocated to the segments’ adjusted gross profit. A reconciliation of operating income (loss), the most directly comparable GAAP measure, to adjusted gross profit is included in the table below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. As previously discussed, we changed our reportable segments in 2020 and have recast prior period results to account for this change.

	Year ended December 31,
(in thousands)	2020	2019	$ Change
Adjusted gross profit (1)(2)(3)
Operating loss	$(1,737)	$(29,382)	$27,645
Selling, general and administrative (“SG&A”) expenses	141,438	150,556	(9,118)
Advisory fees and settlement costs	12,878	27,943	(15,065)
Intangible amortization expense	5,467	4,274	1,193
Restructuring activities	11,849	11,707	142
Research and development costs	4,379	2,861	1,518
Loss from a non-strategic business	2,559	5,518	(2,959)
Gain on asset disposals, net	(3,263)	(3,940)	677
Adjusted gross profit	$173,570	$169,537	$4,033
(1) Intangible amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.
(2) Adjusted gross profit for the years ended December 31, 2020 and December 31, 2019, excludes losses related to a non-strategic business that was previously included in Adjusted gross profit within the B&W Environmental segment and totals $2.6 million and $5.5 million, respectively.
(3) Adjusted gross profit for the year ended December 31, 2020, includes the recognition of a $26.0 million loss recovery settlement related to certain historical EPC loss contracts in the third quarter.

Adjusted gross profit by segment is as follows:

	Year ended December 31,
(in thousands)	2020	2019	$ Change
B&W Renewable segment	$58,838	$29,992	$28,846
B&W Environmental segment	23,548	48,372	(24,824)
B&W Thermal segment	91,184	91,173	11
Adjusted gross profit	$173,570	$169,537	$4,033

B&W Renewable Segment Results

	Year ended December 31,
(in thousands)	2020	2019	$ Change
Revenues	$156,187	$205,551	$(49,364)
Adjusted EBITDA	$24,957	$1,617	$23,340
Adjusted gross profit	$58,838	$29,992	$28,846
Adjusted gross profit %	37.7%	14.6%

Revenues in the B&W Renewable segment decreased 24%, or $49.4 million to $156.2 million in 2020 compared to $205.6 million in 2019. The reduction in revenue is due to the advanced completion of activities on the European B&W Renewable EPC loss contracts in the prior year as well as new anticipated activities being deferred due to COVID-19, partially offset by a higher level of activities on two operations and maintenance contracts in the U.K. which followed the turnover of the EPC loss contracts to the customers. Additionally, the reduction in revenue partially relates to the divestiture of Loibl, a materials handling business in Germany that generated revenues of approximately $14.3 million in 2019.

Adjusted EBITDA in the B&W Renewable segment improved $23.3 million to $25.0 million in 2020 compared to $1.6 million in 2019. The improvement is primarily due to the loss recovery of $26.0 million recognized in 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In addition the B&W Renewable segment incurred lower costs in the current year to complete the six European

B&W Renewable EPC loss contracts which included $3.7 million and $6.9 million in net losses, including warranty in 2020 and 2019, respectively. The Adjusted EBITDA improvement was also partially offset by the divestiture of Loibl and lower volume, as described above.

Adjusted gross profit in the B&W Renewable segment increased $28.8 million to $58.8 million in 2020 compared to $30.0 million in 2019. The improvement is primarily due to the loss recovery of $26.0 million recognized in 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts and lower costs in the current year to complete the six European B&W Renewable EPC loss contracts, partially offset by lower volume.

B&W Environmental Segment Results

	Year ended December 31,
(In thousands)	2020	2019	$ Change
Revenues	$107,968	$275,635	$(167,667)
Adjusted EBITDA	$3,474	$12,512	$(9,038)
Adjusted gross profit	$23,548	$48,372	$(24,824)
Adjusted gross profit %	21.8%	17.5%

Revenues in the B&W Environmental segment decreased 61%, or $167.7 million, to $108.0 million in 2020 from $275.6 million in 2019. The decrease is primarily due to the completion of large construction projects in the prior year and a lower level of activity primarily due to the postponement of new projects by several customers as a result of COVID-19. B&W Environmental's two significant legacy loss contracts, generated revenues of $4.1 million and $18.8 million in 2020 and 2019, respectively.

Adjusted EBITDA in the B&W Environmental segment decreased $9.0 million to $3.5 million in 2020 compared to $12.5 million in 2019. The decline is primarily attributable to the impacts of lower volume, the effects of which were partially offset by a lower percentage of overhead being allocated to the segment that were not previously allocated to other segments.

Adjusted gross profit in the B&W Environmental segment decreased $24.8 million, to $23.5 million in 2020, compared to $48.4 million in 2019. The decrease is primarily attributable to the decrease in volume as described above.

B&W Thermal Segment Results

	Year ended December 31,
(In thousands)	2020	2019	$ Change
Revenues	$304,968	$409,744	$(104,776)
Adjusted EBITDA	$35,435	$51,353	$(15,918)
Adjusted gross profit	$91,184	$91,173	$11
Adjusted gross profit %	29.9%	22.3%

Revenues in the B&W Thermal segment decreased 26%, or $104.8 million, to $305.0 million in 2020 compared to $409.7 million in 2019. The revenue decrease is attributable to the completion of large construction projects in the prior year in addition to the adverse impacts of COVID-19 resulting in lower parts, construction, package boilers and international service orders.

Adjusted EBITDA in the B&W Thermal segment decreased 31%, or $15.9 million, to $35.4 million in 2020 compared to $51.4 million in 2019, primarily attributable to lower volume of project activity and a higher percentage of overhead being allocated to the segment that was previously allocated to other segments, the effects of which were partially offset by favorable product mix and a full period of cost savings and restructuring initiatives benefiting the current year.

Adjusted gross profit in the B&W Thermal segment remained flat at $91.2 million primarily due to lower volume as described above which was offset by favorable product mix and the effects of a full period of cost savings and restructuring initiatives benefiting the current year.

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

Our bookings for the year ended December 31, 2020 and 2019 was as follows:

	Year ended December 31,
(In approximate millions)	2020	2019
B&W Renewable (1)	$116	$42
B&W Environmental	147	152
B&W Thermal	390	343
Other/eliminations	(8)	(21)
Bookings	$645	$516
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the years ended December 31, 2020 and 2019 was $(14.7) million and $(3.3) million, respectively.

Our backlog as of December 31, 2020 and 2019 was as follows:

	As of December 31,
(In approximate millions)	2020	2019
B&W Renewable (1)	$208	$226
B&W Environmental	106	81
B&W Thermal	226	140
Other/eliminations	(5)	(6)
Backlog	$535	$441
(1)    B&W Renewable backlog at December 31, 2020, includes $164.1 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at December 31, 2020, we expect to recognize revenues as follows:

(In approximate millions)	2021	2022	Thereafter	Total
B&W Renewable	$54	$22	$132	$208
B&W Environmental	65	12	29	106
B&W Thermal	188	35	3	226
Other/eliminations	(5)	—	—	(5)
Expected revenue from backlog	$302	$69	$164	$535

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $3.2 million to $14.4 million in the year ended December 31, 2020 as compared to $17.6 million in the year ended December 31, 2019, primarily due to decreased bonus costs recognized for the year ended December 31, 2020.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $15.1 million to $12.9 million in the year ended December 31, 2020 as compared to $27.9 million in the year ended December 31, 2019, primarily due to settlement costs to exit the fifth B&W Renewable EPC contract in the first quarter of 2019 as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report and also due to reduced use of external consultants in 2020 as the Company staffed certain positions internally.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development costs unrelated to specific contracts are expensed as incurred. Research and development expenses totaled $4.4 million and $2.9 million for the years ended December 31, 2020 and 2019, respectively. The increase resulted primarily from our strategy to support future growth.

Restructuring

Restructuring actions across our business segments and corporate functions resulted in $11.8 million and $11.7 million of expense in the years ended December 31, 2020 and 2019, respectively.

Depreciation and Intangible Asset Amortization

Depreciation expense was $11.3 million and $19.3 million in the years ended December 31, 2020 and 2019, respectively.

We recorded intangible asset amortization expense of $5.5 million and $4.3 million in the years ended December 31, 2020 and 2019, respectively.

In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio and $4.9 million of accelerated depreciation was recognized during the year ended December 31, 2019.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits, excluding MTM adjustments of a loss of $23.2 million and a gain of $8.8 million, were $28.8 million and $14.0 million in the years ended December 31, 2020 and 2019, respectively. The increase in the net periodic pension benefit was primarily due to the impact of lower discount rates and higher actual return on plan assets. The change in the MTM adjustment was primarily due to the lower impact of discount rate changes, lower actual return on plan assets, reduced mortality assumption gains and higher losses related to demographic experience.

The following sensitivity analysis reflects the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2020:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(31.1)	$32.6
Effect on projected benefit obligation	(34.1)	35.7
Return on assets:
Effect on ongoing net periodic benefit cost	(2.4)	2.4
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2020 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

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

Foreign exchange was a gain of $58.8 million and a loss of $16.6 million for the years ended December 31, 2020 and 2019, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange gains in 2020 were primarily driven by a weakening U.S. dollar compared to the underlying European currencies and changes in loan balances denominated in Danish Krone that averaged over $500 million throughout the year.

Income Taxes

	Year ended December 31,
(In thousands, except for percentages)	2020	2019	$ Change
Income (loss) before income taxes	$(3,918)	$(124,447)	$120,529
Income tax expense	$8,179	$5,286	$2,893
Effective tax rate	(208.8)%	(4.2)%

Our effective tax rate in 2020 reflects a valuation allowance against deferred tax assets in jurisdictions other than, Mexico, Canada, the United Kingdom, and Sweden.

The increase in our income tax expense in 2020 compared to 2019 is primarily attributable to additional income in our profitable foreign subsidiaries, additional foreign withholding taxes incurred on cross-border transactions, and a $1.1 million deferred tax liability related to unremitted earnings of certain foreign subsidiaries.

In 2019, our effective tax rate was also impacted by valuation allowances related to losses incurred in certain jurisdictions.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service and working capital needs. We fund our liquidity requirements primarily through cash generated from operations and external sources of financing, including our A&R Credit Agreement (as defined below) that governs the U.S. Revolving Credit Facility and the last out term loans (the “Last Out Term Loans”), each of which are described below in further detail along with other sources of liquidity.

As described in Recent Developments in Part II of this Annual Report on Form 10-K, on February 12, 2021, we completed offerings of common stock and 8.125% senior notes due 2026, which resulted in net proceeds of approximately $283 million after deducting underwriting discounts and commissions, but before expenses.

Cash and Cash Flows

At December 31, 2020, our unrestricted cash and cash equivalents totaled $57.3 million and we had total debt of $347.6 million. Our foreign business locations held $38.7 million of our total unrestricted cash and cash equivalents at December 31, 2020. Our U.S. Revolving Credit Facility allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that U.S. cash on hand is minimized to reduce borrowing costs. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We had approximately $33.7 million available for borrowings under the U.S. Revolving Credit Facility at December 31, 2020.

Cash used in operations was $40.8 million in the year ended December 31, 2020, which is primarily the result of the change in accounts payable. In the year ended December 31, 2019, cash used in operations was $176.3 million primarily due to funding settlements related to European B&W Renewable EPC contracts, progress against accrued losses on the six European B&W Renewable EPC loss contracts and working capital build within the B&W Thermal segment related to the timing of and mix of work.

Cash flows from investing activities provided net cash of $2.2 million in the year ended December 31, 2020, primarily related to $8.0 million of proceeds received from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and MEGTEC and Universal businesses, $5.0 million of other investing activities, offset by the net change in available-for-sale securities and $8.2 million of capital expenditures. In the year ended December 31, 2019, net cash provided by investing activities was $8.8 million, primarily from proceeds received from the sale of Loibl for $7.4 million.

Cash flows from financing activities provided net cash of $44.1 million in the year ended December 31, 2020, primarily related to $70.0 million net borrowings from the Last Out Term Loans, offset by $14.7 million of net repayments of the U.S. Revolving Credit Facility and $10.6 million of financing fees. Net cash provided by financing activities in the year ended December 31, 2019 was $167.0 million primarily related to $109.6 million net borrowings from the Last Out Term Loans, $34.1 million of net borrowings from the U.S. Revolving Credit Facility, and $40.4 million proceeds from the Rights Offering, partly offset by $16.6 million of financing fees.

A&R Credit Agreement

As described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from BWXT which governs the U.S. Revolving Credit Facility and the Last Out Term Loans (as defined below). Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement.

On May 14, 2020, we entered into an agreement with our lenders amending and restating the Amended Credit Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement refinances and extends the maturity of our U.S. Revolving Credit Facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the Amended Credit Agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans were used to pay transaction fees and expenses and repay outstanding borrowings under the U.S. Revolving Credit Facility. Proceeds from the additional $40.0 million of term loans were used to repay outstanding borrowings under the U.S. Revolving Credit Facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes. See Note 14 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional discussion of the A&R Credit Agreement, U.S. Credit Facility and Last Out Term Loans.

On February 8, 2021, we entered into Amendment No. 2 to the A&R, which among other things, permitted the issuance of the 8.125% senior notes due 2026. See Recent Developments in Part II of this Annual Report on Form 10-K for additional discussion of Amendment No. 2 to A&R Credit Agreement.

On March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit.

On March 4, 2021, effective with the execution of Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility.

U.S. Revolving Credit Facility

As of December 31, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $306.2 million, as amended and adjusted for completed asset sales. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

At December 31, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $164.3 million at a weighted average interest rate of 7.46%. Usage under the U.S. Revolving Credit Facility consisted of $164.3 million of revolving loan borrowings, $22.0 million of financial letters of credit and $86.2 million of performance letters of credit. At December 31, 2020, we had approximately $33.7 million available to meet letter of credit and borrowing requirements based on our overall facility size.

On October 23, 2020, we received $26.0 million under the settlement agreement described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

As described in Note 14 and Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on February 12, 2021, we received gross proceeds of $125 million from the 2021 Senior Notes offering. As required by the Company’s U.S. Revolving Credit Facility, 75% of the gross proceeds or $93.8 million received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility as of February 12, 2021. Net proceeds received were approximately $120 million after deducting underwriting discounts and commissions, but before expenses.

Also on February 16, 2021, we prepaid $167.1 million towards the outstanding U.S. Revolving Credit Facility.

As of March 4, 2021, effective with Amendment No. 3 to the A&R Credit Agreement described above, the U.S. Revolving Credit Facility provides for an aggregate letters of credit amount of up to $130 million.

Last Out Term Loans

Last Out Term Loans are incurred under our A&R Credit Agreement and are pari passu with the U.S. Revolving Credit Facility except for certain payment subordination provisions. The Last Out Term Loans are subject to the same representations and warranties, covenants and events of default as the U.S. Revolving Credit Facility. Under U.S. GAAP, a debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The Company recognized a loss on debt extinguishment of $6.2 million in 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan. In connection with the effectiveness of the A&R Credit Agreement, the maturity date for the Last Out Term Loans was extended to December 30, 2022.

On December 31, 2020, September 30, 2020 and June 30, 2020, the Company issued 2,379,376, 2,334,002, and 1,192,371 unregistered shares of common stock to B. Riley in settlement of the Last Out Term Loans' quarterly interest payable in connection with the Fee and Interest Equitization Agreement further discussed in Note 14.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on December 31, 2020. Interest expense associated with the Last Out Term Loans is detailed in Note 16.

As of December 31, 2020, the Last Out Term Loans are presented as a non-current liability in our Consolidated Balance Sheets as a result of the extension of their maturity dates to December 30, 2022 granted under the A&R Credit Agreement. As of December 31, 2019, the Last Out Term Loans are presented as a current liability in our Consolidated Balance Sheets as a result of limited waivers granted to maintain compliance with the covenants in the previous Amended Credit Agreement. See Note 14 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional discussion of the A&R Credit Agreement, U.S. Credit Facility and Last Out Term Loans.

On February 12, 2021, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6. The interest rate on the remaining Last Out Term Loan Tranche A balances has been reduced to 6.625% from 12.0%. See Recent Developments in Part II of this Annual Report on Form 10-K for additional discussion of the exchange and deemed prepayment.

On March 4, 2021, effective with the execution of A&R Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans..

Letters of Credit, Bank Guarantees and Surety Bonds

As described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2020 and December 31, 2019 was $84.5 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $32.0 million as of December 31, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $34.9 million are subject to foreign currency revaluation.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

B. Riley Limited Guaranty

In connection with the Company’s entry into the A&R Credit Agreement, B. Riley entered into the B. Riley Guaranty (as defined in Note 14) for the benefit of the Administrative Agent and the lenders under the U.S. Revolving Credit Facility. The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations with respect to the U.S. Revolving Credit Facility (other than with respect to letters of credit and contingent obligations), including the obligation to repay outstanding revolving credit loans and pay earned interest and fees. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional discussion of the B. Riley Guaranty.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into the Equitization Agreement (as defined in Note 14) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 and (b) the B. Riley Guaranty Fee, B. Riley will receive unregistered shares of the Company’s Common Stock. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional discussion of the Equitization Agreement.

Equitization Transactions

In connection with Amendment No. 16 to the Amended Credit Agreement and the extension of Tranche A-3 of the Last Out Term Loans, the Company, B. Riley and Vintage, each related parties, entered into the “Letter Agreement” on April 5, 2019, pursuant to which the parties agreed to use their reasonable best efforts to effect a series of equitization transactions for a portion of the Last Out Term Loans, subject to, among other things, stockholder approval. Stockholder approval was received at the Company's annual stockholder meeting on June 14, 2019 and the contemplated transactions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional discussion of the Equitization Transactions.

2019 Rights Offering

On June 28, 2019, we distributed to holders of our common stock one nontransferable subscription right to purchase 0.986896 common shares for each common share held at a subscription price of $0.30 per whole share of common stock (the “2019 Rights Offering”). The 2019 Rights Offering expired on July 18, 2019 and settled on July 23, 2019.

The 2019 Rights Offering resulted in the issuance of 13.9 million common shares as a result of the exercise of subscription rights in the offering. Gross proceeds from the 2019 Rights Offering were $41.8 million, $10.3 million which was used to fully repay Tranche A-2 of the Last Out Term Loans and the remaining $31.5 million was used to reduce outstanding borrowings under Tranche A-3 of the Last Out Term Loans. Concurrently with the closing of the 2019 Rights Offering, and in satisfaction of the Backstop Commitment, the Company issued an aggregate of 2.7 million common shares in exchange for a portion of the Tranche A-3 Last Out Term Loans totaling $8.2 million, to B. Riley, a related party. The 2019 Rights Offering was pursuant to the April 5, 2019 Letter Agreement and the Equitization Transactions and were approved by stockholders at the Company's annual stockholder meeting on June 14, 2019.

2021 Offerings of Common Stock and 8.125% Senior Notes due 2026

As described in Recent Developments of Part I of this Annual Report on Form 10-K, on February 12, 2021, we closed our underwritten public offerings of common stock and 8.125% senior notes due 2026. See the discussion in Recent Developments for additional information regarding these offerings.

Off-Balance Sheet Arrangements

There were no significant off-balance sheet arrangements at December 31, 2020.

EFFECTS OF INFLATION AND CHANGING PRICES

Our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report are prepared in accordance with generally accepted accounting principles in the United States, using historical United States dollar accounting (“historical cost”). Statements based on historical cost, however, do not adequately reflect the cumulative effect of increasing costs and changes in the purchasing power of the United States dollar, especially during times of significant and continued inflation.

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

We recognize claims receivable in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. In our Consolidated Balance Sheets, claims receivable at December 31, 2020 and December 31, 2019 were not significant.

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

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 19 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Income taxes

Income tax expense for federal, foreign, state, and local income taxes is calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2020, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

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

Our U. S. Revolving Credit Facility is variable-rate debt, so its fair value would not be significantly affected by changes in prevailing market rates. On December 31, 2020, its principal balance was $164.3 million, and the weighted average interest rate was 7.46%. As of the effectiveness date of our A&R Credit Agreement on May 14, 2020, our Last Out Term Loans' interest rate was fixed at 12.0% per annum. Prior to May 14, 2020, our Last Out Term Loans had a paid-in-kind interest feature which was additive to the principal balance.

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange (“FX”) rates or weak economic conditions in those foreign markets. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, British pound, Euro, Canadian dollar, Mexican peso,and Chinese yuan. If the balances of these intercompany loans at December 31, 2020 were to remain constant, a 100 basis point change in FX rates would impact our earnings by an estimated $17.3 million per year.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition and Contracts – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company recognizes fixed price long-term contract revenue over the contract term (“over time”) as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer occurs over time. Substantially all of the Company’s fixed price long-term contracts represent a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of the Company’s segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Revenue from fixed price long term contracts for products and services transferred to customer over time accounted for 71% of Company revenue for the year ended December 31, 2020.

We identified revenue on fixed price long-term contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit for the performance obligations used to recognize revenue for certain fixed price long-term contracts. This required extensive audit effort due to the volume and complexity of fixed price long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain fixed price long-term contracts included the following, among others:

•We selected a sample of customer fixed price long-term contracts performed over time and performed the following:

–Evaluated whether the fixed price contracts were properly included in management’s calculation of fixed price long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

–Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

–Tested the accuracy and completeness of the costs incurred to date for the performance obligation.

–With the assistance of our capital projects specialists we evaluated the estimates of total cost and profit for the performance obligation by:
–Comparing costs incurred to date to the costs which management estimated to be incurred to date.

–Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

–Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

–Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

–Tested management’s retrospective review of each contract’s revenue to determine whether revenue is accurately recognized during the period under audit.

•Evaluated the Company’s disclosures related to revenue recognition and contracts to assess their conformity with the applicable accounting standards.

Accounting for A&R Credit Agreement– Refer to Notes 14 and 15 to the financial statements

Critical Audit Matter Description

On May 14, 2020, the Company entered into an agreement with its lenders amending and restating its Amended Credit Agreement (the “A&R Credit Agreement”). The agreement refinances and extends the maturity of its Revolving Credit Facility and Last Out Term Loans. The agreement, among other things, extends the maturity date of the revolving credit facility to June 30, 2022, and the maturity date of all Last Out Term Loans to December 30, 2022; retains the interest rates in effect before the refinancing throughout the revised maturity dates; and provides for the deferral of certain interest payments during 2020 to be paid in 2021.

We identified the accounting for the A&R Credit Agreement as a critical audit matter because of the judgments necessary for management to determine if the amendment of the debt agreement resulted in a debt extinguishment, a debt modification or a troubled debt restructuring for the Revolving Credit Facility and for the Last Out Term Loans.

This required extensive audit effort due to the complexity of the agreement and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates and judgments and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting of the A&R Credit Agreement and management’s judgements used to account for the amendment included the following, among others:

•Evaluated management's conclusion regarding the accounting treatment of the A&R Credit Agreement by performing the following:

–We obtained and analyzed the executed A&R Credit Agreement.

–We obtained and analyzed the Company’s documentation and accounting assessment including their conclusions regarding the appropriate unit of account to use for evaluation.

–We obtained and analyzed the Company’s documentation and accounting assessment including their conclusions reached regarding the appropriate accounting model to apply to the amendment for each of the Revolving Credit Facility and the Last Out Term Loans.

–With the assistance of our professionals having experience in accounting for complex debt arrangements, we evaluated whether the restructuring of each of the Revolving Credit Facility and the Last Out Term Loans represents a troubled debt restructuring through the following procedures:

–Evaluated whether the Company was experiencing financial difficulties at the time of the amendment.

–Evaluated whether a concession was granted by either of the creditors.

–With the assistance of fair value specialists, we independently evaluated the reasonableness of the interest rates for both the Revolving Credit Facility and Last Out Term Loans after the amendment to determine whether they were deemed to be at market rates or met the criteria of a concession.

•Evaluated the Company’s disclosures to assess their compliance with the applicable accounting standards.

/S/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 8, 2021

We have served as the Company’s auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2020	2019
Revenues	$566,317	$859,111
Costs and expenses:
Cost of operations	400,465	698,853
Selling, general and administrative expenses	141,746	151,069
Advisory fees and settlement costs	12,878	27,943
Restructuring activities	11,849	11,707
Research and development costs	4,379	2,861
Gain on asset disposals, net	(3,263)	(3,940)
Total costs and expenses	568,054	888,493
Operating loss	(1,737)	(29,382)
Other (expense) income:
Interest expense	(59,796)	(94,901)
Interest income	646	923
Loss on debt extinguishment	(6,194)	(3,969)
Loss on sale of business	(108)	(3,601)
Benefit plans, net	5,600	22,800
Foreign exchange	58,799	(16,602)
Other – net	(1,128)	285
Total other expense	(2,181)	(95,065)
Loss before income tax expense	(3,918)	(124,447)
Income tax expense	8,179	5,286
Loss from continuing operations	(12,097)	(129,733)
Income from discontinued operations, net of tax	1,800	694
Net loss	(10,297)	(129,039)
Net (income) loss attributable to non-controlling interest	(21)	7,065
Net loss attributable to stockholders	$(10,318)	$(121,974)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.25)	$(3.89)
Discontinued operations	0.04	0.02
Basic and diluted loss per share	$(0.21)	$(3.87)

Shares used in the computation of earnings (loss) per share:
Basic and diluted	48,710	31,514

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2020	2019
Net loss	$(10,297)	$(129,039)
Other comprehensive (loss) income:
Currency translation adjustments (CTA)	(53,318)	13,401

Reclassification of CTA to net loss	—	3,176

Derivative financial instruments:
Unrealized gains on derivative financial instruments	—	(1,367)
Derivative financial instrument losses reclassified into net loss	—	202
Derivative financial instruments reclassified to advanced billings on contracts	—	(197)

Benefit obligations:
Amortization of benefit plan benefits	(998)	(1,857)
Other comprehensive (loss) income	(54,316)	13,358
Total comprehensive loss	(64,613)	(115,681)
Comprehensive (income) loss attributable to non-controlling interest	(29)	7,140
Comprehensive loss attributable to stockholders	$(64,642)	$(108,541)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$57,338	$43,772
Restricted cash and cash equivalents	10,085	13,169
Accounts receivable – trade, net	128,317	142,201
Accounts receivable – other	35,442	23,263
Contracts in progress	59,308	91,579
Inventories	67,161	63,103
Other current assets	26,421	27,044
Current assets held for sale	4,728	8,089
Total current assets	388,800	412,220
Net property, plant and equipment, and finance lease	85,078	97,053
Goodwill	47,363	47,160
Intangible assets	23,908	25,300
Right-of-use assets	10,814	12,498
Other assets	24,673	24,966
Non-current assets held for sale	11,156	7,322
Total assets	$591,792	$626,519

Revolving credit facilities	$—	$179,000
Last out term loans	—	103,953
Accounts payable	73,481	109,913
Accrued employee benefits	13,906	18,256
Advance billings on contracts	64,002	75,287
Accrued warranty expense	25,399	33,376
Operating lease liabilities	3,995	4,323
Other accrued liabilities	81,744	68,848
Current liabilities held for sale	8,305	9,538
Total current liabilities	270,832	602,494
Revolving credit facilities	164,300	—
Last out term loans	183,330	—
Pension and other accumulated postretirement benefit liabilities	252,292	259,272
Non-current finance lease liabilities	29,690	30,454
Non-current operating lease liabilities	7,031	8,388
Other non-current liabilities	22,579	20,850
Total liabilities	930,054	921,458
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 54,452 and 46,374 at December 31, 2020 and 2019, respectively	4,784	4,699
Capital in excess of par value	1,164,436	1,142,614
Treasury stock at cost, 718 and 616 shares at December 31, 2020 and 2019, respectively	(105,990)	(105,707)
Accumulated deficit	(1,350,206)	(1,339,888)
Accumulated other comprehensive income (loss)	(52,390)	1,926
Stockholders' deficit attributable to shareholders	(339,366)	(296,356)
Non-controlling interest	1,104	1,417
Total stockholders' deficit	(338,262)	(294,939)
Total liabilities and stockholders' deficit	$591,792	$626,519

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Stockholders’ Deficit

	Shares (1)	Par Value
		(in thousands, except share and per share amounts)
Balance at January 1, 2018	16,879	$1,748	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)

Net loss	—	—	—	—	(121,974)	—	(7,065)	(129,039)
Currency translation adjustments	—	—	—	—	—	16,577	(75)	16,502
Derivative financial instruments	—	—	—	—	—	(1,362)	—	(1,362)
Defined benefit obligations	—	—	—	—	—	(1,857)	—	(1,857)
Stock-based compensation	108	12	3,072	(117)	—	—	—	2,967
Rights offering, net	13,922	1,392	39,544	—	—	—	—	40,936
Last Out Term Loan principal value exchanged for common stock	15,465	1,547	44,848	—	—	—	—	46,395
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	6,066	—	—	—	—	6,066
Dividends to non-controlling interest	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net (loss) income	—	—	—	—	(10,318)	—	21	(10,297)
Currency translation adjustments	—	—	—	—	—	(53,318)	8	(53,310)
Defined benefit obligations	—	—	—	—	—	(998)	—	(998)
Stock-based compensation	460	9	4,548	(283)	—	—	—	4,274
Equitized guarantee fee payment	1,713	17	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan interest payment	5,905	59	13,391	—	—	—	—	13,450
Dividends to non-controlling interest	—	—	—	—	—	—	(342)	(342)
Balance at December 31, 2020	54,452	$4,784	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)
(1) Issued and outstanding common shares and treasury stock shares reflect the one-for-ten reverse stock split on July 24, 2019 as described in Note 1.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(10,297)	$(129,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	16,805	23,605
Amortization of deferred financing costs, debt discount and payment-in-kind interest	16,743	61,181
Amortization of guaranty fee	1,159	—
Non-cash operating lease expense	4,765	5,356
Loss on sale of business	108	3,601
Loss on debt extinguishment	6,194	3,969
Gains on asset disposals	(3,262)	(3,940)
Provision for (benefit from) deferred income taxes, including valuation allowances	1,791	(855)
Mark to market (gains) losses and prior service cost amortization for pension and postretirement plans	22,156	(10,661)
Stock-based compensation, net of associated income taxes	4,557	3,084
Equitized non-cash interest expense	13,450	—
Foreign exchange	(58,799)	16,602
Changes in assets and liabilities:
Accounts receivable	21,673	63,914
Contracts in progress	35,850	48,492
Advance billings on contracts	(13,057)	(71,268)
Inventories	(4,084)	(4,141)
Income taxes	(2,425)	1,273
Accounts payable	(42,001)	(80,459)
Accrued and other current liabilities	9,146	(23,101)
Accrued contract loss	(5,557)	(50,654)
Pension liabilities, accrued postretirement benefits and employee benefits	(37,223)	(16,346)
Other, net	(18,498)	(16,930)
Net cash used in operating activities	(40,806)	(176,317)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,230)	(3,804)
Proceeds from sale of business	8,000	7,445
Purchases of available-for-sale securities	(29,068)	(8,914)
Sales and maturities of available-for-sale securities	26,563	11,547
Other, net	4,954	2,505
Net cash from investing activities	2,219	8,779

	Year ended December 31,
(in thousands)	2020	2019
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	158,900	291,600
Repayments of our U.S. revolving credit facility	(173,600)	(257,500)
Borrowings under Last Out Term Loans	70,000	151,350
Repayments under Last Out Term Loans	—	(41,766)
Repayments under our foreign revolving credit facilities	—	(605)
Shares of our common stock returned to treasury stock	(283)	(117)
Proceeds from rights offering	—	40,376
Costs related to rights offering	—	(832)
Debt issuance costs	(10,590)	(16,619)
Issuance of common stock	—	1,392
Other, net	(329)	(261)
Net cash from financing activities	44,098	167,018
Effects of exchange rate changes on cash	4,971	(2,818)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,482	(3,338)
Cash, cash equivalents and restricted cash, beginning of period	56,941	60,279
Cash, cash equivalents and restricted cash, end of period	$67,423	$56,941

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 – BASIS OF PRESENTATION

The 2020 and 2019 Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”). We have eliminated all intercompany transactions and accounts. We present the notes to our Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

Recent Developments

In February and March 2021, we entered into a series of agreements and completed a series of financing transactions including the following:

•on February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America. A&R Amendment No. 2, among other matters, (i) permits the issuance of senior notes, (ii) permits the deemed prepayment of $35 million of our Tranche A term loan with $35 million principal amount of senior notes, (iii) provides that 75% of the senior notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5 million of certain previously deferred facility fees will be paid by the Company;
•on February 12, 2021, we entered into a letter agreement (the “Exchange Agreement”) with B. Riley Financial, Inc. (“B. Riley”), a related party, pursuant to which we agreed to issue to B. Riley $35 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35 million of our existing Tranche A term loan with B. Riley. On February 12, 2021, we issued $35 million of senior notes to B. Riley in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6. The interest rate on the remaining Last Out Term Loan Tranche A balances has been reduced to 6.625% from 12.0%;
•on February 12, 2021, we received gross proceeds of approximately $172.5 million after closing a public offering of our common stock in which 29,487,180 shares of common stock were issued, inclusive of 3,846,154 shares issued to B. Riley Securities, Inc., a related party, as representative of several underwriters to the common stock offering. Net proceeds received were approximately $163 million after deducting underwriting discounts and commissions, but before expenses;
•on February 12, 2021, we received gross proceeds of approximately $125 million after completing an issuances of our 8.125% Senior Notes due 2026 from a public offering of $120 million and $5 million of the senior notes issued to B. Riley Securities, Inc., a related party, as representative of several underwriters to the senior notes offering. Net proceeds received were approximately $120 million after deducting underwriting discounts and commissions, but before expenses;
•on March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit; and
•on March 4, 2021, effective with the execution of A&R Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility.

For further information, see Note 25 to our Consolidated Financial Statements.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including at least one new strain thereof, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Beginning in April 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company has taken a number of cash conservation and cost reduction measures which include:
•temporary unpaid furloughs of certain employees;
•temporarily deferral of 50% of the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer;
•deferrals of 30% of the base salaries of our Chief Financial Officer and Chief Operating Officer, and 50% of our previous Chief Strategy Officer;
•suspension of our 401(k) company match for U.S. employees for 2020 and for 2021 as of the issuance date of these financial statements;
•approval by the Company’s Board for a temporary deferral of 50% of the cash compensation payable to non-employee directors under the Company’s board compensation program paid during the first quarter of 2021;
•temporary rent payment deferrals related to leased facilities located in the U.S., Canada, Italy and Denmark;
•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law in March 2020, the Pension Plan contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020, July 15, 2020 and October 15, 2020, respectively. In addition, we elected to defer the contribution payments of $1.1 million for the 2018 Plan year and $23.7 million for the 2019 Plan year that were both due on September 15, 2020. Per the 2019 Plan year waiver received on October 1, 2020, the $23.7 million deferred for the 2019 Plan year will now be funded over the next five years.

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

Our operations are assessed based on three reportable segments which changed during our third quarter of 2020 as part of our strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Our reportable segments are as follows:

•B&W Renewable segment: cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. The segment's leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•B&W Environmental segment: full suite of best-in-class emissions control and environmental technology solutions for utility and industrial steam generation applications around the world. The segment's broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•B&W Thermal segment: steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. The segment has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

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

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included transaction gains of $58.8 million and losses of $16.6 million in the years ended December 31, 2020 and 2019, respectively, in foreign exchange in our Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency. Certain reclassifications have been made to the 2019 balances related to foreign currency gains and losses in the Consolidated Statements of Cash Flows to conform to the current year presentation.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 29% and 21% of our revenue for the years ended December 31, 2020 and 2019, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 71% and 79% of our revenue for the years ended December 31, 2020 and 2019, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Refer to Note 4 for our disaggregation of revenue by product line.

As of December 31, 2020, we have estimated the costs to complete of all our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

Research and development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development activities totaled $4.4 million and $2.9 million in the years ended December 31, 2020 and 2019, respectively.

Advertising expense

Advertising expense is charged when incurred and is included in selling, general and administrative expenses on our Consolidated Statements of Operations. Advertising expenses in the years ended December 31, 2020 and 2019 were not significant.

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

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains and losses into earnings as a component of net periodic benefit cost (mark to market (“MTM”) pension adjustment). Recognized net actuarial gains and losses consist primarily of our reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the Consolidated Balance Sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. See Note 13 for a detailed description of our plan assets.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess the need for a valuation allowance on a quarterly basis. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of income tax expense on our Consolidated Statements of Operations.

Cash and cash equivalents and restricted cash

Our cash equivalents are highly liquid investments, with maturities of three months or less when we purchase them. We record cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes.

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties, the age of receivable balances and any other known factors specific to a receivable. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $17.2 million and $25.1 million at December 31, 2020 and 2019, respectively. Amounts charged to selling, general and administrative expenses were $(0.2) million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Inventories

We carry our inventories at the lower of cost or market. We determine cost principally on the first-in, first-out basis, except for certain materials inventories of our B&W Thermal segment, where we use the last-in, first-out (“LIFO”) method. We determined the cost of approximately 20% of our total inventories using the LIFO method at December 31, 2020 and 2019, and our total LIFO reserve at December 31, 2020 and 2019 was approximately $7.3 million and $7.2 million, respectively. Our obsolete inventory reserve was $7.1 million and $6.9 million at December 31, 2020 and 2019, respectively. The components of inventories can be found in Note 6.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $11.3 million and $19.3 million for the years ended December 31, 2020 and 2019, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

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

Investments in consolidated joint ventures

SPIG maintains a 60% ownership interest in a joint venture entity, which is consolidated into the B&W Environmental segment results.

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or when impairment indicators are present. We may elect to perform a qualitative test when we believe that there is substantially in excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we perform a quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. Goodwill impairment tests recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill.

Intangible assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite lived intangible assets for impairment by determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

Derivative financial instruments

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of December 31, 2020, we do not hold any derivative assets or liabilities; the last of our derivative contracts were sold during the first quarter of 2019.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other non-current liabilities on our Consolidated Balance Sheets are reserves for self-insurance totaling $11.6 million and $15.7 million as of December 31, 2020 and 2019, respectively.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 19. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Loss recoveries

We recognize loss recoveries and provide disclosures only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. Our loss recoveries are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties, multiple complex unresolved procedural and substantive issues; the wide-ranging outcomes reached in similar cases, including the variety of losses incurred. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss recovery has been recognized and/or changes in our estimates related to such matters. See Note 5 for discussion regarding the loss recovery recognized in 2020 and 2019.

Stock-based compensation

The fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Fair values for stock options are determined using a Black-Scholes option-pricing model (“Black-Scholes”). For performance shares or units that contain a Relative Total Shareholder Return vesting criteria and for stock appreciation rights, we utilize a Monte Carlo simulation to determine the fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model or a Monte Carlo simulation requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are to be presented as a financing cash flow, rather than as a reduction of taxes paid. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 17 for further discussion of stock-based compensation.

Recently adopted accounting standards

Effective January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance requires companies acting as the customer in a cloud hosting service arrangement to follow the requirements of ASC 350-40 for capitalizing implementation costs for internal-use software and requires the amortization of these costs over the life of the related service contract. The impact of this standard on our consolidated financial statements was immaterial.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest:

	Year ended December 31,
(in thousands, except per share amounts)	2020	2019
Loss from continuing operations	$(12,118)	$(122,668)
Income from discontinued operations, net of tax	1,800	694
Net loss attributable to stockholders	$(10,318)	$(121,974)

Weighted average shares used to calculate basic and diluted earnings per share	48,710	31,514

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.25)	$(3.89)
Discontinued operations	0.04	0.02
Basic and diluted loss per share	$(0.21)	$(3.87)

In July 2019, the Company completed a rights offering to existing common stockholders (the “2019 Rights Offering”). Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of our Common Stock, as of such time, the weighted average shares outstanding and basic and diluted earnings (loss) per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented by a factor of 1.0875. Weighted average shares, prior to giving effect to the 2019 Rights Offering, in 2019 were 11,635 thousand.

Because we incurred a net loss in the years ended December 31, 2020 and 2019, respectively basic and diluted shares are the same. If we had net income in years ended December 31, 2020 and 2019 diluted shares would include an additional 610.9 thousand and 150.0 thousand shares, respectively.

We excluded 1.3 million and 0.3 million shares related to stock options from the diluted share calculation for the years ended December 31, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

NOTE 4 – SEGMENT REPORTING

Effective September 30, 2020 as part of our strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our businesses. This realignment changed our reportable segments beginning with our third quarter of 2020. All periods have been recast to reflect this change. Our operations are assessed based on three reportable segments as described in Note 2. Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Revenues:
B&W Renewable segment
B&W Renewable	$89,790	$94,119
Vølund	66,397	111,432
	156,187	205,551
B&W Environmental segment
B&W Environmental	45,186	184,477
SPIG	52,341	80,729
BWV-AB	10,441	10,429
	107,968	275,635
B&W Thermal segment
B&W Thermal	304,968	409,744
	304,968	409,744

Eliminations	(2,806)	(31,819)
	$566,317	$859,111

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring and spin costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility and other costs that may not be directly controllable by segment management are not allocated to the segments.

Adjusted EBITDA for each segment is presented below with a reconciliation to net loss attributable to stockholders.

	Year ended December 31,
(in thousands)	2020	2019
Adjusted EBITDA (1)(2)
B&W Renewable segment	$24,957	$1,617
B&W Environmental segment	3,474	12,512
B&W Thermal segment	35,435	51,353
Corporate	(14,425)	(17,579)
Research and development costs	(4,379)	(2,861)
	45,062	45,042

Restructuring activities	(11,849)	(11,707)
Financial advisory services	(4,384)	(9,069)
Settlement cost to exit Vølund contract (3)	—	(6,575)
Advisory fees for settlement costs and liquidity planning	(6,357)	(11,824)
Litigation fees and settlement	(2,137)	(475)
Loss on business held for sale	(467)	(5,850)
Stock compensation	(4,587)	(3,376)
Interest on letters of credit included in cost of operations	(917)	(365)
Depreciation & amortization	(16,805)	(23,605)
Loss from a non-strategic business	(2,559)	(5,518)
Gain on asset disposals, net	3,263	3,940
Operating loss	(1,737)	(29,382)
Interest expense, net	(59,150)	(93,978)
Loss on debt extinguishment	(6,194)	(3,969)
Loss on sale of business	(108)	(3,601)
Net pension benefit before MTM	28,754	13,996
MTM (loss) gain from benefit plans	(23,154)	8,804
Foreign exchange	58,799	(16,602)
Other – net	(1,128)	285
Total other expense	(2,181)	(95,065)
Loss before income tax expense	(3,918)	(124,447)
Income tax expense	8,179	5,286
Loss from continuing operations	(12,097)	(129,733)
Income from discontinued operations, net of tax	1,800	694
Net loss	(10,297)	(129,039)
Net (income) loss attributable to non-controlling interest	(21)	7,065
Net loss attributable to stockholders	$(10,318)	$(121,974)
(1) During the year ended December 31, 2020, we redefined our definition of adjusted EBITDA to eliminate the effects of certain items including loss from a non-strategic business, interest on letters of credit included in cost of operations and loss on business held for sale. Consequently, adjusted EBITDA in prior periods have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.
(2) Adjusted EBITDA for the year ended December 31, 2020, includes the recognition of a $26.0 million loss recovery settlement related to certain historical EPC loss contracts in the third quarter.
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

We provide our products and services to a diverse customer base that includes utilities and other power producers located around the world. We have no customers that individually account for more than 10% of our consolidated revenues for the years ended December 31, 2020 and 2019.

We estimate that 43% and 45% of our consolidated revenues in 2020 and 2019, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Information about our consolidated operations in different geographic areas

	Year ended December 31,
(in thousands)	2020	2019
REVENUES (1)
United States	$310,958	$460,484
Canada	43,936	113,660
Denmark	28,590	27,311
United Kingdom	25,811	54,347
Indonesia	19,644	16,739
Sweden	11,430	18,789
China	8,461	18,430
Finland	6,606	14,118
South Korea	4,050	14,443
Aggregate of all other countries, each with less than $10 million in revenues	106,831	120,790
	$566,317	$859,111
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2020	2019
NET PROPERTY, PLANT AND EQUIPMENT, AND FINANCE LEASE
United States	$46,734	$61,111
Mexico	18,173	19,241
Denmark	7,327	6,801
United Kingdom	5,274	5,469
China	889	76
Aggregate of all other countries	6,681	4,355
	$85,078	$97,053

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Consolidated Balance Sheets:

(in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$25,888	$29,877	$(3,989)	(13)%
Revenues recognized less billings to customers	33,420	61,702	(28,282)	(46)%
Contracts in progress	$59,308	$91,579	$(32,271)	(35)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$61,884	$76,468	$(14,584)	(19)%
Costs of revenue recognized less cost incurred	2,118	(1,181)	3,299	(279)%
Advance billings on contracts	$64,002	$75,287	$(11,285)	(15)%

Net contract balance	$(4,694)	$16,292	$(20,986)	129%

Accrued contract losses	$582	$6,139	$(5,557)	(91)%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2020	December 31, 2019	$ Change	% Change
Retainage expected to be collected within one year	$2,969	$474	$2,495	526%
Retainage expected to be collected after one year	632	5,739	(5,107)	(89)%
Total retainage	$3,601	$6,213	$(2,612)	(42)%

We have included retainage expected to be collected in 2020 in accounts receivable – trade, net in our Consolidated Balance Sheets. Retainage expected to be collected after one year are included in other assets in our Consolidated Balance Sheets. Of the long-term retainage at December 31, 2020, we anticipate collecting $0.6 million in 2022.

Backlog

On December 31, 2020 we had $535.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 56.4%, 12.9% and 30.7% of our remaining performance obligations as revenue in 2021, 2022 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2020 and 2019, we recognized changes in estimated gross profit related to long-term contracts accounted for on the percentage-of-completion basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2020	2019
Increases in gross profits for changes in estimates for over time contracts (1)	$43,597	$34,622
Decreases in gross profits for changes in estimates for over time contracts	(17,480)	(50,050)
Net changes in gross profits for changes in estimates for over time contracts	$26,117	$(15,428)
(1) Increases in gross profits for changes in estimates for over time contracts reflects insurance loss recovery of $26.0 million in the year ended December 31, 2020.

B&W Renewable EPC Loss Contracts

We had six B&W Renewable EPC contracts for renewable energy facilities in Europe that were loss contracts at December 31, 2017. The scope of these EPC (Engineer, Procure and Construct) contracts extended beyond our core technology, products and services. In addition to these loss contracts, we had one remaining extended scope contract in our B&W Renewable segment which turned into a loss contract in 2019.

In the years ended December 31, 2020 and 2019, we recorded $3.7 million and $6.9 million in net losses, respectively, inclusive of warranty expense as described in Note 11, resulting from changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts. We did not change our estimate of liquidated damages in the year ended December 31, 2020. The changes in estimates in the year ended December 31, 2019 included increases in our estimates of anticipated liquidated damages that reduced revenue associated with these six contracts by $1.8 million. Total anticipated liquidated damages associated with these six contracts were $95.6 million and $86.8 million at December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2019, five of the six European B&W Renewable EPC loss contracts had been turned over to the customer, with only punch list or agreed remediation items and performance testing remaining, some of which are expected to be performed during the customers' scheduled maintenance outages. Turnover is not applicable to the fifth loss contract under the terms of the March 29, 2019 settlement agreement with the customers of the second and fifth loss contracts, who are related parties to each other. Under that settlement agreement, we limited our remaining risk related to these contracts by paying a combined £70 million ($91.5 million) on April 5, 2019 in exchange for limiting and further defining our obligations under the second and fifth loss contracts, including waiver of the rejection and termination rights on the fifth loss contract that could have resulted in repayment of all monies paid to us and our former civil construction partner (up to approximately $144 million), and requirement to restore the property to its original state if the customer exercised this contractual rejection right. On the fifth loss contract, we agreed to continue to support construction services to complete certain key systems of the plant by May 31, 2019, for which penalty for failure to complete these systems is limited to the unspent portion of our quoted cost of the activities through that date. The settlement eliminated all historical claims and remaining liquidated damages. In accordance with the settlement, we have no further obligation related to the fifth loss contract other than customary warranty of core products if the plant is used as a biomass plant as designed. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We continue to pursue claims against subcontractors.. For the second loss contract, the settlement limited the remaining performance obligations and settled historic claims for nonconformance and delays, and we turned over the plant in May 2019, and subsequently began the operations and maintenance contract to operate this plant.

As of December 31, 2020, the status of these six B&W Renewable EPC loss contracts was as follows:

•The first contract, a waste-to-energy plant in Denmark, became a loss contract in 2016. As of December 31, 2020, this contract was approximately 100% complete and construction activities are complete as of the date of this report. The unit became operational during the second quarter of 2017. A settlement was reached with the customer to achieve takeover on January 31, 2019, after which only punch list items and other agreed to remediation items remain, most of which are expected to be performed during the customer's scheduled maintenance outages. As of January 31, 2019, the contract is in the warranty phase. On January 15, 2021 we reached agreement with the customer to achieve final takeover which completes the base warranty period and confirms the agreed to remaining remediation items. During the year ended December 31, 2020, we recognized additional contract losses of $2.7 million, inclusive of warranty. Our estimate at completion as of December 31, 2020 includes $9.8 million of total expected liquidated damages. As of December 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million. In the year ended December 31, 2019, we recognized additional contract losses of $2.3 million as a result of identifying additional remediation costs. As of December 31, 2019, this contract had $1.1 million of accrued losses and was approximately 99% complete.

•The second contract, a biomass plant in the United Kingdom, became a loss contract in 2016. As of December 31, 2020, this contract was approximately 100% complete. Trial operations began in April 2019 and takeover by the customer occurred effective May 2019. This project is subject to the March 29, 2019 settlement agreement described above. During the year ended December 31, 2020, we recognized additional contract losses of $0.7 million on this contract, inclusive of warranty, as a result of additional punch list and other commissioning costs. Our estimate at completion as of December 31, 2020 includes $20.6 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2020 and 2019 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of December 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million.

In the year ended December 31, 2019, we recognized contract losses of $2.3 million on this contract as a result of repairs required during startup commissioning activities, additional expected punch list and other commissioning costs, and changes in construction cost estimates. As of December 31, 2019, this contract had no accrued losses and was approximately 100% complete.

•The third contract, a biomass plant in Denmark, became a loss contract in 2016. As of December 31, 2020, this contract was approximately 100% complete. Warranty began in March 2018, when we agreed to a partial takeover with the customer, and we agreed to a full takeover by the customer at the end of October 2018, when we also agreed to a scheduled timeline for remaining punch list activities to be completed around the customer's future planned outages. During the year ended December 31, 2020, we recognized additional contract losses of $1.1 million, inclusive of warranty. Our estimate at completion as of December 31, 2020 includes $7.3 million of total expected liquidated damages due to schedule delays. As of December 31, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the year ended December 31, 2019, we recognized additional contract losses of $0.1 million as a result of changes in the estimated costs at completion. As of December 31, 2019, this contract had no accrued losses and was approximately 100% complete.

•The fourth contract, a biomass plant in the United Kingdom, became a loss contract in 2016. As of December 31, 2020, this contract was approximately 100% complete. Trial operations began in November 2018 and takeover by the customer occurred in February 2019, after which only final performance testing, for which performance metrics have been previously demonstrated, and punch list and other agreed upon items remain, some of which are expected to be performed during the customer's scheduled maintenance outages. During the year ended December 31, 2020, we recognized additional contract losses of $1.1 million on this contract, inclusive of warranty, due to changes in cost to complete remaining punch list items and other close out items. Our estimate at completion as of December 31, 2020 includes $22.5 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2020 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of December 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million. In the year ended December 31, 2019, we recognized additional contract losses of $5.2 million on this contract due to changes in estimated bonus revenue and cost to complete remaining punch list, remediation of certain performance guarantees and other close out items. As of December 31, 2019, this contract had $0.2 million of accrued losses and was approximately 100% complete.

•The fifth contract, a biomass plant in the United Kingdom, became a loss contract in 2017. As of December 31, 2020, this contract was approximately 100% complete. This project is subject to the March 29, 2019 settlement agreement described above. We estimated the portion of this settlement related to waiver of the rejection right on the fifth loss contract was $81.1 million, which was recorded in the fourth quarter of 2018 as a reduction in the selling price. We continue to pursue claims against subcontractors. Under the settlement, our remaining performance obligations were limited to construction support services to complete certain key systems of the plant by May 31, 2019. The settlement also eliminated all historical claims and remaining liquidated damages. Remaining items at December 31, 2020 primarily related to subcontract close outs and other finalization items under the terms of the settlement. During the year ended December 31, 2020, our estimated loss on the contract improved by $0.4 million. Our estimate at completion as of December 31, 2020, includes $14.7 million of total expected liquidated damages due to schedule delays. Our estimates at completion as of December 31, 2020 also include contractual bonus opportunities for guaranteed higher power output and other performance metrics. As of December 31, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. During the year ended December 31, 2019, our estimated loss on the contract improved by $5.6 million inclusive of warranty. As of December 31, 2019, this contract had $2.4 million of accrued losses and was approximately 98% complete.

•The sixth contract, a waste-to-energy plant in the United Kingdom, became a loss contract in 2017. As of December 31, 2020, this contract was approximately 100% complete. The contract is in the warranty phase. During the year ended December 31, 2020, our estimated loss on the contract improved by $1.5 million, inclusive of warranty. Our estimate at completion as of December 31, 2020 includes $20.6 million of total expected liquidated damages due to schedule delays. As of December 31, 2020, we expect no future charges due to this contract and, accordingly, we have no reserve for estimated contract losses. In the year ended December 31, 2019, we revised our revenue and costs at completion for this contract, which resulted in additional contract losses of $2.5 million related to matters encountered in completing punch list items. As of December 31, 2019, this contract had $0.3 million of accrued losses and was approximately 99% complete.

In the fourth quarter of 2019, one of our other B&W Renewable energy contracts turned into a loss contract (estimate loss of $0.2 million) due to the extension of time and other start-up costs associated with the completion of the trial operations run and turnover to the client. This contract was turned over to the client in October 2019. During the years ended December 31, 2020 and 2019, we recognized additional charges of $2.5 million and $3.4 million, respectively, on this contract.

In September 2017, we identified the failure of a structural steel beam on the fifth contract, which stopped work in the boiler building and other areas pending corrective actions to stabilize the structure. Provisional regulatory approval to begin structural repairs to the failed beam was obtained on March 29, 2018 (later than previously estimated), and full approval to proceed with repairs was obtained in April 2018. Full access to the site was obtained on June 6, 2018 after completion of the repairs to the structure. The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on the second and fourth contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays that lasted until late January 2018. The total costs related to the structural steel issues on these three contracts, including contract delays, are estimated to be approximately $36 million, which is included in the December 31, 2020 estimated losses at completion for these three contracts. We continue to pursue recovery of this cost from responsible subcontractors. In June 2019, we agreed in principle to a settlement agreement under one insurance policy related to recover GBP 2.8 million ($3.5 million) of certain losses on the fifth project; which our insurer paid us in September 2019.

In October 2020, we entered into a settlement agreement with an insurer under which we received a settlement of $26.0 million to settle claims in connection with five of six European B&W Renewable EPC loss contracts disclosed above. We recognized this loss recovery of $26.0 million as a reduction of our Cost of operations in our Consolidated Statements of Operations. On October 23, 2020, we received $26.0 million of gross proceeds under the settlement agreement. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

The Company is continuing to pursue other potential loss recoveries and claims where appropriate and available.

Other B&W Renewable Contract Settlement

In March 2019, we entered into a settlement in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The £5.0 million (approximately $6.6 million) payment on April 5, 2019 for the settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.

B&W Environmental Loss Contracts

At December 31, 2020, the B&W Environmental segment had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the years ended December 31, 2020 and 2019, we recorded $1.3 million and $5.6 million in net losses, respectively, resulting from changes in estimated revenue and cost to complete these two loss contracts.

At December 31, 2020, construction and procurement are complete on the first loss contract. Overall, the contract is approximately 100% complete as of 2020 with only warranty obligations remaining. As of December 31, 2020, we have no reserve for estimated contract losses. As of December 31, 2019, this contract had accrued losses of $0.1 million and was approximately 99% complete. Construction is being performed by the B&W Thermal segment, but the contract loss is included in the B&W Environmental segment.

At December 31, 2020, the design and procurement are nearing completion on the second loss contract. Overall, the contract is approximately 99% complete and final completion is expected to be in the first quarter of 2021. During the year ended December 31, 2020, we recognized additional contract losses of $1.3 million on this contract due to issues with the seismic design and fan screens. As of December 31, 2020, the reserve for estimated contract losses recorded in other accrued liabilities in our Consolidated Balance Sheets was $0.1 million related to this contract. In the year ended December 31, 2019, we recognized additional contract losses of $3.3 million on this contract due to issues with seismic design and fan screens. As of December 31, 2019, this contract had accrued losses of $0.9 million and was 87% complete.

NOTE 6 – INVENTORIES

The components of inventories are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Raw materials and supplies	$46,659	$42,685
Work in progress	8,195	7,502
Finished goods	12,307	12,916
Total inventories	$67,161	$63,103

NOTE 7 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment, and finance lease less accumulated depreciation is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Land	$1,584	$2,998
Buildings	34,207	84,005
Machinery and equipment	151,399	154,016
Property under construction	5,336	6,204
	192,526	247,223
Less accumulated depreciation	135,925	180,562
Net property, plant and equipment	56,601	66,661
Finance lease	30,551	30,405
Less finance lease accumulated amortization	2,074	13
Net property, plant and equipment, and finance lease	$85,078	$97,053

In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio and $4.9 million of accelerated depreciation was recognized during the year ended December 31, 2019.

NOTE 8 – GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of December 31, 2020 after giving effect to the reallocation of our goodwill across our new reportable segments as more fully described below:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2019	$10,169	$5,652	$31,339	$47,160
Currency translation adjustments	42	21	140	203
Balance at December 31, 2020	$10,211	$5,673	$31,479	$47,363

Goodwill is tested for impairment annually and when impairment indicators exist. No impairment was recorded during the years ended December 31, 2020 and December 31, 2019. Because the B&W Thermal, B&W Construction Co., LLC, B&W Renewable and B&W Environmental reporting units each had negative carrying values, reasonable changes in assumptions would not indicate impairment.

In conducting the annual impairment test for goodwill, the Company has the option to first assess qualitative factors to determine whether it is more likely than not the fair value of any reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines an impairment is more likely than not, the Company is required to perform a quantitative impairment test. Otherwise, no further analysis is required. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.

During the annual goodwill impairment testing as of October 1, 2020, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. Based on the assessment of qualitative factors, including the fact that the company had performed a quantitative impairment test as of September 30, 2020, it was determined that it is not more likely than not the fair value of any reporting unit was less than its carrying amount. No impairment charges were recorded as a result of the qualitative testing performed.

On September 30, 2020, the previous Babcock & Wilcox and Babcock & Wilcox Construction Co., LLC reporting units became the B&W Thermal and B&W Construction Co., LLC reporting units, respectively, within the Babcock & Wilcox Thermal operating segment. The Company also identified the B&W Renewable and B&W Environmental reporting units related to the transfer of businesses from the former Babcock & Wilcox reporting unit to the Babcock & Wilcox Renewable and Babcock & Wilcox Environmental operating segments. Consequently, the Company re-allocated goodwill between the affected reporting units based on their relative fair values and compared the carrying value to the fair value of each impacted reporting unit. In conjunction with the changes mentioned above, the Company determined that this represented a triggering event for an interim goodwill assessment and performed a goodwill impairment test of the impacted reporting units on a before and after basis and based on the assessment, as of September 30, 2020, concluded that the fair value of the impacted reporting units exceeded their carrying values. Accordingly, no impairment was indicated during the interim assessment, as of September 30, 2020.

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

No impairment indicators were identified during 2019.

NOTE 9 – INTANGIBLE ASSETS

Our intangible assets are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Definite-lived intangible assets
Customer relationships	$24,862	$24,440
Unpatented technology	15,713	14,917
Patented technology	2,642	2,598
Tradename	13,088	12,372
All other	9,262	9,225
Gross value of definite-lived intangible assets	65,567	63,552
Customer relationships amortization	(19,537)	(18,616)
Unpatented technology amortization	(6,751)	(5,245)
Patented technology amortization	(2,593)	(2,476)
Tradename amortization	(4,831)	(4,257)
All other amortization	(9,252)	(8,963)
Accumulated amortization	(42,964)	(39,557)
Net definite-lived intangible assets	$22,603	$23,995
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$23,908	$25,300

The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$25,300	$30,793
Amortization expense	(3,406)	(4,274)
Currency translation adjustments and other	2,014	(1,219)
Balance at end of the period	$23,908	$25,300

Amortization of intangible assets is included in cost of operations and SG&A in our Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2021	$3,369
Year ending December 31, 2022	3,323
Year ending December 31, 2023	3,322
Year ending December 31, 2024	3,250
Year ending December 31, 2025	2,661
Thereafter	6,678

Long-lived assets, including definite-lived intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount might not be recoverable. The circumstances leading to the first quarter interim goodwill assessment as described in Note 8 also triggered an evaluation of long-lived assets, including intangible assets. The Company performed an analysis as required by ASC 360-10-35 to assess the recoverability of other long-lived assets in its B&W Renewable and B&W Environmental asset groups. With respect to these asset groups the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of both the B&W Vølund and B&W SPIG asset groups and no impairment was indicated during the first quarter of 2020.
Interim impairment testing was performed for the B&W Renewable and B&W Environmental asset groups due to continued net operating losses and significant decreases in revenues experienced during 2019. In our interim test as of September 30, 2019, the sum of the undiscounted cash flows and the residual value of the primary assets exceeded the carrying value of both the B&W Renewable and B&W Environmental asset groups and no impairment was indicated.

As of December 31, 2020 and 2019, the B&W Vølund asset group had $0.5 million and $1.1 million of identifiable intangible assets, net of accumulated amortization, respectively.

As of December 31, 2020 and 2019, the B&W SPIG asset group had $21.1 million and $21.6 million of identifiable intangible assets, net of accumulated amortization, respectively.
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

NOTE 10 – LEASES

Accounting for Leases

We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, operating lease liabilities and non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in net property, plant and equipment, and finance lease, other accrued liabilities and other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which we recognize when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new leased office space in Akron, Ohio as described in Note 7. The lease is classified as a finance lease and has an initial term of fifteen years, with an option to extend up to two additional ten-year terms and no option of early termination. As we are not reasonably certain to exercise the option to extend the lease beyond the initial base term, only payments related to the initial term were included in the initial ROU asset. Base rent will increase two percent annually, making the total future minimum payments during the initial term of the lease approximately $51.6 million as of December 31, 2020. Based upon an initial term of fifteen years, an incremental borrowing rate of 8% was used to determine the ROU asset, as no implicit rate was identified in the lease agreement. We recorded a $28.3 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities in other accrued liabilities and other non-current finance liabilities in the Consolidated Balance Sheets as of December 31, 2020.

We have operating and finance leases for real estate, vehicles, and certain equipment. Our leases have remaining lease terms of up to 15 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense included on our Consolidated Statements of Operations were as follows:

		Year ended December 31,	Year ended December 31,
(in thousands)	Classification	2020	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$5,736	$6,624
Short-term lease expense	Selling, general and administrative expenses	1,960	6,575
Variable lease expense (1)	Selling, general and administrative expenses	1,973	2,349
Total operating lease expense		$9,669	$15,548

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$2,061	$13
Interest on lease liabilities	Interest expense	2,452	14
Total finance lease expense		$4,513	$27

Sublease income (2)	Other – net	$(86)	$(67)
Net lease cost		$14,096	$15,508
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Year ended December 31,	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,603	$6,578
Operating cash flows from finance leases	2,452	14
Financing cash flows from finance leases	(13)	(12)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,629	$3,014
Finance leases	$146	$30,404

Weighted-average remaining lease term:
Operating leases (in years)	3.1	3.4
Finance leases (in years)	13.9	15.0
Weighted-average discount rate:
Operating leases	9.26%	9.27%
Finance leases	8.00%	8.00%

Amounts relating to leases were presented on our Consolidated Balance Sheets as of December 31, 2020 and 2019 in the following line items:

(in thousands)
Assets:	Classification	December 31, 2020	December 31, 2019
Operating lease assets	Right-of-use assets	$10,814	$12,498
Finance lease assets	Net property, plant and equipment, and finance lease	28,477	30,392
Total non-current lease assets		$39,291	$42,890

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,995	$4,323
Finance lease liabilities	Other accrued liabilities	886	(38)
Non-current
Operating lease liabilities	Non-current operating lease liabilities	7,031	8,388
Finance lease liabilities	Non-current finance lease liabilities	29,690	30,454
Total lease liabilities		$41,602	$43,127

Future minimum lease payments required under non-cancellable leases as of December 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Year ending December 31, 2021	$4,783	$3,278	$8,061
Year ending December 31, 2022	3,509	3,342	6,851
Year ending December 31, 2023	2,394	3,408	5,802
Year ending December 31, 2024	1,424	3,473	4,897
Year ending December 31, 2025	315	3,498	3,813
Thereafter	7	34,787	34,794
Total	$12,432	$51,786	$64,218
Less imputed interest	(1,406)	(21,210)	(22,616)
Lease liability	$11,026	$30,576	$41,602

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$33,376	$45,117
Additions	11,912	9,557
Expirations and other changes	(8,391)	(7,622)
Payments	(13,916)	(12,446)
Translation and other	2,418	(1,230)
Balance at end of period	$25,399	$33,376

We accrue estimated expense included in cost of operations on our Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty cost is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows. Warranty expense in the year ended December 31, 2019 includes $3.9 million of warranty reversal related to developments stemming from the March 29, 2019 settlement agreement for the B&W Renewable EPC loss contracts described in Note 5.
NOTE 12 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in 2019 and 2020. The charges primarily consist of severance costs related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2020, these charges also include actions taken to address to impact of COVID-19 on our business.

The following tables summarize the restructuring activity incurred by segment:

	Year ended December 31,			Year ended December 31,
	2020			2019
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$5,926	$4,537	$1,389	$2,233	$2,176	$57
B&W Environmental segment	745	293	452	2,000	1,888	112
B&W Thermal segment	4,725	1,962	2,763	3,040	2,791	249
Corporate	453	(52)	505	4,434	3,566	868
	$11,849	$6,740	$5,109	$11,707	$10,421	$1,286

Cumulative costs to date	$40,314	$33,213	$7,101
(1) Other amounts consist primarily of exit, spin-off, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in other accrued liabilities on our Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$5,359	$7,359
Restructuring expense	11,849	11,707
Payments	(9,062)	(13,707)
Balance at end of period	$8,146	$5,359

As of December 31, 2020, approximately $4.0 million in severance payments were made related to restructuring charges. Accrued restructuring liabilities at December 31, 2020 and 2019 relate primarily to employee termination benefits. In the fourth quarter of 2020, as part of the Company's continuing integration of worldwide teams, we accrued $3.5 million of employee severance and related costs. Restructuring liabilities are included in other accrued liabilities on our Consolidated Balance Sheets.

Additional charges may be recognized in future periods related to the actions described above, the timing and amount of which are not known at this time.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “U.S. Plan”), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan ceased. As of December 31, 2020, and 2019, approximately 85 and 100 hourly union employees continue to accrue benefits under the U.S. Plan, respectively.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. In 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. As part of the spin-off transaction, we split the Canadian defined benefit plans from BWXT, which was completed in 2017. We did not present these plans as multi-employer plans because our portion was separately identifiable, and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

We also sponsor the Diamond Power Specialty Limited Retirement Benefits Plan (the “U.K. Plan”) through our subsidiary. Benefit accruals under this plan ceased effective November 30, 2015. We have accounted for the GMP equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years, ending December 31, 2033.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$1,218,968	$1,140,127	$12,134	$14,019
Service cost	792	778	19	15
Interest cost	33,267	43,312	288	424
Plan participants’ contributions	—	—	160	180
Curtailments	—	—	—	—
Settlements	—	115	—	—
Amendments	—	—	—	—
Actuarial loss (gain)	108,623	114,125	478	(1,200)
Gain due to transfer	—	—	—	—
Foreign currency exchange rate changes	1,615	2,007	33	66
Benefits paid	(79,246)	(81,496)	(1,310)	(1,370)
Benefit obligation at end of period	$1,284,019	$1,218,968	$11,802	$12,134
Change in plan assets:
Fair value of plan assets at beginning of period	$974,117	$871,925	$—	$—
Actual return on plan assets	148,100	177,560	—	—
Employer contribution	2,892	4,049	1,150	1,191
Plan participants' contributions	—	—	160	180
Transfers	—	—	—	—
Foreign currency exchange rate changes	1,783	2,079	—	—
Benefits paid	(79,246)	(81,496)	(1,310)	(1,371)
Fair value of plan assets at the end of period	1,047,646	974,117	—	—
Funded status	$(236,373)	$(244,851)	$(11,802)	$(12,134)
Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,163)	$(1,153)	$(1,399)	$(1,683)
Accumulated postretirement benefit obligation	—	—	(10,403)	(10,451)
Pension liability	(241,889)	(248,821)	—	—
Prepaid pension	6,679	5,123	—	—
Accrued benefit liability, net	$(236,373)	$(244,851)	$(11,802)	$(12,134)
Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$557	$643	$3,046	$1,962
Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,219,129	$1,159,083	$—	$—
Accumulated benefit obligation	$1,219,129	$1,159,083	$11,802	$12,134
Fair value of plan assets	$976,078	$909,110	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$64,890	$59,885	$—	$—
Accumulated benefit obligation	$64,890	$59,885	$—	$—
Fair value of plan assets	$71,568	$65,007	$—	$—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Year ended December 31,		Year ended December 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$33,267	$43,312	$288	$424
Expected return on plan assets (3)	(61,322)	(55,717)	—	—
Amortization of prior service cost	97	142	(1,084)	(2,157)
Recognized net actuarial loss (gain)	22,676	(7,603)	478	(1,201)
Benefit plans, net (1)	(5,282)	(19,866)	(318)	(2,934)
Service cost included in COS (2)	792	778	19	15
Net periodic benefit cost (benefit)	$(4,490)	$(19,088)	$(299)	$(2,919)
(1)    Benefit plans, net, which is presented separately in the Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within cost of operations in the Consolidated Statement of Operations and is allocated to the B&W Thermal segment.
(3) Expected return on plan assets includes $0.8 million related to interest incurred for deferred contribution payments.

Recognized net actuarial loss (gain) consists primarily of our reported actuarial loss (gain), curtailments, settlements, and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were losses (gains) of $23.2 million and $(8.8) million in the years ended December 31, 2020 and 2019, respectively. The recognized net actuarial loss (gain) was recorded in Benefit plans, net in our Consolidated Statements of Operations.

Settlements are triggered in a plan when the distributions exceed the sum of the service cost and interest cost of the respective plan. Lump sum payments from our Canadian Plans resulted in plan settlements of a $0.1 million loss during 2019. The settlements themselves were not material, but they triggered interim MTM remeasurements of the Canadian Plan's assets and liabilities, resulting in a $0.6 million loss during 2019. Both the settlements and the MTM remeasurements are reflected in the Recognized net actuarial loss (gain) in the table above and are included in our Consolidated Statements of Operations in the Benefit plans, net line item.

Assumptions

	Pension Benefits		Other Benefits
	Year ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	2.50%	3.25%	1.97%	2.99%
Rate of compensation increase	0.08%	0.07%	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	3.23%	4.28%	1.97%	2.99%
Expected return on plan assets	6.63%	6.66%	—	—
Rate of compensation increase	0.08%	0.07%	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.89% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2020).

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2020 and 2019, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 17% and 23%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2020	2019
Asset category:
Commingled and mutual funds	41%	68%
United States government securities	16%	30%
Corporate stocks	5%	—%
Venture capital	18%	—%
Hedge funds	13%	—%
Cash and accrued items	7%	2%
The target asset allocation for the Master Trust as of December 31, 2020 was 54% of alternative, liquid credit and direct lending funds, 22% of fixed income securities, and 24% of equity and other investments. As of December 31, 2019, the target allocation was 65% of commingled and mutual funds and 35% of fixed income investments. We routinely reassess the target asset allocation with a goal of better aligning the timing of expected cash flows from those assets to the anticipated timing of benefit payments.
Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the U.K. Plan. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2020	2019
Asset category:
Commingled and mutual funds	35%	30%
Fixed income	62%	68%
Other	3%	2%

The target allocation for 2020 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset class:
United States equity	23%	6%
Global equity	27%	6%
Fixed income and other	50%	88%
Fair value of plan assets
See Note 21 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled “obligations and funded status”. The following is a summary of total investments for our plans measured at fair value:

(in thousands)	Year ended December 31, 2020	Level 1	Level 2	Level 3
Commingled and mutual funds	$429,101	$402,935	$26,166	$—
United States government securities	160,488	160,488	—	—
Fixed income	44,604	—	44,604	—
Equity	45,539	45,539	—	—
Venture capital	56,719	—	—	56,719
Cash and accrued items	69,822	69,822	—	—
Investments measured at fair value	$806,273	$678,784	$70,770	$56,719
Investments measured at net asset value	241,568
Pending trades	(195)
Total pension and other postretirement benefit assets	$1,047,646

(in thousands)	Year ended December 31, 2019	Level 1	Level 2	Level 3
Commingled and mutual funds	$531,823	$—	$531,823	$—
United States government securities	271,272	—	271,272	—
Fixed income	39,625	—	39,625	—
Cash and accrued items	21,548	729	20,819	—
Investments measured at fair value	$864,268	$729	$863,539	$—
Investments measured at net asset value	109,849
Total pension and other postretirement benefit assets	$974,117

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2021	$45,605	$1,225	$1,502	$174
Expected benefit payments (1):
2021	$75,113	$1,225	$2,623	$174
2022	74,688	1,131	2,660	152
2023	74,099	1,041	2,666	143
2024	73,356	953	2,740	132
2025	72,386	870	2,885	121
2026-2030	340,845	3,251	15,135	460
(1)    Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $4.0 million and $5.2 million during the years ended December 31, 2020 and 2019, respectively. Expected employer contributions to trusts of defined benefit plans above reflect relief granted under pension contribution waivers, which deferred minimum pension contributions for approximately one year to then be repaid over a five-year period.

On October 1, 2020 we received IRS approval of our temporary hardship waiver request for our pension and other postretirement benefit plans' contribution for the 2019 Plan year. Pursuant to the provisions of the waiver granted by the IRS related to the 2018 Plan year, we were required to resume quarterly contributions on April 15, 2020 equal to the required quarterly contributions to the Plan. The 2019 Plan year deferred contribution of $23.7 million is allowed to be funded over the next five years.

On March 27, 2020, the CARES Act was signed into law and among other things, provides deferral of certain U.S. pension plan contributions until January 1, 2021. This was updated to allow payments due on January 1, 2021 to be considered timely made no later than January 4, 2021. We elected to defer the contribution payments of $5.5 million each for the 2020 Plan year that would have been made on April 15, 2020 and July 15, 2020 and October 15, 2020, respectively. In addition, we elected to defer the contribution payments of $1.1 million for the 2018 waiver for the 2019 Plan year and $23.7 million for the 2019 Plan year that were both due on September 15, 2020.

The total funding contributions of approximately $46.0 million originally estimated for 2020 includes $1.1 million for the 2018 waiver payment for the 2019 Plan year, $23.7 million for the 2019 Plan year, $16.5 million for the 2020 Plan year and $4.5 million related to other non-qualified pension plans, non-U.S. pension plans and other postretirement benefits plans.

In January 2021, we made contributions of $22.0 million for the 2020 Plan year and $1.1 million for the 2018 waiver payment for the 2019 Plan year and $0.4 million of interest as required per the CARES Act deferral.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions of 50% of the first 8% of the participants' compensation. These matching employer contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $1.0 million and $3.1 million in the years ended December 31, 2020 and 2019, respectively.

Also, our salaried Canadian employees are provided with a defined contribution plan. The amount charged to expense for employer contributions was approximately $0.3 million and $0.3 million in the years ended December 31, 2020 and 2019, respectively.

Multi-employer plans

One of our subsidiaries in the B&W Thermal segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
					2020	2019
		2020	2019		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Red	Yes	$4.0	$7.5	No	Described Below
All other					0.9	4.9
					$4.9	$12.4

Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust (the “Boilermaker Plan”) is under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the Boilermaker Plan. All other contributions expense for all periods included in this report represents multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 14 – REVOLVING DEBT

Our revolving debt is comprised of a revolving credit facility in the U.S. totaling $164.3 million and $179.0 million at December 31, 2020 and 2019, respectively.

On May 11, 2015, we entered into the Amended Credit Agreement with a syndicate of lenders in connection with our spin-off from The Babcock & Wilcox Company (now BWX Technologies, Inc. or “BWXT”) which governs the U.S. Revolving Credit Facility and the Last Out Term Loans. Since June 2016, we have entered into a number of waivers and amendments to the Amended Credit Agreement, including several to avoid default under the financial and other covenants specified in the Amended Credit Agreement.

A&R Credit Agreement

On May 14, 2020, we entered into an agreement with our lenders amending and restating the Amended Credit Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement refinances and extends the maturity of our U.S. Revolving Credit Facility and Last Out Term Loans.

Under the A&R Credit Agreement, B. Riley has committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the Amended Credit Agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans will be used to pay transaction fees and expenses and repay outstanding borrowings under the U.S. Revolving Credit Facility. Proceeds from the additional $40.0 million of term loans will be used to repay outstanding borrowings under the U.S. Revolving Credit Facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

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
(ii)    the interest rate for loans under the U.S. Revolving Credit Facility remained the same at LIBOR plus 7% or base rate (as defined in the A&R Credit Agreement) plus 6%. These margins will be reduced by 2% if commitments under the U.S. Revolving Credit Facility are reduced to less than $200.0 million. The fee for letters of credit is set at 4%;
(iii)    the interest rate for all Last Out Term Loans is set at 12%;
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
(v)    the amount of revolving loans and letters of credit available in currencies other than U.S. dollars are capped at $125.0 million through April 30, 2021 and step down to $110.0 million on May 1, 2021; and
(vi)    the amount of financial letters of credit is capped at $75.0 million, and the amount of all letters of credit is capped at $190.0 million through April 30, 2021 and step down to $175.0 million on May 1, 2021 (the “L/C Sublimit”).

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

Events of default under the A&R Credit Agreement are substantially consistent with the Amended Credit Agreement, except that B. Riley’s failure to fund any of its additional Last Out Term Loans committed under the A&R Credit Agreement will constitute an event of default.

In connection with the A&R Credit Agreement, the Company has incurred certain customary amendment and commitment fees, a portion of which will be deferred pursuant to the terms of the A&R Credit Agreement along with certain previously deferred fees incurred under the Amended Credit Agreement.

On October 30, 2020, we entered into A&R Amendment No. 1 with Bank of America, N.A. A&R Amendment No. 1, among other matters, (i) provides that, under the A&R Credit Agreement, the “Commitment Reduction Amount” shall be an amount equal to (a) for any “Prepayment Event” relating to a “Recovery Event” (each as defined under the A&R Credit Agreement), 50% of the net cash proceeds with respect to such Prepayment Event, and (b) with respect to any other Prepayment Event under the A&R Credit Agreement, the net cash proceeds with respect to such Prepayment Event, and (ii) establishes new financial covenants for interest coverage ratios and senior leverage ratios.

As of December 31 , 2020, the future minimum interest coverage ratios under our A&R Credit Agreement are as follows:
•0.50:1.00 for the quarter ending March 31, 2021
•0.80:1.00 for the quarter ending June 30, 2021
•1.00:1.00 for the quarter ending September 30, 2021
•1.10:1.00 for the quarter ending December 31, 2021
•1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

As of December 31 , 2020, the future maximum permitted senior leverage ratios under our A&R Credit Agreement are as follows:
•7.75:1.00 for the quarter ending March 31, 2021
•4.25:1.00 for the quarter ending June 30, 2021
•3.75:1.00 for the quarter ending September 30, 2021
•3.00:1.00 for the quarter ending December 31, 2021
•2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

Amendments to the A&R Credit Agreement - Subsequent Events

On February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America. A&R Amendment No. 2, among other matters, (i) permits the issuance of the Senior Notes in the 2021 senior notes offering described above, (ii) permits the deemed prepayment of $35 million of our Tranche A term loan with $35 million principal amount of Senior Notes, (iii) provides that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5 million of certain previously deferred facility fees will be paid by the Company.

On March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit, as described in Note 25.

U.S. Revolving Credit Facility

As of December 31, 2020, the U.S. Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate amount of up to $306.2 million, as amended and adjusted for completed asset sales and other transactions. The proceeds from loans under the U.S. Revolving Credit Facility are available for working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes, and the full amount is available to support the issuance of letters of credit, subject to the limits specified in the agreement.

At December 31, 2020, borrowings under the U.S. Revolving Credit Facility consisted of $164.3 million at a weighted average interest rate of 7.46%. Usage under the U.S. Revolving Credit Facility consisted of $164.3 million of revolving loan borrowings, $22.0 million of financial letters of credit and $86.2 million of performance letters of credit. At December 31, 2020, we had approximately $33.7 million available to meet letter of credit and borrowing requirements based on our overall facility size.

On October 23, 2020, we received $26.0 million under the settlement agreement described in Note 5. As required by the Company’s U.S. Revolving Credit Facility, 50% of the net proceeds (gross proceeds less costs) or $8.0 million of the settlement received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility in October 2020.

U.S. Revolving Credit Facility - Subsequent Events

On February 12, 2021, we received gross proceeds of $125 million from the 2021 Senior Notes offering. As required by the Company’s U.S. Revolving Credit Facility, 75% of the gross proceeds or $93.8 million received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility as of February 12, 2021.

Also on February 16, 2021, we prepaid $167.1 million towards the outstanding U.S. Revolving Credit Facility.

As of March 4, 2021, effective with Amendment No. 3 to the A&R Credit Agreement described above, the U.S. Revolving Credit Facility provides for an aggregate letters of credit amount of up to $130 million, as described in Note 25.

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

In connection with the B. Riley Guaranty, the Company entered into a fee letter with B. Riley pursuant to which the Company agreed to pay B. Riley a fee of $3.9 million (the “B. Riley Guaranty Fee”). On June 8, 2020, the Company issued

1,712,479 unregistered shares of Common Stock to B. Riley and certain of its affiliates in settlement of the B. Riley Guaranty Fee in connection with the Fee and Interest Equitization Agreement discussed below.

Fee and Interest Equitization Agreement

In connection with the B. Riley Guaranty, the Company entered into a Fee and Interest Equitization Agreement (the “Equitization Agreement”) with B. Riley and, solely for certain limited purposes under the Equitization Agreement, B. Riley FBR, Inc.

The Equitization Agreement provides that, in lieu of receiving (a) $13.4 million of interest payments with respect to Last Out Term Loans under the A&R Credit Agreement between May 14, 2020 and December 31, 2020 (the “Equitized Interest Payments”) and (b) the B. Riley Guaranty Fee (the “Equitized Fee Payment” and, together with the Equitized Interest Payments, the “Equitized Fees and Interest Payments”), B. Riley will receive unregistered shares of the Company’s Common Stock.

Under the Equitization Agreement, B. Riley will receive a number of shares of unregistered common stock equal to (i) the aggregate dollar value of the Equitized Fees and Interest Payments divided by (ii) the Conversion Price. For purposes of the Equitization Agreement, the “Conversion Price” means the average volume weighted average price of the common stock over 15 consecutive trading days beginning on and including May 15, 2020 (the “Measurement Period”), subject to customary adjustments. On June 5, 2020, the conversion price was calculated at $2.2774 per share.

On December 31, 2020, September 30, 2020 and June 30, 2020, the Company issued 2,379,376, 2,334,002 and 1,192,371 unregistered shares of Common Stock, respectively, to B. Riley and certain of its affiliates in settlement of the quarterly interest payable in connection with the Equitization Agreement discussed above.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of December 31, 2020 and 2019 was $84.5 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $32.0 million as of December 31, 2020. Of the letters of credit issued under the U.S. Revolving Credit Facility, $34.9 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2020, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $280.9 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping surety bonds was $34.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 15 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

	December 31, 2020
(in thousands)	A-3	A-4	A-6	Total
Proceeds (1)	$101,660	$30,000	40,000	$171,660
Discount and fees	8,650	—	—	8,650
Paid-in-kind interest	3,020	—	—	3,020
Net debt balance	$113,330	$30,000	$40,000	$183,330
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

A debt modification with the same borrower that results in substantially different terms is accounted for as an extinguishment of the existing debt and a reborrowing of new debt. An extinguishment gain or loss is then recognized based on the fair value of the new debt as compared to the carrying value of the extinguished debt. The Company recognized a loss on debt extinguishment of $6.2 million in 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan.

On December 31, 2020, September 30, 2020 and June 30, 2020, the Company issued 2,379,376, 2,334,002, and 1,192,371 unregistered shares of common stock to B. Riley in settlement of the Last Out Term Loans' quarterly interest payable in connection with the Fee and Interest Equitization Agreement further discussed in Note 14.

The total effective interest rate of Tranche A-3, Tranche A-4 and Tranche A-6 was 12.0% on December 31, 2020. Interest expense associated with the Last Out Term Loans is detailed in Note 16.

As of December 31, 2020, the Last Out Term Loans are presented as a non-current liability in our Consolidated Balance Sheets as a result of the extension of their maturity dates to December 30, 2022 granted under the A&R Credit Agreement. As of December 31, 2019, the Last Out Term Loans are presented as a current liability in our Consolidated Balance Sheets as a result of limited waivers granted to maintain compliance with the covenants in the prior Amended Credit Agreement.

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

Tranche A-3

Under Amendment No. 16 to our previous Amended Credit Agreement, we borrowed $150.0 million face value from B. Riley, a related party, under a Tranche A-3 of Last Out Term Loans. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European B&W Renewable loss projects as described in Note 5, with the remainder used for working capital and general corporate purposes.

Interest rates for Tranche A-3 are described above. Tranche A-3 may be prepaid, subject to the subordination provisions under the previous Amended Credit Agreement as described above, but not re-borrowed. As part of the Equitization Transactions, the total prepayment of principal of Tranche A-3 of the Last Out Term Loans was $39.7 million.

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

As of January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 and received net proceeds of $26.3 million after paying total fees of $3.7 million related to amendment No. 20 described above.

Tranche A-5

On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 of Last Out Term Loans to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of March 8, 2021, no borrowings have occurred under Tranche A-5.

Tranche A-6

The A&R Credit Agreement provided us with up to $70.0 million of additional funding in the form of Tranche A-6 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 14. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company. The remaining $5.0 million will be available upon request by the Company.

On November 30, 2020, we borrowed $10.0 million face value of the Tranche A-6 and received gross proceeds of $10.0 million pursuant to the terms of the A&R Credit Agreement which required the proceeds to be applied as a permanent reduction of the U.S. Revolving Credit Facility.

Tranche A-7

The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7 Last Out Term Loans from B. Riley, a related party, as more fully described in Note 14. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of March 8, 2021, no borrowings have occurred under Tranche A-7.

Last Out Term Loans - Subsequent Events

On February 12, 2021, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-6. The interest rate on the remaining Last Out Term Loan Tranche A balances has been reduced to 6.625% from 12.0%, as described in Note 25.

On March 4, 2021, effective with the execution of Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans, as described in Note 25.

NOTE 16 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Consolidated Statements of Operations consisted of the following components:

	Year ended December 31,
(in thousands)	2020	2019
Components associated with borrowings from:
U.S. Revolving Credit Facility	$13,988	$15,639
Last Out Term Loans - cash interest	6,140	11,207
Last Out Term Loans - equitized interest	13,450	—
Last Out Term Loans - paid-in-kind interest	—	5,964
	33,578	32,810
Components associated with amortization or accretion of:
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	14,811	31,567
U.S. Revolving Credit Facility - contingent consent fee for Amendment 16	—	13,879
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	1,660	5,064
Last Out Term Loans - discount and financing fees	3,183	10,580
	19,654	61,090

Other interest expense	6,564	1,001

Total interest expense	$59,796	$94,901

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Consolidated Balance Sheets that sum to the total of the same amounts in the Consolidated Statements of Cash Flows:

	Year ended December 31,
(in thousands)	2020	2019
Held by foreign entities	$38,726	$38,921
Held by U.S. entities	18,612	4,851
Cash and cash equivalents of continuing operations	57,338	43,772

Reinsurance reserve requirements	4,551	9,318
Bank guarantee collateral	2,665	—
Restricted foreign accounts	2,869	3,851
Restricted cash and cash equivalents	10,085	13,169
Total cash, cash equivalents and restricted cash of continuing operations shown in the Consolidated Statements of Cash Flows	$67,423	$56,941

Our U.S. Revolving Credit Facility described in Note 14 allows for nearly immediate borrowing of available capacity to fund cash requirements in the normal course of business, meaning that the minimum United States cash on hand is maintained to minimize borrowing costs.

The following cash activity is presented as a supplement to our Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Year ended December 31,
(in thousands)	2020	2019
Income tax payments, net	$6,960	$3,873

Interest payments on our U.S. Revolving Credit Facility	$11,675	$14,715
Interest payments on our Last Out Term Loans	6,140	12,220
Total cash paid for interest	$17,815	$26,935

NOTE 17 – STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2020. The following table summarizes activity for outstanding stock options for the year ended December 31, 2020:

(share data in thousands)	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	396	$106.56
Granted	—	—
Exercised	—	—
Cancelled/expired/forfeited	(56)	96.90
Outstanding at end of period	340	$107.84	4.61	$—
Exercisable at end of period	340	$107.84	4.61	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2020 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2,029	$4.97
Granted	1,168	2.56
Vested	(544)	4.93
Cancelled/forfeited	(163)	7.00
Non-vested at end of period	2,490	$3.77

As of December 31, 2020, total compensation expense not yet recognized related to non-vested restricted stock units was $4.1 million and the weighted-average period in which the expense is expected to be recognized is 0.8 years.

Performance-based restricted stock units

Performance-based restricted stock units activity for the year ended December 31, 2020 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	47	$70.06
Granted	1,275	2.50
Vested	—	—
Cancelled/forfeited	(47)	78.57
Non-vested at end of period	1,275	$2.50

As of December 31, 2020, total compensation expense not yet recognized related to non-vested performance-based restricted stock units was $3.0 million and the weighted-average period in which the expense is expected to be recognized is 1.9 years.

Performance-based, cash settled units

Cash-settled performance units activity for the year ended December 31, 2020 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	24	$18.78
Granted	—	—
Vested	(19)	2.41
Cancelled/forfeited	(3)	102.28
Non-vested at end of period	2	$140.30

Stock Appreciation Rights

In December 2018, we granted stock appreciation rights to certain employees (“Employee SARs”) and to a non-employee related party, BRPI Executive Consulting, LLC (“Non-employee SARs”). The Employee SARs and Non-employee SARs both expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, the Employee SARs and Non-employee SARs may be exercised within 10 business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs are issued under the Fourth Amended and Restated 2015 LTIP, and Non-employee SARs are issued under a Non-employee SARs agreement. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Risk-free interest rate	0.74%	1.89%
Expected volatility	50%	46%
Expected life in years	7.72	8.71
Suboptimal exercise factor	2.0x	2.0x

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

The following table presents the changes in our outstanding employee SARs and non-employee SARs for the year ending December 31, 2020 and the associated weighted-average values:

(share data in thousands)	Number of employee SARs	Number of non-employee SARs	Total number of SARs	Weighted-average value	Weighted-average exercise price
Non-vested at beginning of period	168	844	1,012	$0.51	$23.44
Granted	—	—	—	—	—
Vested	(168)	(844)	(1,012)	0.49	23.44
Non-vested at end of period	—	—	—	$—	$—

As of December 31, 2020, the total intrinsic value of the vested SARs was $3.3 million.

NOTE 18 – PROVISION FOR INCOME TAXES

Income (loss) before income taxes includes the following:

	Year ended December 31,
(in thousands)	2020	2019
United States	$(65,591)	$(64,610)
Other than the United States	61,673	(59,837)
Loss before provision for income taxes	$(3,918)	$(124,447)

Significant components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Current:
Federal (1)	$(21)	$534
State	246	454
Foreign	3,737	3,705
Total current provision	3,962	4,693
Deferred:
Federal (2)	1,084	(257)
State	—	—
Foreign	3,133	850
Total deferred provision	4,217	593
Provision for income taxes	$8,179	$5,286
(1) The 2020 amount reflects a benefit of $0.6 million offsetting tax expense of $0.6 million in discontinued operations pursuant to the guidance in paragraph 740-20-45-7 that requires all components, including discontinued operations, be considered when determining the tax benefit from a loss from continuing operations.
(2) The 2020 amount reflects $1.1 million of deferred tax expense as a result of the change in indefinite reinvestment assertion related to certain foreign subsidiaries.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes.

The sources and tax effects of the differences are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Income tax benefit at federal statutory rate	$(823)	$(26,134)
State and local income taxes	346	3,205
Foreign rate differential	2,422	2,053
Intra-entity debt restructuring (1)	2,908	—
Deferred taxes - change in tax rate	8,512	9,799
Non-deductible (non-taxable) items	1,963	4,190
Tax credits	(2,939)	144
Valuation allowances	(17,498)	56,254
Luxembourg impairment of investments	(30,603)	(65,848)
Accrual adjustments	405	(995)
Unrecognized tax benefits	37,387	(271)
Withholding taxes	1,416	1,331
Change in indefinite reinvestment assertion	1,084	—
Disallowed interest deductions	11,155	11,009
Return to provision and prior year true-up	(7,855)	9,875
Other	299	674
Income tax expense	$8,179	$5,286
(1) The 2020 amount reflects a restructuring of intercompany debt that resulted in the reduction of certain foreign net operating loss carryforwards.

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Pension liability	$50,849	$64,046
Other accruals	12,989	14,283
Long-term contracts	1,121	4,879
Net operating loss carryforward	399,321	386,949
State net operating loss carry forward	23,956	21,190
Interest limitation carryforward	38,539	37,221
Foreign tax credit carryforward	7,312	2,535
Property, plant and equipment	—	614
Other tax credits	3,270	3,243
Other	8,478	11,695
Total deferred tax assets	$545,835	$546,655
Valuation allowance for deferred tax assets	(536,251)	(539,791)
Total deferred tax assets, net	$9,584	$6,864

Deferred tax liabilities:
Property, plant and equipment	$2,763	$—
Unremitted earnings	1,084	—
Intangibles	9,449	8,785
Total deferred tax liabilities	13,296	8,785
Net deferred tax liabilities	$(3,712)	$(1,921)

At December 31, 2020, the Company has tax-effected foreign net operating loss (NOL) carryforwards of approximately $356.8 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOL carryforwards, $185.5 million do not expire. The remaining foreign NOLs will expire between 2021 and 2037.

As December 31, 2020, the Company has tax-effected U.S. federal NOL carryforwards of approximately $42.5 million. Of this amount, $20.7 million will expire between 2031 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under Code Section 382. Approximately $19.2 million of our U.S. federal NOL carryforward is not subject to the Code Section 382 limitation.

At December 31, 2020, the Company has tax-effected state NOL carryforwards of $23.9 million available to offset future taxable income in various jurisdictions. Of this amount, $23.3 million will expire between 2021 and 2040.

At December 31, 2020,the Company has tax-effected foreign tax credit carryforwards of $7.3 million. These carryforwards will expire between 2021 and 2028.

At December 31, 2020, the Company has valuation allowances of $536.3 million for deferred tax assets, which we expect will not be realized, through carrybacks, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2020, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$(539,791)	$(483,967)
Charges to costs and expenses	17,498	(56,254)
Charges to other accounts	(13,958)	430
Balance at end of period	$(536,251)	$(539,791)

Sections 382 and 383 of the Code limits, for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under Code Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions described in Part II, Item 7, Liquidity and Capital Resources, 2019 Rights Offering. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected) The Company maintains a full valuation allowance on its U.S. deferred tax assets, including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

Undistributed earnings of certain foreign subsidiaries amounted to approximately $222.4 million. The Company no longer intends to assert indefinite reinvestment with respect to withholding taxes of $1.1 million that could be assessed on the repatriation of $14.3 million in undistributed earnings. The Company continues to assert indefinite reinvestment in the remaining $208.1 million of existing earnings that are not expected to be distributed in the future. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries. The Company expects to take the 100% dividends received deduction to offset any U.S. federal taxable income on the undistributed earnings. Withholding taxes of approximately $2.8 million would be payable upon remittance of these previously unremitted earnings.

We recognize the benefit of a tax position when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. A recognized tax benefit is measured as the largest amount of benefit, on a cumulative probability basis, which is more likely-than-not to be realized upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Below is a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits:

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$1,229	$1,500
Increases based on tax positions taken in the current year	37,900	29
Increases based on tax positions taken in prior years	—	27
Decreases based on tax positions taken in prior years	(29)	(223)
Decreases due to settlements with tax authorities	—	—
Decreases due to lapse of applicable statute of limitation	(87)	(104)
Balance at end of period	$39,013	$1,229

Unrecognized tax benefits of $0.8 million would, if recognized, impact the effective tax rate. The remaining balance of unrecognized tax benefits relates to deferred tax assets that, if recognized, would require a full valuation allowance. It is not expected that the amount of unrecognized tax benefits will change significantly during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

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

NOTE 19 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims and finding that, in the event that parties’ contract is found to be valid, Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price subject to certain adjustments). On January 11, 2021, we filed our Answer and a Counterclaim for breach of contract, seeking damages in excess of $2.9 million. We intend to continue to vigorously litigate the action. However, given the preliminary stage of the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

SEC Investigation

The U.S. SEC is conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's B&W Renewable segment from 2015-2019. The SEC has served multiple subpoenas on the Company for documents. The Company is cooperating with the SEC related to the subpoenas and investigation. The SEC has taken testimony from past and current officers, directors, and employees in addition to also seeking testimony from certain third-parties. It is reasonably possible that the SEC may bring one or more claims against the Company and certain individuals. Due to the stage of the investigation, we are unable to estimate the amount of loss or range of potential loss of any claim. However, there can be no assurance that such claims will not have a material impact on the Company.

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (“Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF ("Stockholder Litigation"). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions. The case is currently in discovery. We believe that the outcome of the Stockholder Litigation will not have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 20 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) (“AOCI”) are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the year ended December 31, 2020 and 2019 were as follows:

(in thousands)	Currency translation (loss) gain	Net unrealized gain (loss) on derivative instruments	Net unrecognized loss related to benefit plans	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	13,401	(1,367)	—	12,034
Reclassified from AOCI to net income (loss)	3,176	202	(1,857)	1,521
Amounts reclassified from AOCI to advanced billings on contracts	—	(197)	—	(197)
Net other comprehensive income (loss)	16,577	(1,362)	(1,857)	13,358
Balance at December 31, 2019	$5,743	$—	$(3,817)	$1,926
Other comprehensive loss before reclassifications	(53,318)	—	—	(53,318)
Reclassified from AOCI to net income (loss)	—	—	(998)	(998)
Net other comprehensive loss	(53,318)	—	(998)	(54,316)
Balance at December 31, 2020	$(47,575)	$—	$(4,815)	$(52,390)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2020	2019
Release of currency translation gain with the sale of business	Loss on sale of business	$—	$(3,176)
Derivative financial instruments	Other – net	$—	$(202)
Amortization of prior service cost on benefit obligations	Benefit plans, net	$998	$1,857

NOTE 21 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as “Level 1” and “Level 2” inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	December 31, 2020	Level 1	Level 2
Corporate notes and bonds	$6,139	$6,139	$—
Mutual funds	636	—	636
Corporate Stocks	4,168	4,168	—
United States Government and agency securities	4,365	4,365	—
Total fair value of available-for-sale securities	$15,308	$14,672	$636

(in thousands)
Available-for-sale securities	December 31, 2019	Level 1	Level 2
Corporate notes and bonds	$8,310	$8,310	$—
Mutual funds	587	—	587
United States Government and agency securities	3,868	3,868	—
Total fair value of available-for-sale securities	$12,765	$12,178	$587

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Consolidated Balance Sheets with contractual maturities ranging from 0-6 years.

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
•Revolving debt and Last Out Term Loans. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our debt instruments approximated their carrying value at December 31, 2020 and 2019.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

NOTE 22 – RELATED PARTY TRANSACTIONS

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

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 32.5% of our outstanding common stock as of December 31, 2020.

B. Riley is party to the Last Out Term Loans as described in Note 15 and also provided the B. Riley Guaranty as described in Note 14.

In connection with the B. Riley Guaranty, the Company entered into the Fee and Interest Equitization Agreement described in Note 14. Under the Equitization Agreement the Company issued 1.7 million shares of unregistered common stock on June 8, 2020, 1.2 million shares of unregistered common stock on June 30, 2020, 2.3 million shares of unregistered common stock on September 30, 2020 and 2.4 million shares of unregistered common stock on December 31, 2020 to B. Riley in satisfaction of the B. Riley Guaranty Fee and payment of certain interest payments described in Note 14. All of these issued shares are unregistered.

We entered an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 for the services of Mr. Kenny Young, to serve as our Chief Executive Officer until November 30, 2020, unless terminated by either party with thirty days written notice. On November 9, 2020 we amended the agreement with BRPI Executive Consulting, LLC to extend the services of Mr. Kenny Young to serve as our Chief Executive Officer until December 31, 2023. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In June 2019, we granted a total of $2.0 million in cash bonuses to BRPI Executive Consulting LLC for Mr. Young's performance and services. In April 2020, we temporarily deferred the monthly fee paid to BRPI Executive Consulting, LLC for the services of our Chief Executive Officer by 50% as described in Note 1.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $7.4 million and $12.4 million for the years ended December 31, 2020 and 2019, respectively.

On November 13, 2020 we entered into an agreement with B. Riley Principal Merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were subsequently sold in January 2021 for which the Company recognized net proceeds of $4.5 million.

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

Refer to Note 14 and Note 15 for additional related party transactions with B. Riley and its affiliates related to our Revolving Debt and Last Out Term Loans. Refer to Note 25 for additional related party transactions with B. Riley and its affiliates regarding the subsequent events in conjunction with the 2021 Common Stock Offering, 2021 Senior Notes Offering, 2021 Exchange Agreement and payment of $75 million towards our existing Last Out Term Loans.

Transactions with Vintage Capital Management, LLC

Based on its Schedule 13D filings, Vintage beneficially owns 19.7% of our outstanding common stock as of December 31, 2020.

NOTE 23 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

Assets held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell.

In December 2020, we determined that certain fixed assets within the B&W Thermal segment met the criteria to be classified as held for sale. At December 31, 2020, the carrying value of the assets held for sale was lower than the estimated fair value less costs to sell.

In December 2019, we determined that a small business within the B&W Thermal segment met the criteria to be classified as held for sale. At December 31, 2020, the carrying value of the net assets planned to be sold approximated the estimated fair value less costs to sell. The sale closed March 8, 2021.

The sale of the fixed assets and the divestiture of the business held for sale could result in a gain or loss on sale to the extent the ultimate selling price differs from the current carrying value of the net assets recorded. The sales are expected to be completed in 2021.

The following table summarizes the carrying value of the assets and liabilities held for sale at December 31, 2020:

(in thousands)	December 31, 2020	December 31, 2019
Accounts receivable – trade, net	$2,103	$5,472
Accounts receivable – other	86	147
Contracts in progress	458	586
Inventories	1,676	1,555
Other current assets	405	329
Current assets held for sale	4,728	8,089

Net property, plant and equipment	10,365	6,534
Intangible assets	759	725
Right-of-use-asset	32	63
Non-current assets held for sale	11,156	7,322

Total assets held for sale	$15,884	$15,411

Accounts payable	$5,211	$7,898
Accrued employee benefits	178	430
Advance billings on contracts	370	227
Accrued warranty expense	466	515
Operating lease liabilities	32	6
Other accrued liabilities	2,048	462
Current liabilities held for sale	$8,305	$9,538

Assets Held for Sale - Subsequent Event

On January 21, 2021, we entered into a definitive agreement for the sale of a small business within the B&W Thermal segment that was classified as held for sale for a total sales price of $2.8 million. The sale closed on March 8, 2021.

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

NOTE 24 – NEW ACCOUNTING STANDARDS

New accounting standards not yet adopted that could affect our Consolidated Financial Statements in the future are summarized as follows:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The amendments in this update are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of the standard on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this update are effective for all entities upon issuance and may be adopted any date on or after March 12, 2020 up to December 31, 2022. We are currently evaluating the impact of the standard on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing exceptions related to the incremental approach for intra-period tax allocation, certain deferred tax liabilities, and the general methodology for calculating income taxes in an interim period. The amendment also provides simplification related to accounting for franchise (or similar) tax, evaluating the tax basis step up of goodwill, allocation of consolidated current and deferred tax expense, reflection of the impact of enacted tax law or rate changes in annual effective tax rate calculations in the interim period that includes enactment date, and other minor codification improvements. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods in which financial statements have not yet been issued. We are currently evaluating the impact of the standard on our consolidated financial statements, however, we do not expect the adoption of this update will have a material impact.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (CECL) model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade receivables, contracts in progress, and potentially our impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of both standards on our consolidated financial statements.

NOTE 25– SUBSEQUENT EVENTS

2021 Common Stock Offering

On February 12, 2021, we completed a public offering of our common stock, par value $0.01 per share (“Common Stock”). The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued 29,487,180 shares of Common Stock, inclusive of 3,846,154 shares of Common Stock issued pursuant to the full exercise of the Underwriter’s option to purchase Common Stock. We received gross proceeds of approximately $172.5 million from the 2021 common stock offering. Net proceeds received were approximately $163 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the Common Stock offering and the Senior Notes offering, described below, are expected to be used to support our clean energy growth initiatives, to make a prepayment towards the outstanding U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

2021 Senior Notes Offering

On February 12, 2021, we completed a public offering of $120 million aggregate principal amount of our 8.125% senior notes due 2026 (the “Senior Notes”). The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated February 10, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the completion, we received gross proceeds of approximately $125 million aggregate principal amount of Senior Notes, inclusive of $5 million aggregate principal amount of Senior Notes issued pursuant to the full exercise of the Underwriter’s option to purchase Senior Notes. Net proceeds received were approximately $120 million after deducting underwriting discounts and commissions, but before expenses.

In addition to the public offering, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-3 in a concurrent private offering,

On February 12, 2021, we also entered into an indenture (the “Base Indenture”) and a supplemental indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) with The Bank of New York Mellon Trust Company National Association, as trustee (the “Trustee”), among the Company and the Trustee. The Indenture establishes the form and provides for the issuance of the Senior Notes.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Notes bear interest at the rate of 8.125% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The Notes will mature on February 28, 2026.

We may, at our option, at any time and from time to time, redeem the Senior Notes for cash in whole or in part (i) on or after February 28, 2022 and prior to February 28, 2023, at a price equal to $25.75 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after February 28, 2023 and prior to February 29, 2024, at a price equal to $25.50 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) on or after February 29, 2024 and prior to February 28, 2025, at a price equal to $25.25 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption and (iv) on or after February 28, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes.

The Indenture contains customary events of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% of the principal amount of the Senior Notes may declare the entire amount of the Senior Notes, together with accrued and unpaid interest, if any, to be immediately due and payable. In the case of an event of default involving the Company’s bankruptcy, insolvency or reorganization, the principal of, and accrued and unpaid interest on, the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, will automatically, and without any declaration or other action on the part of the Trustee or the holders of the Senior Notes, become due and payable.

2021 Exchange Agreement

On February 12, 2021, the Company and B. Riley entered into a letter agreement (the “Exchange Agreement”) pursuant to which we agreed to issue to B. Riley $35 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35 million of our existing Tranche A term loan with B. Riley Financial (the “Exchange”). The Exchange Agreement also provides that, promptly following the date of the Exchange Agreement, the parties thereto will negotiate in good faith and use commercially reasonable efforts to enter into an agreement providing B. Riley or its designated affiliates with customary registration rights in respect of the Senior Notes issued to B. Riley in the Exchange.

On February 12, 2021, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6. The interest rate on the remaining Last Out Term Loan Tranche A balances has been reduced to 6.625% from 12.0%.

Amendments to the A&R Credit Agreement

On February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America. A&R Amendment No. 2, among other matters, (i) permits the issuance of the Senior Notes in the 2021 senior notes offering described above, (ii) permits the deemed prepayment of $35 million of our Tranche A term loan with $35 million principal amount of Senior Notes, (iii) provides that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5 million of certain previously deferred facility fees will be paid by the Company.

On March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit.

On March 4, 2021, effective with the execution of Amendment No. 3, we paid $75 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility.

U.S. Revolving Credit Facility

On February 12, 2021, we received gross proceeds of $125 million from the 2021 Senior Notes offering. As required by the Company’s U.S. Revolving Credit Facility, 75% of the gross proceeds or $93.8 million received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility as of February 12, 2021.

Also on February 16, 2021, we prepaid $167.1 million towards the outstanding U.S. Revolving Credit Facility.

As of March 4, 2021, effective with Amendment No. 3 to the A&R Credit Agreement described above, the U.S. Revolving Credit Facility provides for an aggregate letters of credit amount of up to $130 million.

Related Parties

The Common Stock offering was conducted pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. At the closing date on February 12, 2021, we issued 3,846,154 shares of Common Stock to B. Riley Securities, Inc. pursuant to the full exercise of the Underwriter’s option to purchase common stock. We received gross proceeds of approximately $22.5 million for the common stock issued to B. Riley Securities, Inc.. Also on February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction cost related to the Common Stock offering.

The Senior Notes offering was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on February 12, 2021, we received gross proceeds of approximately $5.0 million for the senior notes issued to B. Riley Securities, Inc.. Also on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the Senior Notes offering.

On February 12, 2021, the Company and B. Riley entered into a Letter Agreement (the “Exchange Agreement”) pursuant to which we agreed to issue to B. Riley $35 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35 million of our existing Tranche A term loan with B. Riley Financial (the “Exchange”).

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for our 2021 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2021 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance –Board of Directors and Its Committees” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our web site, www.babcock.com under “Investor Relations – Corporate Governance – Highlights.” We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2021, are as follows:

Name	Age	Position
Kenneth Young	57	Chairman and Chief Executive Officer
Louis Salamone	74	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Jimmy B. Morgan	52	Chief Operating Officer
John J. Dziewisz	55	Senior Vice President and Corporate Secretary
Robert M. Caruso	58	Chief Implementation Officer
Kenneth Young has served as our Chief Executive Officer since November 2018 and as the Chairman of our Board of Directors since September 2020. Mr. Young also serves as the President of B. Riley Financial, Inc. (“B. Riley”), a provider of collaborative financial services and solutions, since July 2018, and as Chief Executive Officer of B. Riley’s subsidiary, B. Riley Principal Investments, since October 2016. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young has served as a member of the boards of directors of Globalstar, Inc. since 2015, Orion Energy Systems, Inc. since 2017, Liberty Tax, Inc. since 2018 and bebe stores, inc. since 2018. Mr. Young previously served as a member of the boards of directors of B. Riley from 2015 to 2016 and Standard Diversified Opportunities Inc. from 2015 to 2017.
Louis Salamone has served as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer since August 2019. Before that, Mr. Salamone served as our Chief Financial Officer since February 2019. Prior to that, Mr.

Salamone served as the Company's Executive Vice President of Finance since November 2018. Mr. Salamone also served as an advisor to MDx Diagnostics, LLC, a provider of medical devices, from December 2017 until February 2019. From April 2013 until December 2017, Mr. Salamone served as Chief Financial Officer of CityMD, an urgent care provider. Prior to joining CityMD, Mr. Salamone was Vice President and Chief Financial Officer of OpenPeak Inc., a provider of mobile cybersecurity solutions, from April 2009 until March 2013, and Executive Vice President and Chief Financial Officer of LCC, from June 2006 until April 2009.
Jimmy B. Morgan has served as our Chief Operating Officer of The Babcock & Wilcox Company since August 2020. He has also served as Managing Director of our Babcock & Wilcox Vølund subsidiary since Mach 2020. Previously, Mr. Morgan served as our Senior Vice President, Babcock & Wilcox from January 2019 to August 2020. From December 2016 until January 2019, Mr. Morgan served as Senior Vice President, Renewable, including our Babcock & Wilcox Vølund subsidiary and Babcock & Wilcox's operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President for Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

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

Robert M. Caruso has served as our Chief Implementation Officer since April 2018. He works closely with the Company’s executive leadership team to review financial and operational strategies, and revenue and profitability enhancement opportunities. Mr. Caruso also serves as a Managing Director of Alvarez & Marsal's North American Commercial Restructuring practice (“NACR”) since September 2006. He is a member of the NACR Executive Committee and co-leads the NACR Midwest Region.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2020:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	4,106
Weighted-average exercise price of outstanding options and rights	$12.00
Number of securities remaining available for future issuance	965

The other information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material appearing under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2021” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits

2.1*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

4.3	Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

4.4	Supplemental Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

4.5	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.2	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.8†	Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019).

10.9†	Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.10†	Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.11†	Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.12†	Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.13	Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.14	Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.15	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.16	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.17	Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.18†	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.19†	Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.20†	Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.21†	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.22†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.23	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.24	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.25†	Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.26†	Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.27	Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.28†	Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.29†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.30†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli, as amended (incorporated by reference to Exhibit 10.30 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.31†	Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.32	Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.33	Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876)).

10.34	Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

10.35	Amendment No. 3 dated August 9, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.36	Amendment No. 4 dated September 30, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.37	Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876)).

10.38	Amendment No. 6 dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876)).

10.39	Consent and Amendment No. 7 dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.40	Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876)).

10.41	Amendment No. 9 dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.42	Amendment No. 10 dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.43	Amendment No. 11 dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.44	Amendment No. 12 dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.45	Amendment No. 13 dated December 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.47 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.46	Amendment No. 14 dated January 15, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.48 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.47‡	Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.53 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.48‡	Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876)).

10.49‡	Amendment No. 17, dated August 7, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.50‡	Amendment No. 18, dated December 31, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.51‡	Amendment No. 19, dated January 17, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.51 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.52‡	Amendment No. 20, dated January 31, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.53	Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.54	Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.55†	Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.56	First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.57	Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.58‡	Amendment No. 21, dated March 27, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.58 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.59	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.60	Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.61	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.62‡	Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.63‡	Third Amendment to Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli dated November 5, 2020 (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.64‡	Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021 (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.65‡	Settlement Agreement between Babcock & Wilcox Volund A/S and XL Insurance Company SE dated October 10, 2020.

10.66	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

10.67	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

10.68	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$25,071	$21,392
Charges to costs and expenses	(1,044)	1,689
Deductions	(6,783)	(371)
Currency translation adjustments and other	(22)	$2,361
Balance at end of period	$17,222	$25,071

Deferred Tax Assets Valuation Allowance

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$539,791	$483,967
Charges to costs and expenses	(17,498)	56,254
Charges to other accounts	13,958	(430)
Balance at end of period	$536,251	$539,791

Inventory Reserves

	Year ended December 31,
(in thousands)	2020	2019
Balance at beginning of period	$14,165	$15,529
Charges to costs and expenses	769	72
Deductions	(867)	(141)
Held for sale	—	(1,384)
Currency translation adjustments and other	296	89
Balance at end of period	$14,363	$14,165

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 8, 2021	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chairman and Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Louis Salamone	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Louis Salamone

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Alan B. Howe	Director
Alan B. Howe

/s/Philip D. Moeller	Director
Philip D. Moeller

/s/ Rebecca Stahl	Director
Rebecca Stahl

/s/ Joseph A. Tato	Director
Joseph A. Tato

March 8, 2021