Form 10-K/A
period 2020-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2021-03-29
CIK 1630805

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

The number of shares of the registrant's common stock outstanding at March 23, 2021 was 85,663,813.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Babcock & Wilcox Enterprises, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2021. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2020 annual meeting of stockholders. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements or other financial information included therein. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The Company’s Board of Directors (the “Board”) currently includes six highly qualified directors with skills aligned to our business and strategy who bring significant value and diversity to the Company. The Board is comprised of the following members:

NAME	CLASS	YEAR TERM EXPIRES
Henry E. Bartoli	Class III	2021
Alan B. Howe	Class II	2023
Philip D. Moeller	Class III	2021
Rebecca Stahl	Class II	2023
Joseph A. Tato	Class I	2022
Kenneth M. Young	Class I	2022

The Board currently consists of three classes of directors with each director serving a staggered three-year term. The Class I directors are Joseph A. Tato, Kenneth M. Young. The Class II directors are Alan B. Howe and Rebecca Stahl. The Class III directors are Henry E. Bartoli and Philip D. Moeller.

Kenneth M. Young, a non-independent director, currently serves as Chairman of the Board. Because the Chairman is not an independent director, Alan B. Howe has been designated by the Board as Lead Independent Director.

The following section provides information with respect to each of our directors. It includes the specific experience, qualifications and skills considered by the Governance Committee and the Board in assessing the appropriateness of the person to serve as a director (ages are as of April 1, 2021).

Henry E. Bartoli, 74, Director since 2020, a seasoned executive with more than 35 years of experience in the global power industry, served as Chief Strategy Officer for Babcock & Wilcox from 2018 to 2020. Before that, he was President and Chief Executive Officer of Hitachi Power Systems America, LTD from 2004 to 2014. From 2002 to 2004, he was Executive Vice President of The Shaw Group, after serving in a number of senior leadership roles at Foster Wheeler Ltd. from 1992 to 2002, including Group Executive and Corporate Senior Vice President, Energy Equipment Group, and Group Executive and Corporate Vice President and Group Executive, Foster Wheeler Power Systems Group. Before that, from 1971 to 1992, he served in a number of positions of increasing importance at Burns and Roe Enterprises, Inc.

Mr. Bartoli also serves as a member of the Board of Directors of FERMILAB, United States’ premier particle physics laboratory owned by the U.S. Department of Energy.

Mr. Bartoli received a Bachelor of Science Degree in Mechanical Engineering from Rutgers University and a Master of Science Degree in Mechanical Engineering from New Jersey Institute of Technology.

In addition, Mr. Bartoli has held professional engineering licenses in California, Kentucky and New Jersey and is a former member of the Board of Trustees of Rutgers University. Mr. Bartoli is also former member of the Board of Directors of the Nuclear Energy Institute.

Philip D. Moeller, 59, Director since 2020, is Executive Vice President, Business Operations Group and Regulatory Affairs, at the Edison Electric Institute (EEI). EEI is the association that represents all of the nation’s investor-owned electric companies. In his role at EEI, he has significant responsibility over a broad range of issues that affect the future structure of the electric power industry and new rules in evolving competitive markets including energy supply and finance, environment, energy delivery, energy services, federal and state regulatory issues, and international affairs.

Prior to joining EEI in February 2016, Mr. Moeller served as a Commissioner on the Federal Energy Regulatory Commission (FERC), ending his tenure as the second-longest serving member of the Commission. In office from 2006 through 2015, Mr. Moeller ended his service as the only Senate-confirmed member of the federal government appointed by both President George W. Bush and President Barack Obama.

Earlier in his career, Mr. Moeller headed the Washington, D.C., office of Alliant Energy Corporation. He also served as a Senior Legislative Assistant for Energy Policy to U.S. Senator Slade Gorton (R-WA), and as the Staff Coordinator of the Washington State Senate Energy and Telecommunications Committee in Olympia, Washington.

Mr. Moeller received a Bachelor of Arts in Political Science from Stanford University.

Alan B. Howe, 59, Director since 2019, has almost 30 years of extensive hands-on operational expertise combined with corporate finance, business development and corporate governance experience. His broad business background includes exposure to a wide variety of complex business situations within large corporations, financial institutions, start-ups, small-caps and turnarounds.

Currently, Alan is Managing Partner of Broadband Initiatives, LLC, a small boutique corporate advisory firm that he manages. His specialty is in providing board and C-level leadership working with small-cap and micro- cap companies (both public and private) particularly in turnaround situations. Alan has served both as a director and as a board chairman in multiple companies in a variety of industries including telecom and wireless equipment, software, IT services, wireless RF services, manufacturing, semiconductors, and storage. In two situations, Alan was appointed interim CEO of difficult situations where he previously served on the Board of Directors.

He earned a bachelor’s degree in business administration and marketing from the University of Illinois and a Master of Business Administration and finance from Indiana University.

Rebecca Stahl, 47, Director since 2020, has 25 years’ experience in finance and accounting and currently serves as Chief Financial Officer of The Association For Manufacturing Technology (AMT), an organization that represents and promotes U.S.-based manufacturing technology and its members who design, build, sell, and service the industry. Before joining AMT, she held positions of increasing responsibility at Lightbridge Communications Corporation (LCC), a multinational wireless engineering company, including serving as Chief Financial Officer from 2008 to 2015. While at LCC, she led several financing rounds, senior bank refinancing and M&A transactions that led to an eventual sale of the company in 2015.

Prior to LCC, Ms. Stahl was with BT Infonet, a multinational data communications company, as a senior finance professional supporting a $600 million operation. From 1998-2000, she served in corporate finance for The Walt Disney Company in Burbank, Calif. She started her career at Arthur Anderson LLP serving clients of public and private companies in the real estate and financial services industries.

Ms. Stahl is a certified public accountant. She earned a Bachelor of Science in Accounting from The Pennsylvania State University, and a Master of Business Administration from the Anderson School of Management at University of California Los Angeles, with an emphasis in Finance. Her professional affiliations include Women Corporate Directors, the American Institute of Certified Public Accountants and Virginia Society of Certified Public Accountants.

Joseph A. Tato, 67, Director since 2020, has significant leadership experience in the areas of energy and natural resources, infrastructure project development and finance, and has been counsel in some of the largest public private partnership transactions completed to date including energy and water projects in the U.S. and globally.

Mr. Tato currently is a Partner with Covington & Burling, LLP, responsible for Project Development & Finance, and is a member of its Africa and Latin America Practice Groups. From 2012 to 2020, he was a Partner with DLA Piper, LLP, and Chair of Projects and Infrastructure, as well as Co-Chair of its Energy Sector and a member of its Africa Committee. Before that, from 1983 to 2012, Mr. Tato was an associate and since 1998 a Partner with LeBoeuf, Lamb, Greene, & MacRae, LLP (now Dewey & LeBoeuf LLP), and served as Chair of Global Project Finance and its Africa Practice.

He has served as Director, Cameroon Enterprises, since 2017. Additionally, he has served as Director, Covanta Energy Corporation, from 2000 to 2004, and as Assistant Secretary and Counsel to the Board of Directors of SITA U.S.A., a subsidiary of Suez, from 1996 to 1999.

Kenneth M. Young, 57, Director since 2020, is Chairman and Chief Executive Officer of Babcock & Wilcox (B&W), a leader in energy and environmental products and services for power and industrial markets worldwide.

Mr. Young, who has served as Chief Executive Officer since November 2018 and Chairman since September 2020, has more than 30 years of operational, executive and director experience primarily within the energy, communications and finance industries, on a global basis. He currently serves as President of B. Riley Financial, Inc., and Chief Executive Officer for B. Riley Principal Investments, a wholly owned subsidiary of B. Riley Financial.

Before joining B. Riley, he held executive leadership positions with Lightbridge Communications Corporation (LCC), which was the largest independent telecom construction and services company in the world and a recognized leader in providing network services. Initially serving as President and Chief Operating Officer of the Americas for LCC, he was named President and CEO in 2008, serving in that position until he led the company’s sale in 2015. Under his leadership, LCC’s revenues grew more than 200 percent and the company expanded its geographical presence into more than 50 countries.

Prior to joining LCC, Mr. Young was Chief Marketing and Operations Officer with Liberty Media’s TruePosition and held various senior executive positions with multiple corporations, including Cingular Wireless, SBC Wireless, Southwestern Bell Telephone and AT&T as part of his 16-year tenure within the now-combined AT&T Corporation.

Mr. Young holds a Bachelor of Science in Computer Science from Graceland University and a Master of Business Administration from the University of Southern Illinois.

Mr. Young has previously served on seven public company boards and is currently a member of the Board of Directors for Sonim Technologies NASDAQ: (SONM).

EXECUTIVE OFFICERS

The information set forth under “Executive Officers” in Part III of our Form 10-K is incorporated herein by reference.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our web site, www.babcock.com under “Investor Relations – Corporate Governance – Governance Documents.” We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

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

On April 30, 2019, we entered into an investor rights agreement (the “Investor Rights Agreement”) with Vintage and B. Riley Financial, Inc. (together with its affiliates, “B. Riley”). As part of the Investor Rights Agreement, we agreed to appoint three directors nominated by each of Vintage and B. Riley to the Board, with the size of the full Board to remain at six directors. Henry E. Bartoli, Matthew E. Avril and Kenneth Siegel were nominated by Vintage at our 2020 annual meeting of stockholders to serve as directors pursuant to the Investor Rights Agreement. Alan B. Howe, Brian R. Kahn and Bryant R. Riley were nominated by B. Riley at our 2020 annual meeting of stockholders to serve as directors pursuant to the Investor Rights Agreement.

Pursuant to the Investor Rights Agreement, each of Vintage and B. Riley retains their right to nominate directors to serve on the Board so long as they continue to meet certain quantitative thresholds with regard to the amount of our common stock and debt they beneficially own. B. Riley’s contractual rights to nominate directors will continue with respect to:

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

3.	one Board member, after the first time that B. Riley beneficially owns less than 50% of the Closing B. Riley Stock Ownership or less than 50% of the Closing Loan Ownership.

Vintage’s contractual rights to nominate directors would continue with respect to:

1.	three Board members, for so long as Vintage beneficially owns 75% of our common stock that it beneficially owned as of May 8, 2019 (the “Closing Vintage Stock Ownership”);

2.	two Board members, after the first time that Vintage beneficially owns less than 75% of the Closing Vintage Stock Ownership but so long as Vintage continues to beneficially own at least 50% of the Closing Vintage Stock Ownership; and

3.	one Board member, after the first time that Vintage beneficially owns less than 50% of the Closing Vintage Stock Ownership;

In all instances, Vintage and B. Riley, respectively, must each beneficially own at least 5% of the outstanding voting power of all of our common stock to retain their director nomination rights with regard to any directors. As of the date hereof, B. Riley satisfied the conditions of clause 1 above, retaining the right to nominate three members of the Board, and Vintage did not satisfy any of the clauses above, and therefore did not retain the right to nominate any members to the Board at the Annual Meeting.

The Investor Rights Agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. We also agreed as part of the Investor Rights Agreement to reimburse B. Riley and Vintage for all reasonable out-of-pocket costs and expenses they incurred, including fees for legal counsel, in the 2019 Rights Offering (as defined and described under “Certain Relationships and Related Transaction — Transactions with Vintage, B. Riley and Their Respective Affiliates”).

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

CORPORATE GOVERNANCE

Our corporate governance policies and structures provide the general framework for how we run our business. They demonstrate our commitment to ethical values, to strong and effective operations and to assuring continued growth and financial stability for our stockholders.

The corporate governance section on our website contains copies of our principal governance documents. It is found at www.babcock.com at “Investors — Corporate Governance — Governance Documents” and contains the following documents:

Amended and Restated Bylaws

Corporate Governance Principles

Code of Business Conduct

Code of Ethics for Chief Executive Officer and Senior Financial Officers

Audit and Finance Committee Charter

Compensation Committee Charter

Governance Committee Charter

Conflict Minerals Policy

Related Party Transactions Policy

Modern Slavery Transparency Statement

Director Independence

The New York Stock Exchange (“NYSE”) listing standards require the Board to consist of at least a majority of independent directors, and our Corporate Governance Principles require the Board to consist of at least 66% independent directors who satisfy all NYSE listing standards for independence other than Section 303A.02(b)(iv) of the NYSE listed company manual. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with us. The Board has established categorical standards, which conform to the independence requirements in the NYSE listing standards, to assist it in determining director independence. These standards are contained in the Corporate Governance Principles found on our website at www.babcock.com under “Investors — Corporate Governance — Governance Documents.”

Based on these independence standards, the Board has determined that the following directors are independent and meet our categorical standards:

Alan B. Howe	Rebecca Stahl
Philip D. Moeller	Joseph A. Tato

Effective September 2, 2020, Matthew E. Avril, Cynthia S. Dubin, Brian R. Kahn, Bryant R. Riley and Kenneth M. Siegel resigned as directors. The Board previously determined that Matthew E. Avril, Cynthia S. Dubin, and Kenneth M. Siegel were independent and met our categorical standards during the applicable periods that they served in 2020.

In determining the independence of the directors, the Board considered transactions between us and other entities with which each of our directors are associated. Those transactions are described below, as well as the related party transactions discussed elsewhere in this Annual Report on Form 10-K. None of these transactions was determined to constitute a material relationship with us with respect to any director held to be independent. Vintage designated Mr. Bartoli to serve on the Board, and B. Riley designated Mr. Howe to serve on the Board pursuant to the Investor Rights Agreement. Vintage and B. Riley are significant stockholders. B. Riley is also a significant lender to us and has also entered into a consulting agreement with us in connection with Mr. Young's appointment as our Chief Executive Officer.

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

The Board does not have a policy requiring either that the positions of Chairman and Chief Executive Officer should be separate or that they should be occupied by the same individual. The Board believes that this issue is properly addressed as part of the succession planning process and that it is in our best interests for the Board to make a determination on these matters when it elects a new Chief Executive Officer or Chairman of the Board or at other times consideration is warranted by circumstances. We currently have Mr. Young serving as our Chief Executive Officer and as our Chairman.

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

Because the Chairman is not an independent director, the Board has designated Mr. Howe as Lead Independent Director. The Board believes that this leadership structure is appropriate for us at this time because it provides our Chairman with the readily available resources to manage the affairs of the Board. Our Chairman and Chief Executive Officer ensure that the views of the Board are taken into account as management carries out the business of the Company and vice-versa. Our independent directors, led by our Lead Independent Director, retain the opportunity to meet in executive session without management at the conclusion of each regularly scheduled Board meeting.

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

When the need for a new director arises (whether because of a newly created seat or vacancy), the Governance Committee and the Board proceed to identify a qualified candidate or candidates and to evaluate the qualifications of each candidate identified. Our Governance Committee and the Board generally solicit ideas for possible candidates from a number of sources — including members of the Board, our Chief Executive Officer and other senior-level executive officers, significant stockholders, individuals personally known to the members of the Board and independent director candidate search firms. Final candidates are generally interviewed by one or more members of our Governance Committee or other members of the Board before a decision is made. Ms. Stahl and Messrs. Bartoli, Moeller, Tato and Young, who were appointed to the Board in September 2020, were recommended to the Board. Mr. Bartoli resigned from the Board in 2020 and subsequently re-joined the Board later in 2020, solely to ensure that at least 66% of our Board remained independent at all times in 2020, as required by our Corporate Governance Principles. Absent Mr. Bartoli’s temporary resignation, the Company would have been required to expand temporarily the Board by at least two additional members during the same temporary period.

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

Board Orientation and Continuing Education

Each new director participates in an onboarding and orientation program developed and implemented with the oversight of the Governance Committee. This orientation includes information to familiarize new directors with the Company’s governance requirements, the structure and procedures of the Board and its committees on which the new director will serve, the Company’s industry, management structure, and significant operational, financial, accounting, risk management and legal issues, compliance programs, Code of Business Conduct, principal officers and internal and independent auditors. All directors are welcome to attend any of these orientation programs.

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

The Role of the Board in Risk Oversight

As part of its oversight function, the Board monitors various risks that we face. We maintain an enterprise risk management program that facilitates the process of reviewing key external, strategic, operational (e.g., cyber security) and financial risks, as well as monitoring the effectiveness of risk mitigation. Information on the enterprise risk management program is presented to senior management and the Board. The Audit and Finance Committee assists the Board in fulfilling its oversight responsibility for financial reporting and meets as necessary (and in any event at least quarterly) with management to review material financial risk exposures. The Audit and Finance Committee also meets at least annually to review reports from management regarding all material risk exposures and to assess the steps taken by management to monitor and control these exposures. The Audit and Finance Committee presents its assessment of these risks and management’s mitigation initiatives, along with any recommendations, to the Board.

The Compensation Committee also assists the Board with this function by meeting as necessary with management to review and discuss the significant risks impacting our company that potentially affect executive compensation in a material way. The Compensation Committee assesses whether and how assess these risks as part of our compensation programs in consultation with management and its outside compensation consultant, as more fully described in “Compensation Discussion and Analysis — Compensation Philosophy and Process.”

Board of Directors and Its Committees

The Board met 20 times during 2020. All directors attended 75% or more of the meetings of the Board and of the committees on which they served during their respective periods of service in 2020. Ms. Dubin and Messrs. Avril, Siegel, Kahn and Riley resigned as members of the Board in September 2020 and Ms. Stahl and Messrs. Moeller, Tato and Young joined as members of the Board in September 2020. Mr. Bartoli resigned from the Board in April 2020 and subsequently re-joined the Board in September 2020. Directors are encouraged to make all reasonable efforts to attend the Annual Meeting. With the exception of Mr. Avril, all of our then-directors attended our 2020 annual meeting on June 15, 2020.

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

Committee Composition:

Committee Member	Audit & Finance	Compensation	Governance
Henry E. Bartoli
Alan B. Howe	Member	Chair	Member
Philip D. Moeller		Member	Member
Rebecca Stahl	Chair	Member
Joseph A. Tato	Member		Chair
Kenneth M. Young

Audit and Finance Committee:

Ms. Stahl (Chair)

Mr. Howe

Mr. Tato

The Audit and Finance Committee met 13 times during 2020. The Audit and Finance Committee’s role is financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements.

The Audit and Finance Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The committee, among other things, also reviews and discusses our audited financial statements with management and the independent registered public accounting firm. The Audit and Finance Committee provides oversight of: (1) our financial reporting process and internal control system; (2) the integrity of our financial statements; (3) our compliance with legal and regulatory requirements; (4) the independence, qualifications and performance of our independent auditors; (5) the performance of our internal audit function; and (6) our financial structure and strategy. The Audit and Finance Committee also has oversight of the Company’s ethics and compliance program and receives regular reports on program effectiveness.

The Board has determined that Mr. Howe, Ms. Stahl and Mr. Tato qualify as “audit committee financial experts” within the definition established by the Securities and Exchange Commission (“SEC”). For more information on the backgrounds of these directors, see their biographical information under “Information Regarding Directors and Director Nominees.”

Compensation Committee:

Mr. Howe (Chair)

Mr. Moeller

Ms. Stahl

The Compensation Committee met 10 times during 2020. The Compensation Committee has overall responsibility for our executive and non-employee director compensation plans, policies and programs including our executive and management incentive compensation plans and our Amended and Restated 2015 Long-Term Incentive Plan (the “2015 LTIP”).

The Compensation Committee has the authority to retain, terminate, compensate and oversee any compensation consultant or other advisors to assist the committee in the discharge of its responsibilities. The Compensation Committee may form and delegate authority to subcommittees consisting of one or more independent directors as the Compensation Committee deems appropriate. See the “Compensation Discussion and Analysis – Compensation Philosophy and Process” and “Compensation Discussion and Analysis – Key 2020 Compensation Decisions” sections of this Annual Report on Form 10-K for information about our 2020 named executive officers (“NEOs”) compensation, including a discussion of the role of management and the compensation consultant.

Compensation Committee Interlocks and Insider Participation

No director who served as a member of the Compensation Committee during the year ended December 31, 2020 (Messrs. Avril, Howe, Kahn, Siegel and Tato, and Ms. Stahl) (1) was during such year, or had previously been, an officer or employee of the Company or any of its subsidiaries, or (2) other than transactions in the ordinary course, had any material interest in a transaction of the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as members of a compensation committee (or other board committee performing equivalent functions) or the board of directors of any other entity that has an executive officer serving as a member of the Board.

Governance Committee:

Mr. Tato (Chair)

Mr. Howe

Mr. Moeller

The Governance Committee met five times during 2020. This committee, in addition to other matters, has overall responsibility to (1) establish and assess director qualifications; (2) recommend nominees for election to the Board; and (3) oversee the annual evaluation of the Board and management, including the Chief Executive Officer in conjunction with our Compensation Committee. This committee will consider individuals recommended by stockholders for nomination as directors in accordance with the procedures described under “Stockholders’ Proposals.” This committee also assists the Board with management succession planning and director and officer insurance coverage.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Table of Contents

•	Executive Summary

•	We are Committed to Compensation Best Practices

•	Compensation Philosophy and Process

•	Key 2020 Compensation Decisions

•	Other Compensation Practices and Policies

Executive Summary

2020 Performance

Our results for the full year 2020 reflect the ongoing positive impact of our strategic actions, cost savings initiatives, and strong management and operational effectiveness, despite the impacts of COVID-19 across our segments. Our actions in 2020 and year-to-date, which have included launching new segments, expanding internationally, implementing additional cost savings initiatives, and most recently closing successful common stock and senior notes offerings, have provided a strong foundation for the continued execution of our growth strategy.

Full year 2020 GAAP net income was a loss of $10.3 million, an improvement of $111.7 million compared to a loss of $122.0 million in 2019. Adjusted EBITDA improved to $45.1 million compared to $45.0 million in 2019. Total bookings in 2020 were $645.0 million, and backlog at December 31, 2020 was $535.0 million, a 21.3% increase in backlog. compared to December 31, 2019. Additional information regarding adjusted EBITDA, a non-GAAP financial measure, can be found in Appendix A.

Consolidated revenues in 2020 were $566.3 million, down 34% compared to 2019. Revenues in all segments were adversely impacted by COVID-19, including the postponement and delay of several projects. Full year GAAP operating loss in 2020 was $1.7 million, inclusive of an insurance loss recovery of $26.0 million offset by restructuring and settlement costs and advisory fees of $24.7 million, compared to an operating loss of $29.4 million in 2019. The improvement in operating loss was primarily due to the insurance loss recovery, the positive impact of cost savings initiatives and a lower level of losses on the EPC loss contracts, partially offset by the 2019 divestiture of Loibl and the impacts of COVID-19 on revenue in all three segments.

We have continued to identify and implement cost-savings initiatives. In addition to the $119 million of cost savings initiatives previously disclosed, we implemented approximately $8 million of additional cost savings initiatives in 2020, for a total of $127 million, and have identified another $11 million of cost savings actions expected to be implemented beginning in the first quarter of 2021.

Our recent common stock and senior notes offerings resulted in net proceeds of approximately $283 million after deducting underwriting discounts and commissions, but before expenses, and significantly reduced our secured debt and future cash interest payments. Combined with a reduction in our required pension contributions, we expect to save more than $40 million annually in cash expenses on a pro-forma basis, while also providing capital to support the expansion of our clean energy technologies portfolio as we continue to pursue more than $5 billion of identified pipeline opportunities over the next three years, in addition to our high-margin parts and services business. Looking forward, we remain focused on growing our B&W Renewable and B&W Environmental segments, including deploying our waste-to-energy and carbon capture technologies to help meet the increasing global demand for carbon and methane reductions. The next-generation B&W is positioned to power the global energy and environmental transformation.

2020 PAY-FOR-PERFORMANCE

Our executive compensation programs are based on a strong alignment between pay and performance, and this is reflected in the payout amounts under our annual incentive program and the value of earned awards granted under our long-term incentive program. Decisions by the Compensation Committee of the Board, which we refer to in this discussion as the “Compensation Committee,” in 2020 also took into account prior feedback from our stockholders and concern for retention of key personnel while we address operational issues.

We again did not perform as expected in 2020. For the third year in a row, no payment was earned under the financial component of the annual cash incentive program. See “2020 Summary Compensation Table” for a comparison of the total compensation received by our NEOs in 2020 versus 2019 and 2018, as applicable. We also determined in 2020 that the financial performance goals (relative total stockholder return, earnings per share and return on invested capital) for the 2017-2019 performance period used to determine vesting of certain long-term incentive awards we granted in 2017 had not been met and, accordingly, those 2017 awards terminated without vesting.

For our 2020 equity program, in order to provide additional incentives to create value for our stockholders, we made grants of PSUs that would vest based on achievement a specific closing share price which was a significant increase over the stock price at the time of grant. See “Equity Incentive Awards” below.

MANAGEMENT OVERVIEW

Compensation decisions for our NEOs are made by the Compensation Committee. Key features of our executive compensation program for the NEOs are outlined in this “Compensation Discussion and Analysis”.

During 2020, we saw turnover in our executive team, as outlined below:

•	Officer Transitions: Effective January 31, 2020, Robert P. McKinney, stepped down as our Senior Vice President, General Counsel and Corporate Secretary. Effective September 11, 2020, Dwyane M. Petish, stepped down as Corporate Treasurer. Effective December 31, 2020, Henry E. Bartoli resigned as Chief Strategy Officer.

The following five NEOs were still serving as our executive officers as of December 31, 2020.

NAME	TITLE (AS OF LAST DAY OF 2019)
Kenneth M. Young	Chief Executive Officer
Louis Salamone	Chief Financial Officer
John J. Dziewisz	Senior Vice President & Corporate Secretary
Robert M. Caruso*	Chief Implementation Officer
Jimmy B. Morgan	Chief Operating Officer

* Mr. Caruso stepped down as our Chief Implementation Officer effective March 4, 2021.

THIRD-PARTY COMPENSATION ARRANGEMENTS

We are party to contractual arrangements with third parties with respect to the services of Messrs. Young and Caruso.

While serving as our Chief Executive Officer, Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates. Pursuant to a consulting agreement between us and an affiliate of B. Riley Financial, Inc. (the “B. Riley Affiliate”), we paid the B. Riley Affiliate $62,500 per month in return for Mr. Young’s services as Chief Executive Officer during 2020. In 2020 we granted Mr. Young RSUs and PSUs that are further described below. In addition, we provided commuting expenses to Mr. Young for travel between his home in Washington DC and our corporate headquarters in Akron, OH.

Mr. Caruso has served as a Managing Director with Alvarez & Marsal since September 2006. Pursuant to an existing professional services agreement between us and Alvarez & Marsal, Mr. Caruso received a salary and benefits from Alvarez & Marsal for 2020. In connection with Mr. Caruso’s service as Chief Implementation Officer of the Company, we paid Alvarez & Marsal an additional $1,000 per hour subject to a maximum of $150,000 per month under the professional services agreement. If, at the end of the month, actual fees incurred for Mr. Caruso’s services exceed $150,000, such excess (up to a maximum of $75,000 per month) will be reserved and applied to any future month in which the actual fees for Mr. Caruso’s services do not reach $150,000. In addition, we will pay Alvarez & Marsal additional incentive fees, including a $500,000 incentive fee upon the closing of certain refinancing transactions with respect to our credit facilities and a fee equal to 5% of annualized cost-savings initiated by Mr. Caruso. We also retain Alvarez & Marsal for other professional services not directly related to the services of Mr. Caruso.

2020 SAY-ON-PAY VOTE

At our 2020 annual meeting, we received roughly 77% approval on our advisory vote to approve NEO compensation. We considered this in general as an affirmation that our stockholders support our executive compensation program, but we hope to achieve higher levels of support in future votes and intend to continue our efforts to engage with our stockholders for their views on our compensation programs.

WE HAVE ENGAGED WITH OUR STOCKHOLDERS

Our board of directors contains two individuals designated to the board by our two largest stockholders, Vintage and B. Riley. Each of Vintage and B. Riley has designated one of the six directors serving on the Board, with Mr. Bartoli being nominated by Vintage and Mr. Howe being nominated by B. Riley. These directors provide valuable ongoing feedback on behalf of Vintage and B. Riley, respectively, feedback we believe is consistent with the views held by a number of our other stockholders on the best ways to align our executive compensation program and strategies to strengthen the Company and better position us for success. Generally, these investors have supported our executive compensation program goals, encouraged us to focus on paying for demonstrable performance, and asked that we carefully consider eliminating our classified board structure.

2020 COMPENSATION PROGRAM DESIGN

The Compensation Committee took the following key actions with respect to the 2020 executive compensation program design, each as further described below:

•	modified the annual cash incentive program by aligning of the annual cash incentives to the achievement of adjusted EBITDA and Company bookings as well as Company refinancing and rebranding, which we believe motivates our executives to maximize our operational performance, and, consequently, stockholder value;

•	providing an annual cash incentive program for all NEOs except Mr. Caruso to properly motivate these executives, in particular, to improve our financial performance as measured with respect to adjusted EBITDA;

•	modified our compensation practices with respect to long-term equity compensation by transitioning away from stock options and making equity grants in 2020 in the form of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) which align the interests of our executives with our stockholders and enhances our ability to retain our executives;

•	reviewed and approved certain changes to the Compensation Committee Charter.

2020 COMPENSATION MIX

The following charts illustrate the target mix of base salary, annual incentive awards and equity incentive awards (based on the grant date fair value of the award as determined for accounting purposes) for Mr. Young and our other NEOs who were serving as executive officers as of the end of 2020 (other than Mr. Caruso who is compensated pursuant to a consulting agreement as described above), highlighting the performance-driven focus of the compensation opportunities:

2020 Target Total Direct Compensation

Mr. Young, Chief Executive Officer(1)	Other NEOs

(1)	Mr. Young serves as chief executive officer pursuant to a third-party consulting agreement with the B. Riley Affiliate. Base salary is payable to the B. Riley Affiliate. Long-term incentive compensation is payable directly to Mr. Young.

KEY 2020 PROGRAM ELEMENTS

The main elements of our 2020 executive compensation program, a description of each element, and an explanation as to why we pay each element, are provided below (although not all NEOs received some or all of these compensation elements, as discussed above):

Compensation Element	Description	Objectives
Base Salary	Fixed cash compensation; reviewed annually and subject to adjustment	Attract, retain and motivate the NEO
Annual Cash Incentive Compensation	Short-term cash incentive compensation paid based on performance against annually established financial performance goals	Reward and motivate the NEO for achieving key short-term performance objectives
Long-Term Equity Compensation	Annual equity compensation awards of restricted stock units and performance-based restricted stock units	Align NEO interests with those of our stockholders by rewarding the creation of long-term stockholder value and encouraging stock ownership
Health, Welfare and Retirement Benefits	Qualified retirement plans and health care and insurance	Attract and retain the NEO by providing market-competitive benefits
Severance and Change in Control Arrangements	Reasonable severance payments and benefits provided upon an involuntary termination, including an involuntary termination following a change in control of the Company	Help attract and retain high quality talent by providing market-competitive severance protection, and help encourage the NEO to direct his or her attention to stockholders’ interests, notwithstanding the potential for loss of employment in connection with a change in control
Limited Perquisites	Airline club memberships and commuting expenses to including transportation and lodging	Attract and retain high quality talent

We Are Committed to Compensation Best Practices

The Compensation Committee believes that our executive compensation program follows best practices aligned to stockholder interests, summarized below:

WHAT WE DO	WHAT WE DON’T DO
Pay-for-performance philosophy emphasizes compensation tied to creation of stockholder value, with a significant portion of NEOs’ overall compensation tied to our performance	No excise tax gross-ups upon a change in control
Robust compensation governance practices, including annual CEO performance evaluation process by independent directors, thorough process for setting rigorous performance goals, compensation committee comprised solely of independent directors and use of an independent compensation consultant	No discounting, reloading or re-pricing of stock options without stockholder approval
Limited perquisites and reasonable severance and change in control protection that requires involuntary termination
Mix of short-term and long-term incentives	No guaranteed incentive awards for executives
Clawback provisions in annual and equity incentive compensation plans
Policies prohibiting executives from hedging or pledging our stock	No “single trigger” change in control acceleration of equity awards or severance payments
Strong stock ownership guidelines for executives (five times base salary for CEO and three times base salary for other NEOs)
Annual say-on-pay vote to approve compensation paid to our NEOs.
Annual say-on-pay vote to approve compensation paid to our NEOs.

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

The roles and the responsibilities of the Compensation Committee, management and our independent compensation consultant for 2020 are summarized here.

Compensation Committee (Three Independent Directors)

•	Established and implemented our executive compensation philosophy;

•	Aimed to ensure the total compensation paid to our NEOs was fair and competitive, and motivated high performance; and

•	Subscribed to a “pay-for-performance” philosophy when designing executive compensation programs that intended generally to place a substantial portion of each executive’s target compensation “at risk” and make it performance-based, where the value of one or more elements of compensation was tied to the achievement of financial or other measures we considered important drivers in the creation of stockholder value.

B&W Management

•	Prepared information and materials for the Compensation Committee relevant to matters under consideration by the Compensation Committee;

•	Messrs. Young and Salamone each provided recommendations regarding compensation of certain of the other NEOs (Messrs. Morgan, Dziewisz and Caruso); and

•	Messrs. Young and Salamone and senior human resources personnel attended Compensation Committee meetings and, as requested by the Compensation Committee, participated in deliberations on executive compensation (other than their own).

Consultant to our Compensation Committee

In 2020, we hired Willis Towers Watson (WTW) as an independent compensation consultant to:

•	Provide the Compensation Committee with information and advice on the design and structure of executive and director compensation;

•	Review market survey and proxy compensation data for comparative market analysis;

•	Advise the Compensation Committee on external market factors and evolving compensation trends; and

•	Provide the Company assistance with regulatory compliance and changes regarding compensation matters.

During 2020, WTW did not perform work for the Company other than pursuant to its engagement by the Compensation Committee therefore the engagement of WTW does not raise any conflict of interest with the Company or any of its directors or executive officers.

Plan Design and Risk Management

We subscribe to a “pay-for-performance” philosophy. As such:

•	Incentive Compensation Tied to Performance – Generally, our participating NEOs’ annual cash incentive compensation is “at risk,” with the value tied to the achievement of financial and other measures we consider important drivers of stockholder value. For 2020, equity incentive awards were granted in the form of time-based RSUs and PSUs which would vest only if we achieve a $7 or higher closing stock price, which we believe aligns management’s interests with our shareholders’ interests and provides incentives for long-term value creation.

•	Equity Incentive Compensation Subject to Forfeiture for Certain Acts — The Compensation Committee may generally terminate outstanding equity awards if the recipient (1) is convicted of a misdemeanor involving fraud, dishonesty or moral turpitude or a felony, or (2) engages in conduct that adversely affects or may reasonably be expected to adversely affect the business reputation or economic interests of the Company.

•	Annual and Equity Compensation Subject to Clawbacks — Incentive compensation awards include provisions allowing us to recover excess amounts paid to individuals who knowingly engaged in a fraud resulting in a restatement.

•	Use of Appropriate Performance Measures — Our annual incentive program was based on adjusted EBITDA to align with the way we and our investors generally measure our profitability.

•	Stock Ownership Guidelines — Our executive officers and directors are subject to stock ownership guidelines, which help to promote longer-term perspectives and align the interests of our executive officers and directors with those of our stockholders.

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

Key 2020 Compensation Decisions

BASE SALARIES

The Compensation Committee believes that the payment of a competitive base salary is a necessary element of any compensation program. Base salary levels also affect short-term cash incentive compensation because each NEO’s target opportunity is expressed as a percentage of base salary.

In setting base salaries, the Compensation Committee considers, among other things, comparability to compensation practices and compensation data from companies with whom we compete for executive talent from the engineering and construction, aerospace and defense, heavy electrical equipment and industrial machinery industries, our financial resources, our contractual obligations to our NEO’s and certain third party service providers, as well as the level of experience and expertise of individuals. No particular weight is assigned to any individual item.

The Compensation Committee increased Mr. Morgan’s salary to $500,000 per year effective April 1, 2020, in recognition of the scope of Mr. Morgan’s responsibilities as the newly named Chief Operating Officer.

On January 1, 2020, the Compensation Committee increased Mr. Dziewisz’s salary to $325,000 in connection with being named Senior Vice President and Corporate Secretary of the Company, and General Counsel of The Babcock & Wilcox Company. Mr. Dziewisz’s salary was once more increased on November 15, 2020 to $365,000 in recognition of his taking on increased responsibilities which allowed the Company to reduce its reliance on outside firms for certain aspects of reporting.

The following table shows the 2020 annual base salary approved by the Compensation Committee for each of the NEOs.

NAME	ANNUAL BASE SALARY AS DECEMBER 31, 2020	ANNUAL BASE SALARY AS OF DECEMBER 31, 2019	PERCENTAGE INCREASE
Louis Salamone Jr.	$475,000	$475,000	—
Jimmy B. Morgan	$500,000	$475,000	5.26%
John J. Dziewisz	$365,000	$252,500	44.55%

As discussed above, Mr. Young continued to receive his annual salary from B. Riley Financial, Inc., and Mr. Caruso was paid his annual salary by Alvarez & Marsal, while we paid compensation with respect to these individuals pursuant to third-party arrangements.

ANNUAL CASH INCENTIVES

The Compensation Committee believes that providing an annual cash incentive opportunity is a necessary element of any compensation program, which motivates management to achieve thoughtfully determined strategic objectives, including financial performance objectives.

Executives such as Mr. Caruso, who serve us as consultants through third party relationships are not generally invited to participate in the annual cash incentives provided to our employee-executives. In addition, executives who serve on our board of directors, such as Mr. Bartoli are also not considered eligible for annual cash incentives. As described below, the Compensation Committee did establish an annual cash incentive opportunity for Mr. Young, despite Mr. Young’s consultancy arrangement with us.

2020 Executive Cash Incentive Plan

For 2020, we provided participating NEOs with a performance bonus opportunity called the Executive Cash Incentive Plan (the “2020 ECIP”) that challenged them to enhance Company performance with respect to adjusted EBITDA and Company bookings as well as Company refinancing and rebranding. The Committee structured 100% of their incentive opportunities based on the achievement of these initiatives.

Target Awards. Each participating NEO had a target annual incentive award. The target award amounts were established by the Compensation Committee taking into account each participating NEO’s experience, role and scope of duties.

All NEOs except Mr. Caruso were participants in the 2020 ECIP.

2020 Performance Bonus Payout. As described in more detail below, based on our 2020 performance, no payments were made under the 2020 ECIP.

2020 ECIP Design. The Compensation Committee determined that, in order to better align our executives’ interests with those of our investors with respect to enhanced financial performance and to align our compensation regime with investor communications and internal management of our business, the awards under the 2020 ECIP would be based on adjusted EBITDA, a booking target, completion of the Company’s refinancing and the overall rebranding of the Company. There were no specific weights given to any of the measures since all goals needed to be met in order for a payout to occur.

For purpose of the 2020 performance bonus adjusted EBITDA meant our adjusted earnings before interest, taxes, depreciation and amortization. In order for these measures to reflect core operating results, the Compensation Committee determined that adjusted EBITDA be calculated according to generally accepted accounting principles but should be adjusted for the following items: (1) acquisition, disposition and divestiture costs; (2) restructuring expenses (including termination costs and advisor fees); (3) expenses associated with the spin-off; (4) pension mark-to market adjustments; (5) acquisition related amortization; (6) losses from divestitures; (7) impairments of tangible and intangible assets; (8) losses in respect of legal proceedings and dispute resolutions; (9) changes in accounting policies/standards and tax regulations; and (10) foreign exchange impacts recorded in “Other Income.” Adjusted EBITDA excludes the results of our EPC subsidiary. These adjustments allowed for changing business strategies, fostered consistency in the incentive plan, facilitated flexibility in assessing goal attainment, and promoted objective business decision making.

The Compensation Committee believes that our forecasting process produces rigorous goals that are reasonably achievable if the businesses perform as expected. As a result, the Compensation Committee set the target level of performance based on forecast.

The Compensation Committee established the following goals for the 2020 ECIP.

•	Adjusted EBITDA of $20M

•	Company bookings of $500M
•	Completion of Company refinancing
•	Completion of Company rebranding

In early 2021, our Compensation Committee reviewed the 2020 financial performance results and determined that for purposes of our 2020 ECIP, our adjusted EBITDA was $19.1 million. Accordingly, we did not achieve the adjusted EBITDA goal, and as a result, the 2020 ECIP payout percentage was determined to be 0% for all participants.

LONG-TERM CASH INCENTIVE AWARDS

On September 11, 2020, the Compensation Committee approved and established a long-term cash incentive structure for certain eligible employees including all of the NEOs. The long-term cash incentive awards are to incentivize growth in our adjusted EBITDA over the next two years. Each recipient of a long-term cash incentive award has a bonus opportunity based 50% on our adjusted EBITDA for 2021 and 50% on our adjusted EBITDA for 2022. To the extent a award recipient is eligible for a bonus based on our adjusted EBITDA for 2021 or 2022 and except as the Compensation Committee may otherwise provide, the participant will only earn the bonus if the participant remains employed with us or one of our subsidiaries through December 31, 2023; provided that the Compensation Committee may pay up to half of any such bonus opportunity corresponding to 2021 or 2022 following the end of that year (subject to clawback, unless otherwise provided by the Compensation Committee, if the participant ceases to be employed with us or one of our subsidiaries prior to December 31, 2023). The total long-term cash incentive opportunity for each of our NEOs is as follows: Kenneth M. Young- $1,500,000; Jimmy B. Morgan- $1,500,000; Louis Salamone- $950,000; and John Dziewisz- $650,000.

EQUITY INCENTIVE AWARDS

The Compensation Committee believes that it is important to attract and retain qualified personnel by offering an equity-based program that is competitive and that is designed to encourage each of our NEOs to balance short-term Company goals with long-term performance and to foster executive retention.

In 2020, we provided equity incentive compensation awards to our NEOs in the form of (1) time-based RSUs and (2) PSUs that vest based on the attainment of a $7 or higher closing stock price, which represented almost a 200% increase from the stock price at the time of grant. The decision by the Compensation Committee to grant restricted stock units and performance stock units rather than stock options was based on the belief that fewer RSUs and PSUs could be granted (relative to stock options) to deliver the same grant date fair value, RSUs have retentive value even if our stock price does not appreciate, the value of PSUs remains subject to the attainment of a performance-based vesting goals, and both RSUs and PSUs continue to align the executives’ interests with the interests of stockholders as the value of the awards is dependent upon our stock price. In determining to grant RSUs and PSUs to our executives, the Compensation Committee took into account the need to provide meaningful long-term incentives to our executives and employees in light of the fact that previously issued performance stock units granted in 2016 had not paid out and our outstanding stock options and SARs were underwater, and therefore had limited incentive and retention value. For all executives, the time-based RSU awards vest ratably over three years and the PSUs have a five year timeline to achieve the defined closing stock price goal. The 2020 RSU and PSU awards were generally granted by the Compensation Committee effective August 25, 2020.

The aggregate value of the awards granted in 2020 was generally based on the Compensation Committee’s review of each participating NEO’s experience, role and scope of duties, in order to provide competitive equity incentive opportunities. Use of equity-based awards, together with our meaningful stock ownership requirements, was intended to further align the interests of participating NEOs with the interests of our stockholders, which is another important objective of our executive compensation program.

The following table summarizes the number of shares subject to the 2020 equity incentive awards for each participating NEO:

2020 Long-Term Incentive Awards

NAME	RESTRICTED STOCK UNITS	PERFORMANCE-BASED STOCK UNITS
Kenneth M. Young	200,000	250,000
Louis Salamone Jr.	150,000	200,000
Jimmy B. Morgan	150,000	200,000
John J. Dziewisz	100,000	150,000

Executives such as Mr. Caruso who serve us as consultants through third party relationships are not generally eligible annual equity incentive awards from us. As described below, the Compensation Committee did grant RSUs and PSUs to Mr. Young, despite Mr. Young’s consultancy arrangement with us, in order to better retain his services and align his interests with those of our shareholders. Such RSUs and PSUs were granted to Mr. Young directly and not the B. Riley Affiliate, in order to provide an incentive directly to Mr. Young.

In February 2021, our closing stock price exceeded the $7 per share target set for the PSUs granted to the NEOs in 2020 and, accordingly, each of the PSU awards described above vested in full at that time.

2020 Long-Term Incentive Performance Update

In April 2020, the Compensation Committee reviewed our performance against the goals established for performance-based RSUs granted to certain of our NEOs in 2017 (“2017 PSUs”). From 0% to 200% of the target levels of the 2017 PSU awards could have been earned based on achievement with respect to cumulative adjusted diluted earnings per share (“Cumulative EPS”), average annual return on invested capital (“ROIC”), and relative total shareholder return (“RTSR”) performance for the period beginning on January 1, 2017 and ending on December 31, 2019 (the “2017-2019 Performance Period”).

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

Each participating NEO earned 0% of the target 2017 PSU award, as reflected in the table below:

METRIC	THRESHOLD		TARGET	MAX	ACTUAL	WEIGHTING	RESULT
Cumulative EPS	Goal	$2.19	$2.73	$3.05	$(17.67)
(60%)	Payout %	50%	100%	200%		60/100	0%
ROIC	Goal	6.2%	6.7%	7.5%	(46)%
(20%)	Payout %	50%	100%	200%		20/100	0%
RTSR	Goal	25Th percentile	50th percentile	≥75th percentile	<25Th percentile
(20%)	Payout %	50%	100%	200%		20/100	0%
					Total Payout %		0%

As a result, no payouts were earned with respect to the 2017 PSUs. Among the NEOs, Messrs. Morgan and Dziewisz held 2017 PSUs, as each of the other NEOs commenced service to the Company after the applicable grant date.

OTHER OUTSTANDING RETENTION AWARDS

In 2019, the Compensation Committee approved a special, cash-settled award to Mr. Morgan of $100,000. This award was granted as a retention tool, in light of Mr. Morgan’s critical position as the new Chief Operating Officer. The award to Mr. Morgan provided for the payment of $50,000 in each of October 2020 and October 2021, subject to his continued employment through the applicable vesting date.

BENEFITS

To the extent they are eligible, NEOs may participate in our tax-qualified 401(k) plan and various health and welfare plans on the same basis as other eligible employees of the Company. The 401(k) plan included an employer matching contribution of up to 4% of eligible compensation for participants who are not eligible for a defined benefit pension plan through April 30, 2020 after which the match was suspended by the Company.

Certain NEOs also participate in a non-qualified defined contribution retirement plan, referred to as the “Restoration Plan”. The plan permits our participating NEOs to choose to defer eligible compensation above the limited amounts permitted under the 401(k) plan. The Restoration Plan provides for an employer match on the same basis as under the 401(k) plan but without regard to certain limits that otherwise apply to the 401(k) plan under U.S. Internal Revenue Code rules. The Compensation Committee believes that the opportunities to defer compensation and receive employer contributions under the Restoration Plan reflects competitive market practices and provide our participating NEOs with reasonable retirement benefit opportunities given their compensation. The Restoration Plan does not provide for above-market earnings on any deferred amounts. In November 2019, the Compensation Committee elected to freeze all employee deferrals and Company contributions to the Restoration Plan with respect to compensation earned for services beginning on or after January 1, 2020. See “2020 Non-qualified Deferred Compensation” for additional information about these plans.

Participating NEOs also receive limited perquisites for items such as annual airline club memberships and commuting expenses, which included lodging and transportation. The Compensation Committee views these benefits as customary arrangements and a standard part of a competitive total compensation package.

Severance and Change in Control Protection

Participating NEOs are eligible to receive certain severance benefits in case of an involuntary termination without “cause,” including a resignation by the executive due to certain adverse changes in employment that constitute “good reason.” Different provisions apply for an involuntary termination that occurs before or following a change in control of the Company. Severance benefits for a termination occurring before a change in control are generally provided for the participating NEOs in accordance with our Executive Severance Plan. Messrs. Morgan and Dziewisz participate in the Executive Severance Plan. Severance benefits for an involuntary termination during a two-year protected period following a change in control are provided under a separate change in control agreement with each participating NEO. Mr. Morgan is the only participating NEO with a change in control agreement, which requires both a change in control and a “Covered Termination” (in other words, a double trigger) for any severance payments thereunder. The Compensation Committee believes the severance benefits provided to these NEOs are reasonable in both amount and type. These arrangements do not provide for any tax gross-ups. The change in control agreements with each participating NEO include covenants regarding protection of confidential information, non-solicitation of employees and customers and non-competition as a condition to the severance benefits. Our equity grant agreements also provide for double-trigger vesting upon a change in control.

The benefits under the Executive Severance Plan and the change in control agreements are further described below under “Potential Payments Upon Termination or Change in Control.”

The Compensation Committee believes that these arrangements serve a number of important purposes for our stockholders. They help us attract and retain top quality executives and represent standard arrangements at most public companies as part of a competitive total compensation package. The change in control agreements also better allow executives to objectively evaluate potential transactions.

Stock Ownership Requirements

We maintain stock ownership guidelines that apply to our NEOs, with the exception of Mr. Caruso who doesn’t receive equity grants through the Company. These guidelines establish minimum stock ownership levels of two to five times annual base salary for executives. The ownership multiples applicable to our continuing NEOs are:

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

Tax Considerations

Federal income tax law generally prohibits a publicly-held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the Company’s Compensation Committee under a plan approved by the Company’s stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit.

As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and its stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC or be subject to Regulation 14A or 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

We have reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement and our Form 10-K.

THE COMPENSATION COMMITTEE

Alan B. Howe (Chair)

Philip B. Moeller

Rebecca Stahl

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table summarizes (as applicable) the compensation of each person who served as our Chief Executive Officer (“CEO”) during 2020, each person who served as our Chief Financial Officer (“CFOs”) during 2020 and the three highest-paid executive officers other than the CEOs and CFOs who were still serving as executive officers as of December 31, 2020. We refer to these persons as our Named Executive Officers or NEOs.

2020 Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)(1)	BONUS ($)(2)	STOCK AWARDS ($)(3	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	ALL OTHER COMPENSATION (4)	TOTAL ($)
Kenneth M. Young	2020	$750,000	$—	$1,125,000	$—	$—	$—	$102,204	$1,977,204
Chief Executive Officer	2019	$750,000	$2,000,000	$2,226,000	$—	$1,000,000	$—	$34,636	$6,010,636
	2018	$88,356 0	$—	$—	$1,536,405	$—	$—	$—	$1,624,761

Louis Salamone Jr.	2020	$475,000	$—	$875,000	$—	$—	$—	$192,242	$1,542,242
Chief Financial Officer	2019	$475,000	$750,000	$742,000	$—	$300,000	$—	$45,736	$2,312,736

Jimmy B. Morgan	2020	$493,750	$50,000	$875,000	$—	$—	$—	$100,138	$1,518,888
Chief Operating Officer	2019	$415,625	$82,000	$659,750	$—	$21,075	$—	$30,468	$1,208,918
	2018	$351,250	$82,500		$69,549	$19,500	$—	$13,865	$536,664
John J. Dziewisz Sr. Vice President & Corporate Secretary	2020	$330,000	$—	$804,600	$		$120,212	$3,792	$1,258,604

Robert M. Caruso	2020	$956,568	$—	$—	$—	$—	$—	$—	$956,568
Chief Implementation	2019	$1,389,040	$—	$—	$—	$—	$—	$—	$1,389,040
Officer	2018	$341,062	$—	$—	$88,786	$—	$—	$199,841	$629,689

(1)	With respect to each of Messrs. Young and Caruso, represents consultant fees paid to third party providers, with respect to such executive’s salary. Mr. Young serves as CEO pursuant to a consulting agreement with the B. Riley Affiliate. Mr. Caruso serves as Chief Implementation Officer pursuant to a Consulting Agreement with Alvarez & Marshall. See “Compensation Discussion and Analysis — Third Party Compensation Arrangements.” The Company maintains other consulting engagements with Alvarez & Marshall unrelated to the compensation of Mr. Caruso. Mr. Caruso stepped down as our Chief Implementation Officer effective March 4, 2021.

(2)	With respect to Mr. Morgan, represents the payout during 2020 of a portion of the special cash retention bonus granted in 2019, which vests over two years. See “Compensation Discussion and Analysis — Other Outstanding Long-Term Performance and Retention Awards.”

(3)	Represents the aggregate grant date fair value of time-based RSUs and PSUs granted during the applicable fiscal year and computed in accordance with FASB ASC Topic 718. With respect to Messrs. Young, Salamone, Morgan and Dziewisz time-based RSUs vest ratably in three annual installments beginning on August 25, 2021. All such future vesting events are subject to continued employment through the date of vesting. With respect to Messrs. Young, Salamone, Morgan and Dziewisz PSUs vest at a $7 or higher closing stock price within a performance period of 5 years. For additional information, see Note 17 (“Stock-Based Compensation”) to our audited financial statements for the fiscal year ended December 31, 2020, included in our annual report on Form 10-K for the year ended December 31, 2020 (and, for awards granted in prior fiscal years, the corresponding note to our audited financial statements in our annual report on Form 10-K for that year). .

(4)	The amounts reported for 2020 in the “All Other Compensation” column are attributable to the following:

	401(k) Plan Contributions(a)	Perquisites(b)	Total All Other Compensation
Mr. Young	—	$102,204	$102,204
Mr. Salamone	$5,542	$186,700	$192,242
Mr. Morgan	$5,583	$94,554	$100,138
Mr. Dziewisz	$3,792	—	$3,792
Mr. Caruso	—	—	—

(a)	The amounts reported in this column represent the total amount of matching and service-based contributions made to each participating NEO under the Company’s 401(k) plan. Under the Company’s 401(k) plan, the Company will match 50% of the first 8% of an employee’s contributions to the plan. The Company match was suspended effective April 30, 2020 due to the COVID-19 pandemic.

(b)	The amounts reported in this column represent the commuting expenses for travel from the executive’s home to the Corporate headquarters in Akron, OH. These commuting expenses include lodging, travel and airline club fees.

The amounts reported for 2019 in the “All Other Compensation” column for Messrs. Young, Salamone and Morgan (and the corresponding amounts in the Total column for each executive) have been increased from the amounts reported in the Company’s proxy statement for the 2020 annual meeting of stockholders to include the following amounts paid by the Company for commuting expenses in 2019: Mr. Young - $34,636, Mr. Salamone - $36,236, and Mr. Morgan - $20,157.

2020 Grants of Plan-Based Awards

The following table provides additional information on stock awards and option awards, plus non-equity incentive plan awards, made to our participating NEOs by us during the year ended December 31, 2020. With respect to stock awards and option awards, the amounts of such awards in this table and the tables that follow reflect adjustments to such awards that were approved by the Compensation Committee, as described below.

			ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)				ESTIMATED POSSIBLE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)(3)	EXERCISE OR BASE PRICE OF OPTION AWARDS($/S)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(4)
NAME	GRANT DATE	COMMITTEE ACTION DATE	THRESHOLD ($)	TARGET ($)		MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Mr. Young	—	—	N/A	$600,000		N/A		—		—	—	—
	9/11/2020	9/11/2020	N/A	$1,500,000	(5)	N/A		—		—	—	—
	8/25/2020	8/25/2020	—	—		—		—		200,000	—	$500,000
	8/25/2020	8/25/2020	—	—		—		250,000		—	—	$625,000
Mr. Salamone			N/A	$400,000		N/A
	9/11/2020	9/11/2020	N/A	$1,500,000	(5)	N/A		—		—	—	—
	8/25/2020	8/25/2020	—	—		—		—		150,000	—	$375,000
	8/25/2020	8/25/2020	—	—		—		200,000		—	—	$500,000
Mr. Morgan			N/A	$450,000		N/A
	9/11/2020	9/11/2020	N/A	$950,000	(5)	N/A		—		—	—	—
	8/25/2020	8/25/2020	—	—		—		—		150,000	—	$375,000
	8/25/2020	8/25/2020	—	—		—		200,000		—	—	$500,000
Mr. Dziewisz			N/A	$150,000		N/A
	9/11/2020	9/11/2020	N/A	$650,000	(5)	N/A		—		—	—	—
	2/1/2020	12/19/2019	—	—		—		—		40,000	—	$179,600
	8/25/2020	8/25/2020	—	—		—		—		100,000	—	$250,000
	8/25/2020	8/25/2020	—	—		—		150,000		—	—	$375,000
Mr. Caruso	—	—	—	—		—		—		—	—	—

(1)	Except as disclosed in footnote (5), these columns reflect the target annual cash incentive opportunities under the special performance bonus opportunity for all NEOs (pursuant to the 2020 ECIP described above in the “Compensation Discussion and Analysis”), except Mr. Caruso who was not eligible to participate. At the time of the filing of this proxy statement, the actual results of our special performance bonus opportunity were certified, and our NEOs did not receive any payout amounts under the 2020 ECIP (as reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table).

The amounts reflected in the “target” column under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” represent the value of the payout opportunity at target financial performance levels.

See “Compensation Discussion and Analysis — Key 2020 Compensation Decisions” for more information about the annual incentive awards and performance goals for 2020.

(2)	These columns represent the number of PSUs granted in 2020. With respect to all executives the PSUs vest when the closing stock price is $7.00 or higher within the performance period of August 25, 2021 through August 24, 2025. For additional information, See “Compensation Discussion and Analysis — Equity Incentive Awards” above.

(3)	This column represents the number of time-based RSUs granted in 2020. With respect to all executives the time-based RSUs vest ratably in three annual installments beginning on August 25, 2021. All such future vesting events are subject to continued employment through the date of vesting. For additional information, See “Compensation Discussion and Analysis — Equity Incentive Awards” above.

(4)	This column represents the aggregate grant date fair value of equity awards granted in 2020, calculated in accordance with FASB ASC Topic 718.

(5)	These amounts reflect the target long-term cash incentive awards approved in September 2020. See “Compensation Discussion and Analysis — September 2020 Long-Term Cash Incentive Awards” for more information.

Employment Agreement and Severance Arrangements

We have entered into an executive employment agreement with Mr. Salamone dated November 19, 2018. The agreement had an initial term of two years and provides for an automatic extension of the term each year by one additional year unless either party has given at least 90 days advance notice. The agreement provides that Mr. Salamone will serve as Chief Financial Officer of the Company and our affiliates and will receive an annual base salary of not less than $475,000. Mr. Salamone is also entitled to participate in our annual bonus program, receives Company benefits for employees of similar rank, and is entitled to reimbursement for certain commuting and lodging expenses.

For a discussion of the severance provisions of Mr. Salamone’s employment agreement, the executive severance plan applicable to Messrs. Morgan and Dziewisz, and the change in control provisions applicable to Mr. Morgan, see “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following “Outstanding Equity Awards at 2020 Fiscal Year-End” table summarizes the equity awards with respect to shares of our common stock that were held by our NEOs and outstanding as of December 31, 2020.

		OPTION AWARDS				STOCK AWARDS
NAME	GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(1)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(1)
Mr. Young
SARS	12/18/2018	843,500	—	$20.00	12/18/2028	—		—	—		—
RSU	8/13/2019	—	—	—	—	600,000	(2)	$2,106,000	—		—
RSU	8/25/2020	—	—	—	—	200,000	(3)	$702,000	—		—
PSU	8/25/2020	—	—	—	—				250,000	(4)	$877,500
Mr. Salamone
SARS	12/18/2018	168,700	—	$20.00	12/18/2028	—		—	—		—
RSU	8/13/2019	—	—	—	—	200,000	(2)	$702,000	—		—
RSU	8/25/2020	—	—	—	—	150,000	(3)	$526,500	—		—
PSU	8/25/2020	—	—	—	—				200,000	(4)	$702,000
Mr. Morgan
Stock Options	3/1/2016	1,239	—	$137.60	3/1/2026	—		—	—		—
Stock Options	3/6/2018	5,995	—	$41.70	3/6/2028	—		—	—		—
RSU	8/13/2019	—	—	—	—	100,000	(5)	$351,000	—		—
RSU	10/8/2019	—	—	—	—	25,000	(7)	$87,750	—		—
RSU	8/25/2020	—	—	—	—	150,000	(3)	$526,500	—		—
PSU	8/25/2020	—	—	—	—				200,000	(4)	$702,000
Mr. Caruso	—	—	—	—	—	—		—	—		—
Mr. Dziewisz
Stock Options	3/3/2014	258	—	$140.30	3/3/2024	—		—	—		—
Stock Options	3/2/2015	1,328	—	$132.70	3/2/2025	—		—	—		—
Stock Options	3/1/2016	619	—	$137.60	3/1/2026	—		—	—		—
Stock Options	3/6/2018	1,913	—	$41.70	3/6/2028	—		—	—		—
RSU	8/13/2019	—	—	—	—	26,667	(5)	$93,601	—		—
RSU	2/1/2020	—	—	—	—	40,000	(6)	$140,400	—		—
RSU	8/25/2020	—	—	—	—	100,000	(3)	$351,000	—		—
PSU	8/25/2020	—	—	—	—				150,000	(4)	$526,500

(1)	Based on the closing market price of our common stock on December 31, 2020 of $3.51, as reported on the New York Stock Exchange.

(2)	These time-based RSUs are scheduled to vest on January 2, 2021.

(3)	These time-based RSUs are scheduled to vest in ratable installments on August 25, 2021, 2022 and 2023.

(4)	These performance-based stock units (“PSUs”) are scheduled to vest when the closing price of the B&W stock is $7.00 or more within the performance period of August 25, 2020 through August 24, 2025. As noted above, these PSUs vested upon achievement of the stock price target in February 2021.

(5)	These time-based RSUs are scheduled to vest in equal installments on August 13, 2021 and August 13, 2022.

(6)	These time-based RSUs are scheduled to vest in equal installments on February 1, 2021 and February 1, 2022.

(7)	These time-based RSUs are scheduled to vest on October 8, 2021.

In accordance with the terms of the 2015 LTIP, the Compensation Committee approved equitable adjustments to then-outstanding awards in connection with the one-for-ten reverse stock split which became effective on July 24, 2019.

2020 Option Exercises and Stock Vested

The following “2020 Option Exercises and Stock Vested” table provides additional information about the value realized by our NEOs on exercises of option awards and vesting of stock awards with respect to our common stock during the year ended December 31, 2020.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)	VALUE REALIZED ON VESTING ($)(1)
Mr. Young	—	—	—	—
Mr. Salamone	—	—	—	—
Mr. Morgan	—	—	55,697	$156,075
Mr. Dziewisz	—	—	14,996	$42,086
Mr. Caruso	—	—	—	—

(1)	For each NEO, the amounts reported in the “number of shares acquired on vesting” column in the table above represent the aggregate number of shares of common stock acquired by the NEO upon vesting of the award. The amounts reported in the “value realized on vesting” column were calculated by multiplying the number of shares acquired on the date of vesting by the closing price of our common stock on the date of vesting. The number of shares acquired in connection with the vesting of RSUs includes shares withheld by us to satisfy the minimum statutory withholding tax due on vesting.

2020 Pension Benefits

The following “2020 Pension Benefits” table summarizes our NEOs’ benefits under our tax-qualified defined benefit plans and supplemental executive retirement plans (other than our non-qualified defined contribution plans). None of the NEOs other than Mr. Dziewisz participated in these plans.

NAME	PLAN NAME	NUMBER OF YEARS OF CREDITED SERVICE(#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)(1)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Dziewisz	Qualified Plan	23.333	$892,390	—
	Excess Plan	N/A	—	—

(1)	Present value of accumulated benefits is based on a discount rate of 2.53% for the Qualified Plan.

Overview of Qualified Plans

The Company maintains retirement plans that are funded by trusts and cover certain eligible regular full-time employees, described below in the section entitled “Participation and Eligibility.” Mr. Dziewisz is the only NEO who participates in the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “Qualified Plan”).

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

The present value of accumulated benefits reflected in the “2020 Pension Benefits” table above is based on a discount rate at December 31, 2020 and the PRI2012 mortality table projected with the MP2020 Buck modified white collar mortality improvement scale. The discount rate applicable to the pension plans at December 31, 2020 was 2.53% for the Qualified Plan. Additional benefit accruals offset by reductions in the discount rate, among other factors, result in an increase in the present value of the pension benefits.

Retirement

Under the Qualified Plan, normal retirement is age 65. The normal form of payment is a single-life annuity or a 50% joint and survivor annuity, depending on the employee’s marital status when payments are scheduled to begin.

2020 Non-qualified Deferred Compensation

The following “2020 Non-qualified Deferred Compensation” table summarizes our NEOs’ compensation under our non-qualified defined contribution plans. None of the NEOs other than Mr. Morgan participated in the Company’s Restoration Plan, and none of the NEOs has elected to defer payment of any outstanding RSU awards.

NAME	PLAN NAME	EXECUTIVE CONTRIBUTIONS IN 2020 ($)	REGISTRANT CONTRIBUTIONS IN 2020 ($)	AGGREGATE EARNINGS IN 2020 ($)(1)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT 12/31/20 ($)
Mr. Morgan	Restoration Plan	—	—	$277.08	—	$2,149.73

(1)	The amounts reported in this column represent hypothetical amounts of earnings or losses and dividends credited during 2020 on all accounts for each NEO under the Company’s Restoration Plan. These gains and losses are not reported as compensation in the “2020 Summary Compensation Table” as the Company has determined they are not above-market as determined under applicable SEC rules.

Restoration Plan

The Company’s Restoration Plan is an unfunded, non-qualified defined contribution plan through which the Company previously provided annual contributions to each participant’s notional accounts, which are referred to as a participant’s company matching account and company service-based account. Benefits under the Restoration Plan are based on a participant’s vested percentage in his or her notional account balance at the time of distribution. Each participant generally vests 100% in his or her company matching account and company service-based account upon completing three years of service with the Company, subject to accelerated vesting for death, disability, termination by the Company without cause or retirement, or on a change in control. Under this plan, each participant elects to have his or her notional accounts hypothetically invested in one or more of the investment funds designated by the Compensation Committee. Each participant’s notional accounts are credited and debited to reflect gains and losses on the hypothetical investments.

Effective July 1, 2018, the Company discontinued any further service-based contributions to the Restoration Plan. In November 2019, the Compensation Committee elected to freeze all employee deferrals and Company contributions to the Restoration Plan with respect to compensation earned for services beginning on or after January 1, 2020.

Deferred Restricted Stock Units Under LTIP

Under the terms of the 2015 LTIP, the Compensation Committee has the discretion to permit selected participants to defer all or a portion of their stock awards. These deferred RSUs will be paid by the Company in the form of Company common stock. As noted above, no NEOs elected to defer any RSUs during 2020 of held any outstanding deferred RSUs as of December 31, 2020.

Potential Payments Upon Termination or Change In Control

The following table shows potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios under which a payment would be due in the event of a change in control or termination of employment of our NEOs, assuming a December 31, 2020 termination date. Where applicable, the amounts listed below use the closing price of the Company’s common stock of $3.51 (as reported on the NYSE) as of December 31, 2020. These tables do not reflect amounts that would be payable to the NEOs pursuant to benefits or awards that are already vested.

Except as otherwise indicated, amounts reported in the below tables for options, SARs, time-based RSUs and PSUs represent the value of unvested and accelerated shares or units, as applicable, calculated by:

•	for options and SARs: multiplying the number of accelerated stock options or SARs by the difference between the exercise price or base price and $3.51 (the closing price of the Company’s common stock on December 31, 2020); and

•	for RSUs and PSUs: multiplying the number of accelerated units by $3.51 (the closing price of the Company’s common stock on December 31, 2020).

NAME	TERMINATION SCENARIO	CASH ($)	ACCELERATED VESTING OF EQUITY AWARDS ($)	HEALTH AND WELFARE BENEFITS ($)	OUTPLACEMENT SERVICES ($)	TOTAL ($)
Mr. Young	Termination Without Cause/For Good Reason	—	526,500	—	—	526,500
	Change in Control	—	—	—	—	—
	Death/Disability	—	2,808,000	—	—	2,808,000

Mr. Salamone	Termination Without Cause/For Good Reason	475,000	175,500	—	—	650,500
	Change in Control	—	—	—	—	—
	Death/Disability	—	1,228,500	—	—	1,228,500

Mr. Morgan	Termination Without Cause/For Good Reason	500,000	109,688	7,225	12,000	628,913
	Termination in Connection with Change in Control	2,500,000	1,667,250	86,705	12,000	4,265,955
	Change in Control	—	—	—	—	—
	Death/Disability	500,000	965,250	7,225	—	1,472,475

Mr. Dziewisz	Termination Without Cause/For Good Reason	365,000	58,501	7,136	12,000	442,637
	Change in Control	—	—	—	—	—
	Death/Disability	365,000	585,001	7,136	—	957,137

Mr. Caruso	Termination Without Cause/For Good Reason	—	—	—		—
	Change in Control	—	—	—		—
	Death/Disability	—	—	—		—

THIRD-PARTY COMPENSATION ARRANGEMENTS – Messrs. Young and Caruso

As noted above, the services of Mr. Young are provided pursuant to a consulting arrangement with the B. Riley Affiliate and the services of Mr. Caruso are provided pursuant to a consulting arrangement with Alvarez & Marshall. Neither consulting arrangement provides for any severance or benefits upon a cessation of services.

In addition to his consulting arrangement, Mr. Young may be eligible for acceleration of any RSUs or PSUs in accordance with the terms of the 2015 LTIP, described below.

EXECUTIVE EMPLOYMENT AGREEMENTS – Mr. Salamone

The Company has entered into an executive employment agreement with Mr. Salamone dated November 19, 2018. Under this agreement, in the event of a termination of the Company other than for “cause” or by the executive for “good reason” (as such terms are defined in the agreement), Mr. Salamone shall be entitled to continuation of base salary for a period of 52 weeks. Receipt of the severance benefits under the employment agreement is subject to the executive delivering a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants.

The employment agreement does not provide for enhanced severance protection in the event of a termination of employment following a change in control.

EXECUTIVE SEVERANCE PLAN– Messrs. Morgan and Dziewisz

The Company maintains an executive severance plan pursuant to which participants (including Messrs. Morgan and Dziewisz) are eligible to receive certain severance benefits in case of an involuntary termination without “cause,” including a termination for “good reason.”

Severance. The severance payment reported for Messrs. Morgan and Dziewisz represents salary continuation payments equal to 52 weeks of base salary as in effect on the date of termination. Receipt of the severance benefits under the Executive Severance Plan is generally subject to executing a general release of claims and agreeing to certain non-compete, nondisclosure and other restrictive covenants

Reimbursement of Health Care Premiums. Upon a termination by the Company for any reason other than cause under our Executive Severance Plan, Messrs. Morgan and Dziewisz would be entitled to reimbursement of the employer share of the “applicable premium” for continuation coverage under COBRA for the medical, dental and/or vision benefits in effect for the participating NEO and his qualified beneficiaries as of the date of termination for a period of three months. The amounts reported were determined by multiplying the monthly employer cost of 2021 medical, dental and/or vision benefits for the participating NEO and his qualified beneficiaries by three. These payments are subject to the same conditions described above for severance payments.

Outplacement Services. Messrs. Morgan and Dziewisz would be entitled to 12 months of employer-paid outplacement services under our Executive Severance Plan following his termination by the Company for reasons other than cause. The amount reported represents the cost the Company would incur to engage our third-party service provider for 12 months of executive outplacement services.

CHANGE IN CONTROL AGREEMENT– Mr. Morgan

The Company has change in control agreements with various officers elected prior to August 4, 2016, including Mr. Morgan (but none of the other NEOs). Generally, under the Company’s change in control agreements and certain other compensation arrangements, if an NEO is terminated within two years following a change in control (as defined in the agreement) either (1) by the Company for any reason other than cause or death or disability, or (2) by the NEO for good reason (in each case, a “qualifying termination”), the NEO is entitled to receive:

•	accelerated vesting in the executive’s Restoration Plan account;

•	accelerated vesting in any outstanding equity awards;

•	a cash severance payment;

•	a prorated target bonus payment;

•	payment of the prior year’s bonus payment, if unpaid at termination; and

•	a cash payment representing health benefits coverage costs.

In addition to these payments, the NEO would be entitled to various accrued benefits earned through the date of termination, such as earned but unpaid salary and earned but unused reimbursements.

Severance. The severance payment made to Mr. Morgan in connection with a qualifying termination following a change in control is a cash payment equal to two times the sum of (1) the executive’s annual base salary prior to termination and (2) the same annual base salary multiplied by the executive’s target annual incentive compensation percentage for the year in which the termination occurs. Assuming a termination as of December 31, 2020, the severance payment on a qualifying termination following a change in control would have been calculated based on the following for Mr. Morgan: $500,000 base salary and $500,000 target annual incentive compensation (100% of his annual base salary).

Incentive Component of Severance. The severance amount for Mr. Morgan in connection with a qualifying termination following a change in control also includes his target annual incentive amount for 2020. We have assumed for purposes of this disclosure that, in the event of a December 31, 2020 termination date, he would have been entitled to a payment equal to 100% of his 2020 target incentive, as in effect immediately prior to the date of termination.

Benefits. The amount reported for Mr. Morgan represents three times the full annual cost that would be payable by the NEO for continuation of coverage for medical, dental and vision benefits if elected by the NEO for himself and his eligible dependents under COBRA for the year ended December 31, 2020, which would be paid in a lump sum.

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

TREATMENT OF LONG TERM INCENTIVE AWARDS UNDER PLAN

Under the terms of the Company’s outstanding awards (including awards held by the NEOs), all unvested RSUs and PSUs would become vested on a qualifying termination following a change in control (as defined in the applicable award agreements).

Executives are entitled to acceleration of unvested RSUs in the event that employment is terminated by reason of a Reduction in Force (as defined in the applicable RSU agreement) on or after the first anniversary of the date of grant, then (i) 25% of the then-remaining outstanding RSUs will vest on the date of such termination if the termination occurs prior to the second anniversary of the date of grant and (ii) 50% of the then remaining outstanding RSUs will vest on the date of such termination if the termination occurs on or after the second anniversary of the date of grant. The term “Reduction in Force” means a termination of employment under circumstances that would result in the payment of benefits under The Babcock & Wilcox Employee Severance Plan or a successor plan (whether or not the executive is a participant in such plan), termination of employment in connection with a voluntary exit incentive program, or termination of employment under other circumstances which the Committee designates as a reduction in force.

Executives are entitled to full acceleration of unvested RSUs in the event of a termination of employment due to death or disability, or upon a termination of employment by the Company other than for “cause” or by the executive for “good reason”, in each case within two years following a change in control. For the unvested PSUs, acceleration occurs upon a change in control (except to the extent the Committee provides for a replacement award that satisfies certain requirements specified in the PSU award agreement, in which case the award will remain outstanding after the change in control and subject to acceleration in connection with a qualifying termination of the holder’s employment).

RESTORATION PLAN

Under our Restoration Plan, an executive’s Company matching account and Company service-based account become fully vested on, among other events, a change in control or the date of the executive’s death or disability. Mr. Morgan is 100% vested in his Restoration Plan accounts as of December 31, 2020. Accordingly, none of the amounts in his Company matching accounts and Company service-based accounts would be subject to accelerated vesting.

CEO PAY RATIO

Pursuant to the Exchange Act, we are required to disclose in this proxy statement the ratio of the total annual compensation of our CEO to the median of the total annual compensation of all of our employees (excluding our CEO). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our CEO’s total compensation for 2020 was $1,977,204, and the median of the total 2020 compensation of all of our employees (excluding our CEO) was $50,823. Accordingly, we estimate the ratio of our CEO’s total compensation for 2020 to the median of the total 2020 compensation of all of our employees (excluding our CEO) to be 39 to 1.

Applicable SEC rules permit us to use the same median employee in calculating the pay ratio above as the median employee we identified in 2020 in presenting the pay ratio in our proxy statement for our annual meeting of stockholders held in 2020 (the “2020 median employee”) if there have been no changes that we reasonably believe would significantly affect this pay ratio disclosure. We believe that there have been no changes to our employee population or compensation arrangements that would result in a significant change to the pay ratio disclosure. Accordingly, we used the 2020 median employee to calculate the pay ratio above. The median employee’s total annual compensation for 2020 used in presenting the pay ratio above was determined using the same rules that apply to reporting the compensation of our NEOs (including our CEO) in the “Total” column of the “2020 Summary Compensation Table.”

We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this ratio disclosure is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

COMPENSATION OF DIRECTORS

The compensation reflected below summarizes the compensation earned by or paid to our non-employee directors for services as members of the Board during fiscal year 2020. Directors who were also our employees did not receive any compensation for their service as directors.

2020 Director Compensation Table

NAME(1)	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(2)	TOTAL ($)
Matthew E. Avril	$138,750	$95,000	$233,750
Henry E. Bartoli	$—	$—	$—
Cynthia S. Dubin	$78,750	$95,000	$173,750
Alan B. Howe	$101,667	$95,000	$196,667
Brian R. Kahn	$63,750	$95,000	$158,750
Philip D. Moeller	$28,333	$—	$28,333
Bryant R. Riley	$—	$—	$0
Kenneth S. Siegel	$71,250	$95,000	$166,250
Rebecca L. Stahl	$35,000	$—	$35,000
Joseph A. Tato	$31,667	$—	$31,667
Kenneth M. Young	$—	$—	$—

(1)	Messrs. Avril, Kahn, Riley, and Siegel and Ms. Dubin resigned as directors effective September 2, 2020. Ms. Stahl and Messrs. Moeller and Tato became directors effective September 2, 2020.
(2)	Messrs. Avril, Howe, Kahn, and Siegel, and Ms. Dubin, were awarded 38,000 fully vested shares of our common stock on August 25,2020. Represents the aggregate grant date fair value of stock awards granted to the non-employee directors in 2020 computed in accordance with FASB ASC Topic 718. For additional information on the valuation of our equity awards, see Note 17 to our audited financial statements for the fiscal year ended December 31, 2020, included in our annual report on Form 10-K for the year ended December 31, 2020 10-K and “—Stock-Based Compensation.”

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

The chairs of Board committees, and any Lead Independent Director or independent Chairman of the Board, received additional annual retainers, paid in quarterly installments, as follows (prorated for partial terms):

•	the chair of the Audit and Finance Committee: $20,000;

•	the chair of each of the Compensation and Governance Committees: $10,000;

•	the Lead Independent Director (if any): $20,000; and

•	the Independent Chairman (if any): $100,000.

Stock Awards

Our stock ownership guidelines require that non-employee directors own stock valued at five times their annual retainer, and they have five years from the date of joining the Board to acquire the required number of shares. All directors are currently in compliance with our stock ownership guidelines.

In addition to the cash payments provided to our directors, our practice has been for each non-employee director to receive an annual stock award in the form of a number of fully vested shares equal to $95,000 divided by the closing price of our common stock on the grant date, rounded down to the nearest whole share (and prorated for partial terms). Under our 2015 LTIP, directors may elect to defer payment of all or a portion of their stock awards, but none of the directors elected to do so. Messrs. Moeller, Stahl and Tato joined the Board during fiscal year 2020 and will receive their initial stock awards during fiscal year 2021.

Outstanding Option Awards

As of December 31, 2020, the following non-employee directors held the following numbers of outstanding stock options, each with an exercise price of $41.70 per share: Mr. Avril, 3,639; Ms. Dubin, 3,639; Mr. Kahn, 3,639; and Mr. Siegel, 2,729. No non-employee director held any other outstanding awards on that date.

Consulting Arrangement with Henry Bartoli

Mr. Bartoli’s employment with us, and his service as our Chief Strategy Officer, ended as of December 31, 2020. Mr. Bartoli entered into a consulting agreement with The Babcock & Wilcox Company in November 2020 pursuant to which he continues to provide services through 2021 (or until the completion of services, whichever occurs first), which may be terminated by either party with thirty days’ written notice. As consideration for his consulting services, during the period of the consulting engagement Mr. Bartoli (1) receives a $18,750 monthly consulting fee, (2) received 50,000 restricted stock units which will vest 50% on June 30, 2021 and 50% on December 31, 2021, subject to Mr. Bartoli’s continued service through the applicable vesting date, (3) has an opportunity to earn incentive awards of $50,000 for each specified project booked or completed during 2021 and while Mr. Bartoli is serving as a consultant, and (4) an additional incentive opportunity based on achievement of certain gross margin targets on one of the specified projects reference in clause (3), up to a maximum incentive opportunity of $250,000 (including $50,000 of the incentive award opportunity referenced in clause (3)) for that specified project. The total incentive opportunity if all specified projects are booked and the maximum gross margin target is achieved on one of the projects is $350,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock by the following:

•	each stockholder who beneficially owns more than 5% of our common stock;

•	each current executive officer named in the 2020 Summary Compensation Table;

•	each of our directors; and

•	all of our executive officers, director nominees and directors as a group.

For the institutional beneficial owners listed below, we have based their respective number of shares of our common stock beneficially owned on the most recently reported Schedule 13D or 13G filed by such owners.

For the executive officers and directors listed below, we have based their respective number of shares of our common stock on the number of shares beneficially owned as of March 23, 2021 (unless noted otherwise). The number of shares beneficially owned by each stockholder, director or officer is determined according to the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. The mailing address for each of the directors and executive officers is 1200 East Market Street, Suite 650, Akron, Ohio 44305.

NAME OF BENEFICIAL OWNER	COMMON STOCK: NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS[1]	OWNERSHIP OF OTHER SECURITIES	PERCENT OF CLASS[1]
5% STOCKHOLDERS:
Vintage Capital Management, LLC[2]	10,720,785	12.5%	-	*
B. Riley Financial, Inc.[3]	18,237,319	21.3%	1,666,667	1.9%
NAMED EXECUTIVE OFFICERS, DIRECTORS AND DIRECTOR NOMINEES:
Kenneth M. Young	961,334	*	-	*
Louis Salamone Jr.	322,148	*	-	*
Henry E. Bartoli[5]	105,000	*	-	*
John J. Dziewisz	123,305	*	-	*
Alan B. Howe	25,606	*	-	*
Brian R. Kahn[7]	10,785,214	12.6%	-	*
Bryant R. Riley[8]	18,237,319	21.3%	1,666,667	1.9%
Philip D. Moeller	5,128	*	-	*
Jimmy B. Morgan[10]	223,688	*	-	*
Robert M. Caruso	-	*	-	*
All Directors, Director Nominees and Executive Officers as a group (12 persons)[11]	30,788,742	35.9%	1,666,667	1.9%

*	Represents less than 1.0 percent
(1)	Percent is based on 85,663,813 outstanding shares of our common stock on March 23, 2021.
(2)	As reported on Schedule 13D/A filed with the SEC on February 10, 2020. The Schedule 13D/A reports beneficial ownership of 10,720,785 shares of our common stock by Vintage Capital Management, LLC and Kahn Capital Management, LLC, which each have sole voting power over zero shares and shared voting and dispositive power over 10,720,785 shares. The Schedule 13D/A reports beneficial ownership of 10,785,214 shares of our common stock by Brian R. Kahn who has sole voting and dispositive power over 64,429 shares and shared voting and dispositive power over 10,720,785 shares. The reporting person’s address is 4705 S. Apopka Vineland Road, Suite 206, Orlando, FL 32819.
(3)	As reported on Schedule 13D/A filed with the SEC on February 10, 2020. The Schedule 13D/A reports beneficial ownership of 18,237,319 shares of our common stock by B. Riley Financial, Inc. which has shared voting and dispositive power over 5,776,423 shares and sole voting and dispositive power over 12,460,896 shares. The Schedule 13D/A reports beneficial ownership of 3,409,659 shares of our common stock by B. Riley Securities, Inc., which has shared voting and dispositive power over 4,409,659 shares. The Schedule 13D/A reports beneficial ownership of 2,370,764 shares of our common stock by B. Riley Capital Management, LLC, BRC Partners Opportunities Fund, LP and BRC Partners Management GP, LLC, which each have shared voting and dispositive power over 2,370,764 shares. The Schedule 13D/A reports beneficial ownership of 18,633,718 shares of our common stock by Bryant R. Riley, who had sole voting and dispositive power over 396,399 shares and shared voting and dispositive power over 18,237,319 shares. The reporting person’s address is 21255 Burbank Blvd., Suite 400, Woodland Hills, CA 91367. Includes 1,666,667 shares of our common stock issuable upon exercise of warrants issued to affiliates of B. Riley FBR, Inc.
(4)	Shares owned by Mr. Avril include 3,639 shares of common stock that he may acquire on the exercise of stock options.
(5)	Shares owned by Mr. Bartoli include 3,639 shares of common stock that he may acquire on the exercise of stock options.
(6)	Shares owned by Ms. Dubin include 3,639 shares of common stock that he may acquire on the exercise of stock options.
(7)	Shares owned by Mr. Kahn also include shares beneficially owned by Vintage Capital Management, LLC, as disclosed in footnote 2 above.
(8)	Shares owned by Mr. Riley include shares beneficially owned by B. Riley Financial, Inc., as disclosed in footnote 3 above. Includes 1,666,667 shares of our common stock issuable upon exercise of warrants issued to affiliates of B. Riley FBR, Inc.
(9)	Shares owned by Mr. Siegel include 2,729 shares of common stock that he may acquire on the exercise of stock options.
(10)	Shares owned by Mr. Morgan include 7,234 shares of common stock that he may acquire on the exercise of stock options.
(11)	Shares owned by all directors, director nominees and officers as a group include 20,880 shares of common stock that may be acquired on the exercise of stock options and 2.25 shares of common stock held in The B&W Thrift Plan. Shares owned by Mr. Dziewisz include 4,118 shares of common stock that he may acquire on the exercise of stock options and 2.25 shares of common stock held in our Thrift Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

The New York Stock Exchange (“NYSE”) listing standards require the Board to consist of at least a majority of independent directors, and our Corporate Governance Principles require the Board to consist of at least a majority of independent directors and at least 66% independent directors who satisfy all NYSE listing standards for independence other than Section 303A.02(b)(iv) of the NYSE listed company manual. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with us. The Board has established categorical standards, which conform to the independence requirements in the NYSE listing standards, to assist it in determining director independence. These standards are contained in the Corporate Governance Principles found on our website at www.babcock.com under “Investors — Corporate Governance — Governance Documents.”

Based on these independence standards, the Board has determined that the following directors are independent and meet our categorical standards:

Alan B. Howe	Rebecca Stahl
Philip D. Moeller	Joseph A. Tato

Effective September 2, 2020, Matthew E. Avril, Cynthia S. Dubin, Brian R. Kahn, Bryant R. Riley and Kenneth M. Siegel resigned as directors. The Board previously determined that Matthew E. Avril, Cynthia S. Dubin, and Kenneth M. Siegel were independent and met our categorical standards during the applicable periods that they served in 2020.

In determining the independence of the directors, the Board considered transactions between us and other entities with which each of our directors are associated. Those transactions are described below, as well as the related party transactions discussed elsewhere in this Annual Report on Form 10-K. None of these transactions was determined to constitute a material relationship with us with respect to any director held to be independent. Vintage designated Mr. Bartoli to serve on the Board, and B. Riley designated Mr. Howe to serve on the Board pursuant to the Investor Rights Agreement. Vintage and B. Riley are significant stockholders. B. Riley is also a significant lender to us and has also entered into a consulting agreement with us in connection with Mr. Young's appointment as our Chief Executive Officer.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to our Code of Business Conduct, all employees who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with us, supplies goods or services to us, or is our customer, are required to disclose to us and receive written approval from our Corporate Ethics and Compliance department prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the workplace. As a result, approval of the business is denied if we believe that the employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Corporate Ethics and Compliance department implements our Code of Business Conduct and related policies, and the Audit and Finance Committee of the Board is responsible for overseeing our Ethics and Compliance Program, including compliance with our Code of Business Conduct. The Board members are also responsible for complying with our Code of Business Conduct. Additionally, our Governance Committee is responsible for reviewing the professional occupations and associations of the Board members. Our Audit and Finance Committee also reviews transactions between us and other companies with which the Board members are affiliated. To obtain a copy of our Code of Business Conduct, please see the “Corporate Governance” section above in this Annual Report on Form 10-K.

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

In January 2020, we engaged B. Riley to act as financial advisor in connection with amendments to our Credit Agreement dated May 11, 2015 (the “Credit Agreement”) with our current lenders and broader negotiations with creditors to refinance our current senior debt and to extend certain maturities and deadlines.

On January 31, 2020, we entered into Amendment No. 20 to our Credit Agreement, which required us to refinance our Credit Agreement on or prior to May 11, 2020. Amendment No. 20 also provided (i) $30.0 million of additional commitments from B. Riley under a new Tranche A-4 of last-out term loans and (ii) an incremental Tranche A-5 of last-out term loans to be extended prior to maturity of the last-out term loans under our U.S. credit agreement in the event certain customer letters of credit are drawn. The terms of the Tranche A-4 and Tranche A-5 last-out term loans are the same as the terms for the Tranche A-3 last-out term loans under our U.S. credit agreement. The proceeds from the Tranche A-4 last-out term loans may be used under the terms of Amendment No. 20 to support our growth, for working capital and general corporate purposes, and to reimburse up to $20,000 of expenses of B. Riley in connection with Amendment No. 20.

On May 14, 2020, we entered into an agreement amending and restating the Credit Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement refinanced our U.S. Revolving Credit Facility and Last Out Term Loans and extended the maturity dates of the U.S. Revolving Credit Facility to June 30, 2022, and the Last Out Term Loans to December 30,2022.

Under the A&R Credit Agreement, B. Riley committed to provide the Company with up to $70.0 million of additional Last Out Term Loans on the same terms as the term loans extended under the Credit Agreement. An aggregate $30.0 million of this new commitment was funded upon execution of the A&R Credit Agreement. Of the remaining commitments, at least $35.0 million will be funded in installments, subject to reduction for the gross proceeds from certain equity offerings conducted by the Company, and $5.0 million will be funded upon request by the Company. The proceeds from the $30.0 million of new term loans were used to pay transaction fees and expenses and repay outstanding borrowings under our U.S. Revolving Credit Facility. Proceeds from the additional $40.0 million of term loans were used to repay outstanding borrowings under the U.S. Revolving Credit Facility, with any remaining amounts used for working capital, capital expenditures, permitted acquisitions and general corporate purposes. See Note 14 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) for additional discussion of the A&R Credit Agreement, U.S. Credit Facility and Last Out Term Loans.

On February 8, 2021, we entered into Amendment No. 2 to the A&R Credit Agreement, which among other things, permitted the issuance of our 8.125% senior notes due 2026, as described. See Recent Developments in Part II of the Form 10-K for additional discussion of Amendment No. 2 to A&R Credit Agreement.

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

For additional information regarding our A&R Credit Agreement and U.S. Revolving Credit Facility, including borrowings outstanding, see Note 14 to the Consolidated Financial Statements in the Form 10-K.

On February 12, 2021, we completed a public offering of $120 million aggregate principal amount of our 8.125% senior notes due 2026 (the “Senior Notes”). The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated February 10, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley and a related party, as representative of several underwriters (the “Underwriters”). At the completion, we received gross proceeds of approximately $125 million aggregate principal amount of Senior Notes, inclusive of $5 million aggregate principal amount of Senior Notes issued pursuant to the full exercise of the Underwriter’s option to purchase Senior Notes. Net proceeds received were approximately $120 million after deducting underwriting discounts and commissions, but before expenses.

In addition to the public offering, we issued $35 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6 in a concurrent private offering.

On March 4, 2021, effective with the execution of Amendment No. 3 to our A&R Credit Agreement, we paid $75 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility.

Also on February 12, 2021, the Company and B. Riley entered into a letter agreement (the “Exchange Agreement”) pursuant to which we agreed to issue to B. Riley $35 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35 million of our existing Tranche A term loan with B. Riley (the “Exchange”). On March 9, 2021, we filed with the SEC a registration statement on Form S-3 registering the offer and sale by B. Riley of the $35 million aggregate principal amount of Senior Notes issued to B. Riley in the Exchange.

Mr. Young, our Chairman and Chief Executive Officer, has served as the President of B. Riley since July 2018. Mr. Young has also served as the Chief Executive Officer of B. Riley Principal Investment, an affiliate of B. Riley Financial, Inc., since October 2016. Mr. Young continues to receive his salary and benefits from B. Riley Financial, Inc. and its affiliates, and pursuant to a consulting agreement between us and an affiliate of B. Riley Financial, Inc., we pay the affiliate in return for Mr. Young’s services as our Chief Executive Officer. See “Compensation of Named Executive Officers” for additional information regarding the compensation paid for Mr. Young’s services.

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

Item 14. Principal Accountant Fees and Services

For the years ended December 31, 2020 and December 31, 2019, we paid our independent registered public accounting firm, Deloitte & Touche LLP, fees, including expenses and taxes, totaling $3,263,552 and $3,717,595 respectively, which are categorized below.

	2020		2019
Audit The Audit fees were for professional services rendered for the audits of the combined and consolidated financial statements of the Company, the audit of the Company’s internal control over financial reporting, statutory and subsidiary audits, reviews of the quarterly combined and consolidated financial statements of the Company and assistance with review of documents filed with the SEC.		$3,259,802	$3,707,995
Audit-Related There were no Audit-Related fees.	$		$—
Tax The tax fees were for professional services rendered for consultations on various U.S. federal, state and international tax compliance matters, as well as consultation and advice on various foreign tax matters.		$3,750	$9,600
All Other There were no other fees for services.	$		$—
TOTAL		$3,263,552	$3,717,595

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

PART IV

Item 15. Exhibits

2.1*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

4.3	Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

4.4	Supplemental Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876))

4.5	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.2	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.8†	Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019).

10.9†	Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.10†	Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.11†	Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.12†	Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.13	Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.14	Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.15	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.16	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox mPower, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.17	Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.18†	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.19†	Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.20†	Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.21†	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.22†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.23	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.24	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.25†	Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.26†	Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.27	Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.28†	Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.29†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.30†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli, as amended (incorporated by reference to Exhibit 10.30 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.31†	Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.32	Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.33	Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876)).

10.34	Amendment No. 2 dated February 24, 2017 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

10.35	Amendment No. 3 dated August 9, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.36	Amendment No. 4 dated September 30, 2017, to Credit Agreement dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as administrative Agent and Lender, and the other Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-36876)).

10.37	Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876)).

10.38	Amendment No. 6 dated April 10, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 11, 2018 (File No. 001-36876)).

10.39	Consent and Amendment No. 7 dated May 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.40	Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876)).

10.41	Amendment No. 9 dated September 14, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.42	Amendment No. 10 dated September 28, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.43	Amendment No. 11 dated October 4, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.44	Amendment No. 12 dated October 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36876)).

10.45	Amendment No. 13 dated December 31, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.47 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.46	Amendment No. 14 dated January 15, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.48 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.47‡	Amendment No. 15 and Limited Waiver dated March 19, 2019 to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.53 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.48‡	Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876)).

10.49‡	Amendment No. 17, dated August 7, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.50‡	Amendment No. 18, dated December 31, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.51‡	Amendment No. 19, dated January 17, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.51 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.52‡	Amendment No. 20, dated January 31, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.53	Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.54	Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.55†	Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.56	First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.57	Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.58‡	Amendment No. 21, dated March 27, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.58 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.59	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.60	Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.61	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.62‡	Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.63‡	Third Amendment to Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli dated November 5, 2020 (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.64‡	Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021 (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.65‡	Settlement Agreement between Babcock & Wilcox Volund A/S and XL Insurance Company SE dated October 10, 2020.

10.66	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.67	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.68	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

BABCOCK & WILCOX ENTERPRISES, INC.

March 29, 2021	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chairman and Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Louis Salamone	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Louis Salamone

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Alan B. Howe	Director
Alan B. Howe

/s/ Philip D. Moeller	Director
Philip D. Moeller

/s/ Rebecca Stahl	Director
Rebecca Stahl

/s/ Joseph A. Tato	Director
Joseph A. Tato

March 29, 2021

Appendix A

Non-GAAP Financial Measures

Babcock and Wilcox Enterprises, Inc. (the “Company”) has supplemented net income/(loss) information determined in accordance with GAAP by providing adjusted EBITDA as a supplemental non-GAAP measure in this proxy statement to assist with evaluating performance. Disclosures of adjusted EBITDA presented herein should not be considered in isolation of, as a substitute for, or superior to, financial information prepared in accordance with GAAP, and such measure may not be comparable to those reported by other companies. When viewed in conjunction with GAAP results and the accompanying reconciliation, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. Management uses adjusted EBITDA as a financial performance measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. Management also uses adjusted EBITDA, together with other metrics, to set goals for and measure the performance of the business as a whole and segments of the business and to determine incentive compensation, as more fully described in ‘‘Compensation Discussion and Analysis-Key 2020 Compensation Decisions-Annual Cash Incentives.’’ Adjusted EBITDA does not purport to be an alternative to cash flows from operating activities as a measure of liquidity, and is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as tax payments, interest payments and debt service requirements. Further, adjusted EBITDA does not purport to be an alternative to net income as a measure of operating performance. This measure, or measures similar to it, are also frequently used by analysts, investors and other interested parties to evaluate companies in the industry.

Adjusted EBITDA on a consolidated basis is defined by the Company as the sum of the adjusted EBITDA for each of the segments, less corporate costs and research and development costs. At a segment level, the adjusted EBITDA presented is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses on asset sales and business divestitures,, mark to market (“MTM”) pension adjustments, stock compensation, interest on letters of credit included in cost of operations, losses from a non-strategic business and a business held for sale, restructuring costs, losses on debt extinguishment, costs related to financial consulting required under the revolving credit facility and other costs that may not be directly controllable by segment management and are not allocated to the segments.

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

Babcock & Wilcox Enterprises, Inc.

Reconciliation of Adjusted EBITDA(4)

(In millions)

	Twelve months ended December 31,
	2020	2019
Adjusted EBITDA (1)(2)
B&W Renewable segment	$25.0	$1.6
B&W Environmental segment	3.5	12.5
B&W Thermal segment	35.4	51.4
Corporate	(14.4)	(17.6)
Research and development costs	(4.4)	(2.9)
	45.1	45.0

Restructuring activities	(11.8)	(11.7)
Financial advisory services	(4.4)	(9.1)
Settlement cost to exit Vølund contract (3)	—	(6.6)
Advisory fees for settlement costs and liquidity planning	(6.4)	(11.8)
Litigation fees and settlement	(2.1)	(0.5)
Loss on business held for sale	(0.5)	(5.9)
Stock compensation	(4.6)	(3.4)
Interest on letters of credit included in cost of operations	(0.9)	(0.4)
Depreciation & amortization	(16.8)	(23.6)
Loss from a non-strategic business	(2.6)	(5.5)
Gain on asset disposals, net	3.3	3.9
Operating income (loss)	(1.7)	(29.4)
Interest expense, net	(59.2)	(94.0)
Loss on debt extinguishment	(6.2)	(4.0)
Loss on sale of business	(0.1)	(3.6)
Net pension benefit before MTM	28.8	14.0
MTM (loss) gain from benefit plans	(23.2)	8.8
Foreign exchange	58.8	(16.6)
Other – net	(1.1)	0.3
Total other income (expense)	(2.2)	(95.1)
Income (loss) before income tax expense	(3.9)	(124.4)
Income tax expense	8.2	5.3
Income (loss) from continuing operations	(12.1)	(129.7)
Income from discontinued operations, net of tax	1.8	0.7
Net income (loss)	(10.3)	(129.0)
Net (income) loss attributable to non-controlling interest	—	7.1
Net income (loss) attributable to stockholders	$(10.3)	$(122.0)

(1)	During the year ended December 31, 2020, we redefined our definition of adjusted EBITDA to eliminate the effects of certain items including loss from a non-strategic business, interest on letters of credit included in cost of operations and loss on business held for sale. Consequently, adjusted EBITDA in prior periods have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.
(2)	Adjusted EBITDA for the twelve months ended December 31, 2020, include the recognition of a $26.0 million loss recovery settlement related to certain historical EPC loss contracts in the third quarter.
(3)	In March 2019, we entered into a settlement in connection with an additional B&W Renewable waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.
(4)	Figures may not be clerically accurate due to rounding.