Form 10-Q
period 2021-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2021-05-13
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 East Market Street, Suite 650
Akron, Ohio	44305
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (330) 753-4511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BW	New York Stock Exchange
8.125% Senior Notes due 2026	BWSN	New York Stock Exchange
7.75% Series A Cumulative Perpetual Preferred Stock	BW PRA	New York Stock Exchange
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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 6, 2021 was 85,727,419.

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenues	$168,248	$148,554
Costs and expenses:
Cost of operations	131,385	114,628
Selling, general and administrative expenses	40,457	37,608
Advisory fees and settlement costs	3,291	4,239
Restructuring activities	993	1,951
Research and development costs	588	1,341
Gain on asset disposals, net	(2,004)	(915)
Total costs and expenses	174,710	158,852
Operating loss	(6,462)	(10,298)
Other (expense) income:
Interest expense	(14,223)	(22,091)
Interest income	109	40
Gain on sale of business	358	—
Benefit plans, net	9,098	7,536
Foreign exchange	(1,209)	(9,326)
Other – net	(278)	(206)
Total other expense	(6,145)	(24,047)
Loss before income tax expense (benefit)	(12,607)	(34,345)
Income tax expense (benefit)	2,836	(810)
Loss from continuing operations	(15,443)	(33,535)
Income from discontinued operations, net of tax	—	1,913
Net loss	(15,443)	(31,622)
Net (income) loss attributable to non-controlling interest	(21)	96
Net loss attributable to stockholders	$(15,464)	$(31,526)

Basic and diluted loss per share - continuing operations	$(0.22)	$(0.72)
Basic and diluted earnings per share - discontinued operations	—	0.04
Basic and diluted loss per share	$(0.22)	$(0.68)

Shares used in the computation of earnings (loss) per share:
Basic and diluted	71,396	46,403
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
(in thousands)	2021	2020
Net loss	$(15,443)	$(31,622)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(70)	2,380

Reclassification of CTA to net loss	(4,512)	—

Benefit obligations:
Amortization of benefit plan benefits	198	(246)

Other comprehensive (loss) income	(4,384)	2,134
Total comprehensive loss	(19,827)	(29,488)
Comprehensive (loss) income attributable to non-controlling interest	3	154
Comprehensive loss attributable to stockholders	$(19,824)	$(29,334)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$53,833	$57,338
Restricted cash and cash equivalents	4,613	10,085
Accounts receivable – trade, net	144,125	128,317
Accounts receivable – other	30,694	35,442
Contracts in progress	66,233	59,308
Inventories	67,864	67,161
Other current assets	24,014	26,421
Current assets held for sale	—	4,728
Total current assets	391,376	388,800
Net property, plant and equipment, and finance lease	85,848	85,078
Goodwill	47,354	47,363
Intangible assets	22,209	23,908
Right-of-use assets	9,513	10,814
Other assets	24,187	24,673
Non-current assets held for sale	1,870	11,156
Total assets	$582,357	$591,792

Accounts payable	$78,503	$73,481
Accrued employee benefits	13,740	13,906
Advance billings on contracts	81,753	64,002
Accrued warranty expense	19,537	25,399
Operating lease liabilities	3,578	3,995
Other accrued liabilities	70,572	81,744
Current liabilities held for sale	—	8,305
Total current liabilities	267,683	270,832
Revolving credit facilities	—	164,300
Last out term loans	73,330	183,330
Senior notes	155,509	—
Pension and other accumulated postretirement benefit liabilities	219,262	252,292
Non-current finance lease liabilities	33,155	29,690
Non-current operating lease liabilities	6,137	7,031
Other non-current liabilities	22,725	22,579
Total liabilities	777,801	930,054
Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 85,664 and 54,452 at March 31, 2021 and December 31, 2020, respectively	5,101	4,784
Capital in excess of par value	1,330,134	1,164,436
Treasury stock at cost, 1,214 and 718 shares at March 31, 2021 and December 31, 2020, respectively	(109,298)	(105,990)
Accumulated deficit	(1,365,670)	(1,350,206)
Accumulated other comprehensive income (loss)	(56,774)	(52,390)
Stockholders' deficit attributable to shareholders	(196,507)	(339,366)
Non-controlling interest	1,063	1,104
Total stockholders' deficit	(195,444)	(338,262)
Total liabilities and stockholders' deficit	$582,357	$591,792

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2020	54,452	$4,784	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)

Net (loss) income	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	(4,582)	(24)	(4,606)
Defined benefit obligations	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	4,480	(3,308)	—	—	—	1,194
Common stock offering	29,487	295	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to noncontrolling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(15,443)	$(31,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	4,058	4,208
Amortization of deferred financing costs, debt discount and payment-in-kind interest	5,779	9,877
Amortization of guaranty fee	452	—
Non-cash operating lease expense	1,140	1,223
Gain on sale of business	(358)	—
Gains on asset disposals	(2,005)	(915)
Provision for (benefit from) deferred income taxes, including valuation allowances	1,557	(424)
Prior service cost amortization for pension and postretirement plans	198	(246)
Stock-based compensation, net of associated income taxes	4,502	880
Foreign exchange	1,209	9,326
Changes in assets and liabilities:
Accounts receivable	(11,629)	10,599
Contracts in progress	(6,911)	7,690
Advance billings on contracts	18,226	(7,321)
Inventories	(1,863)	1,286
Income taxes	(1,919)	(1,888)
Accounts payable	6,246	(26,451)
Accrued and other current liabilities	(17,127)	6,110
Accrued contract loss	(129)	(2,593)
Pension liabilities, accrued postretirement benefits and employee benefits	(33,640)	(10,258)
Other, net	(6,297)	(4,942)
Net cash used in operating activities	(53,954)	(35,461)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,410)	(2,394)
Proceeds from sale of business and assets, net	3,297	—
Purchases of available-for-sale securities	(3,394)	(6,352)
Sales and maturities of available-for-sale securities	5,495	3,420
Other, net	534	831
Net cash from (used in) investing activities	4,522	(4,495)
Cash flows from financing activities:
Borrowings under our U.S. revolving credit facility	14,500	70,200
Repayments of our U.S. revolving credit facility	(178,800)	(64,200)
Borrowings under last out term loans	—	30,000
Repayments under last out term loans	(75,000)	—
Issuance of senior notes	125,000	—
Shares of our common stock returned to treasury stock	(3,308)	(9)
Issuance of common stock, net	161,513	—
Debt issuance costs	(7,727)	(5,749)
Other, net	(241)	550
Net cash from financing activities	35,937	30,792
Effects of exchange rate changes on cash	4,518	(1,392)
Net decrease in cash, cash equivalents and restricted cash	(8,977)	(10,556)
Cash, cash equivalents and restricted cash, beginning of period	67,423	56,941
Cash, cash equivalents and restricted cash, end of period	$58,446	$46,385

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and has subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including at least one new strain, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Beginning in April 2020 and continuing as of May 13, 2021, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•suspension of our 401(k) company match for U.S. employees for 2021;
•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021, in accordance with the American Rescue Plan Act of 2021 (the "ARPA relief plan") signed into law in March 2021. In January 2021, we made Pension Plan contributions of $23.1 million, excluding interest.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest:

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
Loss from continuing operations	$(15,464)	$(33,439)
Income from discontinued operations, net of tax	—	1,913
Net loss attributable to stockholders	$(15,464)	$(31,526)

Weighted average shares used to calculate basic and diluted earnings (loss) per share	71,396	46,403

Basic and diluted (loss) earnings per share
Continuing operations	$(0.22)	$(0.72)
Discontinued operations	—	0.04
Basic and diluted loss per share	$(0.22)	$(0.68)

Because we incurred a net loss in the three months ended March 31, 2021 and 2020, basic and diluted shares are the same.

If we had net income in the three months ended March 31, 2021, diluted shares would include an additional 1.6 million shares. If we had net income in the three months ended March 31, 2020, diluted shares would include an additional 0.5 million shares.

We excluded 0.4 million and 0.5 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

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

Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Revenues:
B&W Renewable segment
B&W Renewable	$17,997	$22,338
Vølund	10,814	13,661
	28,811	35,999
B&W Environmental segment
B&W Environmental	17,433	12,935
SPIG	11,184	11,337
GMAB	2,543	1,648
	31,160	25,920
B&W Thermal segment
B&W Thermal	108,281	86,683
	108,281	86,683

Other	(4)	(48)
	$168,248	$148,554

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility, research and development costs and other costs that may not be directly controllable by segment management are not allocated to the segments.

Adjusted EBITDA for each segment is presented below with a reconciliation to net income (loss) attributable to stockholders.

	Three months ended March 31,
(in thousands)	2021	2020
Adjusted EBITDA (1)
B&W Renewable segment	$204	$(1,434)
B&W Environmental segment	1,101	270
B&W Thermal segment	10,430	7,606
Corporate	(2,685)	(4,143)
Research and development costs	(588)	(1,341)
	8,462	958

Restructuring activities	(993)	(1,951)
Financial advisory services	(933)	(929)
Advisory fees for settlement costs and liquidity planning	(1,978)	(2,614)
Litigation legal costs	(380)	(696)
Stock compensation	(7,829)	(712)
Interest on letters of credit included in cost of operations	(286)	(152)
Loss from business held for sale	(483)	(788)
Depreciation & amortization	(4,058)	(4,208)
Gain (loss) from a non-strategic business	12	(121)
Gain on asset disposals, net	2,004	915
Operating loss	(6,462)	(10,298)
Interest expense, net	(14,114)	(22,051)
Gain on sale of business	358	—
Net pension benefit	9,098	7,536
Foreign exchange	(1,209)	(9,326)
Other – net	(278)	(206)
Total other income (expense)	(6,145)	(24,047)
Loss before income tax (benefit) expense	(12,607)	(34,345)
Income tax (benefit) expense	2,836	(810)
Loss from continuing operations	(15,443)	(33,535)
Income from discontinued operations, net of tax	—	1,913
Net loss	(15,443)	(31,622)
Net (income) loss attributable to non-controlling interest	(21)	96
Net loss attributable to stockholders	$(15,464)	$(31,526)
(1) Adjusted EBITDA for the three months ended March 31, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $(0.1) million and $(0.2) million, respectively.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 27% and 31% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 73% and 69% of our revenue for the three months ended March 31, 2021 and 2020, respectively.

Refer to Note 3 for our disaggregation of revenue by product line.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$27,096	$25,888	$1,208	5%
Revenues recognized less billings to customers	39,137	33,420	5,717	17%
Contracts in progress	$66,233	$59,308	$6,925	12%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$80,328	$61,884	$18,444	30%
Costs of revenue recognized less cost incurred	1,425	2,118	(693)	(33)%
Advance billings on contracts	$81,753	$64,002	$17,751	28%

Net contract balance	$(15,520)	$(4,694)	$(10,826)	231%

Accrued contract losses	$453	$582	$(129)	(22)%

Backlog

On March 31, 2021 we had $535.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 51.0%, 18.7% and 30.3% of our remaining performance obligations as revenue in the remainder of 2021, 2022 and thereafter, respectively.

Changes in Contract Estimates

In the three months ended March 31, 2021 and 2020, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Increases in gross profit for changes in estimates for over time contracts	$3,025	$8,182
Decreases in gross profit for changes in estimates for over time contracts	(1,358)	(4,845)
Net changes in gross profit for changes in estimates for over time contracts	$1,667	$3,337

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

In the three months ended March 31, 2021 and March 31, 2020, we recorded $0.1 million and $0.1 million in net gains, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts. All six contracts were approximately 100% complete at March 31, 2021; total liquidated damages associated with these six contracts were $92.5 million and $86.5 million at March 31, 2021 and March 31, 2020, respectively. The change in liquidated damages was due to foreign exchange impact.

In 2019, one of our other B&W Renewable energy contracts turned into a loss contract due to delays and other start-up costs prior to turnover to the client in October 2019. In the three months ended March 31, 2021 and March 31, 2020, we did not recognize additional charges on this contract. As of March 31, 2021, this contract was approximately 99% complete.

In September 2017, we identified the failure of a structural steel beam on a contact for a biomass plant in the United Kingdom, The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on two other contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays. The total costs related to the structural steel issues on these three contracts were estimated to be approximately $36 million, which is included in the March 31, 2021 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost from responsible subcontractors. In October 2020, we entered into a settlement agreement with an insurer under which we received a settlement of $26.0 million to settle claims in connection with five of six European B&W Renewable EPC loss contracts disclosed above.

The Company is continuing to pursue other additional potential claims where appropriate and available.

B&W Environmental Loss Contracts

At March 31, 2021, the B&W Environmental segment had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the three months ended March 31, 2021 and March 31, 2020, we did not recognize additional charges on these contracts. As of March 31, 2021, the first contract was approximately 100% complete and the second contract was approximately 99% complete.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials and supplies	$46,851	$46,659
Work in progress	8,460	8,195
Finished goods	12,553	12,307
Total inventories	$67,864	$67,161

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Land	$1,533	$1,584
Buildings	33,902	34,207
Machinery and equipment	150,605	151,399
Property under construction	5,182	5,336
	191,222	192,526
Less accumulated depreciation	137,025	135,925
Net property, plant and equipment	54,197	56,601
Finance lease	34,254	30,551
Less finance lease accumulated amortization	2,603	2,074
Net property, plant and equipment, and finance lease	$85,848	$85,078

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2021:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2020	$10,211	$5,673	$31,479	$47,363
Currency translation adjustments	(1)	(1)	(7)	(9)
Balance at March 31, 2021	$10,210	$5,672	$31,472	$47,354

Goodwill is tested for impairment annually and when impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2021. Because the B&W Thermal, B&W Construction Co., LLC, B&W Renewable and B&W Environmental reporting units each had negative carrying values, reasonable changes in assumptions would not indicate impairment.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Definite-lived intangible assets
Customer relationships	$24,102	$24,862
Unpatented technology	15,321	15,713
Patented technology	3,114	2,642
Tradename	12,769	13,088
All other	9,418	9,262
Gross value of definite-lived intangible assets	64,724	65,567
Customer relationships amortization	(19,762)	(19,537)
Unpatented technology amortization	(7,149)	(6,751)
Patented technology amortization	(2,616)	(2,593)
Tradename amortization	(4,978)	(4,831)
All other amortization	(9,315)	(9,252)
Accumulated amortization	(43,820)	(42,964)
Net definite-lived intangible assets	$20,904	$22,603
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$22,209	$23,908

The following summarizes the changes in the carrying amount of intangible assets:

	Three months ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$23,908	$25,300
Amortization expense	(856)	(895)
Currency translation adjustments	(843)	(73)
Balance at end of the period	$22,209	$24,332

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2021	$2,470
Year ending December 31, 2022	3,321
Year ending December 31, 2023	3,319
Year ending December 31, 2024	3,247
Year ending December 31, 2025	2,549
Year ending December 31, 2026	1,292
Thereafter	4,706

NOTE 9 – LEASES

Certain fixed assets for our Copley, Ohio location were sold on March 15, 2021, as described in Note 23. In conjunction with the sale, we executed a leaseback agreement also commencing March 16, 2021 and expiring on March 31, 2033. The lease is classified as a finance lease with total future minimum payments during the initial term of the lease of approximately $5.7 million as of March 31, 2021. An incremental borrowing rate of 7% was used to determine the ROU asset. We recorded a $3.7 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities in other accrued liabilities and other non-current finance liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2021.

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended March 31,
(in thousands)	Classification	2021	2020
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,339	$1,507
Short-term lease expense	Selling, general and administrative expenses	1,155	188
Variable lease expense (1)	Selling, general and administrative expenses	208	776
Total operating lease expense		$2,702	$2,471

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$529	$515
Interest on lease liabilities	Interest expense	616	615
Total finance lease expense		$1,145	$1,130

Sublease income (2)	Other – net	$(22)	$(22)
Net lease cost		$3,825	$3,579
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,355	$1,400
Operating cash flows from finance leases	616	615
Financing cash flows from finance leases	203	(586)
	March 31, 2021	December 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$491	$2,629
Finance leases	$3,702	$146

Weighted-average remaining lease term:
Operating leases (in years)	3.0	3.1
Finance leases (in years)	13.5	13.9
Weighted-average discount rate:
Operating leases	9.28%	9.26%
Finance leases	7.92%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	March 31, 2021	December 31, 2020
Operating lease assets	Right-of-use assets	$9,513	$10,814
Finance lease assets	Net property, plant and equipment, and finance lease	31,651	28,477
Total non-current lease assets		$41,164	$39,291

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,578	$3,995
Finance lease liabilities	Other accrued liabilities	920	886
Non-current
Operating lease liabilities	Non-current operating lease liabilities	6,137	7,031
Finance lease liabilities	Non-current finance lease liabilities	33,155	29,690
Total lease liabilities		$43,790	$41,602

Future minimum lease payments required under non-cancellable leases as of March 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2021 (excluding the three months ended March 31, 2021)	$3,467	$2,629	$6,096
2022	3,439	3,793	7,232
2023	2,407	3,879	6,286
2024	1,326	3,944	5,270
2025	313	3,969	4,282
Thereafter	19	38,412	38,431
Total	$10,971	$56,626	$67,597
Less imputed interest	(1,256)	(22,551)	(23,807)
Lease liability	$9,715	$34,075	$43,790

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$25,399	$33,376
Additions	1,475	1,350
Expirations and other changes	(1,318)	(517)
Payments	(5,943)	(3,119)
Translation and other	(76)	(137)
Balance at end of period	$19,537	$30,953

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

NOTE 11 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in the three months ended March 31, 2021 and 2020. The charges primarily consist of severance costs related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2021, these charges also include actions taken to address the impact of COVID-19 on our business.

The following table summarizes the restructuring activity incurred by segment:

	Three months ended March 31,			Three months ended March 31,
	2021			2020
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$509	$453	$56	$801	$658	$143
B&W Environmental segment	89	35	54	140	57	83
B&W Thermal segment	348	12	336	941	386	555
Corporate	47	—	47	69	—	69
	$993	$500	$493	$1,951	$1,101	$850
	Total	Severance and related costs	Other (1)
Cumulative costs to date	$41,307	33,713	7,594
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$8,146	$5,358
Restructuring expense	993	1,951
Payments	(1,117)	(1,968)
Balance at end of period	$8,022	$5,341

The payments shown above for the three months ended March 31, 2021 and 2020 relate primarily to severance. Accrued restructuring liabilities at March 31, 2021 and 2020 relate primarily to employee termination benefits.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$5,671	$8,261	$39	$72
Expected return on plan assets	(15,009)	(15,641)	—	—
Amortization of prior service cost (credit)	28	43	173	(271)
Benefit plans, net (1)	(9,310)	(7,337)	212	(199)
Service cost included in COS (2)	217	211	6	5
Net periodic benefit cost (benefit)	$(9,093)	$(7,126)	$218	$(194)
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within cost of operations in the Condensed Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

There were no MTM adjustments for our pension and other postretirement benefit plans during the three months ended March 31, 2021 and 2020.

We made contributions to our pension and other postretirement benefit plans totaling $24.0 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively. Contributions made during the three months ended March 31, 2021 include $0.4 million of interest as required per the CARES Act that was signed into law on March 27, 2020.

In accordance with the American Rescue Plan Act of 2021, we elected to defer $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021.

NOTE 13 – 2021 SENIOR NOTES OFFERING

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026. The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated February 10, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the completion, we received gross proceeds of approximately $125.0 million. Net proceeds received were approximately $120.0 million after deducting underwriting discounts and commissions, but before expenses. The Senior Notes were issued in denominations of $25.00 per Senior Note and in integral multiples thereof.

In addition to the public offering, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-3 in a concurrent private offering.

The components of the Senior Notes are as follows:

(in thousands)	March 31, 2021
8.125% Senior Notes due 2026	$160,000
Unamortized deferred financing costs	4,491
Net debt balance	$155,509

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes bear interest at the rate of 8.125% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The Senior Notes will mature on February 28, 2026.

We may, at our option, at any time and from time to time, redeem the Senior Notes for cash in whole or in part (i) on or after February 28, 2022 and prior to February 28, 2023, at a price equal to $25.75 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after February 28, 2023 and prior to February 29, 2024, at a price equal to $25.50 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) on or after February 29, 2024 and prior to February 28, 2025, at a price equal to $25.25 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption and (iv) on or after February 28, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Indenture governing the Senior Notes contains customary events of default and cure provisions.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional Senior Notes up to an aggregated principal amount of $150.0 million of Senior Notes. The Senior Notes will have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and be fungible with, the Senior Notes issued February 12, 2021, as described above.

Senior Notes - Subsequent Event

As of May 10, 2021, the Company has sold $10.6 million aggregate principal amount of Senior Notes for $11.0 million gross proceeds related to the March 31, 2021 sales agreement disclosed above. The Company received $10.7 million of net cash proceeds after commission and fees.

Exchange Agreement

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which we issued to B. Riley, a related party, $35.0 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial (the “Exchange”).

NOTE 14 – 2021 COMMON STOCK OFFERING

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 29,487,180 shares of our common stock and received gross proceeds of approximately $172.5 million. Net proceeds from the offering were approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the offering were used to make a prepayment towards the balance outstanding under our U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

NOTE 15 – LAST OUT TERM LOANS

The components of the Last Out Term Loans by Tranche are as follows:

March 31, 2021
(in thousands)	A-3
Proceeds (1)	$61,660
Discount and fees	8,650
Paid-in-kind interest	3,020
Net debt balance	$73,330
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment from the July 2019 Equitization Transactions and a $40.0 million principal repayment in March 2021

	December 31, 2020
(in thousands)	A-3	A-4	A-6	Total
Proceeds (1)	$101,660	$30,000	$40,000	$171,660
Discount and fees	8,650	—	—	8,650
Paid-in-kind interest	3,020	—	—	3,020
Net debt balance	$113,330	$30,000	$40,000	$183,330
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment from the July 2019 Equitization Transactions.

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

On February 12, 2021, in connection with the Exchange described in Note 13, the interest rate on the remaining Last Out Term Loan Tranche A balances was reduced to 6.625% from 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 17.

Tranche A-3
Effective with Amendment No. 16 to our previous Amended Credit Agreement, we borrowed $150.0 million face value from B. Riley, a related party, under Tranche A-3. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European B&W Renewable loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes.

As part of the Equitization Transactions of July 23, 2019, we prepaid $39.7 million principal of Tranche A-3. Also, on March 4, 2021, effective with A&R Amendment No. 3, we paid down an additional $40.0 million on our existing Tranche A-3.

Tranche A-4
On January 31, 2020, effective with Amendment No. 20 to the Amended Credit Agreement, we borrowed $30.0 million face value of the Tranche A-4 from B. Riley, a related party and received net proceeds of $26.3 million after incurring total fees of $3.7 million. On March 4, 2021, effective with A&R Amendment No. 3, we paid down the $30.0 million outstanding on our existing Tranche A-4.

Tranche A-5
On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of May 13, 2021, no borrowings occurred under Tranche A-5.

Tranche A-6
On May 14, 2020, effective with the A&R Credit Agreement, we borrowed $30.0 million face value of the Tranche A-6 from B. Riley, a related party, as described in Note 16. On November 30, 2020, we borrowed an additional $10.0 million face value of the Tranche A-6 pursuant to the terms of the A&R Credit Agreement which required the proceeds to be applied as a permanent reduction of the U.S. Revolving Credit Facility.

As described in Note 13, on February 12, 2021, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Tranche A-6 as part of the Exchange. Also, on March 4, 2021, effective with A&R Amendment No. 3, we paid down the remaining $5.0 million outstanding on our existing Tranche A-6.

Tranche A-7
The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7, from B. Riley, a related party, as described in Note 16. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of May 13, 2021, no borrowings occurred under Tranche A-7.

NOTE 16 – REVOLVING DEBT

Our revolving debt was comprised of our U.S. Revolving Credit Facility in the U.S.in the amount of $164.3 million as of December 31, 2020. As described below, effective with A&R Amendment No. 3 on March 4, 2021, we can no longer obtain revolving loans under the terms of our A&R Credit Agreement.

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

On February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America, N.A., as administrative agent to the lenders under our Amended and Restated Credit Agreement. A&R Amendment No. 2 amends our A&R Credit Agreement to, among other matters, (i) permit the issuance of 8.125% Senior Notes offering described above, (ii) permit the deemed prepayment of $35.0 million of our Last Out Term Loan Tranche A with $35.0 million principal amount of Senior Notes, (iii) provide that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5.0 million of certain previously deferred facility fees will be paid by the Company.

On March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America, N.A. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130.0 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit.

On March 26, 2021, we entered into A&R Amendment No. 4 with Bank of America, N.A. A&R Amendment No. 4, among other matters, at the date of effectiveness (i) permits the issuance of 8.125% senior notes due 2026 up to an aggregate principle amount of $150.0 million, and (ii) modifies the calculation of the senior leverage ratio.

As of March 31, 2021, the future effective minimum interest coverage ratios under our A&R Credit Agreement are as follows:
•0.80:1.00 for the quarter ending June 30, 2021
•1.00:1.00 for the quarter ending September 30, 2021
•1.10:1.00 for the quarter ending December 31, 2021
•1.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

As of March 31, 2021, the future effective maximum permitted senior leverage ratios under our A&R Credit Agreement are as follows:
•4.25:1.00 for the quarter ending June 30, 2021
•3.75:1.00 for the quarter ending September 30, 2021
•3.00:1.00 for the quarter ending December 31, 2021
•2.25:1.00 for the quarter ending March 31, 2022 and the last day of each fiscal quarter ending thereafter

See Note 25 - Subsequent Events for an additional amendment to the A&R Credit Agreement as of May 10, 2021.

U.S. Revolving Credit Facility

As of March 31, 2021, effective with Amendment No. 3 to the A&R Credit Agreement described above, the U.S. Revolving Credit Facility provides for an aggregate letters of credit amount of up to $130.0 million.

At March 31, 2021, usage under the U.S. Revolving Credit Facility consisted of $22.0 million of financial letters of credit and $82.1 million of performance letters of credit. At March 31, 2021, we had approximately $25.9 million available to meet letter of credit requirements based on our overall facility size.

On February 12, 2021, we received gross proceeds of $125.0 million from the 2021 Senior Notes offering. As required by the Company’s U.S. Revolving Credit Facility, 75% of the gross proceeds or $93.8 million received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility as of February 12, 2021.

Also on February 16, 2021, we prepaid $167.1 million toward the remaining outstanding U.S. Revolving Credit Facility.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2021 and December 31, 2020 was $60.7 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $18.0 million as of March 31, 2021. Of the letters of credit issued under the U.S. Revolving Credit Facility, $27.3 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $266.4 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $34.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 17 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended March 31,
(in thousands)	2021	2020
Components associated with borrowings from:
Senior Notes	$1,733	$—
Last Out Term Loans - cash interest	3,513	4,048
U.S. Revolving Credit Facility	$1,416	$4,039
	6,662	8,087
Components associated with amortization or accretion of:
Senior Notes	1,468	—
Last Out Term Loans - discount and financing fees	—	2,150
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	4,400	9,035
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	1,658
	5,868	12,843

Other interest expense	1,693	1,161

Total interest expense	$14,223	$22,091

The following table provides a reconciliation of cash, cash equivalents and restricted cash reporting within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Held by foreign entities	$25,169	$38,726	$27,937
Held by U.S. entities	28,664	18,612	7,447
Cash and cash equivalents of continuing operations	53,833	57,338	35,384

Reinsurance reserve requirements	2,053	4,551	5,779
Restricted foreign accounts	—	2,869	3,107
Bank guarantee collateral	2,560	2,665	2,115
Restricted cash and cash equivalents	4,613	10,085	11,001
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$58,446	$67,423	$46,385

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Three months ended March 31,
(in thousands)	2021	2020
Income tax payments, net	$1,499	$793

Interest payments on our U.S. Revolving Credit Facility	$5,979	$4,150
Interest payments on our Last Out Term Loans	3,560	4,038
Total cash paid for interest	$9,539	$8,188

NOTE 18 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2021, income tax expense was $2.8 million, resulting in an effective tax rate of (22.5)%. In the three months ended March 31, 2020, income tax benefit was $0.8 million, resulting in an effective tax rate of 2.4%. For the three months ended March 31, 2020, the Company determined the use of the discrete method was more appropriate than the annual effective tax rate method due to the financial uncertainty of the COVID-19 pandemic. Therefore, the Company applied a permitted exception to the ASC 740-270 rules and recorded the actual income tax expense discretely for the three months ended March 31, 2020.

Our effective tax rate for the three months ended March 31, 2021 and 2020 is not reflective of the U.S. statutory rate primarily due to valuation allowances against our net deferred tax assets and discrete items. We have unfavorable discrete items of`$2.5 million for the three months ended March 31, 2021, which primarily represents withholding taxes, and favorable discrete items of $0.5 million for the three months ended March 31, 2020.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary from period to period due to these variations, changes in jurisdictional mix of our income, and valuation allowances.

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

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (“Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF ("Stockholder Litigation"). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions. The case is currently in discovery. We believe that the outcome of the Stockholder Litigation will not have a material adverse impact on our condensed consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 20 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first quarter of 2021 and 2020 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net income (loss)	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)

(in thousands)	Currency translation gain	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income before reclassifications	2,380	—	2,380
Reclassified from AOCI to net income (loss)	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended March 31,
		2021	2020
Release of currency translation adjustment with the sale of business	Gain on sale of business	$4,512	$—
Amortization of prior service cost on benefit obligations	Benefit plans, net	(198)	246
	Net income	$4,314	$246

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

(in thousands)
Available-for-sale securities	March 31, 2021	Level 1	Level 2
Corporate notes and bonds	$7,804	$7,804	$—
Mutual funds	645	—	645
United States Government and agency securities	4,757	4,757	—
Total fair value of available-for-sale securities	$13,206	$12,561	$645

(in thousands)
Available-for-sale securities	December 31, 2020	Level 1	Level 2
Corporate notes and bonds	$6,139	$6,139	$—
Mutual funds	636	—	636
Corporate Stocks	4,168	4,168	—
United States Government and agency securities	4,365	4,365	—
Total fair value of available-for-sale securities	$15,308	$14,672	$636

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

On February 12, 2021, we completed a Senior Notes offering, as described in Note 13, of $160 million aggregate principal amount of 8.125% Senior Notes due 2026. The fair value of the Senior Notes is based on readily available quoted market prices as of March 31, 2021.

(in thousands)	March 31, 2021
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$160,000	$169,536

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
•Last Out Term Loans and Revolving Debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our Last Out Term Loans approximated their carrying value at March 31, 2021 and December 31, 2020. The fair value of our Revolving Debt approximated their carrying value at December 31, 2020.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

NOTE 22 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 33.2% of our outstanding common stock as of March 31, 2021.

B. Riley is party to the Last Out Term Loans as described in Note 15.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as our Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC.

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $0.2 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

On November 13, 2020 we entered into an agreement with B. Riley Principal Merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were sold in January 2021 for which the Company recognized net proceeds of $4.5 million.

The public offering of our Senior Notes in February 2021, as described in Note 13, was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the Senior Notes offering.

The public offering of our common stock, as described in Note 14, was conducted pursuant to the Underwriting Agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. Also on February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 13.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% senior notes due 2026 to or through B. Riley Securities, Inc., as described in Note 13.

Refer to Note 25 for additional related party transactions with B. Riley and its affiliates regarding the subsequent events in conjunction with the public offering of the 7.75% Series A Cumulative Perpetual Preferred Stock between the Company and B. Riley Securities, Inc., as representative of the several underwriters.

Transactions with Vintage Capital Management, LLC

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

Based on its Schedule 13D filings, Vintage beneficially owns 0% of our outstanding common stock as of March 31, 2021.

NOTE 23 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

Certain fixed assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033.

In December 2019, we determined that a small business within the B&W Thermal segment met the criteria to be classified as held for sale. At December 31, 2020, the carrying value of the net assets planned to be sold approximated the estimated fair value less costs to sell. Refer to Divestitures below as this sale closed March 5, 2021.

The following table summarizes the carrying value of the assets and liabilities held for sale at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Accounts receivable – trade, net	$—	$2,103
Accounts receivable – other	—	86
Contracts in progress	—	458
Inventories	—	1,676
Other current assets	—	405
Current assets held for sale	—	4,728

Net property, plant and equipment	1,870	10,365
Intangible assets	—	759
Right-of-use-asset	—	32
Non-current assets held for sale	1,870	11,156

Total assets held for sale	$1,870	$15,884

Accounts payable	$—	$5,211
Accrued employee benefits	—	178
Advance billings on contracts	—	370
Accrued warranty expense	—	466
Operating lease liabilities	—	32
Other accrued liabilities	—	2,048
Current liabilities held for sale	—	8,305

Total liabilities held for sale	$—	$8,305

Divestitures

Effective March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, to BPE Clyde Pte Ltd. for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. We recognized a $0.4 million pre-tax gain, inclusive of the recognition of $4.5 million of CTA, on the sale of the business in the three months ended March 31, 2021.

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Discontinued Operations

On April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash.

NOTE 24 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the first quarter of 2021:

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In March 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This update is an amendment to ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting, which was issued in March 2020 and provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in the updates apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the updates do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in both updates are effective for all entities upon issuance and may be adopted any date on or after March 12, 2020 up to December 31, 2022. We are currently evaluating the impact of the standards on our condensed consolidated financial statements.

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

NOTE 25 – SUBSEQUENT EVENTS

2021 Preferred Stock Offerings

On May 7, 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 4,000,000 shares of our Preferred Stock, at an offering price of $25.00 per share for gross proceeds of approximately $100.0 million before deducting underwriting discounts, commissions and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of the Preferred Stock in connection with the offering. Net proceeds from the offering were approximately $95.7 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

The Preferred Stock will, as to dividend rights and rights as to the distribution of assets upon our liquidation, dissolution or winding-up, rank: (1) senior to all classes or series of our common stock and to all other capital stock issued by us expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of our capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of our capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all our existing and future indebtedness.

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. We will pay cumulative cash dividends on the Preferred Stock when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our board of directors (or a duly authorized committee of our board of directors) will be payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning on June 30, 2021.

The net proceeds of the offering are intended to be used for general corporate purposes, including clean energy growth initiatives, potential future acquisitions and reduction of net leverage.

The Preferred Stock is expected to begin trading on the NYSE under the symbol “BW PRA” within 30 business days of the closing date.

Revolving Debt - A&R Credit Agreement

On May 10, 2021, we entered into Amendment No. 5 to Amended and Restated Credit Agreement with Bank of America, N.A., in its capacity as administrative agent (“A&R Amendment No. 5”). A&R Amendment No. 5 amends the terms of our A&R Credit Agreement to, among other matters, (i) permit the payment of dividends on the Preferred Stock and (ii) permit certain future issuances of Preferred Stock to B. Riley, a related party, in exchange for deemed prepayments of amounts outstanding under our A&R Credit Agreement.

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

OVERVIEW OF RESULTS

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

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:

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

We recorded operating loss of $6.5 million in the first quarter of 2021 as compared to operating loss of $10.3 million in the first quarter of 2020 and we showed improved results in all three segments as described below.

Adjusted EBITDA in the B&W Renewable segment was $0.2 million and $(1.4) million in the first quarter of 2021 and 2020, respectively. The increase was primarily due to favorable product mix in our parts business and the benefits of cost savings and restructuring initiatives being partially offset by lower revenue in the current quarter.

The B&W Environmental segment generated adjusted EBITDA of $1.1 million and $0.3 million in the first quarter of 2021 and 2020, respectively. The increase is primarily attributable to higher volume in the current quarter and the benefits of cost savings and restructuring initiatives being partially offset by unfavorable mix in our parts business.

Our B&W Thermal segment generated adjusted EBITDA of $10.4 million and $7.6 million in the first quarter of 2021 and 2020, respectively. This increase is primarily attributable to a higher level of activity on construction projects, favorable project execution and the benefits of cost savings and restructuring initiatives.

We have manufacturing facilities in Mexico, the United States, Denmark, Scotland and China. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

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

Year-over-year comparisons of our results from continuing operations were also impacted by:

•$1.0 million and $2.0 million of restructuring costs were recognized in the first quarter of 2021 and 2020, respectively. The restructuring costs primarily related to severance.
•$0.9 million and $0.9 million of financial advisory service fees were recorded in the first quarter of 2021 and 2020, respectively. These services are required under our U.S. Revolving Credit Facility. Financial advisory service fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.
•$2.0 million and $2.6 million of legal and other advisory fees were recognized in the first quarter of 2021 and 2020, respectively. These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, MTM pension adjustments, restructuring costs, impairments, losses on debt extinguishment, costs related to financial consulting required under our U.S. Revolving Credit Facility, research and development costs and other costs that may not be directly controllable by segment management are not allocated to the segments.

	Three months ended March 31,
(in thousands)	2021	2020	$ Change
Revenues:
B&W Renewable segment	$28,811	$35,999	$(7,188)
B&W Environmental segment	31,160	25,920	5,240
B&W Thermal segment	108,281	86,683	21,598
Other	(4)	(48)	44
	$168,248	$148,554	$19,694

	Three months ended March 31,
(in thousands)	2021	2020	$ Change
Adjusted EBITDA (1)
B&W Renewable segment	$204	$(1,434)	$1,638
B&W Environmental segment	1,101	270	831
B&W Thermal segment	10,430	7,606	2,824
Corporate	(2,685)	(4,143)	1,458
Research and development costs	(588)	(1,341)	753
	$8,462	$958	$7,504
(1) Adjusted EBITDA for the three months ended March 31, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $(0.1) million and $(0.2) million, respectively.

Three Months Ended March 31, 2021 and 2020

Revenues increased by $19.7 million to $168.2 million in the first quarter of 2021 as compared to $148.6 million in the first quarter of 2020 primarily due to a higher level of construction project activity in the current quarter. Revenues for each of our segments have been adversely impacted by COVID-19 including the postponement and delay of several projects. In addition revenue was impacted by segment specific changes which are discussed in further detail in the sections below.

Operating losses improved $3.8 million to $(6.5) million in the first quarter of 2021 compared to $(10.3) million in the first quarter of 2020. The increase is primarily due to the higher construction volume as described above, improved project execution and the benefits of costs savings and restructuring initiatives. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

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

	Three months ended March 31,
(in thousands)	2021	2020	$ Change
Adjusted gross profit (1)(2)
Operating loss	$(6,462)	$(10,298)	$3,836
Selling, general and administrative ("SG&A") expenses	40,391	37,532	2,859
Advisory fees and settlement costs	3,291	4,239	(948)
Amortization expense	1,385	1,410	(25)
Restructuring activities	993	1,951	(958)
Research and development costs	588	1,341	(753)
(Gain) loss from a non-strategic business	(12)	121	(133)
Gains on asset disposals, net	(2,004)	(915)	(1,089)
	$38,170	$35,381	$2,789
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.
(2) Adjusted gross profit for the three months ended March 31, 2020, excludes losses related to a non-strategic business that was previously included in Adjusted gross profit and totals $(0.1) million.

Adjusted gross profit by segment is as follows:

	Three months ended March 31,
(in thousands)	2021	2020	$ Change
Adjusted gross profit (loss)
B&W Renewable segment	$6,900	$6,921	$(21)
B&W Environmental segment	5,942	5,299	643
B&W Thermal segment	25,328	23,161	2,167
	$38,170	$35,381	$2,789

B&W Renewable Segment Results

	Three months ended March 31,
(in thousands)	2021	2020	$ Change
Revenues	$28,811	$35,999	$(7,188)
Adjusted EBITDA	$204	$(1,434)	$1,638
Adjusted gross profit	$6,900	$6,921	$(21)
Adjusted gross profit (loss) %	23.9%	19.2%

Three Months Ended March 31, 2021 and 2020

Revenues in the B&W Renewable segment decreased 20%, or $7.2 million to $28.8 million in the first quarter of 2021 compared to $36.0 million in the first quarter of 2020. The reduction in revenue is due to project delays and a lower level of activity in the current quarter due to COVID-19.

Adjusted EBITDA in the B&W Renewable segment increased $1.6 million, to $0.2 million in the first quarter of 2021 compared to $(1.4) million in the first quarter of 2020. The benefits of cost savings and restructuring initiatives and favorable product mix in our parts business more than offset the decrease in volume, as discussed above.

Adjusted gross profit in the B&W Renewable segment remained flat at $6.9 million due to lower volume as described above which was offset by favorable product mix in our parts business and the benefits of cost savings and restructuring initiatives.

B&W Environmental Segment Results

	Three months ended March 31,
(In thousands)	2021	2020	$ Change
Revenues	$31,160	$25,920	$5,240
Adjusted EBITDA	$1,101	$270	$831
Adjusted gross profit	$5,942	$5,299	$643
Adjusted gross profit %	19.1%	20.4%

Three Months Ended March 31, 2021 and 2020

Revenues in the B&W Environmental segment increased 20%, or $5.2 million to $31.2 million in the first quarter of 2021 compared to $25.9 million in the first quarter of 2020. The increase is primarily due to higher service and project activity in the current quarter.

Adjusted EBITDA in the B&W Environmental segment was $1.1 million in the first quarter of 2021 compared to $0.3 million in the first quarter of 2020. The increase is driven primarily by the higher volume, as described above and the benefits of cost savings and restructuring initiatives partially offset by unfavorable mix in our parts business.

Adjusted gross profit in the B&W Environmental segment increased $0.6 million to $5.9 million in the first quarter of 2021 compared to $5.3 million in the first quarter of 2020. The increase is primarily attributable to the increase in volume being partially offset by unfavorable product mix in our parts business.

B&W Thermal Segment Results

	Three months ended March 31,
(In thousands)	2021	2020	$ Change
Revenues	$108,281	$86,683	$21,598
Adjusted EBITDA	$10,430	$7,606	$2,824
Adjusted gross profit	$25,328	$23,161	$2,167
Adjusted gross profit %	23.4%	26.7%

Three Months Ended March 31, 2021 and 2020

Revenues in the B&W Thermal segment increased 25%, or $21.6 million, to $108.3 million in the first quarter of 2021 compared to $86.7 million generated in the first quarter of 2020. The revenue increase is attributable to a higher level of activity on construction projects in the current quarter.

Adjusted EBITDA in the B&W Thermal segment increased $2.8 million to $10.4 million in the first quarter of 2021 compared to $7.6 million in the first quarter of 2020, which is mainly attributable to the increase in volume as described above, favorable project execution and the benefits of costs savings and restructuring initiatives.

Adjusted gross profit in the B&W Thermal segment increased $2.2 million, to $25.3 million in the first quarter of 2021, compared to $23.2 million in the first quarter of 2020, which is consistent with the increase in revenue as described above being partially offset by unfavorable product mix in our parts business.

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

	Three months ended March 31,
(In approximate millions)	2021	2020
B&W Renewable(1)	$37	$34
B&W Environmental	41	45
B&W Thermal	91	130
Other/eliminations	—	—
Bookings	$169	$209
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the first quarter of 2021 and 2020 was $7.0 million and $(6.9) million, respectively.

Our backlog as of March 31, 2021 and 2020 was as follows:

	As of March 31,
(In approximate millions)	2021	2020
B&W Renewable(1)	$215	$224
B&W Environmental	118	100
B&W Thermal	206	183
Other/eliminations	(4)	(6)
Backlog	$535	$501
(1)     B&W Renewable backlog at March 31, 2021, includes $164.0 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at March 31, 2021, we expect to recognize revenues as follows:

(In approximate millions)	2021	2022	Thereafter	Total
B&W Renewable	$55	$22	$138	$215
B&W Environmental	69	28	21	118
B&W Thermal	153	50	3	206
Other/eliminations	(4)	—	—	(4)
Expected revenue from backlog	$273	$100	$162	$535

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $1.5 million to $2.7 million in the first quarter of 2021 as compared to $4.1 million in the first quarter of 2020, primarily due to lower audit fees, bonus costs and temporary consultant fees incurred in the first quarter of 2021.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $0.9 million to $3.3 million in the first quarter of 2021 as compared to $4.2 million in the first quarter of 2020, primarily due to reduced use of external consultants in 2021 as the Company staffed certain positions internally.

Research and Development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development expenses totaled $0.6 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $1.0 million and $2.0 million of expense in the three months ended March 31, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation expense was $2.7 million and $2.8 million in the three months ended March 31, 2021 and 2020, respectively.

Amortization expense was $1.4 million and $1.4 million in the three months ended March 31, 2021 and 2020, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits were $9.1 million and $7.5 million in the three months ended March 31, 2021 and 2020, respectively. There were no MTM adjustments for our pension and other postretirement benefit plans during the first quarter of 2021 or 2020. Refer to Note 12 to the Condensed Consolidated Financial Statements.

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

Other than service cost of $0.2 million and $0.2 million in the three months ended March 31, 2021 and 2020, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox Thermal segment, pension benefit and MTM adjustments are excluded from the results of our segments. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

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

Foreign Exchange

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in Condensed Consolidated Statements of Operations.

Foreign exchange was a loss of $1.2 million and $9.3 million for the three months ended March 31, 2021 and 2020, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three months ended March 31,
(In thousands, except for percentages)	2021	2020	$ Change
Income (loss) before income taxes	$(12,607)	$(34,345)	$21,738
Income tax expense (benefit)	$2,836	$(810)	$3,646
Effective tax rate	(22.5)%	2.4%

Our income tax expense in the first quarter of 2021 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Finland, Germany, Thailand, the Philippines. Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the first quarter of 2021 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items, including estimated withholding taxes on the divestiture of Diamond Power Machine (Hubei) Co. referenced in Note 23. In certain jurisdictions (namely, the United States, Denmark, and Italy) where the company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740, primarily related to intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences, and calculating income taxes in interim periods. The Company adopted ASU No. 2019-12 on January 1, 2021, on a prospective basis. The adoption did not have a material impact on our interim consolidated financial statements.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our senior notes and A&R Credit Agreement that governs the U.S. Revolving Credit Facility and the last out term loans (the “Last Out Term Loans”), and equity offerings, each of which are described below in further detail along with other sources of liquidity.

Since January 1, 2021, we executed the following actions:

•on February 8, 2021, we entered into A&R Amendment No. 2 to Amended and Restated Credit Agreement (“A&R Amendment No. 2”) with Bank of America, N.A., as administrative agent to the lenders under our Amended and Restated Credit Agreement. A&R Amendment No. 2 amends our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) to, among other matters, (i) permit the issuance of 8.125% senior notes due 2026 (the “Senior Notes”) in the offering described below, (ii) permit the deemed prepayment of $35.0 million of our Last Our Term Loan Tranche A with $35.0 million principal amount of Senior Notes, (iii) provide that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5.0 million of certain previously deferred facility fees will be paid by the Company;
•on February 12, 2021, we entered into a letter agreement (the “Exchange Agreement”) with B. Riley Financial, Inc. (“B. Riley”), a related party, pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley. On February 12, 2021, we issued $35.0 million of senior notes to B. Riley in exchange for a deemed prepayment of our existing Last Out Term Loan' Tranche A-6. The interest rate on the remaining Last Out Term Loan Tranche A balances has been reduced to 6.625% from 12.0%;
•on February 12, 2021, we received gross proceeds of approximately $172.5 million after closing a public offering of our common stock in which 29,487,180 shares of common stock were issued, inclusive of 3,846,154 shares issued to

B. Riley Securities, Inc., a related party, as representative of several underwriters in the common stock offering. Net proceeds received were approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses;
•on February 12, 2021, we received gross proceeds of approximately $125.0 million after completing an issuance of our $125.0 million aggregate principal amount of Senior Notes, in a public offering through B. Riley Securities, Inc., a related party, as representative of several underwriters in the senior notes offering. Net proceeds received were approximately $120.0 million after deducting underwriting discounts and commissions, but before expenses;
•on March 4, 2021, we entered into A&R Amendment No. 3 to Amended and Restated Credit Agreement (“A&R Amendment No. 3”) with Bank of America, N.A., as administrative agent to the lenders under our A&R Credit Agreement. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments under our A&R Credit Agreement to $130.0 million and removes the ability to obtain revolving loans under our A&R Credit Agreement, and (iii) amends certain covenants and conditions to the extension of credit under our A&R Credit Agreement;
•on March 4, 2021, effective with the execution of A&R Amendment No. 3, we paid $75.0 million towards our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility; and
•on March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, to BPE Clyde Pte Ltd. for $2.8 million. We received $2.0 million in cash and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. We recognized a $0.4 million gain on the sale of the business.
•on March 15, 2021, we completed the sale of certain fixed assets for the Copley, Ohio location for $4.0 million, received $3.3 million of net cash proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033;
•on March 26, 2021, we entered into A&R Amendment No. 4 to Amended and Restated Credit Agreement (“A&R Amendment No. 4”) with Bank of America, N.A., as administrative agent to the lenders under our A&R Credit Agreement. A&R Amendment No. 4, among other matters, at the date of effectiveness (i) permits the issuance of additional Senior Notes of up to an aggregate principle amount of $150 million, and (ii) modifies the calculation of the senior leverage ratio, as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•on March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150 million of 8.125% senior notes due 2026 to or through B. Riley Securities, Inc., as described in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•as of May 10, 2021, the Company has sold $10.6 million aggregate principal amount of Senior Notes for $11.0 million gross proceeds related to the March 31, 2021 sales agreement disclosed in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. The Company received $10.7 million of net cash proceeds after commission and fees;
•on May 7, 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 4,000,000 shares of our Preferred Stock, at an offering price of $25.00 per share for gross proceeds of approximately $100 million before deducting underwriting discounts, commissions and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of the Preferred Stock in connection with the offering. Net proceeds from the offering were approximately $95.7 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears as described in Note 25 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report; and
•on May 10, 2021, we entered into Amendment No. 5 to Amended and Restated Credit Agreement with Bank of America, N.A., in its capacity as administrative agent (“A&R Amendment No. 5”). A&R Amendment No. 5 amends the terms of our A&R Credit Agreement to, among other matters, (i) permit the payment of dividends on the Preferred Stock and (ii) permit certain future issuances of Preferred Stock to B. Riley, a related party, in exchange for deemed prepayments of amounts outstanding under our A&R Credit Agreement.

Beginning in April 2020 and continuing as of May 13, 2021, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•suspension of our 401(k) company match for U.S. employees for 2021;
•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring the remaining $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021, in accordance with the American Rescue Plan Act of 2021 (the "ARPA relief plan") signed into law in March 2021. In January 2021, we made Pension Plan contributions of $23.1 million, excluding interest.

Cash and Cash Flows

At March 31, 2021, our unrestricted cash and cash equivalents totaled $53.8 million and we had total debt of $228.8 million. Our foreign business locations held $25.2 million of our total unrestricted cash and cash equivalents at March 31, 2021. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. As described above, effective with A&R Amendment No. 3 on March 4, 2021, we can no longer obtain revolving loans under the credit agreement.

Cash used in operations was $54.0 million in the three months ended March 31, 2021, which is primarily represented in the net loss of continuing operations, the change in pension, postretirement and employee benefit liabilities. There was also a $13.2 million net decrease in operating cash outflows associated with changes in working capital. In the three months ended March 31, 2020, cash used in operations was $35.5 million primarily represented in the net loss of continuing operations before depreciation and amortization. There was also a $10.7 million net increase in operating cash outflows associated with changes in working capital.

Cash flows from investing activities provided net cash of $4.5 million in the three months ended March 31, 2021, primarily related to $3.3 million proceeds from the sale of business, proceeds from asset disposals and net change in available-for-sale securities, offset by $1.4 million of capital expenditures. In the three months ended March 31, 2020, cash flows from investing activities used net cash of $4.5 million, primarily from the net change in available-for-sale securities and $2.4 million of capital expenditures.

Cash flows from financing activities provided net cash of $35.9 million in the three months ended March 31, 2021, primarily related to the $125.0 million issuance of senior notes and $161.5 million common stock issuance, primarily offset by $75.0 million last out term loans repayments, a $164.3 million net reduction on the U.S. Revolving Credit Facility and $7.7 million of financing fees. Cash flows from financing activities provided net cash of $30.8 million in the three months ended March 31, 2020, primarily related to $30.0 million face value borrowings from the last out term loans, $6.0 million of net borrowings from the U.S. revolving credit facility, partly offset by $5.7 million of financing fees.

2021 Senior Notes Offering

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026. The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated February 10, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the completion, we received gross proceeds of approximately $125.0 million. Net proceeds received were approximately $120.0 million after deducting underwriting discounts and commissions, but before expenses. The Senior Notes were issued in denominations of $25.00 per Senior Note and in integral multiples thereof.

In addition to the public offering, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-3 in a concurrent private offering.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes bear interest at the rate of 8.125% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The Senior Notes will mature on February 28, 2026.

We may, at our option, at any time and from time to time, redeem the Senior Notes for cash in whole or in part (i) on or after February 28, 2022 and prior to February 28, 2023, at a price equal to $25.75 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after February 28, 2023 and prior to February 29, 2024, at a price equal to $25.50 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) on or after February 29, 2024 and prior to February 28, 2025, at a price equal to $25.25 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption and (iv) on or after February 28, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Indenture governing the Senior Notes contains customary events of default and cure provisions.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional Senior Notes up to an aggregated principal amount of $150.0 million of Senior Notes. The Senior Notes will have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and be fungible with, the Senior Notes issued February 12, 2021, as described above.

Senior Notes - Subsequent Event

As of May 10, 2021, the Company has sold $10.6 million aggregate principal amount of Senior Notes for $11.0 million gross proceeds related to the March 31, 2021 sales agreement disclosed above. The Company received $10.7 million of net cash proceeds after commission and fees.

Exchange Agreement

On February 12, 2021, the Company and B. Riley entered into a letter agreement (the “Exchange Agreement”) pursuant to which we issued to B. Riley, a related party, $35.0 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial (the “Exchange”).

2021 Common Stock Offering

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 29,487,180 shares of our common stock and received gross proceeds of approximately $172.5 million. Net proceeds from the offering were approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the offering were used to make a prepayment towards the balance outstanding under our U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

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

On February 12, 2021, in connection with the Exchange described in Note 13, the interest rate on the remaining Last Out Term Loan Tranche A balances was reduced to 6.625% from 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 17.

Tranche A-3
Effective with Amendment No. 16 to our credit agreement, we borrowed $150.0 million face value from B. Riley, a related party, under Tranche A-3. The $141.4 million net proceeds from Tranche A-3 were primarily used to pay the amounts due under the settlement agreements covering certain European B&W Renewable loss projects as described in Note 4, with the remainder used for working capital and general corporate purposes.

As part of the Equitization Transactions of July 23, 2019, we prepaid $39.7 million principal of Tranche A-3. Also, on March 4, 2021, effective with A&R Amendment No. 3, we paid down an additional $40.0 million on our existing Tranche A-3.

Tranche A-4
On January 31, 2020, effective with Amendment No. 20 to the Amended Credit Agreement, we borrowed $30.0 million face value of the Tranche A-4 from B. Riley, a related party and received net proceeds of $26.3 million after incurring total fees of $3.7 million. On March 4, 2021, effective with A&R Amendment No. 3, we paid down the $30.0 million outstanding on our existing Tranche A-4.

Tranche A-5
On January 31, 2020, we entered into Amendment No. 20 to the Amended Credit Agreement. Amendment No. 20 provides an incremental Tranche A-5 to be extended prior to maturity of the Last Out Term Loans under the Amended Credit Agreement in the event certain customer letters of credit are drawn. The terms of Tranche A-5 are the same as the terms for the Tranche A-3 under the Amended Credit Agreement. As of May 13, 2021, no borrowings occurred under Tranche A-5.

Tranche A-6
On May 14, 2020, effective with the A&R Credit Agreement, we borrowed $30.0 million face value of the Tranche A-6 from B. Riley, a related party, as described in Note 16. On November 30, 2020, we borrowed an additional $10.0 million face value of the Tranche A-6 pursuant to the terms of the A&R Credit Agreement which required the proceeds to be applied as a permanent reduction of the U.S. Revolving Credit Facility.

As described in Note 13, on February 12, 2021, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Tranche A-6 as part of the Exchange. Also, on March 4, 2021, effective with A&R Amendment No. 3, we paid down the remaining $5 million outstanding on our existing Tranche A-6.

Tranche A-7
The A&R Credit Agreement provided us with up to $50.0 million of additional funding for letters of credit in the form of Tranche A-7, from B. Riley, a related party, as described in Note 16. The $50.0 million will be available upon request by the Company, subject to certain limitations. As of May 13, 2021, no borrowings occurred under Tranche A-7.

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

On February 8, 2021, we entered into A&R Amendment No. 2 with Bank of America, N.A., as administrative agent to the lenders under our Amended and Restated Credit Agreement. A&R Amendment No. 2 amends our A&R Credit Agreement to, among other matters, (i) permit the issuance of 8.125% Senior Notes offering described above, (ii) permit the deemed prepayment of $35.0 million of our Last Out Term Loan Tranche A with $35.0 million principal amount of Senior Notes, (iii)

provide that 75% of the Senior Notes gross proceeds shall be used to repay outstanding borrowings and permanently reduce the commitments under our senior secured credit facilities, and (iv) provide that $5.0 million of certain previously deferred facility fees will be paid by the Company.

On March 4, 2021, we entered into A&R Amendment No. 3 with Bank of America. A&R Amendment No. 3, among other matters, at the date of effectiveness (i) permits the prepayment of certain term loans, (ii) reduces the revolving credit commitments to $130.0 million and removes the ability to obtain revolving loans under the credit agreement, and (iii) amends certain covenants and conditions to the extension of credit.

On March 26, 2021, we entered into A&R Amendment No. 4 with Bank of America. A&R Amendment No. 4, among other matters, at the date of effectiveness (i) permits the issuance of 8.125% senior notes due 2026 up to an aggregate principle amount of $150.0 million, and (ii) modifies the calculation of the senior leverage ratio.

On May 10, 2021, we entered into A&R Amendment No. 5 with Bank of America, N.A. A&R Amendment No. 5, among other matters, at the date of effectiveness (i) permits the issuance of certain disqualified stock and the payment of regular cash dividends thereon and (ii) permits the related cashless prepayment of term loans.

U.S. Revolving Credit Facility

As of March 31, 2021, effective with Amendment No. 3 to the A&R Credit Agreement described above, the U.S. Revolving Credit Facility provides for an aggregate letters of credit amount of up to $130.0 million.

At March 31, 2021, usage under the U.S. Revolving Credit Facility consisted of $22.0 million of financial letters of credit and $82.1 million of performance letters of credit. At March 31, 2021, we had approximately $25.9 million available to meet letter of credit requirements based on our overall facility size.

On February 12, 2021, we received gross proceeds of $125.0 million from the 2021 Senior Notes offering. As required by the Company’s U.S. Revolving Credit Facility, 75% of the gross proceeds, or $93.8 million, received by the Company was applied as a permanent reduction of the U.S. Revolving Credit Facility as of February 12, 2021.

Also on February 16, 2021, we prepaid $167.1 million towards the remaining outstanding U.S. Revolving Credit Facility.

Effective with A&R Amendment No. 3 on March 4, 2021, we can no longer obtain revolving loans under the credit agreement.

2021 Preferred Stock Offerings

On May 7, 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 4,000,000 shares of our Preferred Stock, at an offering price of $25.00 per share for gross proceeds of approximately $100.0 million before deducting underwriting discounts, commissions and estimated offering expenses. We have granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of the Preferred Stock in connection with the offering. Net proceeds from the offering were approximately $95.7 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

The Preferred Stock will, as to dividend rights and rights as to the distribution of assets upon our liquidation, dissolution or winding-up, rank: (1) senior to all classes or series of our common stock and to all other capital stock issued by us expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of our capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of our capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all our existing and future indebtedness.

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. We will pay cumulative cash dividends on the Preferred Stock when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to

7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Series A Preferred Stock declared by our board of directors (or a duly authorized committee of our board of directors) will be payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning on June 30, 2021.

The net proceeds of the offering are intended to be used for general corporate purposes, including clean energy growth initiatives, potential future acquisitions and reduction of net leverage.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees opened outside of the U.S. Revolving Credit Facility as of March 31, 2021 and December 31, 2020 was $60.7 million and $88.5 million, respectively. The aggregate value of the letters of credit provided by the U.S. Revolving Credit Facility backstopping letters of credit or bank guarantees was $18.0 million as of March 31, 2021. Of the letters of credit issued under the U.S. Revolving Credit Facility, $27.3 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $266.4 million. The aggregate value of the letters of credit provided by the U.S. Revolving Credit facility backstopping surety bonds was $34.7 million.

Our ability to obtain and maintain sufficient capacity under our U.S. Revolving Credit Facility is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources. at March 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see “Critical Accounting Policies and Estimates” in our Annual Report. There have been no significant changes to our policies during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 19 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended March 31, 2021. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2021	79,182	$3.51	—	$—
February 2021	416,665	$7.27	—	$—
March 2021	—	$—	—	$—
Total	495,847	$6.67	—	$—
(1) Acquired shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

4.3	Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

4.4	Supplemental Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

4.5	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

10.1	Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021 (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.2	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.3	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.4	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4, 2021 (incorporated by reference to Exhibit 10.68 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.5	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.6	Amendment No. 5 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated May 10, 2021

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

May 13, 2021	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)