Form 10-Q
period 2021-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2021-08-12
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 6, 2021 was 85,820,578.

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock, the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments, including the ability to complete our B&W Renewable's European EPC projects and B&W Environmental's U.S. loss projects within the expected time frame and the estimated costs; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$202,860	$135,397	$371,108	$283,951
Costs and expenses:
Cost of operations	158,799	102,907	290,184	217,535
Selling, general and administrative expenses	33,704	34,579	74,161	72,187
Advisory fees and settlement costs	4,526	1,989	7,817	6,228
Restructuring activities	2,400	2,392	3,393	4,343
Research and development costs	609	1,231	1,197	2,572
Loss (gain) on asset disposals, net	38	2	(1,966)	(913)
Total costs and expenses	200,076	143,100	374,786	301,952
Operating income (loss)	2,784	(7,703)	(3,678)	(18,001)
Other income (expense):
Interest expense	(8,021)	(15,482)	(22,244)	(37,573)
Interest income	146	223	255	263
Gain (loss) on debt extinguishment	6,530	(6,194)	6,530	(6,194)
(Loss) gain on sale of business	(2,598)	(108)	(2,240)	(108)
Benefit plans, net	5,924	7,450	15,022	14,986
Foreign exchange	1,826	7,112	617	(2,214)
Other – net	96	(2,586)	(182)	(2,792)
Total other income (expense)	3,903	(9,585)	(2,242)	(33,632)
Income (loss) before income tax expense	6,687	(17,288)	(5,920)	(51,633)
Income tax expense	3,546	845	6,382	35
Income (loss) from continuing operations	3,141	(18,133)	(12,302)	(51,668)
(Loss) income from discontinued operations, net of tax	—	(113)	—	1,800
Net income (loss)	3,141	(18,246)	(12,302)	(49,868)
Net (income) loss attributable to non-controlling interest	(15)	142	(36)	238
Net income (loss) attributable to stockholders	3,126	(18,104)	(12,338)	(49,630)
Less: Dividend on Series A preferred stock	1,731	—	1,731	—
Net income (loss) attributable to stockholders of common stock	$1,395	$(18,104)	$(14,069)	$(49,630)

Basic earnings (loss) per share
Continuing operations	$0.02	$(0.39)	$(0.18)	$(1.10)
Discontinued operations	—	—	—	0.04
Basic earnings (loss) per share	$0.02	$(0.39)	$(0.18)	$(1.06)
Diluted earnings (loss) per share
Continuing operations	$0.02	$(0.39)	$(0.18)	$(1.10)
Discontinued operations	—	—	—	0.04
Diluted earnings (loss) per share	$0.02	$(0.39)	$(0.18)	$(1.06)
Shares used in the computation of earnings (loss) per share:
Basic	85,724	46,853	78,589	46,628
Diluted	87,003	46,853	78,589	46,628

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$3,141	$(18,246)	$(12,302)	$(49,868)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(1,478)	(4,095)	(1,548)	(1,715)

Reclassification of CTA to net loss	—	—	(4,512)	—

Benefit obligations:
Amortization of benefit plan benefits	198	(246)	396	(492)

Other comprehensive loss	(1,280)	(4,341)	(5,664)	(2,207)
Total comprehensive income (loss)	1,861	(22,587)	(17,966)	(52,075)
Comprehensive income attributable to non-controlling interest	(10)	105	(7)	259
Comprehensive income (loss) attributable to stockholders	$1,851	$(22,482)	$(17,973)	$(51,816)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$143,598	$67,423
Accounts receivable – trade, net	132,341	128,317
Accounts receivable – other	34,622	35,442
Contracts in progress	63,937	59,308
Inventories	71,003	67,161
Other current assets	15,355	26,421
Current assets held for sale	—	4,728
Total current assets	460,856	388,800
Net property, plant and equipment, and finance lease	83,366	85,078
Goodwill	47,413	47,363
Intangible assets	21,652	23,908
Right-of-use assets	9,399	10,814
Other assets	40,688	24,673
Non-current assets held for sale	1,766	11,156
Total assets	$665,140	$591,792

Accounts payable	$87,541	$73,481
Accrued employee benefits	13,998	13,906
Advance billings on contracts	53,142	64,002
Accrued warranty expense	16,376	25,399
Operating lease liabilities	3,728	3,995
Other accrued liabilities	60,213	81,744
Loan payable	2,564	—
Current liabilities held for sale	—	8,305
Total current liabilities	237,562	270,832
Senior notes	168,357	—
Last out term loans	—	183,330
Revolving credit facilities	—	164,300
Pension and other accumulated postretirement benefit liabilities	213,042	252,292
Non-current finance lease liabilities	33,237	29,690
Non-current operating lease liabilities	5,888	7,031
Other non-current liabilities	22,773	22,579
Total liabilities	680,859	930,054
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,362 and 0 at June 30, 2021 and December 30, 2020, respectively	74	—
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 85,729 and 54,452 at June 30, 2021 and December 31, 2020, respectively	5,103	4,784
Capital in excess of par value	1,509,697	1,164,436
Treasury stock at cost, 1,313 and 718 shares at June 30, 2021 and December 31, 2020, respectively	(109,301)	(105,990)
Accumulated deficit	(1,364,275)	(1,350,206)
Accumulated other comprehensive loss	(58,054)	(52,390)
Stockholders' deficit attributable to shareholders	(16,756)	(339,366)
Non-controlling interest	1,037	1,104
Total stockholders' deficit	(15,719)	(338,262)
Total liabilities and stockholders' deficit	$665,140	$591,792

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)

Net (loss) income	—	—	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	—	—	(4,582)	(24)	(4,606)
Defined benefit obligations	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	—	—	4,480	(3,308)	—	—	—	1,194
Common stock offering, net	29,487	295	—	—	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	—	$—	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)
Net income	—	—	—	—	—	—	3,126	—	15	3,141
Currency translation adjustments	—	—	—	—	—	—	—	(1,478)	(5)	(1,483)
Defined benefit obligations	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	65	2	—	—	1,201	(3)	—	—	—	1,200
Common stock offering	—	—	—	—	(529)	—	—	—	—	(529)
Preferred stock offering, net	—	—	4,445	45	105,998	—	—	—	—	106,043
Equitized Last Out Term Loan principal payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(1,731)	—	—	(1,731)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(36)	(36)
Balance at June 30, 2021	85,729	$5,103	7,362	$74	$1,509,697	$(109,301)	$(1,364,275)	$(58,054)	$1,037	$(15,719)

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Deficit

	Shares	Par Value
		(in thousands, except share and per share amounts)
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)

Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)
Net loss	—	—	—	—	(18,104)	—	(142)	(18,246)
Currency translation adjustments	—	—	—	—	—	(4,095)	37	(4,058)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	—	—	923	(1)	—	—	—	922
Equitized guarantee fee payment	1,713	17	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan interest payment	1,192	12	2,703	—	—	—	—	2,715
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2020	49,312	$4,732	$1,150,999	$(105,717)	$(1,389,518)	$(281)	$1,085	$(338,700)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(12,302)	$(49,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	8,379	8,239
Amortization of deferred financing costs, debt discount and payment-in-kind interest	6,464	14,785
Amortization of guaranty fee	908	236
Non-cash operating lease expense	2,238	2,403
(Gain) loss on sale of business	2,240	108
(Gain) loss on debt extinguishment	(6,530)	6,194
Gains on asset disposals	(1,966)	(913)
Provision for (benefit from) deferred income taxes, including valuation allowances	2,002	(793)
Prior service cost amortization for pension and postretirement plans	396	(492)
Stock-based compensation, net of associated income taxes	5,705	1,803
Foreign exchange	(617)	2,214
Changes in assets and liabilities:
Accounts receivable	(576)	36,105
Contracts in progress	(5,014)	6,847
Advance billings on contracts	(10,512)	(14,957)
Inventories	(4,821)	(570)
Income taxes	(1,961)	(3,141)
Accounts payable	10,227	(37,347)
Accrued and other current liabilities	(34,717)	15,277
Accrued contract loss	(261)	(4,432)
Pension liabilities, accrued postretirement benefits and employee benefits	(40,339)	(16,946)
Other, net	(5,018)	(14,074)
Net cash used in operating activities	(86,075)	(49,322)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,168)	(1,675)
Proceeds from sale of business and assets, net	7,170	8,773
Purchases of available-for-sale securities	(6,694)	(13,668)
Sales and maturities of available-for-sale securities	8,303	10,835
Net cash from investing activities	6,611	4,265
Cash flows from financing activities:
Issuance of senior notes, net	138,287	—
Borrowings on loan payable	2,566	—
Borrowings under last out term loans	—	60,000
Repayments under last out term loans	(75,408)	—
Borrowings under U.S. revolving credit facility	14,500	94,200
Repayments of U.S. revolving credit facility	(178,800)	(108,500)
Issuance of preferred stock, net	106,043	—
Payment of preferred stock dividends	(1,731)	—
Shares of common stock returned to treasury stock	(3,311)	(10)
Issuance of common stock, net	160,984	—
Debt issuance costs	(10,933)	(10,356)
Other, net	(908)	326
Net cash from financing activities	151,289	35,660
Effects of exchange rate changes on cash	4,350	572
Net increase (decrease) in cash, cash equivalents and restricted cash	76,175	(8,825)
Cash, cash equivalents and restricted cash, beginning of period	67,423	56,941
Cash, cash equivalents and restricted cash, end of period	$143,598	$48,116
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and subsequently spread globally. This global pandemic has disrupted business operations, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on changes in the severity of the virus in these countries and localities. These restrictions, including curtailment of travel and other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including new strains such as the delta variant, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into the second half of 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into the second half of 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we incurred additional costs to protect our employees and advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact, including new strains such as the delta variant, that may arise along with the availability of vaccines and anti-vaccination attitudes of the public, that could negatively impact our evaluation on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Beginning in April 2020 and continuing as of August 12, 2021, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•suspension of our 401(k) company match for U.S. employees;
•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021, in accordance with the American Rescue Plan Act of 2021 (the “ARPA relief plan”) signed into law in March 2021. In January 2021, we made Pension Plan contributions of $23.1 million, excluding interest.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to stockholders of common stock	$1,395	$(17,991)	$(14,069)	$(51,430)
Income (loss) from discontinued operations attributable to stockholders of common stock, net of tax	—	(113)	—	1,800
Net income (loss) attributable to stockholders of common stock	$1,395	$(18,104)	$(14,069)	$(49,630)

Weighted average shares used to calculate basic earnings (loss) per share	85,724	46,853	78,589	46,628
Dilutive effect of stock options, restricted stock and performance units	1,279	—	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	87,003	46,853	78,589	46,628

Basic earnings (loss) per share
Continuing operations	$0.02	$(0.39)	$(0.18)	$(1.10)
Discontinued operations	—	—	—	0.04
Basic earnings (loss) per share	$0.02	$(0.39)	$(0.18)	$(1.06)

Diluted earnings (loss) per share
Continuing operations	$0.02	$(0.39)	$(0.18)	$(1.10)
Discontinued operations	—	—	—	0.04
Diluted earnings (loss) per share	$0.02	$(0.39)	$(0.18)	$(1.06)

Because we incurred a net loss in the six months ended June 30, 2021 and in the three and six months ended June 30, 2020, basic and diluted shares are the same.

If we had net income in the six months ended June 30, 2021, diluted shares would include an additional 1.4 million shares. If we had net income in the three and six months ended June 30, 2020, diluted shares would include an additional 33.3 thousand and 216.1 thousand shares, respectively.

We excluded 0.3 million and 1.5 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive. We excluded 0.4 million and 1.7 million shares related to stock options from the diluted share calculation for the six months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

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

Total revenues exclude revenues generated from sales to other segments. An analysis of our operations by segment is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues:
B&W Renewable segment
B&W Renewable	$24,701	$27,066	$42,698	$49,404
Vølund	13,643	16,443	24,457	30,104
	38,344	43,509	67,155	79,508
B&W Environmental segment
B&W Environmental	10,995	10,513	28,428	23,448
SPIG	13,194	10,850	24,378	22,187
GMAB	4,169	3,809	6,712	5,457
	28,358	25,172	59,518	51,092
B&W Thermal segment
B&W Thermal	136,316	67,212	244,597	153,895
	136,316	67,212	244,597	153,895

Other	(158)	(496)	(162)	(544)
Total Revenues	$202,860	$135,397	$371,108	$283,951

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management are not allocated to the segments.

Adjusted EBITDA for each segment is presented below with a reconciliation to net income (loss) attributable to stockholders of common stock.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA (1)
B&W Renewable segment	$3,427	$(138)	$3,631	$(1,572)
B&W Environmental segment	2,698	(1,146)	3,799	(769)
B&W Thermal segment	12,431	8,018	22,861	15,592
Corporate	(2,997)	(3,805)	(5,682)	(7,948)
Research and development costs	(485)	(1,231)	(1,073)	(2,572)
	15,074	1,698	23,536	2,731

Restructuring activities	(2,400)	(2,392)	(3,393)	(4,343)
Financial advisory services	(1,299)	(582)	(2,232)	(1,511)
Advisory fees for settlement costs and liquidity planning	(2,059)	(1,155)	(4,037)	(3,769)
Litigation legal costs	(1,167)	(252)	(1,547)	(948)
Stock compensation	(51)	(1,187)	(7,880)	(1,899)
Interest on letters of credit included in cost of operations	(320)	(172)	(606)	(399)
Income (loss) from business held for sale	—	470	(483)	(318)
Depreciation & amortization	(4,321)	(4,032)	(8,379)	(8,240)
Contract asset amortization	(73)	—	(73)	—
ClimateBrightTM product development	(263)	—	(263)	—
Gain (loss) from a non-strategic business	(299)	(97)	(287)	(218)
Gain (loss) on asset disposals, net	(38)	(2)	1,966	913
Operating income (loss)	2,784	(7,703)	(3,678)	(18,001)
Interest expense, net	(7,875)	(15,259)	(21,989)	(37,310)
Gain (loss) on debt extinguishment	6,530	(6,194)	6,530	(6,194)
(Loss) gain on sale of business	(2,598)	(108)	(2,240)	(108)
Net pension benefit	5,924	7,450	15,022	14,986
Foreign exchange	1,826	7,112	617	(2,214)
Other – net	96	(2,586)	(182)	(2,792)
Total other income (expense)	3,903	(9,585)	(2,242)	(33,632)
Income (loss) before income tax expense	6,687	(17,288)	(5,920)	(51,633)
Income tax expense	3,546	845	6,382	35
Income (loss) from continuing operations	3,141	(18,133)	(12,302)	(51,668)
(Loss) income from discontinued operations, net of tax	—	(113)	—	1,800
Net income (loss)	3,141	(18,246)	(12,302)	(49,868)
Net (income) loss attributable to non-controlling interest	(15)	142	(36)	238
Net income (loss) attributable to stockholders	3,126	(18,104)	(12,338)	(49,630)
Less: Dividend on Series A preferred stock	1,731	—	1,731	—
Net income (loss) attributable to stockholders of common stock	$1,395	$(18,104)	$(14,069)	$(49,630)
(1) Adjusted EBITDA for the three and six months ended June 30, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $0.1 million and $0.2 million, respectively, and $0.2 million and $0.4 million, respectively.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 18% and 31% for the three months ended June 30, 2021 and 2020, respectively, and 22% and 31% of our revenue for the six months ended June 30, 2021 and 2020, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 82% and 69% for the three months ended June 30, 2021 and 2020, respectively, and 78% and 69% of our revenue for the six months ended June 30, 2021 and 2020, respectively.

Refer to Note 3 for our disaggregation of revenue by product line.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$25,766	$25,888	$(122)	—%
Revenues recognized less billings to customers	38,171	33,420	4,751	14%
Contracts in progress	$63,937	$59,308	$4,629	8%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$51,361	$61,884	$(10,523)	(17)%
Costs of revenue recognized less cost incurred	1,781	2,118	(337)	(16)%
Advance billings on contracts	$53,142	$64,002	$(10,860)	(17)%

Net contract balance	$10,795	$(4,694)	$15,489	(330)%

Accrued contract losses	$321	$582	$(261)	(45)%

Backlog

On June 30, 2021 we had $500.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45.2%, 21.2% and 33.6% of our remaining performance obligations as revenue in the remainder of 2021, 2022 and thereafter, respectively.

Changes in Contract Estimates

In the three and six months ended June 30, 2021 and 2020, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Increases in gross profit for changes in estimates for over time contracts	$2,314	$4,037	$5,339	$7,561
Decreases in gross profit for changes in estimates for over time contracts	(3,137)	(5,102)	(4,495)	(5,288)
Net changes in gross profit for changes in estimates for over time contracts	$(823)	$(1,065)	$844	$2,273

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

Four of the six contracts were 100% complete and the remaining two contracts were nearly 100% complete at June 30, 2021, with only limited warranty obligations remaining, and all have been turned over to the customers. In the three months ended June 30, 2021 and 2020, we recorded $0.0 million and $0.4 million in net losses, respectively, and in the six months ended June 30, 2021 and 2020, we recorded $0.1 million in net gains and $0.3 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete those contracts. All liquidated damages associated with these six contracts have been settled and paid as of December 31, 2020.

In 2019, one of our other B&W Renewable energy contracts turned into a loss contract due to delays and other start-up costs prior to turnover to the client in October 2019. In the three and six months ended June 30, 2021 our estimated loss on the contract improved by $0.7 million, and in the three and six months ended June 30, 2020, we did not recognize additional charges on this contract. As of June 30, 2021, this contract was approximately 99% complete.

In September 2017, we identified the failure of a structural steel beam on a contact for a biomass plant in the United Kingdom, The engineering, design and manufacturing of the steel structure were the responsibility of our subcontractors. A similar design was also used on two other contracts, and although no structural failure occurred on these two other contracts, work was also stopped in certain restricted areas while we added reinforcement to the structures, which also resulted in delays. The total cost related to the structural steel issues on these three contracts was estimated to be approximately $36 million, which is included in the June 30, 2021 estimated losses at completion for these three contracts. We are continuing to aggressively pursue recovery of this cost from responsible subcontractors. In October 2020, we entered into a settlement agreement with an insurer under which we received a settlement of $26.0 million to settle claims in connection with five of six European B&W Renewable EPC loss contracts disclosed above.

The Company is continuing to pursue other additional potential claims where appropriate and available.

B&W Environmental Loss Contracts

At June 30, 2021, the B&W Environmental segment had two significant loss contracts, each of which are contracts for a dry cooling system for a gas-fired power plant in the United States. In the three and six months ended June 30, 2021 our estimated loss on these contracts improved by $0.4 million and in the three and six months ended June 30, 2020, we did not recognize additional charges on these contracts. As of June 30, 2021, both contracts were nearly 100% complete.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials and supplies	$47,482	$46,659
Work in progress	7,364	8,195
Finished goods	16,157	12,307
Total inventories	$71,003	$67,161

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2021	December 31, 2020
Land	$1,550	$1,584
Buildings	34,096	34,207
Machinery and equipment	151,352	151,399
Property under construction	2,749	5,336
	189,747	192,526
Less accumulated depreciation	139,850	135,925
Net property, plant and equipment	49,897	56,601
Finance lease	37,142	30,551
Less finance lease accumulated amortization	3,673	2,074
Net property, plant and equipment, and finance lease	$83,366	$85,078

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2021:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2020	$10,211	$5,673	$31,479	$47,363
Currency translation adjustments	7	4	39	50
Balance at June 30, 2021	$10,218	$5,677	$31,518	$47,413

Goodwill is tested for impairment annually and when impairment indicators exist. No impairment indicators were identified during the three months ended June 30, 2021. Because the B&W Thermal, B&W Construction Co., LLC, B&W Renewable and B&W Environmental reporting units each had negative carrying values, reasonable changes in assumptions would not indicate impairment.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Definite-lived intangible assets
Customer relationships	$24,110	$24,862
Unpatented technology	15,489	15,713
Patented technology	3,124	2,642
Tradename	12,879	13,088
All other	9,414	9,262
Gross value of definite-lived intangible assets	65,016	65,567
Customer relationships amortization	(20,047)	(19,537)
Unpatented technology amortization	(7,546)	(6,751)
Patented technology amortization	(2,662)	(2,593)
Tradename amortization	(5,133)	(4,831)
All other amortization	(9,281)	(9,252)
Accumulated amortization	(44,669)	(42,964)
Net definite-lived intangible assets	$20,347	$22,603
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$21,652	$23,908

The following summarizes the changes in the carrying amount of intangible assets:

	Six months ended June 30,
(in thousands)	2021	2020
Balance at beginning of period	$23,908	$25,300
Amortization expense	(1,705)	(1,716)
Currency translation adjustments	(551)	81
Balance at end of the period	$21,652	$23,665

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense is as follows (in thousands):

Amortization Expense
Year ending December 31, 2021	$1,701
Year ending December 31, 2022	3,409
Year ending December 31, 2023	3,409
Year ending December 31, 2024	3,325
Year ending December 31, 2025	2,559
Year ending December 31, 2026	1,283
Thereafter	4,661

NOTE 9 – LEASES

Certain real property assets for our Copley, Ohio location were sold on March 15, 2021, as described in Note 24. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033. The lease is classified as a finance lease with total future minimum payments during the initial term of the lease of approximately $5.7 million as of June 30, 2021. An incremental borrowing rate of 7.19% was used to determine the right-of-use (the "ROU") asset. We recorded a $3.6 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities of $3.8 million in other accrued liabilities and other non-current finance liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2021.

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Classification	2021	2020	2021	2020
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,308	$1,389	$2,647	$2,896
Short-term lease expense	Selling, general and administrative expenses	1,486	292	2,641	480
Variable lease expense (1)	Selling, general and administrative expenses	471	(382)	679	394
Total operating lease expense		$3,265	$1,299	$5,967	$3,770

Finance lease expense:
Amortization of right-of-use assets	Selling, general and administrative expenses	$1,069	$514	$1,598	$1,029
Interest on lease liabilities	Interest expense	708	616	1,324	1,231
Total finance lease expense		$1,777	$1,130	$2,922	$2,260

Sublease income (2)	Other – net	$(21)	$(21)	$(43)	$(43)
Net lease cost		$5,021	$2,408	$8,846	$5,987
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,674	$2,743
Operating cash flows from finance leases	1,324	1,231
Financing cash flows from finance leases	834	(399)

(in thousands)	June 30, 2021	December 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,281	$2,629
Finance leases	$6,589	$146

Weighted-average remaining lease term:
Operating leases (in years)	2.8	3.1
Finance leases (in years)	12.5	13.9
Weighted-average discount rate:
Operating leases	9.11%	9.26%
Finance leases	7.88%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	June 30, 2021	December 31, 2020
Operating lease assets	Right-of-use assets	$9,399	$10,814
Finance lease assets	Net property, plant and equipment, and finance lease	33,469	28,477
Total non-current lease assets		$42,868	$39,291

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,728	$3,995
Finance lease liabilities	Other accrued liabilities	3,095	886
Non-current
Operating lease liabilities	Non-current operating lease liabilities	5,888	7,031
Finance lease liabilities	Non-current finance lease liabilities	33,237	29,690
Total lease liabilities		$45,948	$41,602

Future minimum lease payments required under non-cancellable leases as of June 30, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2021 (excluding the six months ended June 30, 2021)	$2,410	$2,860	$5,270
2022	3,864	5,233	9,097
2023	2,572	3,879	6,451
2024	1,468	3,944	5,412
2025	411	3,969	4,380
Thereafter	7	38,412	38,419
Total	$10,732	$58,297	$69,029
Less imputed interest	(1,116)	(21,965)	(23,081)
Lease liability	$9,616	$36,332	$45,948

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Balance at beginning of period	$25,399	$33,376
Additions	3,608	2,063
Expirations and other changes	(4,309)	(1,584)
Payments	(8,576)	(5,410)
Translation and other	254	46
Balance at end of period	$16,376	$28,491

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

NOTE 11 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in the three months ended June 30, 2021 and 2020. The charges primarily consist of severance costs related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2020, these charges also include actions taken to address the impact of COVID-19 on our business.

The following table summarizes the restructuring activity incurred by segment:

	Three months ended June 30,			Three months ended June 30,
	2021			2020
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$557	$466	$91	$951	$155	$796
B&W Environmental segment	209	172	37	237	154	83
B&W Thermal segment	1,542	1,035	507	948	303	645
Corporate	92	8	84	256	—	256
	$2,400	$1,681	$719	$2,392	$612	$1,780

	Six months ended June 30,			Six months ended June 30,
	2021			2020
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$1,066	$919	$147	$1,752	$813	$939
B&W Environmental segment	298	207	91	377	211	166
B&W Thermal segment	1,890	1,047	843	1,889	689	1,200
Corporate	139	8	131	325	—	325
	$3,393	$2,181	$1,212	$4,343	$1,713	$2,630
Cumulative costs to date	$43,707	35,394	8,313
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$8,022	$5,341	$8,146	$5,358
Restructuring expense	2,400	2,392	3,393	4,343
Payments	(2,477)	(2,646)	(3,594)	(4,614)
Balance at end of period	$7,945	$5,087	$7,945	$5,087

The payments shown above for the three months ended June 30, 2021 and 2020 relate primarily to severance. Accrued restructuring liabilities at June 30, 2021 and 2020 relate primarily to employee termination benefits.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Interest cost	$5,609	$8,250	$11,280	$16,511	$39	$72	$78	$144
Expected return on plan assets	(11,773)	(15,544)	(26,782)	(31,185)	—	—	—	—
Amortization of prior service cost (credit)	28	43	56	86	173	(271)	346	(542)
Benefit plans, net (1)	(6,136)	(7,251)	(15,446)	(14,588)	212	(199)	424	(398)
Service cost included in COS (2)	218	209	435	420	6	4	12	9
Net periodic benefit cost (benefit)	$(5,918)	$(7,042)	$(15,011)	$(14,168)	$218	$(195)	$436	$(389)
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within cost of operations in the Condensed Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

There were no mark-to-market adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2021 and 2020.

We made contributions to our pension and other postretirement benefit plans totaling $0.3 million and $24.3 million during the three and six months ended June 30, 2021, respectively, as compared to $0.6 million and $1.1 million during the three and six months ended June 30, 2020, respectively. Contributions made during the three months ended June 30, 2021 includes no interest and during the six months ended June 30, 2021 includes $0.4 million of interest as required per the CARES Act that was signed into law on March 27, 2020.

In accordance with the American Rescue Plan Act of 2021, we elected to defer $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021.

NOTE 13 – 2021 SENIOR NOTES OFFERING

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026. At the completion of the offering, we received net proceeds of approximately $120.0 million after deducting underwriting discounts, commissions, and before expenses.

In addition to the public offering, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-3 in a concurrent private offering.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional Senior Notes up to an aggregate principal amount of $150.0 million of Senior Notes. The Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and be fungible with, the Senior Notes issued February 12, 2021, as described above.

As of June 30, 2021, the Company has sold $12.9 million aggregate principal amount of Senior Notes under the sales agreement disclosed above for $13.1 million of net proceeds after commissions and fees.

Subsequent to June 30, 2021 and as of August 12, 2021, the Company has sold $12.7 million aggregate principal amount of Senior Notes under the March 31, 2021 sales agreement disclosed above for $12.9 million of net proceeds after commission and fees.

The components of the Senior Notes are as follows:

(in thousands)	June 30, 2021
8.125% Senior Notes due 2026	$172,882
Unamortized deferred financing costs	(4,913)
Unamortized premium	388
Net debt balance	$168,357
The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes bear interest at the rate of 8.125% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The Senior Notes mature on February 28, 2026.

NOTE 14 – LAST OUT TERM LOANS

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 15 below, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available. At December 31, 2020, the components of our Last Out Term Loans by tranche were as follows:

	December 31, 2020
(in thousands)	A-3	A-4	A-6	Total
Proceeds (1)	$101,660	$30,000	$40,000	$171,660
Discount and fees	8,650	—	—	8,650
Paid-in-kind interest	3,020	—	—	3,020
Net debt balance	$113,330	$30,000	$40,000	$183,330
(1) Tranche A-3 proceeds represent the net proceeds after the $39.7 million principal prepayment from the July 2019 Equitization Transactions.

On February 12, 2021, in connection with the Exchange described in Note 13, the interest rate on the remaining Last Out Term Loans were reduced to 6.625% from 12.0%. Interest expense associated with the Last Out Term Loans is detailed in Note 18. The Company recognized a loss on debt extinguishment of $6.2 million in the quarter ended June 30, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan.

Tranche A-3
On March 4, 2021, we paid down an additional $40.0 million on our existing Tranche A-3. Also, as described in Note 16, on June 1, 2021, we issued 2,916,880 shares of the Company’s 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Tranche A-3 and paid $0.9 million in cash for accrued interest.

Tranche A-4
On January 31, 2020, we borrowed $30.0 million face value of the Tranche A-4 from B. Riley, a related party and received net proceeds of $26.3 million after incurring total fees of $3.7 million. On March 4, 2021, we paid down the $30.0 million outstanding on our existing Tranche A-4.

Tranche A-6
On May 14, 2020, we borrowed $30.0 million face value of the Tranche A-6 from B. Riley, a related party, as described in Note 15. On November 30, 2020, we borrowed an additional $10.0 million face value of the Tranche A-6 pursuant to the terms of the A&R Credit Agreement which required the proceeds to be applied as a permanent reduction of the U.S. Revolving Credit Facility.

As described in Note 13, on February 12, 2021, we issued $35.0 million of Senior Notes to B. Riley Financial, Inc. in exchange for a deemed prepayment of our existing Tranche A-6 as part of the Exchange. Also, on March 4, 2021, we paid down the remaining $5.0 million outstanding on our existing Tranche A-6.

NOTE 15 – REVOLVING DEBT

Debt Facilities

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC has agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (“Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop certain letters of credit issued under our previous A&R Credit Agreement, dated as of May 14, 2020 (as amended, restated or otherwise modified from time to time), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, the lenders and the other parties from time to time party thereto, which was repaid and commitments thereunder terminated as of June 30, 2021. The Revolving Credit Agreement matures on June 30, 2025.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted LIBOR rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted LIBOR plus 7.50%. Under the Letter of Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) the applicable spread over LIBOR on the aggregate face amount of the letters of credit issued under the Revolving Credit Agreement, (ii) administrative fees of 0.75% and (iii) fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, we are required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing, with no prepayment fee payable thereafter.

The Company has mandatory prepayment obligations under the Reimbursement Agreement upon the receipt of proceeds from certain dispositions or casualty or condemnation events. The Revolving Credit Agreement and Letter of Credit Agreement require mandatory prepayments to the extent of an over-advance.

The obligations under the Debt Facilities are secured by substantially all assets of the Company and each of the guarantors, in each case subject to inter-creditor arrangements. As noted above, the obligations under the Letter of Credit Facility are also secured by the cash collateral provided by MSD and any other cash collateral provider thereunder.

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately.

In connection with the Company’s entry into the Debt Documents, on June 30, 2021, B. Riley, a related party, entered into a Guaranty Agreement in favor of MSD, in its capacity as administrative agent under the Reimbursement Agreement, for the ratable benefit of MSD, the cash collateral providers and each co-agent or sub-agent appointed by MSD from time to time (the “B. Riley Guaranty”). The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations under the Reimbursement Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of the Company’s obligations under the Reimbursement Agreement. Under a fee letter with B. Riley, the Company agreed to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty. The Company entered into a reimbursement agreement with B. Riley governing the Company’s obligation to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Reimbursement Agreement.

A&R Credit Agreement

As described above, the A&R Credit Agreement commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021. The Company recognized a gain on debt extinguishment of $6.5 million in the quarter ended June 30, 2021, primarily representing the write-off of accrued revolver fees of $11.3 million offset by the unamortized deferred financing fees of $4.8 million related to the prior A&R Credit Agreement.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outstanding outside our prior A&R Credit Agreement as of June 30, 2021 was $57.3 million. The aggregate value of the outstanding letters of credit provided by our prior A&R Credit Agreement backstopping letters of credit or bank guarantees was $22.1 million as of June 30, 2021. Of the outstanding letters of credit issued under our prior A&R Credit Agreement, $32.1 million are subject to foreign currency revaluation. At June 30, 2021, usage under the prior A&R Credit Agreement consisted of $22.0 million of financial letters of credit and $79.7 million of performance letters of credit.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $259.3 million. The aggregate value of the letters of credit provided by our prior A&R Credit Agreement backstopping surety bonds was $24.6 million.

Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loan Payable

During the six months ended June 30, 2021, our Denmark subsidiary received two unsecured interest free loans totaling $2.6 million under a local government loan program related to COVID-19. The loans of $0.9 million and $1.7 million are payable in April 2022 and May 2022, respectively.

Subsequent to June 30, 2021, our Denmark subsidiary received an unsecured interest free loan totaling $0.9 million under a local government loan program related to COVID-19. The loan is payable in May 2023.

NOTE 16 – PREFERRED STOCK

On May 7, 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters (the “Underwriters”). At the closing, we issued to the public 4,000,000 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $95.7 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters described above, at an offering price of $25.00 per share for net proceeds of approximately $10.7 million after deducting underwriting fees.

The Preferred Stock ranks, as to dividend rights and rights as to the distribution of assets upon our liquidation, dissolution or winding-up: (1) senior to all classes or series of our common stock and to all other capital stock issued by us expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of our capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of our capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all our existing and future indebtedness.

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

On June 8, 2021, the Company's Board of Directors approved a dividend of $0.290625 per share of the Company's outstanding Preferred Stock, with a record date for the dividend of June 18, 2021 and a payment date of June 30, 2021. On June 30, 2021, the Company paid dividends totaling $1.7 million. After the Company paid the dividends on June 30, 2021, there are no cumulative undeclared dividends of the Preferred Stock at June 30, 2021.

On June 1, 2021, the Company and B. Riley, a related party, entered into an agreement (the “Exchange Agreement”) pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then existing term loans with B. Riley under the Company’s A&R Credit Agreement.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer and to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock will have the same terms as (other than date of issuance and first dividend) with and have the same CUSIP number and be fungible with, the Preferred Stock issued during May 2021. The first dividend for the Preferred Stock issued thereunder, when, as and if declared, will accumulate and be cumulative from the dividend payment date (March 31, June 30, September 30 and December 31 of each year) for which full cumulative dividends have been paid immediately prior to the original issue date for each such share.

Subsequent to June 30, 2021 and as of August 12, 2021, the Company sold $5.9 million aggregate amount of Preferred Stock for $5.9 million net proceeds after commission and fees related to the July 7, 2021 sales agreement disclosed above.

The net proceeds of the offerings are intended to be used for general corporate purposes, including clean energy growth initiatives, potential future acquisitions and reduction of net leverage.

NOTE 17 – COMMON STOCK

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 29,487,180 shares of our common stock and received net proceeds of approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the offering were used to make a prepayment toward the balance outstanding under our U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

On May 20, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders of the Company, upon the recommendation of the Company’s Board of Directors, approved the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The 2021 Plan became effective upon such stockholder approval. The maximum number of shares of the Company’s common stock (the “Common Stock”) that may be issued or transferred pursuant to awards under the 2021 Plan equals: (1) 1,250,000 shares, plus (2) the number of any shares subject to awards granted under the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “2015 Plan”) and outstanding as of May 20, 2021 which expire, or are terminated, surrendered, or forfeited for any reason without issuance of such shares (including for outstanding performance share awards to the extent they are earned at less than maximum). No new awards may be granted under the 2015 Plan. As of May 20, 2021 (immediately prior to the stockholder approval of the 2021 Plan), the total number of shares of Common Stock subject to outstanding awards granted under the 2015 Plan was 2,007,152 shares.

NOTE 18 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Components associated with borrowings from:
Senior Notes	$3,459	$—	$5,192	$—
Last Out Term Loans	837	4,828	4,349	8,875
U.S. Revolving Credit Facility	—	3,409	1,416	7,448
	4,296	8,237	10,957	16,323
Components associated with amortization or accretion of:
Senior Notes	298	—	1,766	—
Last Out Term Loans - discount and financing fees	—	1,579	—	3,729
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	1,595	3,629	5,995	12,664
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	2	—	1,660
	1,893	5,210	7,761	18,053

Other interest expense	1,832	2,035	3,526	3,197

Total interest expense	$8,021	$15,482	$22,244	$37,573

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting that sum to the total cash amount in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Held by foreign entities	$27,822	$38,726	$34,676
Held by U.S. entities	2,238	18,612	2,139
Cash and cash equivalents	30,060	57,338	36,815

Reinsurance reserve requirements	590	4,551	5,596
Restricted foreign accounts	—	2,869	2,661
Bank guarantee collateral	2,240	2,665	3,044
Letters of credit collateral	110,708	—	—
Restricted cash and cash equivalents	113,538	10,085	11,301
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows	$143,598	$67,423	$48,116

As disclosed above, letters of credit collateral of $110.7 million as of June 30, 2021 represents cash pledged to secure the outstanding and undrawn letters of credit issued under our prior A&R Credit Agreement, most of which are expected to be cancelled and replaced by new letters of credit issued by PNC, as described in Note 15 – Revolving Debt. Subsequent to June 30, 2021 and as of August 12, 2021, we have issued $60.7 million of backstop letters of credit issued by PNC and reclassified this amount from restricted cash and cash equivalents to cash and cash equivalents. We expect to issue new PNC letters of credit to the beneficiaries such that the letters of credit issued under the prior A&R Credit Agreement will be cancelled along with the backstop letters of credit issued by PNC. Further, we expect the completion of the issuance of new letters of credit to cover the remaining collateral balance of $50.0 million by PNC by September 30, 2021 which will alleviate any restricted use of the letters of credit collateral amount by the Company.

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Six months ended June 30,
(in thousands)	2021	2020
Income tax payments, net	$3,331	$1,438

Interest payments on our 8.125% Senior Notes due 2026	$2,911	$—
Interest payments on our U.S. Revolving Credit Facility	5,979	8,110
Interest payments on our Last Out Term Loans	6,140	6,140
Total cash paid for interest	$15,030	$14,250

NOTE 19 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2021, income tax expense was $3.5 million, resulting in an effective tax rate of 53.0%. In the three months ended June 30, 2020, income tax expense was $0.8 million, with an effective tax rate of (4.9)%.

In the six months ended June 30, 2021, income tax expense was $6.4 million, resulting in an effective tax rate of (107.8)%. In the six months ended June 30, 2020, income tax expense was $35.0 thousand, resulting in an effective tax rate of (0.1)%.

Our effective tax rate for the three and six months ended June 30, 2021 and 2020 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items of`$0.9 million and $3.5 million for the three and six months ended June 30, 2021, respectively, which primarily represent withholding taxes and adjustment to our United Kingdom deferred tax liabilities due to an enacted change in tax rate. We had favorable discrete items of $1.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively.

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

NOTE 20 – CONTINGENCIES

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

NOTE 21 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first two quarters of 2021 and 2020 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net income (loss)	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)
Other comprehensive loss before reclassifications	(1,478)	—	(1,478)
Reclassified from AOCI to net income	—	198	198
Net other comprehensive (loss) income	(1,478)	198	(1,280)
Balance at June 30, 2021	$(53,635)	$(4,419)	$(58,054)

(in thousands)	Currency translation gain	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income before reclassifications	2,380	—	2,380
Reclassified from AOCI to net loss	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060
Other comprehensive loss before reclassifications	(4,095)	—	(4,095)
Reclassified from AOCI to net loss	—	(246)	(246)
Net other comprehensive loss	(4,095)	(246)	(4,341)
Balance at June 30, 2020	$4,028	$(4,309)	$(281)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$—	$4,512	$—
Amortization of prior service cost on benefit obligations	Benefit plans, net	(198)	246	(396)	492
	Net (loss) income	$(198)	$246	$4,116	$492

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

(in thousands)
Available-for-sale securities	June 30, 2021	Level 1	Level 2
Corporate notes and bonds	$7,919	$7,919	$—
Mutual funds	678	—	678
United States Government and agency securities	5,144	5,144	—
Total fair value of available-for-sale securities	$13,741	$13,063	$678

(in thousands)
Available-for-sale securities	December 31, 2020	Level 1	Level 2
Corporate notes and bonds	$6,139	$6,139	$—
Mutual funds	636	—	636
Corporate Stocks	4,168	4,168	—
United States Government and agency securities	4,365	4,365	—
Total fair value of available-for-sale securities	$15,308	$14,672	$636

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 13 above for a discussion of our recent offerings of Senior Notes. The fair value of the Senior Notes is based on readily available quoted market prices as of June 30, 2021.

(in thousands)	June 30, 2021
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$172,882	$179,105

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
•Last Out Term Loans and Revolving Debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our Last Out Term Loans and Revolving Debt approximated their carrying value at December 31, 2020.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

NOTE 23 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on its Schedule 13D filings, B. Riley beneficially owns 33.1% of our outstanding common stock as of June 30, 2021.

B. Riley was party to the Last Out Term Loans under our A&R Credit Agreement described in Note 14.

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

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and were $3.3 million and $7.5 million for the three and six months ended June 30, 2020, respectively.

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

The public offering of our common stock, as described in Note 17, was conducted pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. Also on February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 13.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% senior notes due 2026 to or through B. Riley Securities, Inc., as described in Note 13. As of June 30, 2021, we paid B. Riley Securities, Inc. $0.3 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock, as described in Note 16, was conducted pursuant to an underwriting agreement dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on May 7, 2021, we paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction cost related to the Preferred Stock offering.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 16, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, we issued 2,916,880 shares of the Company’s 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 16.

On June 30, 2021, we entered into new Debt Facilities, as described in Note 15. In connection with the Company’s entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as describe in Note 15. Under a fee letter with B. Riley, the Company shall pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

Transactions with B. Riley - Subsequent Events

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $76 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 16.

Transactions with Vintage Capital Management, LLC

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

Based on its Schedule 13D filings, Vintage beneficially owns 0% of our outstanding common stock as of June 30, 2021.

NOTE 24 – ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Assets Held for Sale

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033.

In December 2019, we determined that a small business within the B&W Thermal segment met the criteria to be classified as held for sale. At December 31, 2020, the carrying value of the net assets planned to be sold approximated the estimated fair value less costs to sell. Refer to Divestitures below as this sale closed March 5, 2021.

In December 2020, we determined that certain real property assets within the B&W Thermal segment met the criteria to be classified as held for sale. At June 30, 2021, the carrying value of the assets held for sale of $1.8 million was lower than the estimated fair value less costs to sell.

The following table summarizes the carrying value of the assets and liabilities held for sale at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable – trade, net	$—	$2,103
Accounts receivable – other	—	86
Contracts in progress	—	458
Inventories	—	1,676
Other current assets	—	405
Current assets held for sale	—	4,728

Net property, plant and equipment	1,766	10,365
Intangible assets	—	759
Right-of-use-asset	—	32
Non-current assets held for sale	1,766	11,156

Total assets held for sale	$1,766	$15,884

Accounts payable	$—	$5,211
Accrued employee benefits	—	178
Advance billings on contracts	—	370
Accrued warranty expense	—	466
Operating lease liabilities	—	32
Other accrued liabilities	—	2,048
Current liabilities held for sale	—	8,305

Total liabilities held for sale	$—	$8,305

Divestitures

Effective March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. We recognized a $0.4 million pre-tax gain, inclusive of the recognition of $4.5 million of currency translation adjustment, on the sale of the business in the three months ended March 31, 2021. For the three months ended June 30, 2021, we recorded an adjustment of $2.6 million related to certain working capital amounts that are in dispute. Additional adjustments may be necessary as this is finalized. For the six months ended June 30, 2021, the net pre-tax loss on the sale was $2.2 million.

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Discontinued Operations

On April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash.

NOTE 25 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the first six months of 2021:

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Equity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Earnings Per Share (Topic 260). The amendments in this update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this update do not affect a holder’s accounting for freestanding call options. The update is applicable to B&W as we have previously issued freestanding written call options however those options remain unexercised as of June 30, 2021 and they have not been modified or exchanged to date. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of the standards on our condensed consolidated financial statements.

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

We recorded operating income of $2.8 million and an operating loss of $3.7 million in the three and six months ended June 30, 2021, respectively, compared to operating losses of $7.7 million and $18.0 million in the three and six months ended June 30, 2020, respectively, and we showed improved results in all three segments as described below.

Adjusted EBITDA in the B&W Renewable segment was $3.4 million and $3.6 million in the three and six months ended June 30, 2021, respectively, compared to $(0.1) million and $(1.6) million in the three and six months ended June 30, 2020, respectively. The improvement is primarily attributable to lower levels of direct overhead support and SG&A, reflecting the benefits of cost savings and restructuring initiatives, offset partially by the decrease in volume.

Adjusted EBITDA in the B&W Environmental segment was $2.7 million and $3.8 million in the three and six months ended June 30, 2021, respectively, compared to $(1.1) million and $(0.8) million in the three and six months ended June 30, 2020, respectively. The increase is driven primarily by the higher volume and the decrease in shared resources.

Adjusted EBITDA in the B&W Thermal segment was $12.4 million and $22.9 million in the three and six months ended June 30, 2021, respectively, compared to $8.0 million and $15.6 million in the three and six months ended June 30, 2020, respectively. This increase is primarily attributable to the increase in volume offset partially by product mix, an increase in expenses due to growth in Asia and Mid-East, and a increase in shared resources due to higher volume.

We have manufacturing facilities in Mexico, the United States, Denmark and Scotland. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost saving measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental, and B&W Thermal segments globally.

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

Year-over-year comparisons of our results from continuing operations were also impacted by:

•$2.4 million and $3.4 million of restructuring costs were recognized in the three and six months ended June 30, 2021, respectively, compared to $2.4 million and $4.3 million of restructuring costs recognized in the three and six months ended June 30, 2020, respectively. The restructuring costs primarily related to severance.
•$1.3 million and $2.2 million of financial advisory service fees were recognized in the three and six months ended June 30, 2021, respectively, as compared to $0.6 million and $1.5 million in the corresponding periods of 2020. Financial advisory service fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.
•$2.1 million and $4.0 million of legal and other advisory fees were recognized in the three and six months ended June 30, 2021, respectively, as compared to $1.2 million and $3.8 million in the corresponding periods of 2020 These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.
•$1.2 million and $1.5 million of litigation legal costs were recognized in the three and six months ended June 30, 2021, respectively, as compared to $0.3 million and $0.9 million in the corresponding periods of 2020. These fees are included in advisory fees and settlement costs in the Condensed Consolidated Statement of Operations.

In addition to the discussions described above, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for subcontractor recoveries and other claims where appropriate and available. If the value of our business was to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The presentation of the components of our adjusted EBITDA in the table below is consistent with the way our chief operating decision maker reviews the results of our operations and makes strategic decisions about our business. Items such as gains or losses on asset sales, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management are not allocated to the segments.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues:
B&W Renewable segment	$38,344	$43,509	$(5,165)	$67,155	$79,508	$(12,353)
B&W Environmental segment	28,358	25,172	3,186	59,518	51,092	8,426
B&W Thermal segment	136,316	67,212	69,104	244,597	153,895	90,702
Other	(158)	(496)	338	(162)	(544)	382
	$202,860	$135,397	$67,463	$371,108	$283,951	$87,157

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted EBITDA (1)
B&W Renewable segment	$3,427	$(138)	$3,565	$3,631	$(1,572)	$5,203
B&W Environmental segment	2,698	(1,146)	3,844	3,799	(769)	4,568
B&W Thermal segment	12,431	8,018	4,413	22,861	15,592	7,269
Corporate	(2,997)	(3,805)	808	(5,682)	(7,948)	2,266
Research and development costs	(485)	(1,231)	746	(1,073)	(2,572)	1,499
	$15,074	$1,698	$13,376	$23,536	$2,731	$20,805
(1) Adjusted EBITDA for the three and six months ended June 30, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $(0.1) million and $(0.2) million, respectively, and $(0.2) million and $(0.4) million, respectively.

Three Months Ended June 30, 2021 and 2020

Revenues increased by $67.5 million to $202.9 million in the second quarter of 2021 compared to $135.4 million in the corresponding period of 2020, primarily due to a higher level of construction project activity in the current period. Notwithstanding revenue increases in our Thermal and Environmental segments, revenues for each of our segments have been impacted by COVID-19 including the postponement and delay of several projects. Additionally, revenue was impacted by segment specific changes which are discussed in further detail in the sections below.

Operating income (loss) improved $10.5 million to $2.8 million in the second quarter of 2021 compared to $(7.7) million in the corresponding period of 2020. The increase is primarily due to the higher construction volume as described above, improved project execution and the benefits of costs savings and restructuring initiatives. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

Six Months Ended June 30, 2021 and 2020

Revenues increased by $87.2 million to $371.1 million in the six months ended June 30, 2021 compared to $284.0 million in the corresponding period of 2020, primarily due to a higher level of construction project activity in the current period. Revenues for each of our segments have been impacted by COVID-19 including the postponement and delay of several projects. In addition, revenue was impacted by segment specific changes which are discussed in further detail in the sections below.

Operating losses improved $14.3 million to $(3.7) million in the six months ended June 30, 2021 compared to $(18.0) million in the corresponding period of 2020. The increase is primarily due to the higher construction volume as described above, improved project execution and the benefits of costs savings and restructuring initiatives. Restructuring expenses, advisory fees, amortization expense, gains (losses) on dispositions of equity method investees, and impairments are discussed in further detail in the sections below.

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

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted gross profit (1)(2)
Operating income (loss)	$2,784	$(7,703)	$10,487	$(3,678)	$(18,001)	$14,323
Selling, general and administrative ("SG&A") expenses	33,162	34,504	(1,342)	73,553	72,036	1,517
Advisory fees and settlement costs	4,526	1,989	2,537	7,817	6,228	1,589
Amortization expense	1,991	1,335	656	3,376	2,745	631
Restructuring activities	2,400	2,392	8	3,393	4,343	(950)
Research and development costs	609	1,231	(622)	1,197	2,572	(1,375)
Losses from a non-strategic business	299	97	202	287	218	69
Losses (gains) on asset disposals, net	38	2	36	(1,966)	(913)	(1,053)
	$45,809	$33,847	$11,962	$83,979	$69,228	$14,751
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.
(2) Adjusted gross profit for the three and six months ended June 30, 2020, excludes losses related to a non-strategic business that was previously included in Adjusted gross profit and totals $0.1 million and $0.2 million, respectively

Adjusted gross profit by segment is as follows:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted gross profit
B&W Renewable segment	$9,825	$9,388	$437	$16,725	$16,309	$416
B&W Environmental segment	6,671	4,455	2,216	12,613	9,754	2,859
B&W Thermal segment	29,313	20,004	9,309	54,641	43,165	11,476
	$45,809	$33,847	$11,962	$83,979	$69,228	$14,751

B&W Renewable Segment Results

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$38,344	$43,509	$(5,165)	$67,155	$79,508	$(12,353)
Adjusted EBITDA	$3,427	$(138)	$3,565	$3,631	$(1,572)	$5,203
Adjusted gross profit	$9,825	$9,388	$437	$16,725	$16,309	$416
Adjusted gross profit %	25.6%	21.6%		24.9%	20.5%

Three Months Ended June 30, 2021 and 2020

Revenues in the B&W Renewable segment decreased 12%, or $5.2 million to $38.3 million in the second quarter of 2021 compared to $43.5 million in the corresponding period of 2020. The reduction in revenue is primarily due to project delays of large orders due to the continued adverse effects of COVID-19 in the second quarter of 2021 coupled with the completion of prior year large service and licensing projects and loss contracts that have not been replaced.

Adjusted EBITDA in the B&W Renewable segment increased $3.6 million, to $3.4 million in the second quarter of 2021 compared to $(0.1) million in the corresponding period of 2020. The improvement is primarily attributable to lower levels of direct overhead support and SG&A, reflecting the benefits of cost savings and restructuring initiatives, offset partially by the decrease in volume, as discussed above.

Adjusted gross profit in the B&W Renewable segment increased $0.4 million, to $9.8 million in the second quarter of 2021 compared to $9.4 million. The increase is primarily driven by lower levels of direct overhead, offset partially by the decrease in volume, as discussed above.

Six Months Ended June 30, 2021 and 2020

Revenues in the B&W Renewable segment decreased 16%, or $12.4 million to $67.2 million in the six months ended June 30, 2021 compared to $79.5 million in the corresponding period of 2020. The reduction in revenue is primarily due to project delays of large orders due to the continued adverse effects of COVID-19 in the first six months of 2021 coupled with the completion of prior year large service and licensing projects and loss contracts that have not been replaced.

Adjusted EBITDA in the B&W Renewable segment increased $5.2 million, to $3.6 million in the six months ended June 30, 2021 compared to $(1.6) million in the corresponding period of 2020. The benefits of cost savings and restructuring initiatives, decrease in shared resources due to lower volume and no additional changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts, as described in Note 4, more than offset the decrease in volume, as discussed above.

Adjusted gross profit in the B&W Renewable segment increased $0.4 million, to $16.7 million in the second quarter of 2021 compared to $16.3 million due to the benefits of cost savings and restructuring initiatives and no additional changes in the estimated revenues and costs to complete the six European B&W Renewable EPC loss contracts, as described in Note 4, offset partially by the decrease in volume, as discussed above.

B&W Environmental Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$28,358	$25,172	$3,186	$59,518	$51,092	$8,426
Adjusted EBITDA	$2,698	$(1,146)	$3,844	$3,799	$(769)	$4,568
Adjusted gross profit	$6,671	$4,455	$2,216	$12,613	$9,754	$2,859
Adjusted gross profit %	23.5%	17.7%		21.2%	19.1%

Three Months Ended June 30, 2021 and 2020

Revenues in the B&W Environmental segment increased 13%, or $3.2 million to $28.4 million in the second quarter of 2021 compared to $25.2 million in the corresponding period of 2020. The increase is primarily due to higher project activity in the current quarter as compared to the prior quarter which was impacted due to the postponement of new projects as a result of COVID-19.

Adjusted EBITDA in the B&W Environmental segment was $2.7 million in the second quarter of 2021 compared to $(1.1) million in the corresponding period of 2020. The increase is driven primarily by the higher volume, as described above and a decrease in shared resources.

Adjusted gross profit in the B&W Environmental segment increased $2.2 million to $6.7 million in the second quarter of 2021 compared to $4.5 million in the corresponding period of 2020. The increase is primarily attributable to the increase in volume and product mix.

Six Months Ended June 30, 2021 and 2020

Revenues in the B&W Environmental segment increased 16%, or $8.4 million to $59.5 million in the six months ended June 30, 2021 compared to $51.1 million in the corresponding period of 2020. The increase is primarily due to higher project activity in the current period as compared to the prior period which was impacted due to the postponement of new projects as a result of COVID-19.

Adjusted EBITDA in the B&W Environmental segment was $3.8 million in the six months ended June 30, 2021 compared to $(0.8) million in the corresponding period of 2020. The increase is driven primarily by the higher volume, as described above, the benefits of cost-savings and restructuring initiatives and a $0.4 million improvement to complete the two B&W Environmental loss contracts, as described in Note 4.

Adjusted gross profit in the B&W Environmental segment increased $2.9 million to $12.6 million in the six months ended June 30, 2021 compared to $9.8 million in the corresponding period of 2020. The increase is primarily attributable to the increase in volume, lower levels of shared overhead and a $0.4 million improvement to complete the two B&W Environmental loss contracts, as described in Note 4.

B&W Thermal Segment Results

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$136,316	$67,212	$69,104	$244,597	$153,895	$90,702
Adjusted EBITDA	$12,431	$8,018	$4,413	$22,861	$15,592	$7,269
Adjusted gross profit	$29,313	$20,004	$9,309	$54,641	$43,165	$11,476
Adjusted gross profit %	21.5%	29.8%		22.3%	28.0%

Three Months Ended March 31, 2021 and 2020

Revenues in the B&W Thermal segment increased 103%, or $69.1 million, to $136.3 million in the second quarter of 2021 compared to $67.2 million generated in the corresponding period of 2020. The revenue increase is attributable to a higher level of activity on construction projects in the current quarter as compared to the prior quarter which was impacted by project delays due to COVID-19.

Adjusted EBITDA in the B&W Thermal segment increased $4.4 million to $12.4 million in the second quarter of 2021 compared to $8.0 million in the corresponding period of 2020, which is consistent with the increase in volume as described above offset partially by product mix, an increase in expenses due to growth in Asia and Mid-East, and a increase in shared resources due to higher volume.

Adjusted gross profit in the B&W Thermal segment increased $9.3 million, to $29.3 million in the second quarter of 2021, compared to $20.0 million in the corresponding period of 2020, which is mainly attributable to the increase in revenue as described above.

Six Months Ended March 31, 2021 and 2020

Revenues in the B&W Thermal segment increased 59%, or $90.7 million, to $244.6 million in the six months ended June 30, 2021 compared to $153.9 million generated in the corresponding period of 2020. The revenue increase is attributable to a higher level of activity on construction projects in the current period as compared to the prior period which was impacted by project delays due to COVID-19.

Adjusted EBITDA in the B&W Thermal segment increased $7.3 million to $22.9 million in the six months ended June 30, 2021 compared to $15.6 million in the corresponding period of 2020, which is mainly attributable to the increase in volume as described above offset partially by product mix, an increase in expenses due to growth in Asia and Mid-East, and a increase in shared resources due to higher volume.

Adjusted gross profit in the B&W Thermal segment increased $11.5 million, to $54.6 million in the six months ended June 30, 2021, compared to $43.2 million in the corresponding period of 2020, which is consistent with the increase in revenue as described above.

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

	Three months ended June 30,		Six months ended June 30,
(In approximate millions)	2021	2020	2021	2020
B&W Renewable(1)	$44	$31	$81	$65
B&W Environmental	27	11	68	56
B&W Thermal	97	43	188	174
Other/eliminations	—	(1)	—	(1)
Bookings	$168	$84	$337	$294
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the second quarter of 2021 and 2020 was $(2.6) million and $(1.6) million, respectively. The foreign exchange impact on B&W Renewable bookings in the six months ended June 30, 2021 and 2020 was $4.5 million and $(0.6) million, respectively.

Our backlog as of June 30, 2021 and 2020 was as follows:

	As of June 30,
(In approximate millions)	2021	2020
B&W Renewable(1)	$221	$215
B&W Environmental	117	85
B&W Thermal	166	157
Other/eliminations	(4)	—
Backlog	$500	$457
(1)     B&W Renewable backlog at June 30, 2021, includes $163.0 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at June 30, 2021, we expect to recognize revenues as follows:

(In approximate millions)	2021	2022	Thereafter	Total
B&W Renewable	$57	$26	$138	$221
B&W Environmental	59	30	28	117
B&W Thermal	114	50	2	166
Other/eliminations	(4)	—	—	(4)
Expected revenue from backlog	$226	$106	$168	$500

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $0.8 million to $3.0 million compared to $3.8 million incurred for the three months ended June 30, 2021 and 2020, respectively. The decrease is primarily due to lower incentive compensation in the second quarter of 2021.

Corporate costs decreased $2.3 million to $5.7 million compared to $7.9 million incurred for the six months ended June 30, 2021 and 2020, respectively. The decrease is primarily due to lower incentive compensation, audit fees, and temporary consultant fees incurred in the first six months of 2021.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs increased by $2.5 million to $4.5 million in the second quarter of 2021 compared to $2.0 million in the corresponding period of 2020 and advisory fees and settlement costs increased $1.6 million to $7.8 million in the six months ended June 30, 2021 as compared to $6.2 million in the corresponding period of 2020. The change is primarily due to increased use of external consultants in the second quarter of 2021.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce the cost of our products and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers' expectations. Research and development expenses totaled $0.6 million and $1.2 million in the second quarter of 2021 and 2020, respectively, and totaled $1.2 million and $2.6 million in the six months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $2.4 million and $2.4 million in the second quarter of 2021 and 2020, respectively, and totaled $3.4 million and $4.3 million of expense in the six months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation expense was $2.4 million and $2.9 million in the second quarter of 2021 and 2020, respectively and depreciation expense was $5.1 million and $5.5 million in the six months ended June 30, 2021 and 2020, respectively.

Amortization expense was $2.0 million and $1.3 million in the second quarter of 2021 and 2020, respectively and amortization expense was $3.4 million and $2.7 million in the six months ended June 30, 2021 and 2020, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service costs. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits were $5.9 million and $7.5 million in the second quarter of 2021 and 2020, respectively. Pension benefits were $15.0 million and $15.0 million in the six months ended June 30, 2021 and 2020, respectively.

Our pension costs also include MTM adjustments from time to time. Interim MTM charges are a result of curtailments or settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment.There were no MTM adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2021 and 2020

Other than service cost of $0.2 million and $0.2 million in the second quarter of 2021 and 2020, respectively, and $0.4 million and $0.4 million in the six months ended June 30, 2021 and 2020, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox Thermal segment, pension benefit and MTM adjustments are excluded from the results of our segments.

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

Foreign exchange was a gain of $1.8 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and a gain/(loss) of $0.6 million and $(2.2) million for the six months ended June 30, 2021 and 2020, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three months ended June 30,			Six months ended June 30,
(In thousands, except for percentages)	2021	2020	$ Change	2021	2020	$ Change
Income (loss) before income taxes	$6,687	$(17,288)	$23,975	$(5,920)	$(51,633)	$45,713
Income tax expense	$3,546	$845	$2,701	$6,382	$35	$6,347
Effective tax rate	53.0%	(4.9)%		(107.8)%	(0.1)%

Our income tax expense in the second quarter of 2021 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the second quarter of 2021 is not reflective of the United States statutory rate, primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items, including the adjustment of deferred tax liabilities for the effect of an enacted change in the United Kingdom tax rate from 19% to 25% beginning in 2023. In certain jurisdictions (namely, Denmark and Italy) where the company anticipates a loss for the fiscal year or incurs a loss for the year-to-date for which a tax benefit cannot be realized in accordance with ASC 740, the company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate. For the period ended June 30, 2021, the United States was not considered a loss jurisdiction and was included in the estimated annual effective tax rate. .

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740, primarily related to intraperiod tax allocation, recognizing deferred tax liabilities for changes in ownership of foreign equity method investments or foreign subsidiaries, and exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted ASU No. 2019-12 on January 1, 2021, on a prospective basis. The adoption did not have a material impact on our interim consolidated financial statements, estimated income for the full fiscal year 2021 or to the trend of earnings.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our recent Revolving Credit Agreement, Senior Notes, and equity offerings, including our Preferred Stock, each of which are described below and in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report in further detail along with other sources of liquidity.

We recently executed the following actions:

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
•on March 4, 2021, effective with the execution of A&R Amendment No. 3, we paid $75.0 million toward our existing Last Out Term Loans and paid $21.8 million of accrued and deferred fees related to the revolving credit facility;
•on March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc. for $2.8 million. We received $2.0 million in cash and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. We recognized a $0.4 million gain on the sale of the business and recorded an adjustment of $2.6 million in the second quarter;
•on March 15, 2021, we completed the sale of certain fixed assets for the Copley, Ohio location for $4.0 million, received $3.3 million of net cash proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033;
•on March 26, 2021, we entered into A&R Amendment No. 4 to Amended and Restated Credit Agreement (“A&R Amendment No. 4”) with Bank of America, N.A., as administrative agent to the lenders under our A&R Credit Agreement. A&R Amendment No. 4, among other matters, at the date of effectiveness (i) permits the issuance of additional Senior Notes of up to an aggregate principle amount of $150 million, and (ii) modifies the calculation of the senior leverage ratio, as described in Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•on May 7, 2021, we completed a public offering of our Preferred Stock, in which we ultimately issued an aggregate 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses, as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•on June 1, 2021, we issued 2,916,880 shares of our Preferred Stock and paid $0.4 million in cash to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Tranche A-3 term loan and paid $0.9 million in cash for accrued interest due to B. Riley, as described in Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. As a result of such deemed prepayment, the total amount outstanding under our Last Out Term Loans was reduced to zero;
•on June 30, 2021, we paid dividends on our outstanding Preferred Stock totaling $1.7 million, as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•as of June 30, 2021, we issued an additional $12.9 million aggregate principal amount of Senior Notes for $13.1 million net proceeds under the March 31, 2021 sales agreement as described in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•subsequent to June 30, 2021 and as of August 12, 2021, we issued additional shares of our Preferred Stock for $5.9 million net proceeds under the sales agreement as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•subsequent to June 30, 2021 and as of August 12, 2021, we issued additional Senior Notes for $12.9 million net proceeds under the sales agreement as described in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report; and
•on June 30, 2021, we entered the Revolving Credit Agreement with PNC, as administrative agent and swing loan lender which provides for an up to $50.0 million asset-based revolving credit facility, including a $15 million letter of credit sublimit and a $5 million swingline sublimit. In addition, we entered into the Letter of Credit Agreement with PNC, pursuant to which PNC has agreed to issue up to $110 million in letters of credit secured in part by cash collateral provided by an affiliate of MSD. Lastly, we entered into the Reimbursement Agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, pursuant to which we shall reimburse MSD and any other cash collateral provider to the extent the up to $110 million of cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit, as described in Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

See Note 13, Note 14, Note 15, Note 16, and Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report for additional information on our external sources of financing and equity offerings.

Beginning in April 2020 and continuing as of August 12, 2021, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•suspension of our 401(k) company match for U.S. employees;
•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring the remaining $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021, in accordance with the American Rescue Plan Act of 2021 (the “ARPA relief plan”) signed into law in March 2021. In January 2021, we made Pension Plan contributions of $23.1 million, excluding interest.

Cash and Cash Flows

At June 30, 2021, our unrestricted cash and cash equivalents totaled $30.1 million and we had total debt of $170.9 million. Our foreign business locations held $27.8 million of our total unrestricted cash and cash equivalents at June 30, 2021. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.. In addition, we had $110.7 million of restricted cash at June 30, 2021 related to collateral for certain letters of credit of which $60.7 million has been returned to us as of August 12, 2021.

Cash used in operations was $86.1 million in the six months ended June 30, 2021, which is primarily represented in the $40.3 million change in pension, postretirement and employee benefit liabilities and a $45.7 million net decrease in operating cash outflows associated with changes in working capital. In the six months ended June 30, 2020, cash used in operations was $49.3 million primarily represented in the net loss before depreciation and amortization. There also was a $0.9 million net increase in operating cash outflows associated with changes in working capital.

Cash flows from investing activities provided net cash of $6.6 million in the six months ended June 30, 2021, primarily related to proceeds from the sale of business and assets and net change in available-for-sale securities, offset by $2.2 million of capital expenditures. In the six months ended June 30, 2020, cash flows from investing activities provided net cash of $4.3 million, primarily related to $8.0 million from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and MEGTEC and Universal businesses, offset by the net change in available-for-sale securities and $1.7 million of capital expenditures.

Cash flows from financing activities provided net cash of $151.3 million in the six months ended June 30, 2021, primarily related to the issuance of Senior Notes, Preferred Stock and common stock offset by $75.4 million Last Out Term Loans repayments, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $10.9 million of financing fees. Cash flows from financing activities provided net cash of $35.7 million in the six months ended June 30, 2020, primarily related to $60.0 million face value borrowings from the Last Out Term Loans offset by $14.3 million of net borrowings from the prior U.S. Revolving Credit Facility and $10.4 million of financing fees.

Debt Facilities

As described above and in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, on June 30, 2021, we entered into the Debt Facilities, including the Revolving Credit Agreement. The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop certain letters of credit issued under our previous A&R Credit Agreement, for which commitments were terminated, all loans were repaid and ll outstanding and undrawn letters of credit were collateralized on June 30, 2021.

Last Out Term Loans

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available.

The Company recognized a loss on debt extinguishment of $6.2 million in the quarter ended June 30, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan.

See Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report for additional information on our Last Out Term Loans.

A&R Credit Agreement

As described above, the A&R Credit Agreement commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021. The Company recognized a gain on debt extinguishment of $6.5 million in the quarter ended June 30, 2021, primarily representing the write-off of accrued revolver fees of $11.3 million offset by the unamortized deferred financing fees of $4.8 million related to the prior A&R Credit Agreement.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outstanding outside our prior A&R Credit Agreement as of June 30, 2021 was $57.3 million. The aggregate value of the outstanding letters of credit provided by our prior A&R Credit Agreement backstopping letters of credit or bank guarantees was $22.1 million as of June 30, 2021. Of the outstanding letters of credit issued under our prior A&R Credit Agreement, $32.1 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $259.3 million. The aggregate value of the letters of credit provided by our prior A&R Credit Agreement backstopping surety bonds was $24.6 million.

Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loan Payable

As described in Note 15, during the six months ended June 30, 2021, our Denmark subsidiary received two unsecured interest free loans totaling $2.6 million under a local government loan program related to COVID-19. The loans of $0.9 million and $1.7 million are payable in April 2022 and May 2022, respectively.

Subsequent to June 30, 2021, our Denmark subsidiary received an unsecured interest free loan totaling $0.9 million under a local government loan program related to COVID-19. The loan is payable in May 2023.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see “Critical Accounting Policies and Estimates” in our Annual Report. There have been no significant changes to our policies during the six months ended June 30, 2021.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 20 to the unaudited Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. There are material changes to the following risk factors:

We repaid our A&R Credit Agreement and our new Revolving Credit Agreement restricts our operations.

As disclosed in Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report, we repaid our A&R Credit Agreement on June 30, 2021. Also as of June 30, 2021, we entered into the Debt Documents, including our new Revolving Credit agreement.

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test, a quarterly senior net leverage ratio test, a non-guarantor cash repatriation covenant, a minimum liquidity covenant and an annual cap on maintenance capital expenditures. The Debt Documents also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in the Debt Documents, including our Revolving Credit Agreement, may be affected by events beyond our control, including prevailing macroeconomic, financial and industry conditions, as well as the other risks discussed in this Quarterly Report. If market or other macroeconomic conditions deteriorate, or if we experience any of the other risks discussed in this Quarterly Report, our ability to comply with these covenants may be impaired. A breach of any of the covenants in our Debt Documents could result in an event of default under our Debt Documents, which would result in our inability to access our Revolving Credit Agreement for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, all amounts outstanding under our Revolving Credit Agreement could also be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under our Revolving Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our Debt Documents and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended June 30, 2021. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2021	—	$—	—	$—
May 2021	158	$9.02	—	$—
June 2021	—	$—	—	$—
Total	158	$9.02	—	$—
(1) Acquired shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-36876)).

3.5	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.6	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 4, 2021 (File No. 001-36876)).

4.1	Form of Certificate representing 7.75% Series A Cumulative Perpetual Preferred Stock ( incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

10.1	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 26, 2021 (File No. 001-36876)).

10.2	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.3	Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.4	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.5	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.6	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

August 12, 2021	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)