Form 10-Q
period 2021-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2021-11-10
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 5, 2021 was 86,260,649.

		PAGE

Cautionary Statement Concerning Forward-Looking Information		3
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	6
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Three Months Ended March 31, June 30 and September 30 of 2021 and 2020 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	38
	Overview	38
	Results of Operations - Three and Nine Months Ended September 30, 2021 and 2020	40
	Liquidity and Capital Resources	48
	Critical Accounting Policies and Estimates	51
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	52
SIGNATURES		53

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our acquisition of Fosler Construction Company Inc; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock, the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$159,960	$132,513	$531,068	$416,464
Costs and expenses:
Cost of operations	114,643	75,156	404,827	292,691
Selling, general and administrative expenses	38,206	35,689	112,367	107,876
Advisory fees and settlement costs	1,841	3,846	9,658	10,074
Restructuring activities	4,575	2,396	7,968	6,739
Research and development (benefit) costs	(228)	1,355	969	3,927
Gain on asset disposals, net	(13,838)	(3)	(15,804)	(916)
Total costs and expenses	145,199	118,439	519,985	420,391
Operating income (loss)	14,761	14,074	11,083	(3,927)
Other income (expense):
Interest expense	(8,330)	(12,203)	(30,574)	(49,776)
Interest income	130	167	385	430
Gain (loss) on debt extinguishment	—	—	6,530	(6,194)
Loss on sale of business	—	—	(2,240)	(108)
Benefit plans, net	9,867	7,328	24,889	22,314
Foreign exchange	(1,673)	24,963	(1,056)	22,749
Other – net	(806)	(276)	(988)	(3,068)
Total other income (expense)	(812)	19,979	(3,054)	(13,653)
Income (loss) before income tax expense	13,949	34,053	8,029	(17,580)
Income tax expense (benefit)	301	(502)	6,683	(467)
Income (loss) from continuing operations	13,648	34,555	1,346	(17,113)
Income from discontinued operations, net of tax	—	—	—	1,800
Net income (loss)	13,648	34,555	1,346	(15,313)
Net (income) loss attributable to non-controlling interest	(5)	169	(41)	407
Net income (loss) attributable to stockholders	13,643	34,724	1,305	(14,906)
Less: Dividend on Series A preferred stock	3,681	—	5,412	—
Net income (loss) attributable to stockholders of common stock	$9,962	$34,724	$(4,107)	$(14,906)

Basic earnings (loss) per share
Continuing operations	$0.12	$0.70	$(0.05)	$(0.35)
Discontinued operations	—	—	—	0.04
Basic earnings (loss) per share	$0.12	$0.70	$(0.05)	$(0.31)
Diluted earnings (loss) per share
Continuing operations	$0.11	$0.69	$(0.05)	$(0.35)
Discontinued operations	—	—	—	0.04
Diluted earnings (loss) per share	$0.11	$0.69	$(0.05)	$(0.31)
Shares used in the computation of earnings (loss) per share:
Basic	86,002	49,478	81,088	47,585
Diluted	86,964	50,056	81,088	47,585

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$13,648	$34,555	$1,346	$(15,313)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(1,292)	(22,916)	(2,840)	(24,631)

Reclassification of CTA to net income (loss)	—	—	(4,512)	—

Benefit obligations:
Amortization of benefit plan benefits	197	(246)	593	(738)

Other comprehensive loss	(1,095)	(23,162)	(6,759)	(25,369)
Total comprehensive income (loss)	12,553	11,393	(5,413)	(40,682)
Comprehensive income attributable to non-controlling interest	25	175	18	434
Comprehensive income (loss) attributable to stockholders	$12,578	$11,568	$(5,395)	$(40,248)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$115,747	$67,423
Accounts receivable – trade, net	129,908	128,317
Accounts receivable – other	36,941	35,442
Contracts in progress	68,266	59,308
Inventories	72,999	67,161
Other current assets	22,907	26,421
Current assets held for sale	—	4,728
Total current assets	446,768	388,800
Net property, plant and equipment, and finance lease	109,918	85,078
Goodwill	90,548	47,363
Intangible assets	37,528	23,908
Right-of-use assets	9,812	10,814
Other assets	34,784	24,673
Non-current assets held for sale	—	11,156
Total assets	$729,358	$591,792

Accounts payable	$85,948	$73,481
Accrued employee benefits	15,660	13,906
Advance billings on contracts	44,439	64,002
Accrued warranty expense	15,210	25,399
Financing lease liabilities	3,302	886
Operating lease liabilities	3,651	3,995
Other accrued liabilities	51,996	80,858
Loans payable	10,137	—
Current liabilities held for sale	—	8,305
Total current liabilities	230,343	270,832
Senior notes	181,150	—
Long term loans payable	1,789	—
Last out term loans	—	183,330
Revolving credit facilities	—	164,300
Pension and other accumulated postretirement benefit liabilities	205,079	252,292
Non-current finance lease liabilities	52,526	29,690
Non-current operating lease liabilities	6,298	7,031
Other non-current liabilities	31,773	22,579
Total liabilities	708,958	930,054
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,599 and 0 at September 30, 2021 and December 30, 2020, respectively	76	—
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 86,244 and 54,452 at September 30, 2021 and December 31, 2020, respectively	5,110	4,784
Capital in excess of par value	1,516,368	1,164,436
Treasury stock at cost, 1,512 and 718 shares at September 30, 2021 and December 31, 2020, respectively	(110,853)	(105,990)
Accumulated deficit	(1,354,313)	(1,350,206)
Accumulated other comprehensive loss	(59,149)	(52,390)
Stockholders' deficit attributable to shareholders	(2,761)	(339,366)
Non-controlling interest	23,161	1,104
Total stockholders' equity (deficit)	20,400	(338,262)
Total liabilities and stockholders' equity (deficit)	$729,358	$591,792

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)
Net (loss) income	—	—	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	—	—	(4,582)	(24)	(4,606)
Defined benefit obligations	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	—	—	4,480	(3,308)	—	—	—	1,194
Common stock offering, net	29,487	295	—	—	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	—	$—	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)
Net income	—	—	—	—	—	—	3,126	—	15	3,141
Currency translation adjustments	—	—	—	—	—	—	—	(1,478)	(5)	(1,483)
Defined benefit obligations	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	65	2	—	—	1,201	(3)	—	—	—	1,200
Common stock offering	—	—	—	—	(529)	—	—	—	—	(529)
Preferred stock offering, net	—	—	4,445	45	105,998	—	—	—	—	106,043
Equitized Last Out Term Loan principal payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(1,731)	—	—	(1,731)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(36)	(36)
Balance at June 30, 2021	85,729	$5,103	7,362	$74	$1,509,697	$(109,301)	$(1,364,275)	$(58,054)	$1,037	$(15,719)
Net income	—	—	—	—	—	—	13,643	—	5	13,648
Currency translation adjustments	—	—	—	—	—	—	—	(1,292)	(30)	(1,322)
Defined benefit obligations	—	—	—	—	—	—	—	197	—	197
Stock-based compensation charges	515	7	—	—	916	(1,552)	—	—	—	(629)
Common stock offering	—	—	—	—	(50)	—	—	—	—	(50)
Preferred stock offering, net	—	—	237	2	5,805	—	—	—	—	5,807
Dividends to preferred stockholders	—	—	—	—	—	—	(3,681)	—	—	(3,681)
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	22,262	22,262
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(113)	(113)
Balance at September 30, 2021	86,244	$5,110	7,599	$76	$1,516,368	$(110,853)	$(1,354,313)	$(59,149)	$23,161	$20,400

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Deficit
(in thousands, except share and per share amounts)	Shares	Par Value
Balance at December 31, 2019	46,374	$4,699	$1,142,614	$(105,707)	$(1,339,888)	$1,926	$1,417	$(294,939)
Net loss	—	—	—	—	(31,526)	—	(96)	(31,622)
Currency translation adjustments	—	—	—	—	—	2,380	(58)	2,322
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	33	4	876	(9)	—	—	—	871
Dividends to non-controlling interest	—	—	—	—	—	—	(36)	(36)
Balance at March 31, 2020	46,407	$4,703	$1,143,490	$(105,716)	$(1,371,414)	$4,060	$1,227	$(323,650)
Net loss	—	—	—	—	(18,104)	—	(142)	(18,246)
Currency translation adjustments	—	—	—	—	—	(4,095)	37	(4,058)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	—	—	923	(1)	—	—	—	922
Equitized guarantee fee payment	1,713	17	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan interest payment	1,192	12	2,703	—	—	—	—	2,715
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at June 30, 2020	49,312	$4,732	$1,150,999	$(105,717)	$(1,389,518)	$(281)	$1,085	$(338,700)
Net income (loss)	—	—	—	—	34,724	—	(169)	34,555
Currency translation adjustments	—	—	—	—	—	(22,916)	(6)	(22,922)
Defined benefit obligations	—	—	—	—	—	(246)	—	(246)
Stock-based compensation charges	360	4	1,520	(268)	—	—	—	1,256
Equitized Last Out Term Loan interest payment	2,334	24	5,292	—	—	—	—	5,316
Dividends to non-controlling interest	—	—	—	—	—	—	(37)	(37)
Balance at September 30, 2020	52,006	$4,760	$1,157,811	$(105,985)	$(1,354,794)	$(23,443)	$873	$(320,778)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,346	$(15,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	12,684	12,296
Amortization of deferred financing costs and debt discount	7,150	16,013
Amortization of guaranty fee	1,370	698
Non-cash operating lease expense	3,206	3,600
Loss on sale of business	2,240	108
(Gain) loss on debt extinguishment	(6,530)	6,194
Gain on asset disposals	(15,804)	(916)
Provision for (benefit from) deferred income taxes, including valuation allowances	2,601	(788)
Mark to market, prior service cost amortization for pension and postretirement plans	(1,660)	(738)
Stock-based compensation, net of associated income taxes	6,628	3,327
Equitized non-cash interest expense	—	8,031
Foreign exchange	1,056	(22,749)
Changes in assets and liabilities:
Accounts receivable	1,466	28,577
Accrued insurance receivable	—	(26,000)
Contracts in progress	(9,365)	21,633
Advance billings on contracts	(20,625)	(23,161)
Inventories	(4,681)	(4,865)
Income taxes	(4,239)	(4,820)
Accounts payable	7,375	(33,450)
Accrued and other current liabilities	(44,768)	13,793
Accrued contract loss	(266)	(5,294)
Pension liabilities, accrued postretirement benefits and employee benefits	(47,108)	(25,922)
Other, net	90	(17,550)
Net cash used in operating activities	(107,834)	(67,296)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,213)	(2,274)
Acquisition of business	(27,211)	—
Proceeds from sale of business and assets, net	23,770	8,784
Purchases of available-for-sale securities	(9,597)	(19,149)
Sales and maturities of available-for-sale securities	11,373	14,597
Net cash (used in) from investing activities	(5,878)	1,958

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from financing activities:
Issuance of senior notes, net	151,239	—
Borrowings on loan payable	3,472	—
Borrowings under last out term loans	—	60,000
Repayments under last out term loans	(75,408)	—
Borrowings under U.S. revolving credit facility	14,500	126,300
Repayments of U.S. revolving credit facility	(178,800)	(123,400)
Issuance of preferred stock, net	111,850	—
Payment of preferred stock dividends	(5,412)	—
Shares of common stock returned to treasury stock	(4,863)	(278)
Issuance of common stock, net	160,934	—
Debt issuance costs	(16,725)	(10,343)
Other, net	(1,569)	98
Net cash from financing activities	159,218	52,377
Effects of exchange rate changes on cash	2,818	4,389
Net increase (decrease) in cash, cash equivalents and restricted cash	48,324	(8,572)
Cash, cash equivalents and restricted cash, beginning of period	67,423	56,941
Cash, cash equivalents and restricted cash, end of period	$115,747	$48,369
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and subsequently spread globally. This global pandemic has disrupted business operations including global supply chains, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on changes in the severity of the virus in these countries and localities. These restrictions, including curtailment of travel and other activity, negatively impact our ability to conduct business.

The COVID-19 pandemic has also disrupted our global supply chains including the manufacturing, supply, distribution, transportation and delivery of our products. We could also see significant disruptions of the operations of our logistics, service providers, delays in shipments and negative impacts to pricing of certain of our products. Disruptions and delays in our supply chains as a result of the COVID-19 pandemic could adversely our ability to meet our customers’ demands. Lastly, the prioritization of shipments of certain products as a result of the pandemic could cause delays in the shipment or delivery of our products. Such disruptions could result in reduced sales.

The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The continuing resurgence of COVID-19, including new strains such as the delta variant, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into the second half of 2021 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into the fourth quarter of 2021 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we incurred additional costs to protect our employees and advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the COVID-19 impact, including new strains such as the delta variant, that may arise along with the availability of vaccines and anti-vaccination attitudes of the public, that could negatively impact our evaluation on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, as well as the availability and effectiveness of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to stockholders of common stock	$9,962	$34,724	$(4,107)	$(16,706)
Income from discontinued operations attributable to stockholders of common stock, net of tax	—	—	—	1,800
Net income (loss) attributable to stockholders of common stock	$9,962	$34,724	$(4,107)	$(14,906)

Weighted average shares used to calculate basic earnings (loss) per share	86,002	49,478	81,088	47,585
Dilutive effect of stock options, restricted stock and performance units	962	578	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	86,964	50,056	81,088	47,585

Basic earnings (loss) per share
Continuing operations	$0.12	$0.70	$(0.05)	$(0.35)
Discontinued operations	—	—	—	0.04
Basic earnings (loss) per share	$0.12	$0.70	$(0.05)	$(0.31)

Diluted earnings (loss) per share
Continuing operations	$0.11	$0.69	$(0.05)	$(0.35)
Discontinued operations	—	—	—	0.04
Diluted earnings (loss) per share	$0.11	$0.69	$(0.05)	$(0.31)

Because we incurred a net loss in the nine months ended September 30, 2021 and 2020, basic and diluted shares are the same.

If we had net income in the nine months ended September 30, 2021 and 2020, diluted shares would include an additional 1.3 million and 422.3 thousand shares, respectively.

We excluded 0.9 million and 1.1 million shares related to stock options from the diluted share calculation for the three months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive. We excluded 1.0 million and 1.3 million shares related to stock options from the diluted share calculation for the nine months ended September 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

B&W’s innovative products and services are organized into three market-facing segments as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Supplies cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: Provides a full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: Distributes and manufactures steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

Total revenues exclude revenues generated from sales to other segments. An analysis of our operations by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues:
B&W Renewable segment
B&W Renewable	$20,783	$21,253	$63,481	$70,657
Vølund	17,217	17,809	41,674	47,913
	38,000	39,062	105,155	118,570
B&W Environmental segment
B&W Environmental	14,338	11,841	42,766	35,289
SPIG	16,514	10,323	40,892	32,510
GMAB	7,397	3,098	14,109	8,555
	38,249	25,262	97,767	76,354
B&W Thermal segment
B&W Thermal	83,819	70,025	328,416	223,920
	83,819	70,025	328,416	223,920

Other	(108)	(1,836)	(270)	(2,380)
Total Revenues	$159,960	$132,513	$531,068	$416,464

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

Adjusted EBITDA for each segment is presented below with a reconciliation to net income (loss) attributable to stockholders of common stock.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA (1)
B&W Renewable segment (2)	$11,399	$23,575	$15,030	$22,003
B&W Environmental segment	3,471	2,177	7,270	1,408
B&W Thermal segment	9,205	7,287	32,066	22,879
Corporate	(5,866)	(4,916)	(11,548)	(12,864)
Research and development benefit (costs)	513	(1,355)	(560)	(3,927)
	18,722	26,768	42,258	29,499

Restructuring activities	(4,575)	(2,396)	(7,968)	(6,739)
Acquisition pursuit and related costs	(4,037)	—	(4,037)	—
Financial advisory services	(322)	(1,650)	(2,554)	(3,161)
Advisory fees for settlement costs and liquidity planning	(954)	(1,387)	(4,991)	(5,156)
Litigation legal costs	(566)	(809)	(2,113)	(1,757)
Stock compensation	(152)	(1,175)	(8,032)	(3,074)
Interest on letters of credit included in cost of operations	(572)	(186)	(1,178)	(585)
Loss from business held for sale	—	(93)	(483)	(411)
Depreciation & amortization	(4,305)	(4,056)	(12,684)	(12,296)
Contract asset amortization	(73)	—	(146)	—
Product development	(2,427)	—	(2,690)	—
Gain (loss) from a non-strategic business	184	(945)	(103)	(1,163)
Gain on asset disposals, net	13,838	3	15,804	916
Operating income (loss)	14,761	14,074	11,083	(3,927)
Interest expense, net	(8,200)	(12,036)	(30,189)	(49,346)
Gain (loss) on debt extinguishment	—	—	6,530	(6,194)
Loss on sale of business	—	—	(2,240)	(108)
Net pension benefit before MTM	7,614	7,328	22,636	22,314
MTM gain from benefit plans	2,253	—	2,253	—
Foreign exchange	(1,673)	24,963	(1,056)	22,749
Other – net	(806)	(276)	(988)	(3,068)
Total other income (expense)	(812)	19,979	(3,054)	(13,653)
Income (loss) before income tax expense	13,949	34,053	8,029	(17,580)
Income tax expense (benefit)	301	(502)	6,683	(467)
Income (loss) from continuing operations	13,648	34,555	1,346	(17,113)
Income from discontinued operations, net of tax	—	—	—	1,800
Net income (loss)	13,648	34,555	1,346	(15,313)
Net (income) loss attributable to non-controlling interest	(5)	169	(41)	407
Net income (loss) attributable to stockholders	13,643	34,724	1,305	(14,906)
Less: Dividend on Series A preferred stock	3,681	—	5,412	—
Net income (loss) attributable to stockholders of common stock	$9,962	$34,724	$(4,107)	$(14,906)
(1) Adjusted EBITDA for the three and nine months ended September 30, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $0.9 million and $0.2 million, respectively, and $1.2 million and $0.6 million, respectively.
(2) Adjusted EBITDA for the three and nine months ended September 30, 2020 includes a $26 million non-recurring loss recovery related to claims in connection with multiple Renewable EPC loss contracts.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 21% and 34% for the three months ended September 30, 2021 and 2020, respectively, and 20% and 32% of our revenue for the nine months ended September 30, 2021 and 2020, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 79% and 66% for the three months ended September 30, 2021 and 2020, respectively, and 80% and 68% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.

Refer to Note 3 for our disaggregation of revenue by product line.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$29,038	$25,888	$3,150	12%
Revenues recognized less billings to customers	39,228	33,420	5,808	17%
Contracts in progress	$68,266	$59,308	$8,958	15%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$44,275	$61,884	$(17,609)	(28)%
Costs of revenue recognized less cost incurred	164	2,118	(1,954)	(92)%
Advance billings on contracts	$44,439	$64,002	$(19,563)	(31)%

Net contract balance	$23,827	$(4,694)	$28,521	(608)%

Accrued contract losses	$316	$582	$(266)	(46)%

Backlog

On September 30, 2021 we had $540.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 29.1%, 32.6% and 38.3% of our remaining performance obligations as revenue in the remainder of 2021, 2022 and thereafter, respectively.

Changes in Contract Estimates

In the three and nine months ended September 30, 2021 and 2020, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Increases in gross profit for changes in estimates for over time contracts (1)	$7,001	$27,237	$12,340	$34,453
Decreases in gross profit for changes in estimates for over time contracts	(1,523)	(8,058)	(6,018)	(13,003)
Net changes in gross profit for changes in estimates for over time contracts	$5,478	$19,179	$6,322	$21,450
(1) Increases in gross profits for changes in estimates for over time contracts reflects a non-recurring loss recovery of $26.0 million in the three and nine months ended September 30, 2020.

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

Four of the six contracts were 100% complete and the remaining two contracts were nearly 100% complete at September 30, 2021, with only limited warranty obligations remaining, and all have been turned over to the customers. In the three months ended September 30, 2021 and 2020, we recorded $0.2 million in net gains and $1.1 million in net losses, respectively, and in the nine months ended September 30, 2021 and 2020, we recorded $0.3 million in net gains and $1.4 million in net losses, respectively, inclusive of warranty expense as described in Note 10, resulting from changes in the estimated revenues and costs to complete those contracts. All liquidated damages associated with these six contracts have been settled and paid as of December 31, 2020.

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

During the third quarter of 2021, the Company received an offer from a subcontractor to reimburse the Company for project costs related to three of the Renewable EPC loss contracts described above. As we have been in negotiations with this subcontractor for some time, our determination that this recent offer, while not accepted, was deemed to have met the probability threshold for recognition. Accordingly, we have recognized this offer as a reduction of our cost of operations in our Condensed Consolidated Statements of Operations and recorded the receivable in accounts receivable - other in our Condensed Consolidated Balance Sheets at September 30, 2021 and in the Table above. We continue to pursue further recoveries relative to these project costs, similar to our normal practice, and the ultimate resolution of this matter could change materially.

The Company, as a normal part of its ongoing business operations, is continuing to pursue other additional potential claims and recoveries from subcontractors and others where appropriate and available.

B&W Environmental Loss Contracts

At September 30, 2021, the B&W Environmental segment had two significant loss contracts of which both contracts were nearly 100% complete. We did not recognize additional contract losses in the three months ended September 30, 2021 and in the nine months ended September 30, 2021 our estimated loss on these contracts improved by $0.4 million. In the three and nine months ended September 30, 2020, we recognized $1.3 million of additional charges on these contracts.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials and supplies	$49,356	$46,659
Work in progress	6,571	8,195
Finished goods	17,072	12,307
Total inventories	$72,999	$67,161

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Land	$1,524	$1,584
Buildings	32,523	34,207
Machinery and equipment	150,751	151,399
Property under construction	11,224	5,336
	196,022	192,526
Less accumulated depreciation	138,619	135,925
Net property, plant and equipment	57,403	56,601
Finance lease	57,393	30,551
Less finance lease accumulated amortization	4,878	2,074
Net property, plant and equipment, and finance lease	$109,918	$85,078

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of September 30, 2021:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2020	$10,211	$5,673	$31,479	$47,363
Addition - Fosler Construction(1)	43,230	—	—	43,230
Currency translation adjustments	(7)	(6)	(32)	(45)
Balance at September 30, 2021	$53,434	$5,667	$31,447	$90,548
(1) As described in Note 24, we are in the process of completing the purchase price allocation associated with the Fosler Construction acquisition and as a result, the provisional measurements of goodwill associated with this acquisition are subject to change.
Goodwill is tested for impairment annually and when impairment indicators exist. No impairment indicators were identified during the three months ended September 30, 2021. Because the B&W Thermal, B&W Construction Co., LLC, B&W Renewable and B&W Environmental reporting units each had negative carrying values, reasonable changes in assumptions would not indicate impairment.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Definite-lived intangible assets
Customer relationships	$38,251	$24,862
Unpatented technology	15,514	15,713
Patented technology	3,115	2,642
Tradename	12,726	13,088
Acquired backlog	2,700	—
All other	9,413	9,262
Gross value of definite-lived intangible assets	81,719	65,567
Customer relationships amortization	(20,297)	(19,537)
Unpatented technology amortization	(7,935)	(6,751)
Patented technology amortization	(2,696)	(2,593)
Tradename amortization	(5,281)	(4,831)
All other amortization	(9,287)	(9,252)
Accumulated amortization	(45,496)	(42,964)
Net definite-lived intangible assets	$36,223	$22,603
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$37,528	$23,908

The following summarizes the changes in the carrying amount of intangible assets:

	Nine months ended September 30,
(in thousands)	2021	2020
Balance at beginning of period	$23,908	$25,300
Business acquisitions and adjustments(1)	17,100	—
Amortization expense	(2,531)	(2,564)
Currency translation adjustments	(949)	955
Balance at end of the period	$37,528	$23,691
(1) As described in Note 24, we are in the process of completing the purchase price allocation associated with the Fosler Construction acquisition and as a result, the increase in amortization expense associated with this acquisition is subject to change.

Amortization of intangible assets is included in cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense, including the increase in amortization expense resulting from the September 30, 2021 acquisition of Fosler Construction, is as follows (in thousands):

Amortization Expense(1)
Year ending December 31, 2021	$2,744
Year ending December 31, 2022	5,633
Year ending December 31, 2023	4,552
Year ending December 31, 2024	4,469
Year ending December 31, 2025	3,708
Year ending December 31, 2026	2,452
Thereafter	12,665
(1) As described in Note 24, we are in the process of completing the purchase price allocation associated with the Fosler Construction acquisition and as a result, the estimated future intangible asset amortization expense associated with this acquisition is subject to change.

NOTE 9 – LEASES

Certain real property assets for our Copley, Ohio location were sold on March 15, 2021, as described in Note 24. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033. The lease is classified as a finance lease with total future minimum payments during the initial term of the lease of approximately $5.6 million as of September 30, 2021. An incremental borrowing rate of 7.19% was used to determine the right-of-use (the "ROU") asset. As of September 30, 2021, a $3.5 million ROU asset is recorded in net property, plant and equipment, and finance lease with corresponding liabilities of $3.8 million in other accrued liabilities and other non-current finance liabilities in our Condensed Consolidated Balance Sheets.

Certain real property assets for our Lancaster, Ohio location were sold on August 13, 2021, as described in Note 24. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041. The lease is classified as a finance lease with total future minimum payments during the initial term of the lease of approximately $36.6 million as of September 30, 2021. An incremental borrowing rate of 6.65% was used to determine the ROU asset. We recorded a $19.4 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities of $19.5 million in other accrued liabilities and other non-current finance liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2021.

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction, as described in Note 24. As of September 30, 2021, there were two Fosler Construction leases classified as operating leases with total future minimum payments during the remaining term of the leases of approximately $1.5 million. As of September 30, 2021, a $1.1 million ROU asset is recorded in right-of-use assets with corresponding liabilities of $1.1 million in operating lease liabilities and non-current operating lease liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2021, there was one lease classified as a finance lease with total future minimum payments during the remaining term of the leases of approximately $1.5 million. An incremental borrowing rate of 6.65% was used to determine the ROU asset. We recorded a $0.7 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities of $0.7 million in other accrued liabilities and other non-current finance liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2021.

The components of lease expense included on our Condensed Consolidated Statements of Operations were as follows:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Classification	2021	2020	2021	2020
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$1,172	$1,433	$3,819	$4,329
Short-term lease expense	Selling, general and administrative expenses	435	866	3,076	1,346
Variable lease expense (1)	Selling, general and administrative expenses	58	625	256	1,019
Total operating lease expense		$1,665	$2,924	$7,151	$6,694

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	$723	$517	$1,844	$1,546
Amortization of right-of-use assets	Selling, general and administrative expenses	482	—	959	—
Interest on lease liabilities	Interest expense	870	612	2,194	1,843
Total finance lease expense		$2,075	$1,129	$4,997	$3,389

Sublease income (2)	Other – net	$(22)	$(22)	$(65)	$(65)
Net lease cost		$3,718	$4,031	$12,083	$10,018
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,925	$4,275
Operating cash flows from finance leases	2,194	1,843
Financing cash flows from finance leases	1,382	(208)

(in thousands)	September 30, 2021	December 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,102	$2,629
Finance leases	$26,841	$146

Weighted-average remaining lease term:
Operating leases (in years)	3.7	3.1
Finance leases (in years)	15.3	13.9
Weighted-average discount rate:
Operating leases	8.79%	9.26%
Finance leases	7.39%	8.00%

Amounts relating to leases were presented on our Condensed Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	September 30, 2021	December 31, 2020
Operating lease assets	Right-of-use assets	$9,812	$10,814
Finance lease assets	Net property, plant and equipment, and finance lease	52,515	28,477
Total non-current lease assets		$62,327	$39,291

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,651	$3,995
Finance lease liabilities	Financing lease liabilities	3,302	886
Non-current
Operating lease liabilities	Non-current operating lease liabilities	6,298	7,031
Finance lease liabilities	Non-current finance lease liabilities	52,526	29,690
Total lease liabilities		$65,777	$41,602

Future minimum lease payments required, including the future minimum lease payments resulting from the September 30, 2021 acquisition of Fosler Construction, under non-cancellable leases as of September 30, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2021 (excluding the nine months ended September 30, 2021)	$1,108	$1,840	$2,948
2022	4,047	6,803	10,850
2023	2,754	5,481	8,235
2024	1,645	5,577	7,222
2025	613	5,635	6,248
Thereafter	1,131	69,650	70,781
Total	$11,298	$94,986	$106,284
Less imputed interest	(1,349)	(39,158)	(40,507)
Lease liability	$9,949	$55,828	$65,777

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
Balance at beginning of period	$25,399	$33,376
Additions	5,155	4,508
Expirations and other changes	(4,790)	(3,523)
Payments	(10,212)	(8,410)
Translation and other	(342)	852
Balance at end of period	$15,210	$26,803

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

NOTE 11 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in the three months ended September 30, 2021 and 2020. The charges primarily consist of severance and business service transition costs related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2020, these charges also include actions taken to address the impact of COVID-19 on our business.

The following tables summarizes the restructuring activity incurred by segment:

	Three months ended September 30,			Three months ended September 30,
	2021			2020
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$715	$382	$333	$594	$340	$254
B&W Environmental segment	332	128	204	299	119	180
B&W Thermal segment	1,242	362	880	1,370	422	948
Corporate	2,286	124	2,162	133	—	133
	$4,575	$996	$3,579	$2,396	$881	$1,515

	Nine months ended September 30,			Nine months ended September 30,
	2021			2020
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$1,781	$1,301	$480	$2,346	$1,153	$1,193
B&W Environmental segment	630	335	295	676	330	346
B&W Thermal segment	3,132	1,409	1,723	3,259	1,111	2,148
Corporate	2,425	132	2,293	458	—	458
	$7,968	$3,177	$4,791	$6,739	$2,594	$4,145
Cumulative costs to date	$48,282	36,390	11,892
(1) Other amounts consist primarily of business service transition, exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$7,945	$5,087	$8,146	$5,359
Restructuring expense	4,575	2,396	7,968	6,739
Payments	(5,482)	(2,307)	(9,076)	(6,922)
Balance at end of period	$7,038	$5,176	$7,038	$5,176

The payments shown above for the three months ended September 30, 2021 and 2020 relate primarily to severance and business service transition costs. Accrued restructuring liabilities at September 30, 2021 and 2020 relate primarily to employee termination benefits and business service transition costs.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Interest cost	$5,603	$8,263	$16,883	$24,773	$109	$88	$187	$232
Expected return on plan assets	(13,527)	(15,452)	(40,309)	(46,636)	—	—	—	—
Amortization of prior service cost (credit)	28	44	84	130	173	(271)	519	(813)
Recognized net actuarial gain	(2,253)	—	(2,253)	—	—	—	—	—
Benefit plans, net (1)	(10,149)	(7,145)	(25,595)	(21,733)	282	(183)	706	(581)
Service cost included in COS (2)	217	212	652	632	6	5	18	14
Net periodic benefit cost (benefit)	$(9,932)	$(6,933)	$(24,943)	$(21,101)	$288	$(178)	$724	$(567)
(1)    Benefit plans, net, which is presented separately in our Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within cost of operations in our Condensed Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial gain consists primarily of our reported actuarial gain and the difference between the actual return on plan assets and the expected return on plan assets. Total mark to market (“MTM”) adjustments for our pension benefit plans were gains of $2.3 million for the three and nine months ended September 30, 2021. There were no MTM adjustments for our other postretirement benefit plans during the three and nine months ended September 30, 2021. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2020. The recognized net actuarial gain was recorded in benefit plans, net in our Condensed Consolidated Statements of Operations.

We made contributions to our pension and other postretirement benefit plans totaling $0.4 million and $24.7 million during the three and nine months ended September 30, 2021, respectively, as compared to $0.5 million and $1.6 million during the three and nine months ended September 30, 2020, respectively. Contributions made during the three months ended September 30, 2021 includes no interest and during the nine months ended September 30, 2021 includes $0.4 million of interest as required per the CARES Act that was signed into law on March 27, 2020.

In accordance with the American Rescue Plan Act of 2021, we elected to defer $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021.

NOTE 13 – 2021 SENIOR NOTES OFFERING

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026 (the "Senior Notes"). At the completion of the offering, we received net proceeds of approximately $120.0 million after deducting underwriting discounts, commissions, and before expenses.

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

As of September 30, 2021, the Company has sold $25.6 million aggregate principal amount of Senior Notes under the sales agreement disclosed above for $26.0 million of net proceeds after commissions and fees.

The components of the Senior Notes are as follows:

(in thousands)	September 30, 2021
8.125% Senior Notes due 2026	$185,599
Unamortized deferred financing costs	(5,039)
Unamortized premium	590
Net debt balance	$181,150
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

NOTE 14 – LAST OUT TERM LOANS

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 15 below, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available. The Last our Term Loan activity is described as follows:

	Last Out Term Loan Tranche
(in thousands)	A-3	A-4	A-6	Total
Balance at December 31, 2020	$113,330	$30,000	$40,000	$183,330
Payments in cash	(40,408)	(30,000)	(5,000)	(75,408)
Equitized deemed prepayment - preferred stock issuance	(72,922)	—	—	(72,922)
Deemed prepayment - senior notes issuance	—	—	(35,000)	(35,000)
Balance at September 30, 2021	$—	$—	$—	$—

NOTE 15 – REVOLVING DEBT

Debt Facilities

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop certain letters of credit issued under our previous A&R Credit Agreement, dated as of May 14, 2020 (as amended, restated or otherwise modified from time to time), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, the lenders and the other parties from time to time party thereto, which was repaid and commitments thereunder terminated as of June 30, 2021. The Revolving Credit Agreement matures on June 30, 2025. As of September 30, 2021, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $19.5 million of financial letters of credit and $69.0 million of performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted LIBOR rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted LIBOR plus 7.50%. Under the Letter of Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, we are required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing, with no prepayment fee payable thereafter.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of September 30, 2021 was $53.1 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $21.7 million as of September 30, 2021. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $29.8 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $157.6 million. The aggregate value of the letters of credit backstopping surety bonds was $13.1 million.
Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

During the nine months ended September 30, 2021, our Denmark subsidiary received three unsecured interest free loans totaling $3.4 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.7 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in long term loans payables in our Condensed Consolidated Balance Sheets.

As of September 30, 2021, as a result of our recent acquisition of a 60% controlling ownership stake in Fosler Construction Company Inc. (“Fosler Construction”) as described in Note 24, Fosler Construction has two loans totaling $7.6 million. Both loans have a variable interest rate with a minimum rate of 6% and are payable January 1, 2022. Fosler Construction also has loans primarily for vehicles and equipment totaling $0.9 million at September 30, 2021. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

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

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters described above, at an offering price of $25.00 per share for net proceeds of approximately $10.7 million after deducting underwriting fees and commissions.

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

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. We will pay cumulative cash dividends on the Preferred Stock when, as and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors), only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Preferred Stock declared by our Board of Directors (or a duly authorized committee of our Board of Directors) will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

On June 8, 2021, the Company's Board of Directors approved a dividend of $0.290625 per share of the Company's outstanding Preferred Stock, with a record date for the dividend of June 18, 2021 and a payment date of June 30, 2021. On June 30, 2021, the Company paid dividends totaling $1.7 million.

On September 2, 2021, the Company's Board of Directors approved a dividend of $0.484375 per share of the Company's outstanding Preferred Stock, with a record date for the dividend of September 15, 2021 and a payment date of September 30, 2021. On September 30, 2021, the Company paid dividends totaling $3.7 million. After the Company paid the dividends on September 30, 2021, there are no cumulative undeclared dividends of the Preferred Stock at September 30, 2021.

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

As of September 30, 2021, the Company sold $5.9 million aggregate amount of Preferred Stock for $5.9 million net proceeds after commission and fees related to the July 7, 2021 sales agreement disclosed above.

The net proceeds of the offerings are intended to be used for general corporate purposes, including clean energy growth initiatives, potential future acquisitions and reduction of net leverage.

NOTE 17 – COMMON STOCK

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. At the closing, we issued to the public 29,487,180 shares of our common stock and received net proceeds of approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses.

The net proceeds of the offering were used to make a prepayment toward the balance outstanding under our U.S. Revolving Credit Facility and permanently reduce the commitments under our senior secured credit facilities.

On May 20, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders of the Company, upon the recommendation of the Company’s Board of Directors, approved the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The 2021 Plan became effective upon such stockholder approval. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2021 Plan equals: (1) 1,250,000 shares, plus (2) the number of any shares subject to awards granted under the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “2015 Plan”) and outstanding as of May 20, 2021 which expire, or are terminated, surrendered, or forfeited for any reason without issuance of such shares (including for outstanding performance share awards to the extent they are earned at less than maximum). No new awards may be granted under the 2015 Plan. As of May 20, 2021 (immediately prior to the stockholder approval of the 2021 Plan), the total number of shares of our common stock subject to outstanding awards granted under the 2015 Plan was 2,007,152 shares.

NOTE 18 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Components associated with borrowings from:
Senior Notes	$3,801	$—	$8,993	$—
Last Out Term Loans - cash interest	—	—	4,349	6,140
Last Out Term Loans - equitized interest	—	5,315	—	8,031
U.S. Revolving Credit Facility	—	3,382	1,416	10,830
	3,801	8,697	14,758	25,001
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,057	—	1,057	—
Senior Notes	335	—	2,101	—
Last Out Term Loans - discount and financing fees	—	(545)	—	3,183
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	—	1,711	5,995	14,376
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	—	—	1,660
	1,392	1,166	9,153	19,219

Components associated with interest from:
Lease liabilities	870	612	2,194	1,843
Other interest expense	2,267	1,728	4,469	3,713
	3,137	2,340	6,663	5,556

Total interest expense	$8,330	$12,203	$30,574	$49,776

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting that sum to the total cash amount in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Held by foreign entities	$39,238	$38,726	$36,848
Held by U.S. entities	67,817	18,612	2,086
Cash and cash equivalents	107,055	57,338	38,934

Reinsurance reserve requirements	774	4,551	3,443
Restricted foreign accounts	—	2,869	2,752
Bank guarantee collateral	1,026	2,665	3,240
Letters of credit collateral	6,892	—	—
Restricted cash and cash equivalents	8,692	10,085	9,435
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows	$115,747	$67,423	$48,369

As disclosed above, letters of credit collateral of $6.9 million as of September 30, 2021 represents cash pledged to secure the outstanding and undrawn letters of credit issued under our prior A&R Credit Agreement, most of which are expected to be cancelled and replaced by new letters of credit issued by PNC, as described in Note 15 – Revolving Debt. We expect the completion of the issuance of new letters of credit to cover the remaining collateral balance by December 31, 2021.

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Nine months ended September 30,
(in thousands)	2021	2020
Income tax payments, net	$6,094	$3,967

Interest payments on our 8.125% Senior Notes due 2026	$6,681	$—
Interest payments on our U.S. Revolving Credit Facility	5,979	8,280
Interest payments on our Last Out Term Loans	6,140	6,140
Total cash paid for interest	$18,800	$14,420

NOTE 19 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2021, income tax expense was $0.3 million, resulting in an effective tax rate of 2.2%. In the three months ended September 30, 2020, income tax benefit was $0.5 million, resulting in an effective tax rate of (1.5)%.

In the nine months ended September 30, 2021, income tax expense was $6.7 million, resulting in an effective tax rate of 83.2%. In the nine months ended September 30, 2020, income tax benefit was $0.5 million, resulting in an effective tax rate of 2.7%.

Our effective tax rate for the three and nine months ended September 30, 2021 and 2020 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have favorable discrete items of $0.6 million and unfavorable discrete items of $2.9 million for the three and nine months ended September 30, 2021, respectively, which primarily represent withholding taxes ($3.0 million expense), adjustment to our United Kingdom deferred tax liabilities due to an enacted change in tax rate ($0.6 million expense), return to provision adjustments ($0.4 million benefit), and miscellaneous items ($0.3 million benefit) for the nine months ended September 30, 2021. We had unfavorable discrete items of $0.1 million and favorable discrete items of $1.2 million for the three and nine months ended September 30, 2020, respectively.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary from period to period due to these foreign income tax rate variations, changes in the jurisdictional mix of our income, and valuation allowances.

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

SEC Investigation

The staff of the SEC has informed the Company that its investigation is now concluded and that the staff does not intend to recommend any enforcement action against the Company. As the Company previously disclosed, the U.S. SEC had been conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's B&W Renewable segment from 2015-2019.

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

NOTE 21 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first three quarters of 2021 and 2020 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net income (loss)	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)
Other comprehensive loss before reclassifications	(1,478)	—	(1,478)
Reclassified from AOCI to net income	—	198	198
Net other comprehensive (loss) income	(1,478)	198	(1,280)
Balance at June 30, 2021	$(53,635)	$(4,419)	$(58,054)
Other comprehensive income (loss) before reclassifications	(1,292)	—	(1,292)
Reclassified from AOCI to net income (loss)	—	197	197
Net other comprehensive income (loss)	(1,292)	197	(1,095)
Balance at September 30, 2021	$(54,927)	$(4,222)	$(59,149)

(in thousands)	Currency translation gain (loss)	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income before reclassifications	2,380	—	2,380
Reclassified from AOCI to net loss	—	(246)	(246)
Net other comprehensive income (loss)	2,380	(246)	2,134
Balance at March 31, 2020	$8,123	$(4,063)	$4,060
Other comprehensive loss before reclassifications	(4,095)	—	(4,095)
Reclassified from AOCI to net loss	—	(246)	(246)
Net other comprehensive loss	(4,095)	(246)	(4,341)
Balance at June 30, 2020	$4,028	$(4,309)	$(281)
Other comprehensive loss before reclassifications	(22,916)	$—	(22,916)
Reclassified from AOCI to net income (loss)	—	$(246)	(246)
Net other comprehensive (loss) income	(22,916)	(246)	(23,162)
Balance at September 30, 2020	$(18,888)	$(4,555)	$(23,443)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$—	$4,512	$—
Amortization of prior service cost on benefit obligations	Benefit plans, net	(197)	246	(593)	738
	Net (loss) income	$(197)	$246	$3,919	$738

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

(in thousands)
Available-for-sale securities	September 30, 2021	Level 1	Level 2
Corporate notes and bonds	$8,719	$8,719	$—
Mutual funds	701	—	701
United States Government and agency securities	4,131	4,131	—
Total fair value of available-for-sale securities	$13,551	$12,850	$701

(in thousands)
Available-for-sale securities	December 31, 2020	Level 1	Level 2
Corporate notes and bonds	$6,139	$6,139	$—
Mutual funds	636	—	636
Corporate Stocks	4,168	4,168	—
United States Government and agency securities	4,365	4,365	—
Total fair value of available-for-sale securities	$15,308	$14,672	$636

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 13 above for a discussion of our recent offerings of Senior Notes. The fair value of the Senior Notes is based on readily available quoted market prices as of September 30, 2021.

(in thousands)	September 30, 2021
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$185,599	$194,211

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

Non-recurring fair value measurements

The purchase price allocation associated with the September 30, 2021 acquisition of controlling ownership of Fosler Construction Company Inc. ("Fosler Construction") required significant fair value measurements using unobservable inputs ("Level 3" inputs as defined in the fair value hierarchy established by FASB Topic Fair Value Measurements and Disclosures). See Note 24 for additional information regarding the Fosler Construction acquisition.

NOTE 23 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns 30.3% of our outstanding common stock as of September 30, 2021.

B. Riley was party to the Last Out Term Loans under our A&R Credit Agreement, as described in Note 14.

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

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and were $0.1 million and $7.6 million for the three and nine months ended September 30, 2020, respectively.

On November 13, 2020 we entered into an agreement with B. Riley Principal Merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were sold in January 2021 for which the Company recognized net proceeds of $4.5 million.

The public offering of our Senior Notes in February 2021, as described in Note 13, was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the Senior Notes offering.

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

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% senior notes due 2026 to or through B. Riley Securities, Inc., as described in Note 13. As of September 30, 2021, we paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction costs related to the offering.

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

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $76 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 16. As of September 30, 2021, we paid B. Riley Securities, Inc. $0.1 million for underwriting fees and other transaction costs related to the offering.

Transactions with Vintage Capital Management, LLC

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

Based on its Schedule 13D filings, Vintage beneficially owns 0% of our outstanding common stock as of September 30, 2021.

NOTE 24 – ACQUISITIONS, ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Acquisitions

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus a contingent consideration arrangement. The acquisition was accounted for under the acquisition method of accounting for business combinations. We are in the process of completing the purchase price allocation associated with the Fosler Construction business combination and as a result, the provisional measurements of goodwill and any other assets and liabilities acquired are subject to change. Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 and employs approximately 120 people with a track record of successfully completing solar projects profitably with union labor and aligning its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction will be reported as part of our B&W Renewable segment, and it will operate under the name Fosler Solar, a Babcock and Wilcox company.

The total fair value of consideration for the acquisition is $33.4 million, including $6.2 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including reaching targeted revenue thresholds. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million.

We estimated fair values primarily using the discounted cash flow method at September 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined.

The provisional measurements noted in the table below are preliminary and subject to modification in the future. The preliminary purchase price allocation to assets acquired and liabilities assumed in the acquisition was:

(in thousands)	Estimated Acquisition Date Fair Value
Accounts receivable	1,904
Contracts in progress	1,363
Other current assets	1,137
Property, plant and equipment	9,527
Goodwill(1)	43,230
Other assets	17,497
Right of use assets	1,093
Debt	(7,625)
Current liabilities	(6,630)
Non-current lease liabilities	(1,730)
Other non-current liabilities	(4,112)
Non-controlling interest(2)	(22,262)
Net acquisition cost	$33,392
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Fosler Construction acquisition, goodwill represents Fosler's ability to significantly expand EPC and O&M services among new customers across the U.S. by leveraging B&W's access to capital and geographic reach. Goodwill is not expected to be deductible for U.S federal income tax purposes.
(2) The fair value of the non-controlling interest was derived based on the fair value of the 60% controlling interest acquired by B&W. The transaction price paid by B&W reflects a Level 2 input involving an observable transaction involving an ownership interest in Fosler Construction. Also, as described above, a portion of the purchase consideration relates to the contingent consideration.

Intangible assets is included in other assets above and consists of the following:

(in thousands)	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	14,400	12 years
Backlog	2,700	5 months
Total intangible assets(1)	$17,100
(1) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

The Company incurred approximately $0.4 million of costs related to the acquisition of Fosler Construction which were recorded as a component of our operating expenses in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Assets Held for Sale

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033. These assets were treated as assets held for sale on our Condensed Consolidated Balance Sheets as of December 31, 2020.

Certain real property assets for the Lancaster, Ohio location were sold on August 13, 2021 for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041. These assets were treated as assets held for sale on our Condensed Consolidated Balance Sheets as of December 31, 2020.

In December 2019, we determined that a small business within the B&W Thermal segment met the criteria to be classified as held for sale. At December 31, 2020, the carrying value of the net assets planned to be sold approximated the estimated fair value less costs to sell. Refer to Divestitures below as this sale closed March 5, 2021.

The following table summarizes the carrying value of the assets and liabilities held for sale at December 31, 2020:

(in thousands)	December 31, 2020
Accounts receivable – trade, net	$2,103
Accounts receivable – other	86
Contracts in progress	458
Inventories	1,676
Other current assets	405
Current assets held for sale	4,728

Net property, plant and equipment	10,365
Intangible assets	759
Right-of-use-asset	32
Non-current assets held for sale	11,156

Total assets held for sale	$15,884

Accounts payable	$5,211
Accrued employee benefits	178
Advance billings on contracts	370
Accrued warranty expense	466
Operating lease liabilities	32
Other accrued liabilities	2,048
Current liabilities held for sale	8,305

Total liabilities held for sale	$8,305

Divestitures

Effective March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. For the nine months ended September 30, 2021, we recognized a $2.2 million pre-tax loss, inclusive of the recognition of $4.5 million of currency translation adjustment, on the sale of the business and after consideration of certain working capital adjustments that are in dispute. Additional adjustments may be necessary as this is finalized.

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Discontinued Operations

On April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash.

NOTE 25 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the nine months of 2021:

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

New accounting standards not yet adopted that could affect our Condensed Consolidated Financial Statements in the future are summarized as follows:

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Equity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Earnings Per Share (Topic 260). The amendments in this update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this update do not affect a holder’s accounting for freestanding call options. The update is applicable to B&W as we have previously issued freestanding written call options however those options remain unexercised as of September 30, 2021 and they have not been modified or exchanged to date. The amendments are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of the standards on our condensed consolidated financial statements.

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

NOTE 26 – PROPOSED ACQUISITION

During the third quarter, we announced our intention to acquire 100% of the equity interests of VODA A/S, a leading multi-brand aftermarket parts and service provider for the waste-to-energy and biomass-to-energy markets based in Vejen, Denmark, for approximately $30.0 million.

VODA focuses on energy producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience within incineration technology, boiler / pressure parts, SRO, automation, and performance optimization.They employ people mainly in Denmark and Sweden. The planned acquisition of VODA aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses.

The foregoing planned acquisition is expected to close by the end of December 2021 and remains subject to the satisfaction or waiver of certain customary closing conditions specified in the share purchase agreement, including the receipt of Foreign Direct Investment clearance in Denmark by December 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW OF RESULTS

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with decades of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
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

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus a contingent consideration arrangement. Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 and employs approximately 120 people with a track record of successfully completing solar projects profitably with union labor and aligning its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction will be reported as part of our B&W Renewable segment, and it will operate under the name Fosler Solar, a Babcock and Wilcox company.

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

We recorded operating income of $14.8 million and $11.1 million in the three and nine months ended September 30, 2021, respectively, compared to operating income of $14.1 million and an operating loss of $3.9 million in the three and nine months ended September 30, 2020, respectively, and we showed improved results in our Environmental and Thermal segments as described below.

Adjusted EBITDA in the B&W Renewable segment was $11.4 million and $15.0 million in the three and nine months ended September 30, 2021, respectively, compared to $23.6 million and $22.0 million in the three and nine months ended September 30, 2020, respectively. The decline is primarily attributable to the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4.

Adjusted EBITDA in the B&W Environmental segment was $3.5 million and $7.3 million in the three and nine months ended September 30, 2021, respectively, compared to $2.2 million and $1.4 million in the three and nine months ended September 30, 2020, respectively. The increase is driven primarily by the higher volume partially offset by an increase in shared resources.

Adjusted EBITDA in the B&W Thermal segment was $9.2 million and $32.1 million in the three and nine months ended September 30, 2021, respectively, compared to $7.3 million and $22.9 million in the three and nine months ended September 30, 2020, respectively. This increase is primarily attributable to the increase in volume offset partially by product mix, an increase in expenses due to growth in Asia and Middle East, and an increase in shared resources due to higher volume.

We have manufacturing facilities in Mexico, the United States, Denmark and Scotland. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost saving measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental and B&W Thermal segments globally.

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

Year-over-year comparisons of our results from continuing operations were also impacted by:

•$4.6 million and $8.0 million of restructuring costs were recognized in the three and nine months ended September 30, 2021, respectively, compared to $2.4 million and $6.7 million of restructuring costs recognized in the three and nine months ended September 30, 2020, respectively. The restructuring costs primarily related to severance and business service transition costs.
•$0.3 million and $2.6 million of financial advisory service fees were recognized in the three and nine months ended September 30, 2021, respectively, as compared to $1.7 million and $3.2 million in the corresponding periods of 2020. Financial advisory service fees are included in advisory fees and settlement costs in our Condensed Consolidated Statement of Operations.
•$1.0 million and $5.0 million of legal and other advisory fees were recognized in the three and nine months ended September 30, 2021, respectively, as compared to $1.4 million and $5.2 million in the corresponding periods of 2020 These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in our Condensed Consolidated Statement of Operations.
•$0.6 million and $2.1 million of litigation legal costs were recognized in the three and nine months ended September 30, 2021, respectively, as compared to $0.8 million and $1.8 million in the corresponding periods of 2020. These fees are included in advisory fees and settlement costs in our Condensed Consolidated Statement of Operations.
•$4.0 million of costs related to actual or potential acquisitions were recognized in the three and nine months ended September 30, 2021. These costs are included in selling, general and administrative costs in our Condensed Consolidated Statement of Operations.

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

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues:
B&W Renewable segment	$38,000	$39,062	$(1,062)	$105,155	$118,570	$(13,415)
B&W Environmental segment	38,249	25,262	12,987	97,767	76,354	21,413
B&W Thermal segment	83,819	70,025	13,794	328,416	223,920	104,496
Other	(108)	(1,836)	1,728	(270)	(2,380)	2,110
	$159,960	$132,513	$27,447	$531,068	$416,464	$114,604

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted EBITDA (1)
B&W Renewable segment (2)	$11,399	$23,575	$(12,176)	$15,030	$22,003	$(6,973)
B&W Environmental segment	3,471	2,177	1,294	7,270	1,408	5,862
B&W Thermal segment	9,205	7,287	1,918	32,066	22,879	9,187
Corporate	(5,866)	(4,916)	(950)	(11,548)	(12,864)	1,316
Research and development costs	513	(1,355)	1,868	(560)	(3,927)	3,367
	$18,722	$26,768	$(8,046)	$42,258	$29,499	$12,759
(1) Adjusted EBITDA for the three and nine months ended September 30, 2020, excludes losses related to a non-strategic business and interest on letters of credit included in cost of operations that were previously included in Adjusted EBITDA and total $0.9 million and $0.2 million, respectively, and $1.2 million and $0.6 million, respectively.
(2) Adjusted EBITDA for the three and nine months ended September 30, 2020 includes a $26 million non-recurring loss recovery related to claims in connection with multiple Renewable EPC loss contracts.

Three Months Ended September 30, 2021 and 2020

Revenues increased by $27.4 million to $160.0 million in the third quarter of 2021 compared to $132.5 million in the corresponding period of 2020, primarily due to a higher level of activity in our project business within our Thermal segment as well as increased volume and higher overall project activity in our Environmental segment being partially offset by project timing in our Renewable segment. Segment specific changes are discussed in further detail in the sections below.

Operating income increased $0.7 million to $14.8 million in the third quarter of 2021 compared to $14.1 million in the corresponding period of 2020. The increase is primarily due to the revenue increase described above partially offset by the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4. Restructuring expenses, advisory fees, research and development, depreciation and amortization expense and gains on dispositions are discussed in further detail in the sections below.

Nine Months Ended September 30, 2021 and 2020

Revenues increased by $114.6 million to $531.1 million in the nine months ended September 30, 2021 compared to $416.5 million in the corresponding period of 2020, primarily attributable to a higher level of activity in our Thermal and Environmental segments being partially offset by project timing and delays of large orders in our Renewable segment. Segment specific changes which are discussed in further detail in the sections below.

Operating income increased $15.0 million to $11.1 million in the nine months ended September 30, 2021 compared to an operating loss of $(3.9) million in the corresponding period of 2020. The increase is primarily due to higher overall revenue volume and is partially offset by the non-recurring loss recovery of $26.0 million recognized in the nine months ended September 30, 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4. Restructuring expenses, advisory fees, research and development, depreciation and amortization expense and gains on dispositions are discussed in further detail in the sections below.

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

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted gross profit (1)(2)
Operating income (loss)	$14,761	$14,074	$687	$11,083	$(3,927)	$15,010
Selling, general and administrative ("SG&A") expenses	37,528	35,611	1,917	111,081	107,647	3,434
Advisory fees and settlement costs	1,841	3,846	(2,005)	9,658	10,074	(416)
Amortization expense	2,030	1,365	665	5,333	4,110	1,223
Contract asset amortization expense	73	—	73	146	—	146
Restructuring activities	4,575	2,396	2,179	7,968	6,739	1,229
Research and development costs	(228)	1,355	(1,583)	969	3,927	(2,958)
Losses from a non-strategic business	(184)	945	(1,129)	103	1,163	(1,060)
Gain on asset disposals, net	(13,838)	(3)	(13,835)	(15,804)	(916)	(14,888)
	$46,558	$59,589	$(13,031)	$130,537	$128,817	$1,720
(1) Amortization is not allocated to the segments' adjusted gross profit, but depreciation is allocated to the segments' adjusted gross profit.
(2) Adjusted gross profit for the three and nine months ended September 30, 2020, excludes losses related to a non-strategic business that was previously included in Adjusted gross profit and totals $0.9 million and $1.2 million, respectively

Adjusted gross profit by segment is as follows:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Adjusted gross profit
B&W Renewable segment	$17,381	$32,092	$(14,711)	$34,106	$48,401	$(14,295)
B&W Environmental segment	7,870	6,874	996	20,483	16,628	3,855
B&W Thermal segment	21,307	20,623	684	75,948	63,788	12,160
	$46,558	$59,589	$(13,031)	$130,537	$128,817	$1,720

B&W Renewable Segment Results

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$38,000	$39,062	$(1,062)	$105,155	$118,570	$(13,415)
Adjusted EBITDA	$11,399	$23,575	$(12,176)	$15,030	$22,003	$(6,973)
Adjusted gross profit	$17,381	$32,092	$(14,711)	$34,106	$48,401	$(14,295)
Adjusted gross profit %	45.7%	82.2%		32.4%	40.8%

Three Months Ended September 30, 2021 and 2020

Revenues in the B&W Renewable segment decreased 3%, or $1.1 million to $38.0 million in the third quarter of 2021 compared to $39.1 million in the corresponding period of 2020. The reduction in revenue is primarily due to the completion of large service and licensing projects in the third quarter of 2020 compared to current volume in the third quarter of 2021.

Adjusted EBITDA in the B&W Renewable segment decreased $12.2 million, to $11.4 million in the third quarter of 2021 compared to $23.6 million in the corresponding period of 2020. The decrease is primarily due to the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4.

Adjusted gross profit in the B&W Renewable segment decreased $14.7 million, to $17.4 million in the third quarter of 2021 compared to $32.1 million in the corresponding period of 2020. The decrease is primarily due to the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4.

Nine Months Ended September 30, 2021 and 2020

Revenues in the B&W Renewable segment decreased 11%, or $13.4 million to $105.2 million in the nine months ended September 30, 2021 compared to $118.6 million in the corresponding period of 2020. The reduction in revenue is primarily due to lower volume in the first nine months of 2021 coupled with the completion of prior year large service and licensing projects that have not been replaced.

Adjusted EBITDA in the B&W Renewable segment decreased $7.0 million, to $15.0 million in the nine months ended September 30, 2021 compared to $22.0 million in the corresponding period of 2020. The decrease is primarily due to lower volume and the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4.

Adjusted gross profit in the B&W Renewable segment decreased $14.3 million, to $34.1 million in the third quarter of 2021 compared to $48.4 million in the corresponding period of 2020. The decrease is primarily due to lower volume and the non-recurring loss recovery of $26.0 million recognized in third quarter of 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 4.

B&W Environmental Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$38,249	$25,262	$12,987	$97,767	$76,354	$21,413
Adjusted EBITDA	$3,471	$2,177	$1,294	$7,270	$1,408	$5,862
Adjusted gross profit	$7,870	$6,874	$996	$20,483	$16,628	$3,855
Adjusted gross profit %	20.6%	27.2%		21.0%	21.8%

Three Months Ended September 30, 2021 and 2020

Revenues in the B&W Environmental segment increased 51%, or $13.0 million to $38.2 million in the third quarter of 2021 compared to $25.3 million in the corresponding period of 2020. The increase is primarily driven by increased volume in our ASH project business as well as higher overall project activity in the current quarter as compared to the prior quarter which was impacted due to the postponement of new projects as a result of COVID-19.

Adjusted EBITDA in the B&W Environmental segment was $3.5 million in the third quarter of 2021 compared to $2.2 million in the corresponding period of 2020. The increase is driven primarily by the higher volume, as described above partially offset by an increase in shared resources.

Adjusted gross profit in the B&W Environmental segment increased $1.0 million to $7.9 million in the third quarter of 2021 compared to $6.9 million in the corresponding period of 2020. The increase is primarily attributable to the increase in volume, as described above partially offset by an increase in shared resources.

Nine Months Ended September 30, 2021 and 2020

Revenues in the B&W Environmental segment increased 28%, or $21.4 million to $97.8 million in the nine months ended September 30, 2021 compared to $76.4 million in the corresponding prior year period of 2020. The increase is primarily driven by increased volume in our ASH project business as well as projects which were previously postponed due to COVID-19 in the prior periods being released in the current period.

Adjusted EBITDA in the B&W Environmental segment was $7.3 million in the nine months ended September 30, 2021 compared to $1.4 million in the corresponding prior year period of 2020. The increase is driven primarily by the higher volume, as described above, and a $1.3 million charge recognized in the prior period related to completion of two B&W Environmental Loss Contracts as compared to a $0.4 million improvement recognized in the current period on those same projects, as described in Note 4.

Adjusted gross profit in the B&W Environmental segment increased $3.9 million to $20.5 million in the nine months ended September 30, 2021 compared to $16.6 million in the corresponding prior year period of 2020. The increase is primarily attributable to the increase in volume and a $1.3 million charge recognized in the prior period related to completion of two B&W Environmental Loss Contracts as compared to a $0.4 million improvement recognized in the current period on those same projects, as described in Note 4.

B&W Thermal Segment Results

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$83,819	$70,025	$13,794	$328,416	$223,920	$104,496
Adjusted EBITDA	$9,205	$7,287	$1,918	$32,066	$22,879	$9,187
Adjusted gross profit	$21,307	$20,623	$684	$75,948	$63,788	$12,160
Adjusted gross profit %	25.4%	29.5%		23.1%	28.5%

Three Months Ended September 31, 2021 and 2020

Revenues in the B&W Thermal segment increased 20%, or $13.8 million, to $83.8 million in the third quarter of 2021 compared to $70.0 million generated in the corresponding period of 2020. The revenue increase is attributable to a higher level of activity in our project business than in the comparable prior year quarter which was negatively impacted by COVID-19.

Adjusted EBITDA in the B&W Thermal segment increased $1.9 million to $9.2 million in the third quarter of 2021 compared to $7.3 million in the corresponding period of 2020. The increase is due to higher volume as described above offset partially by product mix and an increase in shared resources due to higher volume.

Adjusted gross profit in the B&W Thermal segment increased $0.7 million, to $21.3 million in the third quarter of 2021, compared to $20.6 million in the corresponding period of 2020, which is mainly attributable to the increase in revenue as described above offset partially by product mix and an increase in shared resources due to higher volume.

Nine Months Ended September 31, 2021 and 2020

Revenues in the B&W Thermal segment increased 47%, or $104.5 million, to $328.4 million in the nine months ended September 30, 2021 compared to $223.9 million generated in the corresponding prior year period of 2020. The revenue increase is attributable to a higher level of activity on parts, construction, package boilers and international service orders which were all negatively impacted in the comparable prior year period due to COVID-19.

Adjusted EBITDA in the B&W Thermal segment increased $9.2 million to $32.1 million in the nine months ended September 30, 2021 compared to $22.9 million in the corresponding prior year period of 2020, which is mainly attributable to the increase in volume as described above offset partially by product mix, an increase in expenses due to growth in Asia and Middle East, and an increase in shared resources due to higher volume.

Adjusted gross profit in the B&W Thermal segment increased $12.2 million, to $75.9 million in the nine months ended September 30, 2021, compared to $63.8 million in the corresponding prior year period of 2020, which is consistent with the increase in revenue as described above offset partially by product mix, and an increase in shared resources due to higher volume.

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

	Three months ended September 30,		Nine months ended September 30,
(In approximate millions)	2021	2020	2021	2020
B&W Renewable(1)	$103	$26	$184	$91
B&W Environmental	22	41	90	98
B&W Thermal	48	114	236	294
Other/eliminations	—	(4)	—	(5)
Bookings	$173	$177	$510	$478
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the third quarter of 2021 and 2020 was $3.6 million and $(6.4) million, respectively. The foreign exchange impact on B&W Renewable bookings in the nine months ended September 30, 2021 and 2020 was $8.1 million and $(7.0) million, respectively.

Our backlog as of September 30, 2021 and 2020 was as follows:

	As of September 30,
(In approximate millions)	2021	2020
B&W Renewable(1)	$313	$196
B&W Environmental	101	107
B&W Thermal	130	208
Other/eliminations	(4)	(2)
Backlog	$540	$509
(1)     B&W Renewable backlog at September 30, 2021, includes $152.8 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at September 30, 2021, we expect to recognize revenues as follows:

(In approximate millions)	2021	2022	Thereafter	Total
B&W Renewable	$60	$76	$177	$313
B&W Environmental	32	42	27	101
B&W Thermal	69	58	3	130
Other/eliminations	(4)	—	—	(4)
Expected revenue from backlog	$157	$176	$207	$540

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.0 million to $5.9 million compared to $4.9 million incurred for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily due to higher incentive compensation costs recognized for the third quarter ended September 30, 2021.

Corporate costs decreased $1.3 million to $11.5 million compared to $12.9 million incurred for the nine months ended September 30, 2021 and 2020, respectively. The decrease is primarily due to lower audit fees, personnel, director fees and insurance costs, offset by higher incentive compensation costs recognized in the first nine months of 2021.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $2.0 million to $1.8 million in the third quarter of 2021 compared to $3.8 million in the corresponding period of 2020 and advisory fees and settlement costs decreased $0.4 million to $9.7 million in the nine months ended September 30, 2021 as compared to $10.1 million in the corresponding period of 2020. The change is primarily due to decreased use of external consultants in the third quarter of 2021.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce the cost of our products and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers' expectations. Research and development (benefit) expenses totaled $(0.2) million and $1.4 million in the third quarter of 2021 and 2020, respectively, and totaled $1.0 million and $3.9 million in the nine months ended September 30, 2021 and 2020, respectively. The $(0.2) million benefit in the third quarter of 2021 resulted from the recognition of a foreign research and development refundable credit of $0.8 million from the 2020 tax year. Excluding the effects of the refundable credit, the decreases for the three and nine months ending September 30, 2021 resulted primarily from timing of specific research and development efforts.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $4.6 million and $2.4 million in the third quarter of 2021 and 2020, respectively, and totaled $8.0 million and $6.7 million of expense in the nine months ended September 30, 2021 and 2020, respectively. The charges primarily consist of severance and business service transition costs related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative

Depreciation and Amortization

Depreciation expense was $2.3 million and $2.7 million in the third quarter of 2021 and 2020, respectively and depreciation expense was $7.4 million and $8.2 million in the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense was $2.1 million and $1.4 million in the third quarter of 2021 and 2020, respectively and amortization expense was $5.5 million and $4.1 million in the nine months ended September 30, 2021 and 2020, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits before MTM were $7.6 million and $7.3 million in the third quarter of 2021 and 2020, respectively. Pension benefits before MTM were $22.6 million and $22.3 million in the nine months ended September 30, 2021 and 2020, respectively.

Our pension costs also include MTM adjustments from time to time. Interim MTM charges are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. Total MTM adjustments for our pension benefit plans were gains of $2.3 million for the three and nine months ended September 30, 2021. There were no MTM adjustments for our other postretirement benefit plans during the three and nine months ended September 30, 2021. There were no MTM adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2020.

Other than service cost of $0.2 million and $0.2 million in the third quarter of 2021 and 2020, respectively, and $0.7 million and $0.6 million in the nine months ended September 30, 2021 and 2020, respectively, which are related to the small number of hourly participants still accruing benefits within the Babcock & Wilcox Thermal segment, pension benefit and MTM adjustments are excluded from the results of our segments.

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

Foreign exchange was a gain/(loss) of $(1.7) million and $25.0 million for the third quarter of 2021 and 2020, respectively, and a gain/(loss) of $(1.1) million and $22.7 million for the nine months ended September 30, 2021 and 2020, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except for percentages)	2021	2020	$ Change	2021	2020	$ Change
Income (loss) before income taxes	$13,949	$34,053	$(20,104)	$8,029	$(17,580)	$25,609
Income tax expense (benefit)	$301	$(502)	$803	$6,683	$(467)	$7,150
Effective tax rate	2.2%	(1.5)%		83.2%	2.7%

Our income tax expense in the third quarter of 2021 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the third quarter of 2021 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and favorable discrete items, including return to provision adjustments. In certain jurisdictions (namely, Denmark and Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate. For the period ended September 30, 2021, the United States was not considered a loss jurisdiction and was included in the estimated annual effective tax rate.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740, primarily related to intraperiod tax allocation, recognizing deferred tax liabilities for changes in ownership of foreign equity method investments or foreign subsidiaries, and exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted ASU No. 2019-12 on January 1, 2021, on a prospective basis. The adoption did not have a material impact on our interim consolidated financial statements, estimated income for the full fiscal year 2021, or to the trend of earnings.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our recent Revolving Credit Agreement, Senior Notes, and equity offerings, including our Preferred Stock, each of which are described below and in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report in further detail along with other sources of liquidity.

We recently executed the following actions:

•in June 2021, we issued 2,916,880 shares of our Preferred Stock and paid $0.4 million in cash to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Tranche A-3 term loan and paid $0.9 million in cash for accrued interest due to B. Riley, as described in Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. As a result of such deemed prepayment, the total amount outstanding under our Last Out Term Loans was reduced to zero;
•on June 30, 2021 and September 30, 2021, we paid dividends on our outstanding Preferred Stock totaling $1.7 million and $3.7 million, respectively, as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•on June 30, 2021, we entered into the Revolving Credit Agreement with PNC, as administrative agent and swing loan lender which provides for an up to $50.0 million asset-based revolving credit facility, including a $15 million letter of credit sublimit and a $5 million swingline sublimit. In addition, we entered into the Letter of Credit Agreement with PNC, pursuant to which PNC has agreed to issue up to $110 million in letters of credit secured in part by cash collateral provided by an affiliate of MSD. Lastly, we entered into the Reimbursement Agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, pursuant to which we shall reimburse MSD and any other cash collateral provider to the extent the up to $110 million of cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit, as described in Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•in August 2021, we completed the sale of certain real property assets at our Lancaster, Ohio location for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041;
•as of September 30, 2021, we issued an additional $25.6 million aggregate principal amount of Senior Notes for $26.0 million net proceeds under the March 31, 2021 sales agreement as described in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report;
•as of September 30, 2021, we issued additional shares of our Preferred Stock for $5.9 million net proceeds under the sales agreement as described in Note 16 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report; and
•on September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus a contingent consideration arrangement, preliminarily valued at $6.2 million, with a maximum value up to $10.0 million if a certain revenue target is achieved in 2022.

See Note 13, Note 14, Note 15, Note 16, Note 17 and Note 24 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information on our external sources of financing and equity offerings.

Beginning in April 2020 and continuing as of November 10, 2021, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•suspension of our 401(k) company match for U.S. employees, however, the Company is implementing a new 401(k) company match for U.S. employees starting January 1, 2022;
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

Cash and Cash Flows

At September 30, 2021, our unrestricted cash and cash equivalents totaled $107.1 million and we had total debt of $193.1 million. Our foreign business locations held $39.2 million of our total unrestricted cash and cash equivalents at September 30, 2021. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.. In addition, we had $6.9 million of restricted cash at September 30, 2021 related to collateral for certain letters of credit.

Cash used in operations was $107.8 million in the nine months ended September 30, 2021, which is primarily represented in the $47.1 million change in pension, postretirement and employee benefit liabilities and a $70.9 million net decrease in operating cash outflows associated with changes in working capital. In the nine months ended September 30, 2020, cash used in operations was $67.3 million primarily represented in the net loss of continuing operations, the increase in accounts receivable - other from recognizing the non-recurring loss recovery insurance settlement of $26.0 million described in Note 4, the change in pension, postretirement and employee benefit liabilities and the impact of fluctuating foreign currency exchange rates. There also was a $2.8 million net increase in operating cash outflows associated with changes in working capital.

Cash flows from investing activities used net cash of $5.9 million in the nine months ended September 30, 2021, primarily due to the acquisition of Fosler Construction of $27.2 million and $4.2 million of capital expenditures, offset by proceeds from the sale of business and assets of $23.8 million. In the nine months ended September 30, 2020, cash flows from investing activities provided net cash of $2.0 million, primarily related to $8.0 million from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and MEGTEC and Universal businesses, offset by the net change in available-for-sale securities and $2.3 million of capital expenditures.

Cash flows from financing activities provided net cash of $159.2 million in the nine months ended September 30, 2021, primarily related to the issuance of common stock, Senior Notes and Preferred Stock offset by $75.4 million Last Out Term Loans repayments, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $16.7 million of financing fees. Cash flows from financing activities provided net cash of $52.4 million in the nine months ended September 30, 2020, primarily related to $60.0 million face value borrowings from the Last Out Term Loans offset by $2.9 million of net borrowings from the prior U.S. Revolving Credit Facility and $10.3 million of financing fees.

Debt Facilities

As described above and in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, on June 30, 2021, we entered into the Debt Facilities, including the Revolving Credit Agreement. The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop certain letters of credit issued under our previous A&R Credit Agreement, for which commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021.

Last Out Term Loans

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 15 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available.

The Company recognized a loss on debt extinguishment of $6.2 million in the quarter ended June 30, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan.

See Note 14 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for additional information on our Last Out Term Loans.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees as of September 30, 2021 was $53.1 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $21.7 million as of September 30, 2021. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $29.8 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $157.6 million. The aggregate value of the letters of credit backstopping surety bonds was $13.1 million.

Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

During the nine months ended September 30, 2021, our Denmark subsidiary received three unsecured interest free loans totaling $3.4 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.7 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in long term loans payables in our Condensed Consolidated Balance Sheets.

As of September 30, 2021, for our recent acquisition of a 60% controlling ownership stake in Fosler Construction Company Inc. (“Fosler Construction”) as described in Note 24, Fosler Construction has two loans totaling $7.6 million. Both loans have a variable interest rate with a minimum rate of 6% and are payable January 1, 2022. In addition, Fosler Construction also has loans primarily for vehicles and equipment totaling $0.9 million at September 30, 2021. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see “Critical Accounting Policies and Estimates” in our Annual Report. There have been no significant changes to our policies during the nine months ended September 30, 2021.

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

On September 30, 2021, we acquired a 60% controlling ownership in Fosler Construction, as described in Note 24 of the unaudited condensed consolidated financial statements in Part I of this report. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to the Fosler Construction acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to ensure their operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 20 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and June 30, 2021 and other filings with the SEC since the date of the Form 10-K. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended September 30, 2021. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2021	—	$—	—	$—
August 2021	198,609	$7.82	—	$—
September 2021	—	$—	—	$—
Total	198,609	$7.82	—	$—
(1) Acquired shares are recorded in treasury stock in our Condensed Consolidated Balance Sheets.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

November 10, 2021	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)