Form 10-K
period 2021-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2022-03-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File No. 001-36876

BABCOCK & WILCOX ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2783641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 East Market Street, Suite 650
Akron, Ohio	44305
(Address of Principal Executive Offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (330) 753-4511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BW	New York Stock Exchange
8.125% Senior Notes due 2026	BWSN	New York Stock Exchange
6.50% Senior Notes due 2026	BWNB	New York Stock Exchange
7.75% Series A Cumulative Perpetual Preferred Stock	BW PRA	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2021) was approximately $386.2 million.
The number of shares of the registrant's common stock outstanding at February 25, 2022 was 86,334,082.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2021 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2021.

2

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 on us and the capital markets and global economic climate generally; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Fosler Construction Company Inc., VODA A/S, Fossil Power Systems, Inc., and Optimus Industries, LLC; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business. These factors also include the cautionary statements included in this report and the risk factors set forth under Part I, Item 1A of this Annual Report.

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

Our business is subject to the following principal risks and uncertainties:
•Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, have been, and continue to be, adversely affected by COVID-19 outbreak and may be adversely affected by other similar outbreaks;
•We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses;
•Disputes with customers with long-term contracts could adversely affect our financial condition;
•Our contractual performance may be affected by third parties' and subcontractors' failure to meet schedule, quality and other requirements in our contracts, which could increase our costs, scope or, technical difficulty or in extreme cases, impede our ability to meet contractual requirements;
•A material disruption at one of our manufacturing facilities or a third-party manufacturing facility that we have engaged could adversely affect our ability to generate sales and result in increased costs;
•If our co-venturers fail to perform their contractual obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, damage to reputation, reduced profit, or liquidity challenges;
•Our growth strategy includes strategic acquisitions, which we may not be able to consummate or successfully integrate;
•Our backlog is subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings;
•Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers;
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
•If we fail to develop new products, or customers do not accept our new products, our business could be adversely affected;
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
•Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and our failure to estimate customer demand properly may result could have an adverse impact on our business and operating results and our relationships with customers;
•Our ability to maintain adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts;
•Our evaluation of strategic alternatives for certain businesses and non-core assets may not be successful;
•Our total assets include goodwill and other indefinite-lived intangible assets. If we determine these have become impaired, our business, financial condition and results of operations could be materially adversely affected;
•We are exposed to credit risk and may incur losses as a result of such exposure;
•The transition away from LIBOR may negative impact our operating results;
•The financial and other covenants in our debt agreements may adversely affect us;
•A disruption in, or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance;
•Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, financial condition and results of operations or materially harm our reputation;
•We rely on intellectual property law and confidentiality agreements to protect our intellectual property. We also rely on intellectual property we license from third parties. Our failure to protect our intellectual property rights, or our inability to obtain or renew licenses to use intellectual property of third parties, could adversely affect our business;
•We are subject to government regulations that may adversely affect our future operations;
•Our business and our customers' businesses are required to obtain, and to comply with, national, state and local government permits and approvals;
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
•Our business may be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.
•We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws;
•Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations;
•International uncertainties and fluctuations in the value of foreign currencies could harm our profitability;
•Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results;
•The market price and trading volume of our common stock may be volatile;
•Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership in the Company;
•B. Riley has significant influence over us;
•We do not currently pay regular dividends on our common stock, so holders of our common stock may not receive funds without selling their shares of our common stock;
•We may issue preferred stock that could dilute the voting power or reduce the value of our common stock;
•Provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change may be considered beneficial by some shareholders;
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
•The loss of the services of one or more of our key personnel, or our failure to attract, recruit, motivate, and retain qualified personnel in the future, could disrupt our business and harm our results of operations;
•We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions in business which could increase our costs;
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

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are:

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

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus contingent consideration of up to $10 million, valued at $8.8 million. Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 and employs approximately 120 people. It has a strong track record of successfully completing solar projects profitably with union labor and has aligned its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction is reported as part of our B&W Renewable segment, and operates under the name Fosler Solar, a Babcock & Wilcox company.

On November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”) through our wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL for approximately $32.9 million. VODA is a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. VODA employs approximately 65 people mainly in Denmark and Sweden. We believe VODA will solidify our platform for our renewable service business in Europe and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. VODA is reported as part of our B&W Renewable segment. We plan to form B&W Renewable Services to integrate VODA and our waste-to-energy and biomass aftermarket services businesses.

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.1 million, excluding working capital adjustments. Fossil Power Systems, Inc., is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. Fossil Power Systems, Inc. will initially be reported as part of our B&W Thermal segment.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19 million, excluding working capital adjustments. Optimus designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries , including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries, LLC will be reported as part of our B&W Thermal segment.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:
•climate change initiatives promoting environmental policies including renewable energy options utilizing waste-to-energy or biomass to meet legislative requirements and clean energy portfolio standards in the United States, European, Middle East and Asian markets;
•regulations requiring environmental improvements in various global markets;
•expectations regarding future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries;
•prices for electricity, along with the cost of production and distribution including the cost of fuels within the United States, Europe, Middle East and Asian countries;
•demand for electricity and other end products of steam-generating facilities;
•level of capacity utilization at operating power plants and other industrial uses of steam production;
•maintenance and upkeep requirements at operating power plants, including to combat the accumulated effects of usage;
•overall strength of the industrial industry; and
•ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers’ business cycles and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and subsequently spread globally. This global pandemic has disrupted business operations, including global supply chains, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on changes in the severity of the virus in these countries and localities. These restrictions, including curtailment of travel and other activity, negatively impact our ability to conduct business.

Disruption to our global supply chains from COVID-19 has included impacts to the manufacturing, supply, distribution, transportation and delivery of our products. We could also see significant disruptions of the operations of our logistics, service providers, delays in shipments and negative impacts to pricing of certain of our products. Disruptions and delays in our supply chains as a result of the COVID-19 pandemic could adversely our ability to meet our customers’ demands. Additionally, the prioritization of shipments of certain products as a result of the pandemic could cause delays in the shipment or delivery of our products. Such disruptions could result in reduced sales.

The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The ongoing impact of COVID-19, including new strains such as the delta and omicron variants, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2021 to be delayed into 2022 and potentially beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2022 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we incurred additional costs to protect our employees and advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent outbreaks, as well as the availability, effectiveness and acceptance of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

Equity Capital Activities

On February 12, 2021, we completed a public offering of 29,487,180 shares of our common stock for net proceeds of $163.0 million, inclusive of 3,846,154 shares issued to B. Riley Securities, Inc., a related party.

On May 7, 2021, we completed a public offering of 4,000,000 shares of our 7.75% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) at an offering price of $25.00 per share for net proceeds of approximately $95.7 million after deducting underwriting discounts and commissions but before expenses.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to offering described above, at an offering price of $25.00 per share for net proceeds of approximately $10.7 million after deducting underwriting fees and commissions.

On June 1, 2021, the Company and B. Riley, a related party, entered into an agreement pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then-existing term loans with B. Riley.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer and sale of our Preferred Stock with an aggregate offering price of up to $76 million to or through B. Riley Securities, Inc. The Preferred Stock has the same terms (other than date of issuance and first dividend), has the same CUSIP number and is fungible with the Preferred Stock issued on May 7, 2021. As of December 31, 2021, we sold $7.7 million aggregate amount of Preferred Stock for $7.7 million net proceeds after commission and fees related to the July 7, 2021 sales agreement.
For further information, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Debt Capital Activities

8.125% Senior Notes

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026 (the “8.125% Senior Notes”). At the completion of the offering, we received net proceeds of approximately $120.0 million after deducting underwriting discounts, commissions, and before expenses.

In addition to the public offering, we issued $35.0 million of 8.125% Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-3 in a concurrent private offering.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million of 8.125% Senior Notes. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and be fungible with, the 8.125% Senior Notes issued February 12, 2021, as described above.

As of December 31, 2021, the Company has sold $26.2 million aggregate principal amount of 8.125% Senior Notes under the sales agreement disclosed above for $26.6 million of net proceeds after commissions and fees.

The 8.125% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum. Interest on the 8.125% Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The 8.125% Senior Notes mature on February 28, 2026.

6.50% Senior Notes.

On December 13, 2021, we completed an underwritten public offering of $140 million aggregate principal amount of 6.50% senior notes due 2026 (the “6.50% Senior Notes”). On December 28, 2021, we received a notice that the Underwriters had elected to exercise their overallotment option for an additional $11.4 million in aggregate principal amount of the 6.50% Senior Notes. The Company closed the overallotment option on December 30, 2021. As of the closing of the overallotment option, a total of $151.4 million in aggregate principal amount of the 6.50% Senior Notes have been sold. The net proceeds from the offering, including the 6.50% Senior Notes purchased pursuant to the overallotment option, after deducting the Underwriters’ discount and the estimated offering expenses payable by the Company, were approximately $145.0 million.

The public offering of our 6.50% Senior Notes was conducted pursuant to an underwriting agreement dated December 8, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, a related party, as representative of several underwriters.

The 6.50% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 6.50% Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 6.50% Senior Notes bear interest at the rate of 6.50% per annum. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022. The 6.50% Senior Notes will mature on December 31, 2026.

For further information, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Foreign Operations

Our operations in Denmark, including through our recent acquisition of VODA, provide comprehensive services to companies in the waste-to-energy and biomass to energy sector of the power generation market, currently primarily in Europe. Our operations in Italy provide custom-engineered comprehensive wet and dry cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. Our operations in Scotland primarily provide boiler cleaning technologies and systems primarily to Europe. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets.

The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations.

For additional information on the geographic distribution of our revenues, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Competition

With over 150 years of experience, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. We have supplied highly-engineered energy and environmental equipment in more than 90 countries. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation, environmental control equipment, and cooling systems and services. Each segment’s primary competitors are summarized as follows:

B&W Renewable segment	B&W Environmental segment	B&W Thermal segment
CNIM Group	Hamon	GE(1)
Hitachi Zosen	Enexio	MH Power Systems(1)
Martin	Seagull	Babcock Power(1)
Keppel Seghers	Paharpur	Doosan(1)
Valmet	Evapco	Clyde Bergemann
Andritz	SPG Dry	Enerfab
Steinmuller	Radscan AB	TEI Construction
	LAB	APComPower
Azco, Inc.
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

Human Capital Resources

Human Capital Management

At December 31, 2021, we had approximately 1,800 employees worldwide, of which approximately 1,750 were full-time. Approximately 400 of our hourly employees are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We successfully renegotiated two union contracts in 2021 and have one that will expire in early 2023. We consider our relationships with our employees and unions to be in good standing.

Workforce Engagement

We believe an engaged global workforce is critical to our success as we work to profitably grow our business as a leading supplier of clean and sustainable energy solutions.

B&W is known for having a dedicated, long-tenured workforce and for having some of the best, most experienced employees in the industries we serve. Our ability to attract and retain this exceptional talent requires a commitment to open communication about the company’s business, strategy and results with our employees and a globally diverse, inclusive and supportive workplace that provides opportunities for growth and career development. It also requires programs that enhance employees’ overall work experience. We have implemented the Responsible and Flexible Workplace Program (“ReFlex”) in the U.S. that provides employees with flexibility in where they work and various work-from-home policies across many of our global operations. While COVID-19 has continued to impact life throughout the world, our employees have remained diligent, customer focused and resilient, and progressive employment programs like ReFlex have provided us with an important competitive advantage. They allow us to keep our facilities running, deliver on our projects and ensure our customers’ needs are met, while also safeguarding the safety and health of our employees. Through ReFlex, our employees have needed flexibility and autonomy in how they work, particularly during these unprecedented times.

Compensation and Benefits

We also believe it is important to provide competitive compensation and benefits programs for our employees. In addition to salaries, we offer the following benefits, among others, which vary by employee level and by the country where the employees are located:

•bonuses,
•stock awards,
•retirement programs (including pension and savings plans),
•health savings and flexible spending accounts,
•paid time off,
•paid parental leave,
•disability programs,
•and employee assistance programs.

Core Values

At B&W, our values of safety, ethics, quality, integrity, respect and agility are at the foundation of our business, and we are focused on efficiently ingraining new employees into that culture, whether they join through the normal recruiting and hiring process, or as we have grown our company through strategic acquisitions. We also believe in the importance of being a good corporate citizen, providing and supporting opportunities for our employees to make a positive impact in the communities where they live and work.

Our Board is actively engaged with our workforce practices and policies, and regularly receives updates and provides input on key culture topics, including employee engagement, employee development and succession planning.

Patents and Patent Licenses

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

Government Regulations

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including those relating to:

•the construction and manufacture of renewable, environmental and thermal products;
•clean air and other environmental protection legislation;
•taxation of domestic and foreign earnings;
•tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;
•user privacy, security, data protection, content, and online-payment services;
•intellectual property;
•transactions in or with foreign countries or officials; and
•use of local employees and suppliers.

For further discussion, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (the “SEC”). In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, and

Compensation Committees of our Board; and our Modern Slavery Transparency Statement. We are not including the information contained in our website as part of or incorporating it by reference into this Annual Report.

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

Risks Related to Our Operations

Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, have been, and continue to be, adversely affected by the global COVID-19 outbreak and may be adversely affected by other similar outbreaks.

When a pandemic or outbreak of an infectious disease occurs, our business, financial condition and results of operations may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and subsequently spread globally. The ongoing impact of COVID-19, including new strains such as the delta and omicron variants, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. This global pandemic has disrupted business operations, global supply chain logistics, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on the changes in the severity of the virus in these countries and localities. These restrictions, including travel and curtailment of other activity, negatively impact our ability to conduct business. The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. These varying and changing events have caused many of the projects we had anticipated would begin in 2021 to be delayed into 2022 and potentially beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2022 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we have incurred additional costs to protect our employees as well as, advising those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent outbreaks, as well as the availability, effectiveness and acceptance of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

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

In prior years, we have experienced these risks with several large loss contracts in our B&W Renewable and B&W Environmental segments, which resulted in significant losses for our operations, impaired our liquidity position and had previously resulted in substantial doubt regarding whether we would be able to continue to operate as a going concern. If we were to experience these risks again in the future, our business, results of operations, financial condition and liquidity may be materially and adversely affected.

Disputes with customers with long-term contracts could adversely affect our financial condition.

We routinely enter into long-term contracts with customers. Under long-term contracts, we may incur capital expenditures or other costs at the beginning of the contract that we expect to recoup through the life of the contract. Some of these contracts provide for advance payments to assist us in covering these costs and expenses. A dispute with a customer during the life of a long-term contract could impact our ability to receive payments or otherwise recoup incurred costs and expenses.

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

A material disruption at one of our manufacturing facilities or a third-party manufacturing facility that we have engaged could adversely affect our ability to generate sales and result in increased costs.

Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our significant manufacturing or services facilities. Equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial condition and results of operations.

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

Our growth strategy includes strategic acquisitions, which we may not be able to consummate or successfully integrate.

We have made acquisitions to grow our business, enhance our global market position and broaden our industrial tools product offerings and intend to continue to make these acquisitions. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions due to COVID-19 impacts on our financial results, the reluctance of target companies to sell in current markets, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations also may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned and may not realize the planned benefits from our acquisitions. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”). On November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”). On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc.. On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC.. The success of these acquisitions, as well as our ability to realize their anticipated benefits, depends in large part on our ability to successfully integrate each business. This integration is complex and time consuming, and failure to successfully integrate either business may prevent us from achieving the anticipated benefits of the acquisitions. Potential difficulties we may encounter as part of the integration process include (i) the inability to successfully integrate transportation networks; (ii) complexities and unanticipated issues associated with integrating the businesses’ complex systems, technologies and operating procedures; (iii) integrating workforces while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; and (vi) the inability to improve on historical operating results.

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

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog was $639 million at December 31, 2021 and $535 million at December 31, 2020. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Any accident or failure at a site where we have provided products or services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. We have been, and in the future, we may be, named as defendants in lawsuits asserting large claims as a result of litigation arising from events such as those listed above. Such claims may damage our reputation, regardless of whether we are ultimately deemed responsible.

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

If we fail to develop new products, or customers do not accept our new products, our business could be adversely affected.

Our ability to develop innovative new products can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development, production or commercialization of new products, or failure to gain market acceptance of new products and technologies, may reduce future sales and adversely affect our competitive position. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems, experience development cost overruns, or the market does not accept our new products, then our financial condition, results of operations, cash flows and liquidity could be adversely affected.

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

We estimate that 47%, 43% and 45% of our consolidated revenues in 2021, 2020 and 2019, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United

States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

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

Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and our failure to estimate customer demand properly may result could have an adverse impact on our business and operating results and our relationships with customers.

We are reliant on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and this reliance could have an adverse impact on our business and operating results. A reduction or interruption in supply, including disruptions due to the COVID-19 pandemic, a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements for components or raw materials based on our business needs, or volatility in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations.

Our operations use raw materials in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as-needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although no serious shortage exists at the present time, growth in the global economy may exacerbate pressures on us and our suppliers, which could affect our operating and financial results.

Risks Related to Our Liquidity and Capital Resources

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2021 was $52.8 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $35.5 million as of December 31, 2021. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $51.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $188.3 million. The aggregate value of the letters of credit backstopping surety bonds was $13.1 million.
Our ability to obtain and maintain sufficient capacity under our debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. At December 31, 2021, goodwill and other indefinite-lived intangible assets totaled $160.3 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of

Operations. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final balances in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their obligations. As a result, the failure by customers to meet their payment obligations, or a mere delay in making those payments, could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects and we may be subject to additional losses if our partners are unable to meet their contractual obligations.

In addition, the deterioration of macroeconomic conditions or negative trends in the global credit markets could have a negative impact on relationships with customers and our ability to collect on trade receivables, with possible adverse effects on our business, financial condition, results of operations and cash flows.

The transition away from LIBOR may negatively impact our operating results.

LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt. On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, and administrator, ICE Benchmark Administration, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. The United States Federal Reserve also issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all debt instruments with LIBOR as the referenced rate and how this will impact our cost of variable rate debt. We will also need to consider any new contracts and whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

As of December 31, 2021, no borrowings have occurred under the Revolving Credit Agreement which are currently subject to changes in LIBOR. Our senior notes have fixed interest rates and are not subject to changes in LIBOR or other benchmarks.

The financial and other covenants in our debt agreements may adversely affect us.

Our Debt Facilities contain financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives should we take on additional indebtedness for acquisition or other strategic objectives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. Our compliance with the covenants of our Debt Facilities may be adversely affected by severe market contractions or disruptions, such as those caused by the COVID-19 pandemic, to the extent they reduce our earnings for a prolonged period and we are not able to reduce our debt levels or cost structure accordingly. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.

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

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act went into effect in January 2020, with a lookback to January 2019, and placed additional requirements on the handling of personal data.

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

Many aspects of our operations and properties are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to:
•the construction and manufacture of renewable, environmental and thermal products;
•clean air and other environmental protection legislation;
•taxation of domestic and foreign earnings;

•tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;
•user privacy, security, data protection, content, and online-payment services;
•intellectual property;
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

Our business and our customers’ businesses are required to obtain, and to comply with, national, state and local government permits and approvals.

Our business and our customers’ businesses are required to obtain, and to comply with, national, state and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including, but not limited to:
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

Risks Related to Our International Operations

Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export-control measure packages.

Based on the public statements to date, these packages may include:

•comprehensive financial sanctions against Russian banks (including SWIFT cut off);
•additional designations of Russian individuals with significant business interests and government connections;
•designations of individuals and entities involved in Russian military activities;
•enhanced export controls and trade sanctions targeting Russia's import of certain goods;
•closure of airspace to Russian aircraft.

Moreover, as the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia.

We do not currently have contracts directly with Russian entities or businesses and we currently do not do business in Russia directly. We believe the Company’s only involvement with Russia or Russian-entities, involves sales of our products by a wholly-owned Italian subsidiary of the Company to non-Russian counterparties who may resell our products to Russian entities or perform services in Russia using our products. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact our subsidiary’s rights and responsibilities under the contracts and could result in potential losses to the Company.

The impact the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations.

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

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 40%, 45% and 46%of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include, but are not limited to:
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

We have international operations primarily in Europe, Canada, and Mexico. For the year ended December 31, 2021, international operations accounted for approximately 40% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. We do not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs.

Further, uncertainties about future tariff changes could result in mitigation actions that prove to be ineffective or detrimental to our business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had an aggregate of approximately 86.3 million shares of common stock outstanding, approximately 25.1 million shares of which were held by B. Riley not including approximately 1.5 million shares of our common stock issuable upon exercise of the warrants held by B. Riley. We entered into a registration rights agreement with B. Riley and other shareholder on April 30, 2019, pursuant to which B. Riley has customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the registration rights agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley and the other shareholders party thereto. We are also required to register for resale any additional shares of our common stock that B. Riley may acquire in the future.

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

B. Riley has significant influence over us.

As of December 31, 2021 B. Riley controls approximately 30.3% of the voting power represented by our common stock. B. Riley has the right to nominate three members of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. The services of our Chief Executive Officer are provided to us by B. Riley pursuant to a consulting agreement. As a result of these arrangements, B. Riley has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Further, if B. Riley were to act together with other shareholders on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. B. Riley can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley may have an adverse effect on the price of our common stock, and the interests of B. Riley may not be consistent with the interests of our other shareholders.

We do not currently pay regular dividends on our common stock, so holders of our common stock may not receive funds without selling their shares of our common stock.

We have no current intent to pay a regular dividend on our common stock. Our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of applicable law, contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, and other factors our board of directors deems relevant. Accordingly, our shareholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.

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

In the year ending December 31, 2021, we issued 7.7 million shares of our 7.75% Series A Cumulative Perpetual Preferred Stock.

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

Sections 382 and 383 of the Code limits for U.S. federal income tax purposes, the annual use of NOL carryforwards, disallowed interest carryforwards and tax credit carryforwards, respectively, following an ownership change. Under Section 382 of the Code, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019 as a result of the Equitization Transactions. If the Company experiences subsequent ownership changes, certain NOL carryforwards (including previously disallowed interest carryforwards) may be subject to more than one section 382 limitation.

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

We outsource certain business processes to third-party vendors and have certain business relationships that subject us to risks, including disruptions in business which could increase our costs.

We outsource some of our business processes to third-party vendors. We make a diligent effort to ensure that all providers of these outsourced services are observing proper internal control practices; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services or our inability to arrange for alternative providers on favorable terms in a timely manner could disrupt our business, increase our costs or otherwise adversely affect our business and our financial results.

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

As of December 31, 2021, our defined benefit pension and postretirement benefit plans were underfunded by approximately $174.9 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the primary segment, location and general use of each of our principal properties that we own or lease at December 31, 2021.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
B&W Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2023)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Vejen, Denmark	Administrative office	Leased (2022)
Freeport, Illinois	Administrative office	Leased (2026)
B&W Environmental segment
Paruzzaro, Italy	Administrative offices	Leased (2024)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2023)
B&W Thermal segment
Akron, Ohio	Administrative offices	Leased (2034)
Lancaster, Ohio	Manufacturing facility	Leased (2041)
Copley, Ohio	Warehouse / service center	Leased (2033)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2024)
We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 22 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which we incorporate by reference into this Item.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW.

As of January 31, 2022, there were approximately 950 record holders of our common stock.

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended December 31, 2021. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2021	—	$—	—	$—
November 2021	13,150	$6.21	—	$—
December 2021	—	$—	—	$—
Total	13,150	$6.21	—	$—
(1) Acquired shares are recorded in treasury stock in our Consolidated Balance Sheets.

The following graph provides a comparison of our cumulative total shareholder return over five years through December 31, 2021 to the return of the S&P 500, the Russell 2000 and our custom peer group.

Babcock & Wilcox Enterprises, Inc.
S&P 500
Russell 2000
Custom Peer Group
225
200
175
150
125
100
75
50
25
Index value
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
Period ending

(1)Assumes initial investment of $100 on December 31, 2016.
The peer group used for the comparison above is comprised of the following companies:

AMETEK Inc.	Curtiss-Wright Corp.	Idex Corp.
CECO Environmental Corp.	Dycom Industries Inc.	MasTec Inc.
Chart Industries Inc.	Enerpac Tool Group Corp.	Primoris Services Corp.
CIRCOR Int. Inc.	Flowserve Corp.	SPX Corp.
Crane Co.	Harsco Corp.	Tetra Tech, Inc.

Unregistered Sales of Equity Securities

On June 1, 2021, the Company and B. Riley, a related party, entered into an agreement pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then existing term loans with B. Riley under the Company’s prior A&R Credit Agreement (the “A&R Credit Agreement”). The shares of Preferred Stock issued to B. Riley in the exchange were offered pursuant to the exemption from registration under the Securities Act in Rule 506 of Regulation D under Section 4(a)(2) thereof.

Item 6. [Reserved]

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

BUSINESS OVERVIEW

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

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

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus contingent consideration of up to $10 million, valued at $8.8 million. Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 and employs approximately 120 people. It has a strong track record of successfully completing solar projects profitably with union labor and has aligned its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction is reported as part of our B&W Renewable segment, and operates under the name Fosler Solar, a Babcock & Wilcox company.

On November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”) through our wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL, for approximately $32.9 million. VODA is a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. VODA employs approximately 65 people mainly in Denmark and Sweden. We believe VODA will solidify our platform for our renewable service business in Europe and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. VODA is reported as part of our B&W Renewable segment. We plan to form B&W Renewable Services to integrate VODA and our waste-to-energy and biomass aftermarket services businesses.

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.1 million, excluding working capital adjustments. Fossil Power Systems, Inc., is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. Fossil Power Systems, Inc. will initially be reported as part of our B&W Thermal segment.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19 million, excluding working capital adjustments. Optimus designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries , including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries, LLC will be reported as part of our B&W Thermal segment.

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

In addition, we continue to evaluate further dispositions, opportunities for additional cost savings and opportunities for subcontractor recoveries and other claims where appropriate and available. If the value of our business was to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

RESULTS OF OPERATIONS–YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Components of Our Results of Operations

Revenue

Our revenue is the total amount of income generated by our business and consists primarily of income from our renewable, environmental and thermal technology solutions we provide to a broad range of industrial electric utility and other customers.

Revenue from our operations is assessed based on our three market-facing segments, Babcock & Wilcox Renewable, Babcock & Wilcox Environmental and Babcock & Wilcox Thermal.

Operating Income

Operating income consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

Net Income

Net income consists primarily of operating income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans.

Consolidated Results of Operations

The following discussion of our business segment results of operations includes a discussion of adjusted EBITDA, which when used on a consolidated basis is a non-GAAP financial measure. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of net income (loss), the most directly comparable GAAP measure, to adjusted EBITDA is included in “Non-GAAP Financial Measures” below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period.

	Year ended December 31,
(in thousands)	2021	2020	2019
Revenues:
B&W Renewable segment	$156,800	$156,187	$205,551
B&W Environmental segment	133,826	107,968	275,635
B&W Thermal segment	433,329	304,968	409,744
Eliminations	(592)	(2,806)	(31,819)
	$723,363	$566,317	$859,111

	Year ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA
B&W Renewable segment (1)	$23,219	$24,957	$1,617
B&W Environmental segment	11,773	3,503	12,553
B&W Thermal segment	49,143	36,052	52,235
Corporate	(12,467)	(14,425)	(17,579)
Research and development costs	(1,093)	(4,379)	(2,861)
	$70,575	$45,708	$45,965
(1) Adjusted EBITDA for 2020 includes a $26 million non-recurring loss recovery related to certain historical EPC loss contracts.

2021 vs 2020 Consolidated Results

Revenues increased by $157.0 million to $723.4 million in 2021 as compared to $566.3 million in 2020, primarily attributable to a higher level of activity in our Thermal and Environmental segments which were both adversely impacted by COVID-19 in the prior year and the acquisitions of Fosler Construction and VODA in our Renewable segment. Segment specific changes are discussed in further detail in the sections below

Net income (loss) increased by $41.8 million to $31.5 million in 2021 as compared to $(10.3) million. Operating income (loss) increased $22.6 million to $20.8 million in 2021 as compared to $(1.7) million in 2020. The increase is primarily due to the revenue increase described above, contributions from the Fosler Construction and VODA acquisitions and the recognition of a settlement from a subcontractor to reimburse the Company for project costs related to three of the Renewable EPC loss contracts as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. These increases were also partially offset by the non-recurring loss recovery of $26.0 million recognized in the prior year under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts, as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Restructuring expenses, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, income taxes and gains (losses) on dispositions are discussed in further detail in the sections below.

2020 vs 2019 Consolidated Results

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

Net loss improved $118.7 million to $(10.3) million in 2020 from $(129.0) million in 2019. Operating losses improved $27.6 million to $(1.7) million in 2020 from $(29.4) million in 2019, primarily due to the insurance loss recovery of $26.0 million and a lower level of losses on the EPC loss contracts, partially offset by the divestiture of Loibl and the impacts of COVID-19 in the B&W Renewable segment, as well as a decline in volume in the B&W Environmental and B&W Thermal segments related primarily to COVID-19. Restructuring expenses, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, income taxes and gains (losses) on dispositions are discussed in further detail in the sections below.

Year-over-year comparisons of our results from net income (loss) were also impacted by:

•$4.9 million, $11.8 million and $11.7 million of restructuring costs were recognized in 2021, 2020 and 2019, respectively, and are more fully described in Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$2.7 million, $4.4 million and $9.1 million of financial advisory service fees were recognized in 2021, 2020 and 2019, respectively. Financial advisory service fees are included in advisory fees and settlement costs in our Consolidated Statement of Operations.
•$5.5 million, $6.4 million and $11.8 million of legal and other advisory fees were recognized in 2021, 2020 and 2019, respectively. These fees are related to the contract settlement and liquidity planning and are included in advisory fees and settlement costs in our Consolidated Statement of Operations.
•$6.5 million, $(6.2) million and $(4.0) million of gain (loss) on debt extinguishment in 2021, 2020 and 2019, respectively.
•$1.8 million, $0.1 million and $3.6 million of loss on sale of business in 2021, 2020 and 2019, respectively.
•$15.5 million, $(23.2) million and $8.8 million of actuarially determined mark to market (“MTM”) gains (losses) on our pension and other post-retirement benefits in 2021, 2020 and 2019, respectively. MTM losses are further described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$4.9 million, $2.1 million and $0.5 million of litigation legal costs were recognized in 2021, 2020 and 2019, respectively. These fees are included in advisory fees and settlement costs in our Consolidated Statement of Operations.
•$6.6 million of settlement cost was recognized in 2019 in connection with an additional European waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started and is included in advisory fees and settlement costs in our Consolidated Statement of Operations.
•$4.8 million of costs related to completed and potential acquisitions were recognized in 2021. These costs are included in selling, general and administrative expenses in our Consolidated Statement of Operations.

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

	Year ended December 31,
(In approximate millions)	2021	2020
B&W Renewable(1)	$294	$116
B&W Environmental	148	147
B&W Thermal	337	390
Other/eliminations	—	(8)
Bookings	$779	$645
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the years ended December 31, 2021 and 2020 was $15.0 million and $(14.7) million, respectively.

Our backlog as of December 31, 2021 and 2020 was as follows:

	As of December 31,
(In approximate millions)	2021	2020
B&W Renewable(1)	$394	$208
B&W Environmental	123	106
B&W Thermal	126	226
Other/eliminations	(4)	(5)
Backlog	$639	$535
(1)     B&W Renewable backlog at December 31, 2021, includes $149.1 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at December 31, 2021, we expect to recognize revenues as follows:

(In approximate millions)	2022	2023	Thereafter	Total
B&W Renewable	$204	$56	$134	$394
B&W Environmental	89	11	23	123
B&W Thermal	108	15	3	126
Other/eliminations	(4)		—	(4)
Expected revenue from backlog	$397	$82	$160	$639

Non-GAAP Financial Measures

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses on asset sales, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 4 to the Consolidated Financial Statements, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. As previously disclosed, the Company changed its reportable segments in 2020 and has recast prior period results to account for this change. Additionally, the Company redefined its definition of adjusted EBITDA to eliminate the effects of certain items including the loss from a non-strategic business, interest on letters of credit included in cost of operations and loss on business held for sale. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$31,538	$(10,297)	$(129,039)
Interest expense	41,359	60,713	95,266
Income tax (benefit) expense	(2,224)	8,179	5,286
Depreciation & amortization	18,337	16,805	23,605
EBITDA	89,010	75,400	(4,882)

Benefit plans, net	(48,142)	(5,600)	(22,800)
Gain on sales, net	(13,984)	(3,155)	(339)
(Gain) loss on debt extinguishment	(6,530)	6,194	3,969
Stock compensation	10,476	4,587	3,376
Restructuring activities and business services transition costs	10,726	11,849	11,707
Advisory fees for settlement costs and liquidity planning	5,480	6,357	11,824
Litigation legal costs	4,894	2,137	475
Acquisition pursuit and related costs	4,841	—	—
Product development (1)	4,713	—	—
Foreign exchange	4,294	(58,799)	16,602
Financial advisory services	2,709	4,384	9,069
Other - net	1,489	1,128	(285)
Loss from business held for sale	483	467	5,850
Loss from a non-strategic business	116	2,559	5,518
Settlement cost to exit contract (2)	—	—	6,575
Income from discontinued operations	—	(1,800)	(694)
Adjusted EBITDA (3)	$70,575	$45,708	$45,965

(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) In March 2019, we entered into a settlement in connection with an additional B&W Renewable waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.
(3) Adjusted EBITDA for the twelve months ended December 31, 2020 includes a $26 million non-recurring loss recovery related to certain historical EPC loss contracts in the third quarter.

	Year ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA
B&W Renewable segment (1)	$23,219	$24,957	$1,617
B&W Environmental segment	11,773	3,503	12,553
B&W Thermal segment	49,143	36,052	52,235
Corporate	(12,467)	(14,425)	(17,579)
Research and development benefit (costs)	(1,093)	(4,379)	(2,861)
	$70,575	$45,708	$45,965
(1) Adjusted EBITDA for the twelve months ended December 31, 2020 includes a $26 million non-recurring loss recovery related to certain historical EPC loss contracts in the third quarter.

B&W Renewable Segment Results

	Year ended December 31,			Year ended December 31,
(in thousands)	2021	2020	$ Change	2020	2019	$ Change
Revenues	$156,800	$156,187	$613	$156,187	$205,551	$(49,364)
Adjusted EBITDA	$23,219	$24,957	$(1,738)	$24,957	$1,617	$23,340

2021 vs 2020 results

Revenues in the B&W Renewable segment increased $0.6 million, to $156.8 million in 2021 compared to $156.2 million in 2020. The increase in revenue is primarily due to the acquisitions of Fosler Construction and VODA on September 30, 2021 and November 30, 2021, respectively, and higher part sales offset by the timing of a large project order slipping into early 2022.

Adjusted EBITDA in the B&W Renewable segment decreased $1.7 million, to $23.2 million in 2021 compared to $25.0 million in 2020. The decrease is primarily due to the non-recurring loss recovery of $26.0 million recognized in 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts offset by higher revenue volume and the acquisitions of Fosler Construction and VODA, as described above, in addition to recognition of a settlement from a subcontractor to reimburse the Company for project costs related to three of the Renewable EPC loss contracts as described in as described in Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

2020 vs 2019 results

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

Adjusted EBITDA in the B&W Renewable segment improved $23.3 million to $25.0 million in 2020 compared to $1.6 million in 2019. The improvement is primarily due to the loss recovery of $26.0 million recognized in 2020 under an October 10, 2020 settlement agreement with an insurer in connection with five of the six European B&W Renewable EPC loss contracts. In addition the B&W Renewable segment incurred lower costs in 2020 to complete the six European B&W Renewable EPC loss contracts which included $3.7 million and $6.9 million in net losses, including warranty in 2020 and 2019, respectively. The Adjusted EBITDA improvement was also partially offset by the divestiture of Loibl and lower volume.

B&W Environmental Segment Results

	Year ended December 31,			Year ended December 31,
(In thousands)	2021	2020	$ Change	2020	2019	$ Change
Revenues	$133,826	$107,968	$25,858	$107,968	$275,635	$(167,667)
Adjusted EBITDA	$11,773	$3,503	$8,270	$3,503	$12,553	$(9,050)

2021 vs 2020 results

Revenues in the B&W Environmental segment increased 24%, or $25.9 million to $133.8 million in 2021 compared to $108.0 million in 2020. The increase is primarily driven by the postponement of several new projects in the prior year due to COVID-19 which have since resumed in addition to higher overall volume in our ASH project business.

Adjusted EBITDA in the B&W Environmental segment was $11.8 million in 2021 compared to $3.5 million in 2020. The increase is driven primarily by higher volume, as described above.

2020 vs 2019 results

Revenues in the B&W Environmental segment decreased 61%, or $167.7 million, to $108.0 million in 2020 from $275.6 million in 2019. The decrease is primarily due to the completion of large construction projects in the prior year and a lower level of activity primarily due to the postponement of new projects by several customers as a result of COVID-19. B&W Environmental’s two significant legacy loss contracts, generated revenues of $4.1 million and $18.8 million in 2020 and 2019, respectively.

Adjusted EBITDA in the B&W Environmental segment decreased $9.1 million to $3.5 million in 2020 compared to $12.6 million in 2019. The decline is primarily attributable to the impacts of lower volume, the effects of which were partially offset by a lower percentage of overhead being allocated to the segment that were not previously allocated to other segments.

B&W Thermal Segment Results

	Year ended December 31,			Year ended December 31,
(In thousands)	2021	2020	$ Change	2020	2019	$ Change
Revenues	$433,329	$304,968	$128,361	$304,968	$409,744	$(104,776)
Adjusted EBITDA	$49,143	$36,052	$13,091	$36,052	$52,235	$(16,183)

2021 vs 2020 results

Revenues in the B&W Thermal segment increased 42%, or $128.4 million, to $433.3 million in 2021 compared to $305.0 million generated in 2020. The revenue increase is attributable to a higher level of activity on construction projects, an increase in volume in our package boilers and parts business and the adverse impacts of COVID-19 which significantly impacted prior year revenues, as described below.

Adjusted EBITDA in the B&W Thermal segment increased $13.1 million to $49.1 million in 2021 compared to $36.1 million in 2020, which is mainly attributable to the increase in volume as described above and continued cost savings and restructuring initiatives benefiting the current year.

2020 vs 2019 results

Revenues in the B&W Thermal segment decreased 26%, or $104.8 million, to $305.0 million in 2020 compared to $409.7 million in 2019. The revenue decrease is attributable to the completion of large construction projects in the prior year in addition to the adverse impacts of COVID-19 resulting in lower parts, construction, package boilers and international service orders.

Adjusted EBITDA in the B&W Thermal segment decreased 31%, or $16.2 million, to $36.1 million in 2020 compared to $52.2 million in 2019, primarily attributable to lower volume of project activity and a higher percentage of overhead being allocated to the segment that was previously allocated to other segments, the effects of which were partially offset by favorable product mix and a full period of cost savings and restructuring initiatives benefiting the 2020 year.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $2.0 million to $12.5 million in year ended December 31, 2021 as compared to $14.4 million incurred in the year ended December 31, 2020. The decrease is primarily due to an increase in the allocation of corporate costs to the reporting segments, lower personnel costs and audit and director fees partially offset by an increase in the bonus expense of $1.0 million. Corporate costs decreased $3.2 million to $14.4 million in the year ended December 31, 2020 as compared to $17.6 million in the year ended December 31, 2019, primarily due to decreased bonus costs recognized for the year ended December 31, 2020.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs increased $0.2 million to $13.1 million in the year ended December 31, 2021 as compared to $12.9 million in the corresponding period of 2020. The change is primarily due to increased use of external consultants in 2021. Advisory fees and settlement costs decreased by $15.1 million to $12.9 million in the year ended December 31, 2020 as compared to $27.9 million in the year ended December 31, 2019, primarily due to settlement costs to exit a certain B&W Renewable EPC contract in the first quarter of 2019 and also due to reduced use of external consultants in 2020 as the Company staffed certain positions internally.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce their cost and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers’ expectations. Research and development (benefit) expenses totaled $1.6 million, $4.4 million and $2.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. The change resulted primarily from timing of specific research and development efforts and the recognition of approximately $0.9 million in 2021 related to certain credits.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $4.9 million, $11.8 million and $11.7 million of expense in the years ended December 31, 2021, 2020 and 2019, respectively. The charges primarily consist of severance related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiatives.

Transition Costs

Transition costs across our corporate and business functions resulted in $5.9 million of expense in the year ended December 31, 2021. These charges primarily result from non-recurring actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Consolidated Statement of Operations,

Depreciation and Amortization

Depreciation expense was $9.7 million, $11.3 million and $19.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. In December 2019, we consolidated all of our Barberton and most of our Copley, Ohio operations into new, leased office space in Akron, Ohio and $4.9 million of accelerated depreciation was recognized during the year ended December 31, 2019.

Amortization expense was $8.6 million, $5.5 million and $4.3 million in the year ended December 31, 2021, 2020, and 2019, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits before MTM were $32.7 million, $28.8 million and $14.0 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Our pension costs also include MTM adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. Total MTM adjustments for our pension benefit plans were gains of $15.3 million for the twelve months ended months ended December 31, 2021. Total MTM adjustments for our other postretirement benefit plans were gains of $0.2 million during the twelve months ended December 31, 2021. Pension benefits, excluding MTM adjustments of a loss of $23.2 million and a gain of $8.8 million, were $28.8 million and $14.0 million in the years ended December 31, 2020 and 2019, respectively.

The following sensitivity analysis reflects the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2021:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(28.0)	$29.3
Effect on projected benefit obligation	(31.0)	32.8
Return on assets:
Effect on ongoing net periodic benefit cost	(2.6)	2.6
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2021 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Refer to Note 13 to the Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Foreign Exchange

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in Consolidated Statements of Operations.

Foreign exchange was a gain/(loss) of $(4.3) million, $58.8 million and $(16.6) million for the years ended December 31, 2021, 2020, and 2019, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations. Foreign exchange gains in 2020 were primarily driven by a weakening U.S. dollar compared to the underlying European currencies and changes in intercompany loan balances denominated in Danish Krone that averaged over $500 million throughout the year. The 2020 loan balances denominated in Danish Krone were converted to equity in 2020.

Income Taxes

	Year ended December 31,
(In thousands, except for percentages)	2021	2020	2019
Income (loss) before income taxes	$29,314	$(3,918)	$(124,447)
Income tax expense (benefit)	$(2,224)	$8,179	$5,286
Effective tax rate	(7.6)%	(208.8)%	(4.2)%

Our effective tax rate in 2021 reflects a valuation allowance against deferred tax assets in jurisdictions other than Mexico, Canada, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, the United Kingdom, Sweden and certain United States state jurisdictions.

The decrease in our income tax expense in 2021 compared to 2020 is primarily attributable to a $8.7 million reduction in the valuation allowance on net operating losses and temporary deductible benefits in certain states that are now expected to be recovered.

The increase in our income tax expense in 2020 compared to 2019 is primarily attributable to additional income in our profitable foreign subsidiaries, additional foreign withholding taxes incurred on cross-border transactions, and a $1.1 million deferred tax liability related to unremitted earnings of certain foreign subsidiaries.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our recent revolving credit agreement, senior notes, and equity offerings, including our Preferred Stock, each of which are described below and in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report in further detail along with other sources of liquidity.

During 2021, we executed the following actions:

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
•on February 12, 2021, we received gross proceeds of approximately $125.0 million after completing an issuance of our $125.0 million aggregate principal amount of 8.125% Senior Notes, in a public offering through B. Riley Securities, Inc., a related party, as representative of several underwriters in the senior notes offering. Net proceeds received were approximately $120.0 million after deducting underwriting discounts and commissions, but before expenses;
•on March 15, 2021, we completed the sale of certain fixed assets for the Copley, Ohio location for $4.0 million, received $3.3 million of net cash proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033;
•in May 2021, we completed a public offering of our Preferred Stock, in which we ultimately issued an aggregate 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses, as described in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•in June 2021, we issued 2,916,880 shares of our Preferred Stock and paid $0.4 million in cash to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then-existing Tranche A-3 term loan and paid $0.9 million in cash for accrued interest due to B. Riley, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. As a result of such deemed prepayment, the total amount outstanding under our Last Out Term Loans was reduced to zero;
•on June 30, 2021, September 30, 2021 and December 31, 2021, we paid dividends on our outstanding Preferred Stock totaling $1.7 million, $3.7 million and $3.7 million, respectively, as described in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•on June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and swing loan lender which provides for an up to $50.0 million asset-based revolving credit facility, including a $15 million letter of credit sublimit and a $5 million swingline sublimit. In addition, we entered into a Letter of Credit Agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC has agreed to issue up to $110 million in letters of credit secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”). Lastly, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, pursuant to which we shall reimburse MSD and any other cash collateral provider to the extent the up to $110 million of cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit, as described in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•in August 2021, we completed the sale of certain real property assets at our Lancaster, Ohio location for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041;
•on September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”) for approximately $27.2 million in cash plus contingent consideration arrangement, initially valued at $8.8 million, with a maximum value up to $10.0 million if a certain revenue target is achieved in 2022;
•on November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”) for approximately $32.9 million;
•on December 13, 2021, we completed a public offering of $140.0 million aggregate principal amount of our 6.50% senior notes due 2026 (the “6.50% Senior Notes”) and a subsequent exercise of $11.4 million aggregate principal of our 6.50% senior notes due 2026 by the underwriters was completed on December 30, 2021. At the completion of the offering and exercise, we received net proceeds of approximately $145.8 million after deducting underwriting discounts, commissions, and before expenses;
•as of December 31, 2021, we issued additional shares of our Preferred Stock for $7.7 million net proceeds under the sales agreement as described in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•as of December 31, 2021, we issued an additional $26.2 million aggregate principal amount of 8.125% Senior Notes for $26.6 million net proceeds under the March 31, 2021 sales agreement as described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•on February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.1 million, excluding working capital adjustments as described in Note 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report;
•on February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19 million, excluding working capital adjustments as described in Note 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

See Note 14, Note 15, Note 16, Note 17, Note 18 and Note 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information on our external sources of financing and equity offerings.

As part of the Company’s ongoing response to the impact of the COVID-19 pandemic on its business, the Company continues to take a number of cash conservation and cost reduction measures which include:

•utilizing options for government loans and programs in the U.S. and abroad that are appropriate and available; and
•deferring the remaining $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021, in accordance with the American Rescue Plan Act of 2021 (the “ARPA relief plan”) signed into law in March 2021.

Cash and Cash Flows

At December 31, 2021, our unrestricted cash and cash equivalents totaled $224.9 million and we had total debt of $340.3 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $42.1 million of our total unrestricted cash and cash equivalents at December 31, 2021. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $0.4 million of restricted cash at December 31, 2021 related to collateral for certain letters of credit.

Cash used in operations was $111.2 million in the year ended December 31, 2021, which is primarily attributable to the $60.8 million reduction in pension, postretirement and employee benefit liabilities and a $62.2 million net decrease in operating cash outflows associated with changes in working capital. In the year ended December 31, 2020, cash used in operations was $40.8 million which is primarily the result of the change in accounts payable.

Cash flows from investing activities used net cash of $33.5 million in the year ended December 31, 2021, primarily due to the acquisition of business of $55.3 million and $6.7 million of capital expenditures, offset by proceeds from the sale of business and assets of $25.4 million. In the year ended December 31, 2020, cash flows from investing activities provided net cash of $2.2 million, primarily related to $8.0 million from the settlement of remaining escrows associated with the sale of Palm Beach Resource Recovery Corporation and the MEGTEC and Universal businesses, offset by the net change in available-for-sale securities and $8.2 million of capital expenditures.

Cash flows from financing activities provided net cash of $302.8 million in the year ended December 31, 2021, primarily related to the issuance of common stock, senior notes and preferred stock offset by$75.4 million of repayments of the Last Out Term Loans, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $24.6 million of financing fees. Cash flows from financing activities provided net cash of $44.1 million in the year ended December 31, 2020, primarily related to $70.0 million face value borrowings from the Last Out Term Loans offset by $14.7 million of net repayments from the prior U.S. Revolving Credit Facility and $10.6 million of financing fees.

Debt Facilities

As described in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on June 30, 2021, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop or replace certain letters of credit issued under our previous A&R Credit Agreement, for which commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021.

Last Out Term Loans

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available.

The Company recognized a loss on debt extinguishment of $6.2 million for the year ended December 31, 2020, primarily representing the unamortized value of the original issuance discount and fees on the Tranche A-3 Last Out Term Loan.

See Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information on our Last Out Term Loans.

A&R Credit Agreement

As described above, the A&R Credit Agreement commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021. The Company recognized a gain on debt extinguishment of $6.5 million for the year ended December 31, 2021, primarily representing the write-off of accrued revolver fees of $11.3 million offset by the unamortized deferred financing fees of $4.8 million related to the prior A&R Credit Agreement.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2021 was $52.8 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $35.5 million as of December 31, 2021. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $51.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $188.3 million. The aggregate value of the letters of credit backstopping surety bonds was $13.1 million.

Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

During the year ended December 31, 2021, our Denmark subsidiary received three unsecured interest-free loans totaling $3.3 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.6 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in long term loans payables in our Consolidated Balance Sheets.

As of December 31, 2021, as a result of our recent acquisition of a 60% controlling ownership stake in Fosler Construction Company Inc. (“Fosler Construction”) as described in Note 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, Fosler Construction has two loans totaling $8.3 million. Both loans have a variable interest rate with a minimum rate of 6% and are due June 30, 2022. Fosler Construction also has loans primarily for vehicles and equipment totaling $0.7 million at December 31, 2021. The vehicle and equipment loans are included in long term loans payables in our Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

We recognize claims receivable in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. In our Consolidated Balance Sheets, claims receivable at December 31, 2021 and December 31, 2020 were not significant.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Business Combinations

Assets acquired and liabilities assumed in a business combination are recognized and measured based on their estimated fair values at the acquisition date, while the acquisition-related costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. We engaged valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, non-controlling interest, and goodwill, for the acquisitions. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises. See Note 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

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

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 22 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Income taxes

Income tax expense for federal, foreign, state, and local income taxes is calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2021, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

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

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange (“FX”) rates or weak economic conditions in those foreign markets. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, British pound, Euro, Canadian dollar, Mexican peso,and Chinese yuan. If the balances of these intercompany loans at December 31, 2021 were to remain constant, a 100 basis point change in FX rates would impact our earnings by an estimated $0.8 million per year.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company elected to change its method of accounting for certain inventories from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method which has been retrospectively applied to the consolidated financial statements as of December 31, 2020 and 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition and Contracts – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company recognizes fixed price long-term contract revenue over the contract term (“over time”) as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer occurs over time. Substantially all of the Company’s fixed price long-term contracts represent a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of the Company’s segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Revenue from fixed price long term contracts for products and services transferred to customer over time accounted for 81% of Company revenue for the year ended December 31, 2021.

We identified revenue on certain fixed price long-term contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit for the performance obligations used to recognize revenue for fixed price long-term contracts. This required extensive audit effort due to the volume and complexity of fixed price long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain fixed price long-term contracts included the following, among others:

•We selected a sample of fixed price long-term contracts performed over time and performed the following:

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
–Performing multiple live project site visits

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

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 8, 2022

We have served as the Company's auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2021	2020*	2019*
Revenues	$723,363	$566,317	$859,111
Costs and expenses:
Cost of operations	543,835	400,465	698,853
Selling, general and administrative expenses	154,897	141,746	151,069
Advisory fees and settlement costs	13,083	12,878	27,943
Restructuring activities	4,869	11,849	11,707
Research and development costs	1,595	4,379	2,861
Gain on asset disposals, net	(15,737)	(3,263)	(3,940)
Total costs and expenses	702,542	568,054	888,493
Operating income (loss)	20,821	(1,737)	(29,382)
Other income (expense):
Interest expense	(39,393)	(59,796)	(94,901)
Interest income	531	646	923
Gain (loss) on debt extinguishment	6,530	(6,194)	(3,969)
Loss on sale of business	(1,753)	(108)	(3,601)
Benefit plans, net	48,142	5,600	22,800
Foreign exchange	(4,294)	58,799	(16,602)
Other – net	(1,270)	(1,128)	285
Total other income (expense)	8,493	(2,181)	(95,065)
Income (loss) before income tax expense	29,314	(3,918)	(124,447)
Income tax (benefit) expense	(2,224)	8,179	5,286
Income (loss) from continuing operations	31,538	(12,097)	(129,733)
Income from discontinued operations, net of tax	—	1,800	694
Net income (loss)	31,538	(10,297)	(129,039)
Net (income) loss attributable to non-controlling interest	(644)	(21)	7,065
Net income (loss) attributable to stockholders	30,894	(10,318)	(121,974)
Less: Dividend on Series A preferred stock	9,127	—	—
Net income (loss) attributable to stockholders of common stock	$21,767	$(10,318)	$(121,974)

Basic income (loss) per share
Continuing operations	$0.26	$(0.25)	$(3.89)
Discontinued operations	—	0.04	0.02
Basic income (loss) per share	$0.26	$(0.21)	$(3.87)
Diluted income (loss) per share
Continuing operations	$0.26	$(0.25)	$(3.89)
Discontinued operations	—	0.04	0.02
Diluted income (loss) per share	$0.26	$(0.21)	$(3.87)
Shares used in the computation of income (loss) per share:
Basic	82,391	48,710	31,514
Diluted	83,580	48,710	31,514
*Year ended December 31, 2020 and 2019 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 2 and 6 to the Consolidated Financial Statements.
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$31,538	$(10,297)	$(129,039)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(3,412)	$(53,318)	13,401

Reclassification of CTA to net income (loss)	(4,512)	—	3,176

Derivative financial instruments:
Unrealized gains on derivative financial instruments	—	—	(1,367)
Derivative financial instrument losses reclassified into net loss	—	—	202
Derivative financial instruments reclassified to advanced billings on contracts	—	—	(197)

Benefit obligations:
Pension and post retirement adjustments, net of tax	1,492	(998)	(1,857)

Other comprehensive (loss) income	(6,432)	(54,316)	13,358
Total comprehensive income (loss)	25,106	(64,613)	(115,681)
Comprehensive (loss) income attributable to non-controlling interest	(595)	(29)	7,140
Comprehensive income (loss) attributable to stockholders	$24,511	$(64,642)	$(108,541)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2021	December 31, 2020*
Cash and cash equivalents	$224,874	$57,338
Restricted cash and cash equivalents	1,841	10,085
Accounts receivable – trade, net	132,068	128,317
Accounts receivable – other	34,553	35,442
Contracts in progress	80,176	59,308
Inventories	79,527	74,446
Other current assets	29,395	26,421
Current assets held for sale	—	4,728
Total current assets	582,434	396,085
Net property, plant and equipment, and finance lease	85,627	85,078
Goodwill	116,462	47,363
Intangible assets	43,795	23,908
Right-of-use assets	30,163	10,814
Other assets	54,784	24,673
Non-current assets held for sale	—	11,156
Total assets	$913,265	$599,077

Accounts payable	$85,929	$73,481
Accrued employee benefits	12,989	13,906
Advance billings on contracts	68,380	64,002
Accrued warranty expense	12,925	25,399
Financing lease liabilities	2,445	886
Operating lease liabilities	3,950	3,995
Other accrued liabilities	54,385	80,858
Loans payable	12,380	—
Current liabilities held for sale	—	8,305
Total current liabilities	253,383	270,832
Senior notes	326,366	—
Long term loans payable	1,543	—
Last out term loans	—	183,330
Revolving credit facilities	—	164,300
Pension and other accumulated postretirement benefit liabilities	182,730	252,292
Non-current finance lease liabilities	29,369	29,690
Non-current operating lease liabilities	26,685	7,031
Other non-current liabilities	34,567	22,579
Total liabilities	854,643	930,054
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 and 0 at December 31, 2021 and 2020, respectively	77	—
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 86,286 and 54,452 at December 31, 2021 and 2020, respectively	5,110	4,784
Capital in excess of par value	1,518,872	1,164,436
Treasury stock at cost, 1,525 and 718 shares at December 31, 2021 and 2020, respectively	(110,934)	(105,990)
Accumulated deficit	(1,321,154)	(1,342,921)
Accumulated other comprehensive loss	(58,822)	(52,390)
Stockholders' equity (deficit) attributable to shareholders	33,149	(332,081)
Non-controlling interest	25,473	1,104
Total stockholders' equity (deficit)	58,622	(330,977)
Total liabilities and stockholders' equity (deficit)	$913,265	$599,077
*Year ended December 31, 2020 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 2 and 6 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2018 (As reported)	16,879	$1,748	—	$—	$1,047,062	$(105,590)	$(1,217,914)	$(11,432)	$8,829	$(277,297)
Inventory accounting method change*	—	—	—	—	—	—	7,285	—	—	7,285
Balance at December 31, 2018	16,879	1,748	—	—	1,047,062	(105,590)	(1,210,629)	(11,432)	8,829	(270,012)
Net loss	—	—	—	—	—	—	(121,974)	—	(7,065)	(129,039)
Currency translation adjustments	—	—	—	—	—	—	—	16,577	(75)	16,502
Derivative financial instruments	—	—	—	—	—	—	—	(1,362)	—	(1,362)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(1,857)	—	(1,857)
Stock-based compensation charges	108	12	—	—	3,072	(117)	—	—	—	2,967
Rights offering, net	13,922	1,392	—	—	39,544	—	—	—	—	40,936
Last Out Term Loan principal value exchanged for common stock	15,465	1,547	—	—	44,848	—	—	—	—	46,395
Issuance of beneficial conversion option of Last Out Term Loan Tranche A-3	—	—	—	—	2,022	—	—	—	—	2,022
Warrants	—	—	—	—	6,066	—	—	—	—	6,066
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(272)	(272)
Balance at December 31, 2019	46,374	4,699	—	$—	$1,142,614	$(105,707)	$(1,332,603)	$1,926	$1,417	$(287,654)
Net (loss) income	—	—	—	—	—	—	(10,318)	—	21	(10,297)
Currency translation adjustments	—	—	—	—	—	—	—	(53,318)	8	(53,310)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(998)	—	(998)
Stock-based compensation charges	460	9	—	—	4,548	(283)	—	—	—	4,274
Equitized guarantee fee payment	1,713	17	—	—	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan principal payment	5,905	59	—	—	13,391	—	—	—	—	13,450
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(342)	(342)
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,342,921)	$(52,390)	$1,104	$(330,977)
Net income	—	—	—	—	—	—	30,894	—	644	31,538
Currency translation adjustments	—	—	—	—	—	—	—	(7,924)	(49)	(7,973)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	1,492	—	1,492
Stock-based compensation charges	2,347	31	—	—	7,770	(4,944)	—	—	—	2,857
Common stock offering	29,487	295	—	—	160,546	—	—	—	—	160,841
Preferred stock offering, net	—	—	4,752	48	113,227	—	—	—	—	113,275
Equitized Last Out Term Loan principal payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(9,127)	—	—	(9,127)
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	23,996	23,996
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(222)	(222)
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
*Amount reflects the change in inventory accounting method, as described in Notes 2 and 6 to the Consolidated Financial Statements

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$31,538	$(10,297)	$(129,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	18,337	16,805	23,605
Amortization of deferred financing costs and debt discount	7,918	16,743	61,181
Amortization of guaranty fee	1,832	1,159	—
Non-cash operating lease expense	4,154	4,765	5,356
Loss on sale of business	1,753	108	3,601
(Gain) loss on debt extinguishment	(6,530)	6,194	3,969
Gain on asset disposals	(15,737)	(3,262)	(3,940)
(Benefit from) provision for deferred income taxes, including valuation allowances	(7,745)	1,791	(855)
Mark to market, prior service cost amortization for pension and postretirement plans	(15,512)	22,156	(10,661)
Stock-based compensation, net of associated income taxes	7,801	4,557	3,084
Equitized non-cash interest expense	—	13,450	—
Foreign exchange	4,294	(58,799)	16,602
Changes in assets and liabilities:
Accounts receivable	225	21,673	63,914
Contracts in progress	(20,099)	35,850	48,492
Advance billings on contracts	1,641	(13,057)	(71,268)
Inventories	(3,047)	(4,084)	(4,141)
Income taxes	(2,142)	(2,425)	1,273
Accounts payable	7,080	(42,001)	(80,459)
Accrued and other current liabilities	(47,768)	9,146	(23,101)
Accrued contract loss	(204)	(5,557)	(50,654)
Pension liabilities, accrued postretirement benefits and employee benefits	(60,760)	(37,223)	(16,346)
Other, net	(18,225)	(18,498)	(16,930)
Net cash used in operating activities	(111,196)	(40,806)	(176,317)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,679)	(8,230)	(3,804)
Acquisition of business, net of cash acquired	(55,341)	—	—
Proceeds from sale of business and assets, net	25,390	8,000	7,445
Purchases of available-for-sale securities	(12,605)	(29,068)	(8,914)
Sales and maturities of available-for-sale securities	15,694	26,563	11,547
Other, net	—	4,954	2,505
Net cash (used in) from investing activities	(33,541)	2,219	8,779

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from financing activities:
Issuance of senior notes	303,324	—	—
Borrowings on loan payable	7,145	—	—
Repayments on loan payable	(846)	—	—
Borrowings under last out term loans	—	70,000	151,350
Repayments under last out term loans	(75,408)	—	(41,766)
Borrowings under U.S. revolving credit facility	14,500	158,900	291,600
Repayments of U.S. revolving credit facility	(178,800)	(173,600)	(257,500)
Repayments under our foreign revolving credit facilities	—	—	(605)
Issuance of preferred stock, net	113,275	—	—
Payment of preferred stock dividends	(9,127)	—	—
Shares of common stock returned to treasury stock	(4,944)	(283)	(117)
Proceeds from rights offering	—	—	40,376
Costs related to rights offering	—	—	(832)
Issuance of common stock, net	160,841	—	1,392
Debt issuance costs	(24,560)	(10,590)	(16,619)
Other, net	(2,588)	(329)	(261)
Net cash from financing activities	302,812	44,098	167,018
Effects of exchange rate changes on cash	1,217	4,971	(2,818)
Net increase (decrease) in cash, cash equivalents and restricted cash	159,292	10,482	(3,338)
Cash, cash equivalents and restricted cash, beginning of period	67,423	56,941	60,279
Cash, cash equivalents and restricted cash, end of period	$226,715	$67,423	$56,941
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have eliminated all intercompany transactions and accounts. We present the notes to our Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China and subsequently spread globally. This global pandemic has disrupted business operations, including global supply chains, trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on changes in the severity of the virus in these countries and localities. These restrictions, including curtailment of travel and other activity, negatively impact our ability to conduct business.

Disruption to our global supply changes from COVID-19 has included impacts to the manufacturing, supply, distribution, transportation and delivery of our products. We could also see significant disruptions of the operations of our logistics, service providers, delays in shipments and negative impacts to pricing of certain of our products. Disruptions and delays in our supply chains as a result of the COVID-19 pandemic could adversely our ability to meet our customers’ demands. Additionally, the prioritization of shipments of certain products as a result of the pandemic could cause delays in the shipment or delivery of our products. Such disruptions could result in reduced sales.

The volatility and variability of the virus has limited our ability to forecast the impact of the virus on our customers and our business. The ongoing impact of COVID-19, including new strains such as the delta and omicron variants, has resulted in the reimposition of certain restrictions and may lead to other restrictions being implemented in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated would begin in 2020 to be delayed into the 2022 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2022 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we incurred additional costs to protect our employees and advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent outbreaks, as well as the availability, effectiveness and acceptance of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

Our operations are assessed based on three reportable market-facing segments as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Our reportable segments are as follows:

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
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others..

For financial information about our segments see Note 4 to our Consolidated Financial Statements.

Use of estimates

We use estimates and assumptions to prepare our Consolidated Financial Statements in conformity with GAAP. Some of our more significant estimates include our estimate of costs to complete long-term construction contracts, estimates associated with assessing whether goodwill, intangible assets and other long-lived assets are impaired, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible and tangible assets, estimates associated with the realizability of deferred tax assets, and estimates we make in selecting assumptions related to the valuations of our pension and postretirement plans, including the selection of our discount rates, mortality and expected rates of return on our pension plan assets. These estimates and assumptions affect the amounts we report in our Consolidated Financial Statements and accompanying notes. Our actual results could differ from these estimates. Variances could result in a material effect on our financial condition and results of operations in future periods.

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

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in income. We have included a transaction (loss) gain of $(4.3) million, $58.8 million and $(16.6) million in the years ended December 31, 2021, 2020, and 2019, respectively, in foreign exchange in our Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 19%, 29% and 21% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 81%, 71% and 79% of our revenue for the years ended years ended December 31, 2021, 2020, and 2019, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror our expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect our overall cash position. Refer to Note 4 for our disaggregation of revenue by product line.

As of December 31, 2021, we have estimated the costs to complete of all our in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in our costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

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

Research and development

Our research and development activities are related to improving our products through innovations to reduce the cost of our products to make them more competitive and through innovations to reduce performance risk of our products to better meet our and our customers' expectations. Research and development activities totaled $1.6 million, $4.4 million and $2.9 million in the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising expense

Advertising expense is recognized when incurred and is included in selling, general and administrative expenses on our Consolidated Statements of Operations. Advertising expenses in the years ended December 31, 2021, 2020, and 2019 were not significant.

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

Trade accounts receivable and allowance for doubtful accounts

Our trade accounts receivable balance is stated at the amount owed by our customers, net of allowances for estimated uncollectible balances. We maintain allowances for doubtful accounts for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties, the age of receivable balances and any other known factors specific to a receivable. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. Our allowance for doubtful accounts was $11.9 million and $17.2 million at December 31, 2021 and 2020, respectively. Amounts charged to selling, general and administrative expenses were $(0.1) million, $(0.2) million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Inventories

We carry our inventories at the lower of cost or net realizable value. We determine cost on the first-in, first-out basis. During the fourth quarter of 2021, the Company voluntarily changed its method of accounting for certain domestic inventory previously valued by the LIFO method to the FIFO method. The cumulative effect of this change on periods presented prior to 2019 resulted in an increase in retained earnings of $7.3 million at December 31, 2018. The impact on earnings was a decrease of $0.1 million and an increase of $0.4 million for the years ending December 31, 2020 and 2019, respectively. The FIFO method of accounting for inventory is preferable because it more closely matches the physical inventory flow, better reflects the current value of inventories on our Consolidated Balance Sheets, improves our financial reporting by having a consistent method across the organization, and increases comparability with certain peers of the Company. Our obsolete inventory reserve was $6.5 million and $7.1 million at December 31, 2021 and 2020, respectively. The components of inventories can be found in Note 6.

Property, plant and equipment

We carry our property, plant and equipment at depreciated cost, less any impairment provisions. We depreciate our property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Our depreciation expense was $9.7 million, $11.3 million and $19.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. We expense the costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset as we incur them.

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

Investments in consolidated entities

SPIG maintains a 60% ownership interest in a joint venture entity, which is consolidated into the B&W Environmental segment results.

On September 30, 2021, we acquired a 60% controlling ownership interest in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”). See Note 26 for further information on this acquisition.

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually on October 1st or when impairment indicators are present. We may elect to perform a qualitative test when we believe that there is substantially in excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we perform a quantitative impairment test to identify potential goodwill impairment and measure the amount of any goodwill impairment. Goodwill impairment tests recognize impairment for the amount that the carrying value of a reporting unit exceeds its fair value up to the remaining amount of goodwill.

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

Derivative financial instruments

Derivative assets and liabilities usually consist of FX forward contracts. Where applicable, the value of these derivative assets and liabilities is computed by discounting the projected future cash flow amounts to present value using market-based observable inputs, including FX forward and spot rates, interest rates and counterparty performance risk adjustments. As of December 31, 2021, we do not hold any derivative assets or liabilities.

Self-insurance

We have a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in other non-current liabilities on our Consolidated Balance Sheets are reserves for self-insurance totaling $9.3 million and $11.6 million as of December 31, 2021 and 2020, respectively.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation, as discussed in Note 22. Our losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss has been incurred in a material pending litigation against us and/or changes in our estimates related to such matters.

Loss recoveries

We recognize loss recoveries and provide disclosures only when receipt of the recovery is probable and we are able to reasonably estimate the amount of the recovery. Our loss recoveries are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties, multiple complex unresolved procedural and substantive issues; the wide-ranging outcomes reached in similar cases, including the variety of losses incurred. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss recovery has been recognized and/or changes in our estimates related to such matters. See Note 5 for discussions regarding the project contract cost recovery recognized in 2021 and the non-recurring loss recovery in 2020.

Contingent consideration

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in other non-current liabilities on our Consolidated Balance Sheets.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense on our Consolidated Statements of Operations. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income (loss) on our Consolidated Statements of Operations.

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

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation should be classified along with other income tax cash flows as an operating activity. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 20 for further discussion of stock-based compensation.

Recently adopted accounting standards

We adopted the following accounting standard during the year ended December 31, 2021:

Effective January 1, 2021 we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing exceptions related to the incremental approach for intra-period tax allocation, certain deferred tax liabilities, and the general methodology for calculating income taxes in an interim period. The amendment also provides simplification related to accounting for franchise (or similar) tax, evaluating the tax basis step up of goodwill, allocation of consolidated current and deferred tax expense, reflection of the impact of enacted tax law or rate changes in annual effective tax rate calculations in the interim period that includes enactment date, and other minor codification improvements. The impact of this standard on our consolidated financial statements was immaterial.

In March 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This update is an amendment to ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting, which was issued in March 2020 and provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in the updates apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the updates do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The impact of this standard on our consolidated financial statements was immaterial.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Equity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Earnings Per Share (Topic 260). The amendments in this update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this update do not affect a holder’s accounting for freestanding call options. The update is applicable to B&W as we have previously issued freestanding written call options. As of December 31, 2021, these options remain unexercised and we will apply the accounting standard as freestanding written call options are modified or exchanged. The impact of this standard on our consolidated financial statements was immaterial.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Year ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Income (loss) from continuing operations attributable to stockholders of common stock	$21,767	$(12,118)	$(122,668)
Income from discontinued operations attributable to stockholders of common stock, net of tax	—	1,800	694
Net income (loss) attributable to stockholders of common stock	$21,767	$(10,318)	$(121,974)

Weighted average shares used to calculate basic income (loss) per share	82,391	48,710	31,514
Dilutive effect of stock options, restricted stock and performance units	1,189	—	—
Weighted average shares used to calculate diluted income (loss) per share	83,580	48,710	31,514

Basic income (loss) per share
Continuing operations	$0.26	$(0.25)	$(3.89)
Discontinued operations	—	0.04	0.02
Basic income (loss) per share	$0.26	$(0.21)	$(3.87)

Diluted income (loss) per share
Continuing operations	$0.26	$(0.25)	$(3.89)
Discontinued operations	—	0.04	0.02
Diluted income (loss) per share	$0.26	$(0.21)	$(3.87)

Because we incurred a net loss in the years ended December 31, 2020 and 2019 basic and diluted shares are the same.

If we had net income in the years ended December 31, 2020 and 2019 diluted shares would include an additional 610.9 thousand and 150.0 thousand shares, respectively.

We excluded 0.3 million, 1.3 million, and 0.3 million shares related to stock options from the diluted share calculation for the years ended December 31, 2021, 2020, and 2019 respectively, because their effect would have been anti-dilutive.

NOTE 4 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments as described in Note 2. Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Revenues:
B&W Renewable segment
B&W Renewable	$83,639	$89,790	$94,119
Vølund	60,671	66,397	111,432
Fosler	12,490	—	—
	156,800	156,187	205,551
B&W Environmental segment
B&W Environmental	58,262	45,186	184,477
SPIG	55,615	52,341	80,729
GMAB	19,949	10,441	10,429
	133,826	107,968	275,635
B&W Thermal segment
B&W Thermal	433,329	304,968	409,744
	433,329	304,968	409,744

Eliminations	(592)	(2,806)	(31,819)
Total Revenues	$723,363	$566,317	$859,111

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

Adjusted EBITDA for each segment is presented below with a reconciliation from net income (loss).

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$31,538	$(10,297)	$(129,039)
Interest expense	41,359	60,713	95,266
Income tax (benefit) expense	(2,224)	8,179	5,286
Depreciation & amortization	18,337	16,805	23,605
EBITDA	89,010	75,400	(4,882)

Benefit plans, net	(48,142)	(5,600)	(22,800)
Gain on sales, net	(13,984)	(3,155)	(339)
(Gain) loss on debt extinguishment	(6,530)	6,194	3,969
Stock compensation	10,476	4,587	3,376
Restructuring activities and business services transition costs	10,726	11,849	11,707
Advisory fees for settlement costs and liquidity planning	5,480	6,357	11,824
Litigation legal costs	4,894	2,137	475
Acquisition pursuit and related costs	4,841	—	—
Product development (1)	4,713	—	—
Foreign exchange	4,294	(58,799)	16,602
Financial advisory services	2,709	4,384	9,069
Other - net	1,489	1,128	(285)
Loss from business held for sale	483	467	5,850
Loss from a non-strategic business	116	2,559	5,518
Settlement cost to exit contract (2)	—	—	6,575
Income from discontinued operations	—	(1,800)	(694)
Adjusted EBITDA (3)	$70,575	$45,708	$45,965
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) In March 2019, we entered into a settlement in connection with an additional B&W Renewable waste-to-energy EPC contract, for which notice to proceed was not given and the contract was not started. The settlement eliminated our obligations to act, and our risk related to acting, as the prime EPC should the project have moved forward.
(3)) Adjusted EBITDA for the twelve months ended December 31, 2020 includes a $26 million non-recurring loss recovery related to certain historical EPC loss contracts in the third quarter.

	Year ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA
B&W Renewable segment (1)	$23,219	$24,957	$1,617
B&W Environmental segment	11,773	3,503	12,553
B&W Thermal segment	49,143	36,052	52,235
Corporate	(12,467)	(14,425)	(17,579)
Research and development benefit (costs)	(1,093)	(4,379)	(2,861)
	$70,575	$45,708	$45,965
(1) Adjusted EBITDA for the twelve months ended December 31, 2020 includes a $26 million non-recurring loss recovery related to certain historical EPC loss contracts in the third quarter.

We do not separately identify or report our assets by segment as our chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

We estimate that 47%, 43% and 45% of our consolidated revenues in 2021, 2020, and 2019, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Information about our consolidated operations in different geographic areas

	Year ended December 31,
(in thousands)	2021	2020	2019
REVENUES (1)
United States	$431,540	$310,958	$460,484
Canada	48,206	43,936	113,660
Denmark	30,310	28,590	27,311
United Kingdom	26,722	25,811	54,347
Sweden	22,391	11,430	18,789
Israel	14,110	1,635	635
Saudi Arabia	12,529	9,545	5,243
Hong Kong	11,056	4,490	4,524
China	10,028	8,461	18,430
Finland	6,310	6,606	14,118
South Korea	3,961	4,050	14,443
Indonesia	1,853	19,644	16,739
Aggregate of all other countries, each with less than $10 million in revenues	104,347	91,161	110,388
	$723,363	$566,317	$859,111
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2021	2020	2019
NET PROPERTY, PLANT AND EQUIPMENT, AND FINANCE LEASE
United States	$52,516	$46,734	$61,111
Mexico	17,071	18,173	19,241
Denmark	6,573	7,327	6,801
United Kingdom	5,722	5,274	5,469
Italy	1,565	1,881	2,172
Aggregate of all other countries	2,180	5,689	2,259
	$85,627	$85,078	$97,053

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

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Consolidated Balance Sheets:

(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$35,939	$25,888	$10,051	39%
Revenues recognized less billings to customers	44,237	33,420	10,817	32%
Contracts in progress	$80,176	$59,308	$20,868	35%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$68,615	$61,884	$6,731	11%
Costs of revenue recognized less cost incurred	(235)	2,118	(2,353)	(111)%
Advance billings on contracts	$68,380	$64,002	$4,378	7%

Net contract balance	$11,796	$(4,694)	$16,490	(351)%

Accrued contract losses	$378	$582	$(204)	(35)%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Retainage expected to be collected within one year	$2,575	$2,969	$(394)	(13)%
Retainage expected to be collected after one year	1,591	632	959	152%
Total retainage	$4,166	$3,601	$565	16%

We have included retainage expected to be collected in 2022 in accounts receivable – trade, net in our Consolidated Balance Sheets. Retainage expected to be collected after one year are included in other assets in our Consolidated Balance Sheets. Of the long-term retainage at December 31, 2021, we anticipate collecting $1.6 million in 2023.

Backlog

On December 31, 2021 we had $639.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 62.2%, 12.8% and 25.0% of our remaining performance obligations as revenue in 2022, 2023 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2021, 2020 and 2019 we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Increases in gross profit for changes in estimates for over time contracts (1)	$16,042	$43,597	$34,622
Decreases in gross profit for changes in estimates for over time contracts	(6,531)	(17,480)	(50,050)
Net changes in gross profit for changes in estimates for over time contracts	$9,511	$26,117	$(15,428)
(1) Increases in gross profits for changes in estimates for over time contracts reflects a non-recurring loss recovery of $26.0 million in the year ended December 31, 2020.

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

Five of the six contracts were 100% complete and the remaining one contract was nearly 100% complete at December 31, 2021, with only limited warranty obligations remaining, and all have been turned over to the customers. In the years ended December 31, 2021 and 2020, we recorded $42 thousand in net gains and $3.7 million in net losses, respectively, inclusive of warranty expense as described in Note 11, resulting from changes in the estimated revenues and costs to complete those contracts. All liquidated damages associated with these six contracts have been settled and paid as of December 31, 2020.

In October 2020, we entered into a settlement agreement with an insurer under which we received a settlement of $26.0 million to settle claims in connection with five of six European B&W Renewable EPC loss contracts disclosed above. We recognized this non-recurring loss recovery of $26.0 million as a reduction of our cost of operations in our Consolidated Statements of Operation s in 2020.

During 2021, the Company settled a dispute with a subcontractor for project costs related to three of the Renewable EPC loss contracts described above. Accordingly, we recognized this settlement as a reduction of our cost of operations in our Consolidated Statements of Operations and recorded the receivable in accounts receivable - other in our Consolidated Balance Sheets at December 31, 2021 and in the Table above.

The Company, as a normal part of its ongoing business operations, is continuing to pursue other additional potential claims and recoveries from subcontractors and others where appropriate and available.

B&W Environmental Loss Contracts

At December 31, 2021, the B&W Environmental segment had two significant loss contracts of which both contracts were nearly 100% complete. In the year ended December 31, 2021 our estimated loss on these contracts improved by $0.4 million. In the twelve months ended December 31, 2020 and 2019, we recognized $1.3 million and $5.6 million, respectively, of additional charges on these contracts.
NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. During the fourth quarter of 2021, the Company voluntarily changed its method of accounting for certain domestic inventory previously valued by the LIFO method to the FIFO method. The cumulative effect of this change on periods presented prior to 2019 resulted in an increase in retained earnings of $7.3 million at December 31, 2018. The impact on earnings was a decrease of $0.1 million and an increase of $0.4 million for the years ending December 31, 2020 and 2019, respectively. The FIFO method of accounting for inventory is preferable because it more closely matches the physical inventory flow, better reflects the current value of inventories on our Consolidated

Balance Sheets, improves our financial reporting by having a consistent method across the organization, and increases comparability with certain peers of the Company.

The components of inventories are as follows:

(in thousands)	December 31, 2021	December 31, 2020 (1)
Raw materials and supplies	$56,352	$53,944
Work in progress	5,723	8,195
Finished goods	17,452	12,307
Total inventories	$79,527	$74,446
(1) December 31, 2020 amounts have been revised to reflect the change in inventory accounting method, as described above.

As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:

	December 31, 2021			December 31, 2020
(in thousands)	As Computed Under LIFO	As Reported Under FIFO	Effect of Change	As Computed Under LIFO	As Reported Under FIFO	Effect of Change
Consolidated Balance Sheets
Inventories	$72,242	$79,527	$7,285	$67,161	$74,446	$7,285
Accumulated deficit	(1,328,439)	(1,321,154)	7,285	(1,350,206)	(1,342,921)	7,285

NOTE 7 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASE

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Land	$1,489	$1,584
Buildings	31,895	34,207
Machinery and equipment	144,325	151,399
Property under construction	12,480	5,336
	190,189	192,526
Less accumulated depreciation	133,137	135,925
Net property, plant and equipment	57,052	56,601
Finance lease	34,159	30,551
Less finance lease accumulated amortization	5,584	2,074
Net property, plant and equipment, and finance lease	$85,627	$85,078

NOTE 8 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of December 31, 2021:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2020	$10,211	$5,673	$31,479	$47,363
Addition - Fosler Construction(1)	51,979	—	—	51,979
Addition - VODA(1)	17,176	—	—	17,176
Currency translation adjustments	(9)	(6)	(41)	(56)
Balance at December 31, 2021	$79,357	$5,667	$31,438	$116,462
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fosler Construction and VODA acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions are subject to change.

Goodwill is tested for impairment annually and when impairment indicators exist. No impairment indicators were identified during the year ended December 31, 2021.

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

During the annual goodwill impairment testing as of October 1, 2021, the Company elected to perform a quantitative impairment test. No impairment charges were recorded as a result of the quantitative testing performed.

NOTE 9 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Definite-lived intangible assets(1)
Customer relationships	$46,903	$24,862
Unpatented technology	15,410	15,713
Patented technology	3,103	2,642
Tradename	12,747	13,088
Acquired backlog	3,100	—
All other	9,319	9,262
Gross value of definite-lived intangible assets	90,582	65,567
Customer relationships amortization	(20,800)	(19,537)
Unpatented technology amortization	(8,313)	(6,751)
Patented technology amortization	(2,729)	(2,593)
Tradename amortization	(5,425)	(4,831)
Acquired backlog	(1,620)	—
All other amortization	(9,205)	(9,252)
Accumulated amortization	(48,092)	(42,964)
Net definite-lived intangible assets	$42,490	$22,603
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$43,795	$23,908
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fosler Construction and VODA acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.

The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$23,908	$25,300
Business acquisitions and adjustments(1)	26,583	—
Amortization expense	(5,128)	(3,406)
Currency translation adjustments	(1,568)	2,014
Balance at end of the period	$43,795	$23,908
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fosler Construction and VODA acquisitions and as a result, the increase in amortization expense associated with these acquisitions are subject to change.

Amortization of intangible assets is included in cost of operations and SG&A in our Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense, including the preliminary amortization expense resulting from the acquisitions of Fosler Construction and VODA, during the year ended December 31, 2021 is as follows (in thousands):

Amortization Expense(1)
Year ending December 31, 2022	6,759
Year ending December 31, 2023	5,382
Year ending December 31, 2024	5,300
Year ending December 31, 2025	4,480
Year ending December 31, 2026	3,256
Thereafter	17,313
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fosler Construction and VODA acquisitions and as a result, the estimated future intangible asset amortization expense associated with these acquisitions are subject to change.
As of December 31, 2021 and 2020, the B&W Vølund asset group had $0.7 million and $0.5 million of identifiable intangible assets, net of accumulated amortization, respectively.

As of December 31, 2021 and 2020, the B&W SPIG asset group had $16.6 million and $21.1 million of identifiable intangible assets, net of accumulated amortization, respectively.

See Note 26 for intangible assets identified in conjunction with the acquisitions of Fosler Construction and VODA, which are subject to change pending the finalization of the purchase price allocation associated with these acquisitions.

NOTE 10 – LEASES

Certain real property assets for our Copley, Ohio location were sold on March 15, 2021, as described in Note 26. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033. The lease is classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $5.6 million as of December 31, 2021. An incremental borrowing rate of 7.71% was used to determine the right-of-use (the "ROU") asset. As of December 31, 2021, a $3.5 million ROU asset is recorded in right of use assets with corresponding liabilities of $3.8 million in other accrued liabilities and other non-current operating liabilities in our Consolidated Balance Sheets as of December 31, 2021.

Certain real property assets for our Lancaster, Ohio location were sold on August 13, 2021, as described in Note 26. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041. The lease is classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $36.6 million as of December 31, 2021. An incremental borrowing rate of 8.215% was used to determine the ROU asset. We recorded a $19.4 million ROU asset in right of use assets and corresponding liabilities of $19.5 million in other accrued liabilities and other non-current operating liabilities in our Consolidated Balance Sheets as of December 31, 2021.

In conjunction with our acquisition of Fosler Construction, as described in Note 26, we assumed two leases classified as operating leases with total future minimum payments during the remaining term of the leases of approximately $1.5 million. As of December 31, 2021, a $1.1 million ROU asset is recorded in right-of-use assets with corresponding liabilities of $1.1 million in operating lease liabilities and non-current operating lease liabilities in our Consolidated Balance Sheets. As of December 31, 2021, there was one lease classified as a finance lease with total future minimum payments during the remaining term of the leases of approximately $1.5 million. An incremental borrowing rate of 6.65% was used to determine the ROU asset. We recorded a $0.7 million ROU asset in net property, plant and equipment, and finance lease and corresponding liabilities of $0.7 million in other accrued liabilities and other non-current finance liabilities in our Consolidated Balance Sheets as of December 31, 2021.

The components of lease expense included on our Consolidated Statements of Operations were as follows:

		Year ended December 31,
(in thousands)	Classification	2021	2020	2019
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$4,974	$5,736	$6,624
Operating lease expense	Cost of operations	1,077	—	—
Short-term lease expense	Selling, general and administrative expenses	$3,541	$1,960	$6,575
Variable lease expense (1)	Selling, general and administrative expenses	385	1,973	2,349
Total operating lease expense		$9,977	$9,669	$15,548

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	$3,510	$2,061	$13
Interest on lease liabilities	Interest expense	2,502	2,452	14
Total finance lease expense		$6,012	$4,513	$27

Sublease income (2)	Other – net	$(86)	$(86)	$(67)
Net lease cost		$15,903	$14,096	$15,508
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,614	$5,603	$6,578
Operating cash flows from finance leases	2,502	2,452	14
Financing cash flows from finance leases	2,366	(13)	(12)

(in thousands)	December 31, 2021	December 31, 2020
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$24,886	$2,629
Finance leases	$3,608	$146

Weighted-average remaining lease term:
Operating leases (in years)	13.6	3.1
Finance leases (in years)	12.7	13.9
Weighted-average discount rate:
Operating leases	8.24%	9.26%
Finance leases	7.93%	8.00%

Amounts relating to leases were presented on our Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	December 31, 2021	December 31, 2020
Operating lease assets	Right-of-use assets	$30,163	$10,814
Finance lease assets	Net property, plant and equipment, and finance lease	28,575	28,477
Total non-current lease assets		$58,738	$39,291

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,950	$3,995
Finance lease liabilities	Financing lease liabilities	2,445	886
Non-current
Operating lease liabilities	Non-current operating lease liabilities	26,685	7,031
Finance lease liabilities	Non-current finance lease liabilities	29,369	29,690
Total lease liabilities		$62,449	$41,602

Future minimum lease payments required, including the future minimum lease payments resulting from the September 30, 2021 acquisition of Fosler Construction, under non-cancellable leases as of December 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2022	$6,209	$4,833	$11,042
2023	4,975	3,459	8,434
2024	3,889	3,525	7,414
2025	2,890	3,552	6,442
2026	2,548	3,623	6,171
Thereafter	32,264	32,481	64,745
Total	$52,775	$51,473	$104,248
Less imputed interest	(22,140)	(19,659)	(41,799)
Lease liability	$30,635	$31,814	$62,449
NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$25,399	$33,376
Additions	7,470	11,912
Expirations and other changes	(7,808)	(8,391)
Payments	(12,206)	(13,916)
Translation and other	70	2,418
Balance at end of period	$12,925	$25,399

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

NOTE 12 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in 2021, 2020 and 2019. The charges primarily consist of severance and related costs to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2021 and 2020, these charges also include actions taken to address the impact of COVID-19 on our business.

The following tables summarizes the restructuring activity incurred by segment:

	Year ended December 31,
	2021
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$1,876	$1,732	$144
B&W Environmental segment	430	360	70
B&W Thermal segment	2,207	1,734	473
Corporate	356	213	143
	$4,869	$4,039	$830
Cumulative costs to date	$45,183	37,252	7,931
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

	Year ended December 31,
	2020
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$5,926	$4,537	$1,389
B&W Environmental segment	745	293	452
B&W Thermal segment	4,725	1,962	2,763
Corporate	453	(52)	505
	$11,849	$6,740	$5,109
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

	Year ended December 31,
	2019
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$2,233	$2,176	$57
B&W Environmental segment	2,000	1,888	112
B&W Thermal segment	3,040	2,791	249
Corporate	4,434	3,566	868
	$11,707	$10,421	$1,286
(1) Other amounts consist primarily of exit, relocation and other costs.

Restructuring liabilities are included in other accrued liabilities on our Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$8,146	$5,359
Restructuring expense	4,869	11,849
Payments	(6,454)	(9,062)
Balance at end of period	$6,561	$8,146

The payments shown above for the years ended December 31, 2021 and 2020 relate primarily to severance. Accrued restructuring liabilities at December 31, 2021 and 2020 relate primarily to employee termination benefits.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “U.S. Plan”), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan ceased. As of December 31, 2021, and 2020, approximately 73 and 85 hourly union employees continue to accrue benefits under the U.S. Plan for the respective years.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$1,284,019	$1,218,968	$11,802	$12,134
Service cost	781	792	22	19
Interest cost	22,559	33,267	145	288
Plan participants’ contributions	—	—	155	160
Amendments	676	—	—	—
Actuarial (gain) loss	(28,815)	108,623	(153)	478
Foreign currency exchange rate changes	165	1,615	3	33
Benefits paid	(79,540)	(79,246)	(1,602)	(1,310)
Benefit obligation at end of period	$1,199,845	$1,284,019	$10,372	$11,802
Change in plan assets:
Fair value of plan assets at beginning of period	$1,047,646	$974,117	$—	$—
Actual return on plan assets	42,954	148,100	—	—
Employer contribution	26,158	2,892	1,447	1,150
Plan participants' contributions	—	—	155	160
Foreign currency exchange rate changes	17	1,783	—	—
Benefits paid	(79,540)	(79,246)	(1,602)	(1,310)
Fair value of plan assets at the end of period	1,037,235	1,047,646	—	—
Funded status	$(162,610)	$(236,373)	$(10,372)	$(11,802)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,162)	$(1,163)	$(1,297)	$(1,399)
Accumulated postretirement benefit obligation	—	—	(9,075)	(10,403)
Pension liability	(173,655)	(241,889)	—	—
Prepaid pension	12,207	6,679	—	—
Accrued benefit liability, net	$(162,610)	$(236,373)	$(10,372)	$(11,802)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$1,146	$557	$2,355	$3,046

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,141,706	$1,219,129	$—	$—
Accumulated benefit obligation	$1,141,706	$1,219,129	$10,372	$11,802
Fair value of plan assets	$966,889	$976,078	$—	$—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$58,139	$64,890	$—	$—
Accumulated benefit obligation	$58,139	$64,890	$—	$—
Fair value of plan assets	$70,346	$71,568	$—	$—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Interest cost	$22,559	$33,267	$43,312	$145	$288	$424
Expected return on plan assets	(56,154)	(61,322)	(55,717)	—	—	—
Amortization of prior service cost (credit)	97	97	142	691	(1,084)	(2,157)
Recognized net actuarial (gain) loss	(15,327)	22,676	(7,603)	(153)	478	(1,201)
Benefit plans, net (1)	(48,825)	(5,282)	(19,866)	683	(318)	(2,934)
Service cost included in COS (2)	781	792	778	22	19	15
Net periodic benefit cost (benefit)	$(48,044)	$(4,490)	$(19,088)	$705	$(299)	$(2,919)
(1)    Benefit plans, net, which is presented separately in our Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within cost of operations in our Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial gain consists primarily of our reported actuarial gain and the difference between the actual return on plan assets and the expected return on plan assets. Total net mark to market (“MTM”) adjustments for our pension and other postretirement benefit plans were (gains) losses of $(15.5) million, $23.2 million and $(8.8) million in the years ended, December 31, 2021, 2020 and 2019, respectively. The recognized net actuarial (gain) loss was recorded in benefit plans, net in our Consolidated Statements of Operations.

Assumptions

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	2.81%	2.50%	3.25%	2.50%	1.97%	2.99%
Rate of compensation increase	0.07%	0.08%	0.07%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	2.52%	3.23%	4.28%	2.50%	1.97%	2.99%
Expected return on plan assets	5.76%	6.63%	6.66%	—	—	—
Rate of compensation increase	0.07%	0.08%	0.07%	—	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2021).

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2021 and 2020, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 4.25% and 17%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2021	2020
Asset category:
Commingled and mutual funds	—%	41%
United States government securities	17%	16%
Corporate stocks	8%	5%
Venture capital	40%	18%
Hedge funds	30%	13%
Cash and accrued items	5%	7%
The target asset allocation for the Master Trust as of December 31, 2021 was 50% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 30% of equity and other investments. As of December 31, 2020, the target allocation was 54% of alternative, liquid credit and direct lending funds, 22% of fixed income securities, and 24% of equity and other investments. We routinely reassess the target asset allocation with a goal of better aligning the timing of expected cash flows from those assets to the anticipated timing of benefit payments.

Foreign plans: We sponsor various plans through certain of our foreign subsidiaries. These plans are the Canadian Plans and the U.K. Plan. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2021	2020
Asset category:
Commingled and mutual funds	30%	35%
Fixed income	67%	62%
Other	3%	3%
The target allocation for 2021 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset class:
United States equity	25%	3%
Global equity	25%	4%
Fixed income and other	50%	93%

Fair value of plan assets
See Note 24 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled “obligations and funded status”. The following is a summary of total investments for our plans measured at fair value:

(in thousands)	Year ended December 31, 2021	Level 1	Level 2	Level 3
Commingled and mutual funds	$22,261	$—	$22,261	$—
United States government securities	167,328	167,328	—	—
Fixed income	65,370	15,196	47,309	2,865
Equity	80,299	74,888	5,243	168
Venture capital	236,730	—	—	236,730
Hedge fund	80,711	—	—	80,711
Cash and accrued items	30,130	30,130	—	—
Investments measured at fair value	$682,829	$287,542	$74,813	$320,474
Investments measured at net asset value	349,798
Pending trades	4,608
Total pension and other postretirement benefit assets	$1,037,235

(in thousands)	Year ended December 31, 2020	Level 1	Level 2	Level 3
Commingled and mutual funds	$429,101	$402,935	$26,166	$—
United States government securities	160,488	160,488	—	—
Fixed income	44,604	—	44,604	—
Equity	45,539	45,539	—	—
Venture capital	56,719	—	—	56,719
Cash and accrued items	69,822	69,822	—	—
Investments measured at fair value	$806,273	$678,784	$70,770	$56,719
Investments measured at net asset value	241,568
Pending trades	(195)
Total pension and other postretirement benefit assets	$1,047,646

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2022	$2,751	$1,148	$1,047	$152
Expected benefit payments (1):
2022	74,866	1,148	2,721	152
2023	74,326	1,053	2,720	143
2024	73,639	962	2,733	132
2025	72,676	877	2,846	121
2026	71,502	796	2,919	114
2027-2031	333,824	2,935	15,124	413
(1)    Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $27.6 million and $4.0 million during the years ended December 31, 2021 and 2020. Contributions made during the year ended December 31, 2021 includes $0.4 million of interest as required per the CARES Act that was signed into law on March 27, 2020.

In accordance with the American Rescue Plan Act of 2021, we elected to defer $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions. Beginning in April 2020 and continuing through December 31, 2021, as part of the Company's response to the impact of the COVID-19 pandemic on its business, the Company suspended its 401(k) company match for U.S. employees. The Company resumed its employer contributions beginning in 2022 inclusive of a one-time profit sharing contribution for the 2021 plan year equal to 0.75% of eligible employees' base pay. Employer matching contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $0.0 million, $1.0 million and $3.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Also, our salaried Canadian employees are provided with a defined contribution plan. The amount charged to expense for employer contributions was approximately $0.3 million, $0.3 million and $0.3 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Multi-employer plans

One of our subsidiaries in the B&W Thermal segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
						2021	2020	2019
		2021	2020	2019		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Red	Yes	$16.6	$4.0	$7.5	No	Described Below
All other						2.2	0.9	4.9
						$18.8	$4.9	$12.4
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

NOTE 14 – 2021 SENIOR NOTES OFFERINGS

8.125% Senior Notes

On February 12, 2021, we completed a public offering of $125.0 million aggregate principal amount of our 8.125% senior notes due 2026 (the “8.125% Senior Notes”) for net proceeds of approximately $120.0 million.

In addition to the public offering, we issued $35.0 million of 8.125% Senior Notes to B. Riley Financial, Inc. a related party, in exchange for a deemed prepayment of our existing Last Out Term Loan Tranche A-3 in a concurrent private offering.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and be fungible with, the 8.125% Senior Notes issued February 12, 2021, as described above.

As of December 31, 2021, the Company has sold $26.2 million aggregate principal amount of 8.125% Senior Notes under the sales agreement for $26.6 million of net proceeds.

The 8.125% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum. Interest on the 8.125% Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The 8.125% Senior Notes mature on February 28, 2026.

6.50% Senior Notes.

On December 13, 2021, we completed a public offering of $140.0 million aggregate principal amount of our 6.50% senior notes due 2026 (the “6.50% Senior Notes”) and a subsequent exercise of $11.4 million aggregate principal of our 6.50% senior notes due 2026 by the underwriters was completed on December 30, 2021. At the completion of the offerings, we received net proceeds of approximately $145.8 million.

The public offering of our 6.50% Senior Notes was conducted pursuant to an underwriting agreement dated December 8, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, a related party, as representative of several underwriters.

The 6.50% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness. The 6.50% Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The 6.50% Senior Notes bear interest at the rate of 6.50% per annum. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2022. The 6.50% Senior Notes will mature on December 31, 2026.

The components of the Company's senior notes at December 31, 2021 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$186,219	$151,440	$337,659
Unamortized deferred financing costs	(5,269)	(6,604)	(11,873)
Unamortized premium	580	—	580
Net debt balance	$181,530	$144,836	$326,366

NOTE 15 – LAST OUT TERM LOANS

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 16 below, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available. The Last Out Term Loan activity is described as follows:

	Last Out Term Loan Tranche
(in thousands)	A-3	A-4	A-6	Total
Balance at December 31, 2020	$113,330	$30,000	$40,000	$183,330
Payments in cash	(40,408)	(30,000)	(5,000)	(75,408)
Exchange for Preferred Stock	(72,922)	—	—	(72,922)
Exchange for 8.125% Senior Notes	—	—	(35,000)	(35,000)
Balance at December 31, 2021	$—	$—	$—	$—

NOTE 16 – REVOLVING DEBT

Debt Facilities

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop or replace certain letters of credit issued under our previous A&R Credit Agreement, dated as of May 14, 2020 (as amended, restated or otherwise modified from time to time), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, the lenders and the other parties from time to time party thereto, which was repaid and commitments thereunder terminated as of June 30, 2021. The Revolving Credit Agreement matures on June 30, 2025. As of December 31, 2021, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $16.4 million of financial letters of credit and $90.4 million of performance letters of credit.

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

As of December 31, 2021, a subsidiary has borrowed $1.5 million against a $2.5 million line of credit. The interest rate on the line of credit is 5.5% per annum and matures on January 30, 2022. Subsequent to December 31, 2021, the subsidiary entered into a new $3.5 million line of credit with a maturity date of January 30, 2023.

A&R Credit Agreement

As described above, the A&R Credit Agreement commitments were terminated, all loans were repaid and all outstanding and undrawn letters of credit were collateralized on June 30, 2021. The Company recognized a gain on debt extinguishment of $6.5 million in the year ended December 31, 2021, primarily representing the write-off of accrued revolver fees of $11.3 million offset by the unamortized deferred financing fees of $4.8 million related to the prior A&R Credit Agreement.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2021 was $52.8 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $35.5 million as of December 31, 2021. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $51.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2021, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $188.3 million. The aggregate value of the letters of credit backstopping surety bonds was $13.1 million.
Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of December 31, 2021, our Denmark subsidiary has three unsecured interest free loans totaling $3.3 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.6 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in long term loans payables in our Consolidated Balance Sheets.

As of December 31, 2021, as a result of our recent acquisition of a 60% controlling ownership stake in Fosler Construction Company Inc. (“Fosler Construction”) as described in Note 26, Fosler Construction has two loans totaling $8.3 million. Both loans have a variable interest rate with a minimum rate of 6% and are due June 30, 2022. Fosler Construction also has loans primarily for vehicles and equipment totaling $0.7 million at December 31, 2021. The vehicle and equipment loans are included in long term loans payables in our Consolidated Balance Sheets.

NOTE 17 – PREFERRED STOCK

In May 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between us and B. Riley Securities, Inc.. At the closing, we issued to the public 4,444,700.00 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

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

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. We will pay cumulative cash dividends on the Preferred Stock when, as and if declared by our Board of Directors, only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Preferred Stock declared by our Board of Directors will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

During 2021, the Company's Board of Directors approved dividends totaling $9.1 million.. There are no cumulative undeclared dividends of the Preferred Stock at December 31, 2021.

On June 1, 2021, the Company and B. Riley, a related party, entered into an agreement (the “Exchange Agreement”) pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then existing term loans with B. Riley under the Company’s prior A&R Credit Agreement.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer and to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock will have the same terms and have the same CUSIP number and be fungible with, the Preferred Stock issued during May 2021. As of December 31, 2021, the Company sold $7.7 million aggregate principal amount of Preferred Stock for $7.7 million net proceeds.

NOTE 18 – COMMON STOCK

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

NOTE 19 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2021	2020	2019
Components associated with borrowings from:
Senior notes	$13,273	$—	$—
Last Out Term Loans - cash interest	4,349	6,140	11,207
Last Out Term Loans - equitized interest	—	13,450	—
Last Out Term Loans - paid-in-kind interest	—	—	5,964
U.S. Revolving Credit Facility	1,416	13,988	15,639
	19,038	33,578	32,810
Components associated with amortization or accretion of:
Revolving Credit Agreement	2,735	—	—
Senior notes	2,510	—	—
Last Out Term Loans - discount and financing fees	—	3,183	10,580
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	5,995	14,811	31,567
U.S. Revolving Credit Facility - contingent consent fee for Amendment 16	—	—	13,879
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	1,660	5,064
	11,240	19,654	61,090

Components associated with interest from:
Lease liabilities	2,502	2,452	14
Other interest expense	6,613	4,112	987
	9,115	6,564	1,001

Total interest expense	$39,393	$59,796	$94,901

The following table provides a reconciliation of cash and cash equivalents and restricted cash reporting within the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Held by foreign entities	$42,070	$38,726	$38,921
Held by U.S. entities	182,804	18,612	4,851
Cash and cash equivalents	224,874	57,338	43,772

Reinsurance reserve requirements	443	4,551	9,318
Restricted foreign accounts	—	2,869	3,851
Bank guarantee collateral	997	2,665	—
Letters of credit collateral	401	—	—
Restricted cash and cash equivalents	1,841	10,085	13,169
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$226,715	$67,423	$56,941

The following cash activity is presented as a supplement to our Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax payments, net	$4,991	$6,960	$3,873

Interest payments - 8.125% Senior Notes due 2026	10,451	—	—
Interest payments on our U.S. Revolving Credit Facility	5,979	11,675	14,715
Interest payments on our Last Out Term Loans	3,804	6,140	12,220
Total cash paid for interest	$20,234	$17,815	$26,935

NOTE 20– STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2021. The following table summarizes activity for outstanding stock options for the year ended December 31, 2021:

(share data in thousands)	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	340	$107.84
Granted	—	—
Exercised	—	—
Cancelled/expired/forfeited	(52)	138.73
Outstanding at end of period	288	$121.59	4.39	$—
Exercisable at end of period	288	$121.59	4.39	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2021 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2,490	$3.77
Granted	1,102	7.69
Vested	(1,715)	9.44
Cancelled/forfeited	(73)	3.71
Non-vested at end of period	1,804	$5.79

As of December 31, 2021, total compensation expense not yet recognized related to non-vested restricted stock units was $5.5 million and the weighted-average period in which the expense is expected to be recognized is 1.7 years.

Performance-based restricted stock units

Performance-based restricted stock units activity for the year ended December 31, 2021 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	1,275	$2.50
Exercised	(1,275)	2.50
Non-vested at end of period	—	$—

Performance-based, cash settled units

Cash-settled performance units activity for the year ended December 31, 2021 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2	$140.30
Granted	—	—
Vested	—	—
Cancelled/forfeited	(2)	140.30
Non-vested at end of period	—	$—

Stock Appreciation Rights

In December 2018, we granted stock appreciation rights to certain employees (“Employee SARs”) and to a non-employee related party, BRPI Executive Consulting, LLC (“Non-employee SARs”). The Employee SARs and Non-employee SARs both expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, the Employee SARs and Non-employee SARs may be exercised within 10 business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs were issued under the Fourth Amended and Restated 2015 LTIP, and Non-employee SARs were issued under a Non-employee SARs agreement. The liability method was used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Risk-free interest rate	1.44%	0.74%
Expected volatility	53%	50%
Expected life in years	6.49	7.72
Suboptimal exercise factor	2.0x	2.0x

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

As of December 31, 2021, the SARS are fully vested and their total intrinsic value is $7.0 million.

NOTE 21 – PROVISION FOR INCOME TAXES

Income (loss) before income taxes includes the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$30,655	$(65,591)	$(64,610)
Other than the United States	(1,341)	61,673	(59,837)
Income (loss) before income tax expense	$29,314	$(3,918)	$(124,447)

Significant components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal (1)	1,760	$(21)	$534
State	(141)	246	454
Foreign	4,649	3,737	3,705
Total current provision	6,268	3,962	4,693
Deferred:
Federal (2)	(103)	1,084	(257)
State (3)	(8,772)	—	—
Foreign	383	3,133	850
Total deferred provision	(8,492)	4,217	593
Provision for income taxes	$(2,224)	$8,179	$5,286
(1) The 2020 amount reflects a benefit of $0.6 million offsetting tax expense of $0.6 million in discontinued operations pursuant to the guidance in paragraph 740-20-45-7 that requires all components, including discontinued operations, be considered when determining the tax benefit from a loss from continuing operations. The 2021 amount reflects estimated withholding taxes on the divestiture of Diamond Power Machine (Hubei) Co.
(2) The 2020 amount reflects $1.1 million of deferred tax expense as a result of the change in indefinite reinvestment assertion related to certain foreign subsidiaries.
(3) The 2021 amount reflects a $8.7 million of deferred tax benefit primarily attributable to a reduction in the valuation allowance on net operating losses and temporary deductible benefits in certain states that are now expected to be recovered.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision for income taxes.

The sources and tax effects of the differences are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax benefit at federal statutory rate	$6,156	$(823)	$(26,134)
State and local income taxes	1,054	346	3,205
Foreign rate differential	132	2,422	2,053
Intra-entity debt restructuring (1)	—	2,908	—
Deferred taxes - change in tax rate	(564)	8,512	9,799
Non-deductible (non-taxable) items	(122)	1,963	4,190
Tax credits	(34)	(2,939)	144
Valuation allowances	(13,136)	(17,498)	56,254
Luxembourg impairment of investments	—	(30,603)	(65,848)
Effect of DPMH sale	(1,090)	—	—
Accrual adjustments	—	405	(995)
Unrecognized tax benefits	150	37,387	(271)
Withholding taxes	3,881	1,416	1,331
Change in indefinite reinvestment assertion	(15)	1,084	—
Disallowed interest deductions	1,010	11,155	11,009
Return to provision and prior year true-up	556	(7,855)	9,875
Other	(202)	299	674
Income tax (benefit) expense	$(2,224)	$8,179	$5,286
(1) The 2020 amount reflects a restructuring of intercompany debt that resulted in the reduction of certain foreign net operating loss carryforwards.

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Pension liability	$41,520	$50,849
Other accruals	10,683	12,989
Long-term contracts	—	1,121
Net operating loss carryforward	401,750	399,321
State net operating loss carry forward	23,705	23,956
Interest limitation carryforward	41,104	38,539
Foreign tax credit carryforward	5,381	7,312
Other tax credits	5,336	3,270
Lease liability	15,455	—
Other	4,810	8,478
Total deferred tax assets	$549,744	$545,835
Valuation allowance for deferred tax assets	(512,803)	(536,251)
Total deferred tax assets, net	$36,941	$9,584

Deferred tax liabilities:
Property, plant and equipment	$1,653	$2,763
Right of use assets	14,574	—
Long-term contracts	7,045	—
Unremitted earnings	1,069	1,084
Intangibles	13,999	9,449
Total deferred tax liabilities	38,340	13,296
Net deferred tax liabilities	$(1,399)	$(3,712)

At December 31, 2021, the Company has foreign net operating loss (NOL) carryforward DTAs of approximately $357.8 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOL carryforwards, $187.6 million do not expire. The remaining foreign NOLs will expire between 2022 and 2037.

As December 31, 2021, the Company has U.S. federal NOL carryforward DTAs of approximately $43.9 million. Of this amount, $20.7 million will expire in 2036 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under Code Section 382. Approximately $19.7 million of our U.S. federal NOL carryforward is not subject to the Code Section 382 limitation.

At December 31, 2021, the Company has state NOL carryforward DTAs of $23.7 million available to offset future taxable income in various jurisdictions. Of this amount, $23.3 million will expire between 2022 and 2041.

At December 31, 2021,the Company has foreign tax credit carryforwards of $5.4 million. These carryforwards will expire between 2022 and 2028.

At December 31, 2021, the Company has valuation allowances of $512.8 million for deferred tax assets, which we expect will not be realized, through carrybacks, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2021, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$(536,251)	$(539,791)
Charges to costs and expenses	13,136	17,498
Charges to other accounts	10,312	(13,958)
Balance at end of period	$(512,803)	$(536,251)

Sections 382 and 383 of the Code limits, for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under Code Section 382, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, the Company determined that a Section 382 ownership change occurred on July 23, 2019. As a result of this change in ownership, the Company estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected) The Company maintains a full valuation allowance on the majority of its U.S. deferred tax assets, including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

Undistributed earnings of certain foreign subsidiaries amounted to approximately $308.7 million. The Company no longer intends to assert indefinite reinvestment with respect to withholding taxes of $1.1 million that could be assessed on the repatriation of $11.3 million in undistributed earnings. The Company continues to assert indefinite reinvestment in the remaining $297.4 million of existing earnings that are not expected to be distributed in the future. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various foreign countries. The Company expects to take the 100% dividends received deduction to offset any US federal taxable income on the undistributed earnings. Withholding taxes of approximately $1.6 million would be payable upon remittance of these previously unremitted earnings.

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

Below is a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$39,013	$1,229	$1,500
Increases based on tax positions taken in the current year	—	37,900	29
Increases based on tax positions taken in prior years	242	—	27
Decreases based on tax positions taken in prior years	—	(29)	(223)
Decreases due to settlements with tax authorities	—	—	—
Decreases due to lapse of applicable statute of limitation	—	(87)	(104)
CTA/Translation	(2,807)	—	—
Balance at end of period	$36,448	$39,013	$1,229

Unrecognized tax benefits of $0.7 million would, if recognized, impact the effective tax rate. The remaining balance of unrecognized tax benefits relates to deferred tax assets that, if recognized, would require a full valuation allowance. It is not expected that the amount of unrecognized tax benefits will change significantly during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Tax years 2015 through 2020 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. We do not have any returns under examination for years prior to 2014. The United States

Internal Revenue Service has completed examinations of the federal tax returns of our former parent, BWXT, through 2014, and all matters arising from such examinations have been resolved.
NOTE 22 – CONTINGENCIES

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

SEC Investigation

As the Company previously disclosed, the U.S. SEC ('SEC") had been conducting a formal investigation of the Company, focusing on the accounting charges and related matters involving the Company's B&W Renewable segment from 2015-2019. On October 20,2021, the SEC informed the Company that the staff does not intend to recommend any enforcement action against the Company.

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

Russian Invasion of Ukraine

We do not currently have contracts directly with Russian entities or businesses and we currently do not do business in Russia directly. We believe the Company’s only involvement with Russia or Russian-entities, involves sales of our products in the amount of approximately $3.1 million by a wholly-owned Italian subsidiary of the Company to non-Russian counterparties who may resell our products to Russian entities or perform services in Russia using our products. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact our subsidiary’s rights and responsibilities under the contracts and could result in potential losses to the Company.

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

NOTE 23 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended of 2021, 2020, and 2019 were as follows:

(in thousands)	Currency translation loss	Net unrealized gain (loss) on derivative instruments	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2018	$(10,834)	$1,362	$(1,960)	$(11,432)
Other comprehensive income (loss) before reclassifications	13,401	(1,367)	—	12,034
Reclassified from AOCI to net income (loss)	3,176	202	(1,857)	1,521
Amounts reclassified from AOCI to advanced billings on contracts	—	(197)	—	(197)
Net other comprehensive (loss) income	16,577	(1,362)	(1,857)	13,358
Balance at December 31, 2019	$5,743	$—	$(3,817)	$1,926
Other comprehensive loss before reclassifications	(53,318)	—	—	(53,318)
Reclassified from AOCI to net income (loss)	—	—	(998)	(998)
Net other comprehensive (loss) income	(53,318)	—	(998)	(54,316)
Balance at December 31, 2020	$(47,575)	$—	$(4,815)	$(52,390)
Other comprehensive income (loss) before reclassifications	(3,412)	—	676	(2,736)
Reclassified from AOCI to net income (loss)	(4,512)	—	816	(3,696)
Net other comprehensive income (loss)	(7,924)	—	1,492	(6,432)
Balance at December 31, 2021	$(55,499)	$—	$(3,323)	$(58,822)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2021	2020	2019
Release of currency translation adjustment with the sale of business	Loss on sale of business	$4,512	$—	$(3,176)
Derivative financial instruments	Other – net	—	—	(202)
Pension and post retirement adjustments, net of tax	Benefit plans, net	(816)	998	1,857
	Net (loss) income	$3,696	$998	$(1,521)

NOTE 24 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	December 31, 2021	Level 1	Level 2
Corporate notes and bonds	$9,477	$9,477	$—
Mutual funds	714	—	714
United States Government and agency securities	2,017	2,017	—
Total fair value of available-for-sale securities	$12,208	$11,494	$714

(in thousands)
Available-for-sale securities	December 31, 2020	Level 1	Level 2
Corporate notes and bonds	$6,139	$6,139	$—
Mutual funds	636	—	636
Corporate Stocks	4,168	4,168	—
United States Government and agency securities	4,365	4,365	—
Total fair value of available-for-sale securities	$15,308	$14,672	$636

Available-For-Sale Debt Securities

Our investments in available-for-sale debt securities are presented in other assets on our Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 14 above for a discussion of our recent offerings of senior notes. The fair value of the senior notes is based on readily available quoted market prices as of December 31, 2021.

(in thousands)	December 31, 2021
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$186,219	$195,250
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$150,229

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
•Contingent consideration: In connection with the Fosler Construction Company acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million. As of December 31, 2021, the fair value of the contingent earn-out liability is $9.2 millions and is classified as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. The fair value measurement of the contingent consideration related to the Fosler Construction Company acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the markets. The Company evaluates the fair value of contingent consideration and the corresponding liability each reporting period using an option pricing framework. The Company estimates projections during the earn-out period and volatility within the option pricing model captures variability in the potential pay-out. The analysis considers a discount rate applicable to the underlying projections and the risk of the Company paying the future liability.

NOTE 25 – RELATED PARTY TRANSACTIONS

The Company believes it transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns 30.3% of our outstanding common stock as of December 31, 2021.

B. Riley was party to the Last Out Term Loans under our prior A&R Credit Agreement, as described in Note 15.

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

Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $0.8 million, $7.4 million and $12.4 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

On November 13, 2020 we entered into an agreement with B. Riley Principal Merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were sold in January 2021 for which the Company recognized net proceeds of $4.5 million.

The public offering of our 8.125% Senior Notes in February 2021, as described in Note 14, was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the 8.125% Senior Notes offering.

The public offering of our common stock, as described in Note 18, was conducted pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. Also on February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of 8.125% Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 14.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 14. As of December 31, 2021, we paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock, as described in Note 17, was conducted pursuant to an underwriting agreement dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on May 2021, we paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction cost related to the Preferred Stock offering.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 17, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, we issued 2,916,880 shares of the Company’s 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 17.

On June 30, 2021, we entered into new Debt Facilities, as described in Note 16. In connection with the Company’s entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as describe in Note 16. Under a fee letter with B. Riley, the Company shall pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $76 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 17. As of December 31, 2021, we paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 6.50% Senior Notes in December 2021, as described in Note 14, was conducted pursuant to an underwriting agreement dated December 8, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on December 13, 2021, we paid B. Riley Securities, Inc. $5.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes offering.

On December 17, 2021, B. Riley Financial, Inc. entered into a General Agreement of Indemnity (the "Indemnity Agreement"), between us and AXA-XL and or its affiliated associated and subsidiary companies (collectively the “Surety”). Pursuant to the terms of the Indemnity Agreement, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed €30.0 million in connection with our proposed performance on a specified project. In consideration of B. Riley's execution of the Indemnity Agreement, we paid B. Riley a fee of $1.7 million following the issuance of the bond by the Surety, which represents approximately 5.0% of the bonded obligations, to be amortized over the term of the agreement.

On December 28, 2021, we received a notice that the underwriters of the 6.50% Senior Notes had elected to exercise their overallotment option for an additional $11.4 million in aggregate principal amount of the Senior Notes. At the closing date on December 30, 2021, we paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes overallotment.

Transactions with Vintage Capital Management, LLC

On March 26, 2021, Vintage and B. Riley completed a transaction pursuant to which B. Riley agreed to purchase from Vintage, and Vintage agreed to sell to B. Riley, all 10,720,785 shares of our common stock owned by Vintage.

Based on its Schedule 13D filings, Vintage beneficially owns 0% of our outstanding common stock as of December 31, 2021.

NOTE 26 – ACQUISITIONS, ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Acquisitions

Fosler Construction

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”). Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 and employs approximately 120 people with a track record of successfully completing solar projects profitably with union labor and aligning its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction is reported as part of our B&W Renewable segment, and will operate under the name Fosler Solar, a Babcock and Wilcox company.

The total fair value of consideration for the acquisition is $36.0 millions, including $27.2 million in cash plus $8.8 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million.

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

VODA

On November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”) through our wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL, for approximately $32.9 million. VODA is a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. VODA employs approximately 65 people mainly in Denmark and Sweden. We believe VODA will solidify our platform for our renewable service business in Europe and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. VODA is reported as part of our B&W Renewable segment. We plan to form B&W Renewable Services to integrate VODA and our waste-to-energy and biomass aftermarket services businesses.

The provisional measurements noted in the table below are preliminary and subject to modification in the future. The preliminary purchase price allocation to assets acquired and liabilities assumed in the acquisitions were:

	Purchase Price Allocation at September 30, 2021	Purchase Price Allocation Adjustments since September 30, 2021 (3)	Purchase Price Allocation at December 31, 2021	Purchase Price Allocation at December 31, 2021
(in thousands)	Fosler Construction			VODA
Cash	$—	$—	$—	$4,737
Accounts receivable	1,904	121	2,025	5,654
Contracts in progress	1,363	(158)	1,205	258
Other current assets	1,137	(835)	302	825
Property, plant and equipment	9,527	(14)	9,513	253
Goodwill(1)	43,230	8,749	51,979	17,176
Other assets	17,497	(4,600)	12,897	14,321
Right of use assets	1,093	—	1,093	433
Debt	(7,625)	—	(7,625)	—
Current liabilities	(5,073)	(390)	(5,463)	(5,181)
Advance billings on contracts	(1,557)	238	(1,319)	(2,036)
Non-current lease liabilities	(1,730)	—	(1,730)	(302)
Other non-current liabilities	(4,112)	1,218	(2,894)	(3,264)
Non-controlling interest(2)	(22,262)	(1,734)	(23,996)	—
Net acquisition cost	$33,392	$2,595	$35,987	$32,874
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Fosler Construction acquisition, goodwill represents Fosler's ability to significantly expand EPC and O&M services among new customers across the U.S. by leveraging B&W's access to capital and geographic reach. With respect to the VODA acquisition, goodwill represents VODA's ability to significantly expand within the aftermarket parts and services industries by leveraging B&W's access to capital and existing platform within the renewable service market. Goodwill is not expected to be deductible for U.S federal income tax purposes.
(2) The fair value of the non-controlling interest was derived based on the fair value of the 60% controlling interest acquired by B&W. The transaction price paid by B&W reflects a Level 2 input involving an observable transaction involving an ownership interest in Fosler Construction. Also, as described above, a portion of the purchase consideration relates to the contingent consideration.
(3) Our preliminary purchase price allocation changed due to additional information and further analysis.

Intangible assets are included in other assets above and consists of the following:

	Fosler Construction		VODA
(in thousands)	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	9,400	12 years	13,855	11 years
Tradename	—	—	228	3 years
Backlog	3,100	5 months	—	—
Total intangible assets(1)	$12,500		$14,083
(1) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

The Company incurred approximately $0.7 million and $0.4 million of costs related to the acquisitions of VODA and Fosler Construction, respectively, which were recorded as a component of our operating expenses in our Consolidated Statement of Operations for 2021.

Acquisitions - Subsequent Event

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc, (“FPS”) for approximately $59.1 million, excluding working capital adjustments. FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19 million, excluding working capital adjustments. Optimus designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries , including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries, LLC will be reported as part of our B&W Thermal segment.

Assets Held for Sale

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 and expiring on March 31, 2033. These assets were treated as assets held for sale on our Consolidated Balance Sheets as of December 31, 2020.

Certain real property assets for the Lancaster, Ohio location were sold on August 13, 2021 for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041. These assets were treated as assets held for sale on our Consolidated Balance Sheets as of December 31, 2020.

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

Divestitures

Effective March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. For the twelve months ended December 31, 2021, we recognized a $1.8 million pre-tax loss, inclusive of the recognition of $4.5 million of currency translation adjustment, on the sale of the business and after consideration of certain working capital adjustments that are in dispute. Additional adjustments may be necessary as this is finalized.

On March 17, 2020, we fully settled the remaining escrow associated with the sale of PBRRC and received $4.5 million in cash.

Discontinued Operations

On April 6, 2020, we fully settled the remaining escrow associated with the sale of the MEGTEC and Universal businesses and received $3.5 million in cash.

NOTE 27 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the year ended December 31, 2021:

Effective January 1, 2021 we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing exceptions related to the incremental approach for intra-period tax allocation, certain deferred tax liabilities, and the general methodology for calculating income taxes in an interim period. The amendment also provides simplification related to accounting for franchise (or similar) tax, evaluating the tax basis step up of goodwill, allocation of consolidated current and deferred tax expense, reflection of the impact of enacted tax law or rate changes in annual effective tax rate calculations in the interim period that includes enactment date, and other minor codification improvements. The impact of this standard on our consolidated financial statements was immaterial.

In March 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This update is an amendment to ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform of Financial Reporting, which was issued in March 2020 and provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in the updates apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the updates do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Equity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Earnings Per Share (Topic 260). The amendments in this update do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic. That is, accounting for those instruments continues to be subject to the requirements in other Topics. The amendments in this update do not affect a holder’s accounting for freestanding call options. The update is applicable to B&W as we have previously issued freestanding written call options. As of December 31, 2021, these options remain unexercised and we will apply the accounting standard as freestanding written call options are modified or exchanged. We do not expect the standard to have a material impact on our consolidated financial statements.

New accounting standards not yet adopted that could affect our Consolidated Financial Statements in the future are summarized as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The amendment in this update is effective for public business entities in January 2023; all other entities have an additional year to adopt. Early adoption is permitted; however, if the new guidance is adopted in an interim period, it is required to be applied retrospectively to all business combinations within the year of adoption. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of the standard on our consolidated financial statements.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and

Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

On September 30, 2021, we acquired a 60% controlling ownership in Fosler Construction and on November 30, 2021, we acquired 100% ownership of VODA, as described in Note 26 of the Consolidated Financial Statements in Part I of this report. In accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition we excluded the acquired businesses from management’s report on internal control over financial reporting.

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2021.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 8, Financial Statements and Supplementary Data under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. In addition, during 2021, the Company outsourced certain support functions to external service providers of which some were still in transition as of December 31, 2021. We are continually monitoring and assessing these situations on our internal controls to ensure their operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 8, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle.

As described in Item 9A, management excluded from its assessment the internal control over financial reporting at Fosler Construction Company Inc. and VODA A/S, which were acquired on September 30, 2021, and November 30, 2021, respectively, and whose financial statements constitute approximately 14% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at these acquired entities.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 8, 2022

Item 9B. Other Information

On March 2, 2022, our Board of Directors approved an amendment to our Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (the “Amendment”). Pursuant to such amendment, the entirety of Section 2.10(e) was deleted. As a result of the Amendment, our Bylaws no longer include an age limitation for members of our Board of Directors. The effective date of the Amendment is March 2, 2022. A complete copy of the Bylaws reflecting the Amendment is attached to this Annual Report on Form 10-K as Exhibit 3.4.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for our 2021 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2022 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance –Board of Directors and Its Committees” in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2022, are as follows:

Name	Age	Position
Kenneth Young	58	Chairman and Chief Executive Officer
Louis Salamone	75	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Jimmy B. Morgan	53	Executive Vice President and Chief Operating Officer
John J. Dziewisz	56	Executive Vice President, General Counsel and Corporate Secretary

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

Jimmy B. Morgan has served as Chief Operating Officer of The Babcock & Wilcox Company since August 2020 and was additionally named Executive Vice President on January 1, 2022. . He has also served as Managing Director of our Babcock & Wilcox Vølund subsidiary since March 2020. Previously, Mr. Morgan served as our Senior Vice President, Babcock & Wilcox from January 2019 to August 2020. From December 2016 until January 2019, Mr. Morgan served as Senior Vice President, Renewable,with responsibility for the company’s Babcock & Wilcox Vølund subsidiary and for Babcock & Wilcox’s operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President of Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

John J. Dziewisz served as our Senior Vice President and Corporate Secretary since February 1, 2020. He was additionally named Executive Vice President on January 1, 2022 and the Company’s General Counsel on January 27, 2022. He also serves as the Company’s Chief Compliance Officer. Previously, Mr. Dziewisz served as the General Counsel of The Babcock & Wilcox Company from February 2020 to January 2022, as well as our Vice President, Assistant General Counsel & Chief Compliance Officer from January 2019 to February 2020. From June 2013 until January 2019, Mr. Dziewisz served as Assistant General Counsel, Operations & Intellectual Property. From June 2005 until June 2013, Mr. Dziewisz served as Managing Attorney with the Company. Mr. Dziewisz joined the Company in 1997.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2021:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	2,093
Weighted-average exercise price of outstanding options and rights	$19.11
Number of securities remaining available for future issuance	326

The other information required by this item is incorporated by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2022” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) The following documents are filed as part of this Annual Report on Form 10-K:

1) Financial Statements—the consolidated financial statements of Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries are included in Part II, Item 8 of this Annual Report on Form 10-K.

2) Exhibits—the exhibit index listed in the exhibit index below are filed with, or incorporated by reference in, this Annual Report on Form 10-K.

EXHIBIT INDEX

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

3.4	Amended and Restated Bylaws of the Babcock & Wilcox Enterprises, Inc.

3.5	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.6	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

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

4.4
First Supplemental Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

4.5
Second Supplemental Indenture dated December 13, 2021 (incorporated by reference to Exhibit 4.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on December 14, 2021 (File No. 001-36876)).

4.6	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

4.7	Form of 6.50%% Senior Note Due 2026 (included in Exhibit 4.5)

4.8	Form of Certificate representing 7.75% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

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

10.9	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 26, 2021 (File No. 001-36876)).

10.10†
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

10.13†
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

10.18
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

10.25
Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.26†
Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.27†
Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.28
Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.29†
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

10.32†
Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.33
Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.18 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.34
Amendment No. 1 dated June 10, 2016 to Credit Agreement, dated May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-36876)).

10.35
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

10.36
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

10.38
Amendment No. 5 dated March 1, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed March 5, 2018 (File No. 001-36876)).

10.39
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

10.41
Amendment No. 8 dated August 9, 2018, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed August 13, 2018 (File No. 001-36876)).

10.42
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

10.46
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

10.47
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

10.49‡
Amendment No. 16, dated April 5, 2019, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 5, 2019 (File No. 001-36876)).

10.50‡
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

10.53‡
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

10.54
Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.55
Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.56†
Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.57
First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.58
Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.59‡
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

10.60	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.61
Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.62
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.63‡
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

10.66‡
Settlement Agreement between Babcock & Wilcox Volund A/S and XL Insurance Company SE dated October 10, 2020 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.67	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.68	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.69	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.70	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock and Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.71	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.72
Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.73	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.74	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.75	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

18	LIFO Preferability Letter

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$17,222	$25,071
Charges to costs and expenses	262	(1,044)
Deductions	(4,207)	(6,783)
Currency translation adjustments and other	(1,449)	(22)
Balance at end of period	$11,828	$17,222

Inventory Reserves

	Year ended December 31,
(in thousands)	2021	2020 *
Balance at beginning of period	$7,078	$6,880
Charges to costs and expenses	(655)	769
Deductions	14	(867)
Currency translation adjustments and other	97	296
Balance at end of period	$6,534	$7,078
* December 31, 2020 balance at beginning of period amount has been adjusted to reflect the change in inventory accounting method, as described in Notes 2 and 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 8, 2022	By:	/s/ Kenneth M. Young
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

March 8, 2022