Form 10-Q
period 2022-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2022-05-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 2, 2022 was 86,337,832.

***** Cautionary Statement Concerning Forward-Looking Information *****

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current fact included in this Quarterly Report are forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements include words such as “expect,” “intend,” “plan,” “likely,” “seek,” “believe,” “project,” “forecast,” “target,” “goal,” “potential,” “estimate,” “may,” “might,” “will,” “would,” “should,” “could,” “can,” “have,” “due,” “anticipate,” “assume,” “contemplate,” “continue” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 and the invasion of Ukraine by Russia and the capital markets and global economic climate generally; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Fosler Construction Company Inc., VODA A/S, Fossil Power Systems, Inc., and Optimus Industries, LLC; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 8, 2022.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenues	$204,049	$168,248
Costs and expenses:
Cost of operations	163,060	131,385
Selling, general and administrative expenses	43,044	40,457
Advisory fees and settlement costs	3,935	3,291
Restructuring activities	94	993
Research and development costs	719	588
Gain on asset disposals, net	(20)	(2,004)
Total costs and expenses	210,832	174,710
Operating loss	(6,783)	(6,462)
Other expense:
Interest expense	(11,267)	(14,223)
Interest income	117	109
Gain on sale of business	—	358
Benefit plans, net	7,452	9,098
Foreign exchange	3,085	(1,209)
Other expense – net	(58)	(278)
Total other expense	(671)	(6,145)
Loss before income tax expense	(7,454)	(12,607)
Income tax expense	1,230	2,836
Net loss	(8,684)	(15,443)
Net loss (income) attributable to non-controlling interest	420	(21)
Net loss attributable to stockholders	(8,264)	(15,464)
Less: Dividend on Series A preferred stock	3,715	—
Net loss attributable to stockholders of common stock	$(11,979)	$(15,464)

Basic loss per share	$(0.14)	$(0.22)
Diluted loss per share	$(0.14)	$(0.22)

Shares used in the computation of loss per share:
Basic	87,992	71,396
Diluted	87,992	71,396

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(8,684)	$(15,443)
Other comprehensive (loss) income:
Currency translation adjustments ("CTA")	(4,285)	$(70)

Reclassification of CTA to net loss	—	(4,512)

Benefit obligations:
Pension and post retirement adjustments, net of tax	593	198

Other comprehensive loss	(3,692)	(4,384)
Total comprehensive loss	(12,376)	(19,827)
Comprehensive income attributable to non-controlling interest	461	3
Comprehensive loss attributable to stockholders	$(11,915)	$(19,824)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$108,137	$224,874
Restricted cash and cash equivalents	8,833	1,841
Accounts receivable – trade, net	170,464	132,068
Accounts receivable – other	39,819	34,553
Contracts in progress	95,972	80,176
Inventories, net	90,401	79,527
Other current assets	27,343	29,395
Total current assets	540,969	582,434
Net property, plant and equipment, and finance lease	77,156	85,627
Goodwill	174,371	116,462
Intangible assets, net	65,452	43,795
Right-of-use assets	30,500	30,163
Other assets	66,251	54,784
Total assets	$954,699	$913,265

Accounts payable	$97,840	$85,929
Accrued employee benefits	12,245	12,989
Advance billings on contracts	99,910	68,380
Accrued warranty expense	11,873	12,925
Financing lease liabilities	1,973	2,445
Operating lease liabilities	4,078	3,950
Other accrued liabilities	75,949	54,385
Loans payable	13,433	12,380
Total current liabilities	317,301	253,383
Senior notes	328,870	326,366
Long term loans payable	1,476	1,543
Pension and other postretirement benefit liabilities	174,873	182,730
Non-current finance lease liabilities	29,094	29,369
Non-current operating lease liabilities	27,032	26,685
Other non-current liabilities	32,111	34,567
Total liabilities	910,757	854,643
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 and 7,669 at March 31, 2022 and December 31, 2021, respectively	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 86,338 and 86,286 at March 31, 2022 and December 31, 2021, respectively	5,111	5,110
Capital in excess of par value	1,520,545	1,518,872
Treasury stock at cost, 1,553 and 1,525 shares at March 31, 2022 and December 31, 2021, respectively	(111,155)	(110,934)
Accumulated deficit	(1,333,133)	(1,321,154)
Accumulated other comprehensive loss	(62,514)	(58,822)
Stockholders' equity attributable to shareholders	18,931	33,149
Non-controlling interest	25,011	25,473
Total stockholders' equity	43,942	58,622
Total liabilities and stockholders' equity	$954,699	$913,265

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,765	(221)	—	—	—	1,545
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Preferred stock, net	—	—	—	—	(92)	—	—	—	—	(92)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942

	Common Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Par Value
Balance at December 31, 2020	54,452	$4,784	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)
Net loss	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	(4,582)	(24)	(4,606)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	4,480	(3,308)	—	—	—	1,194
Common stock offering	29,487	295	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(8,684)	$(15,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	6,202	4,058
Amortization of deferred financing costs and debt discount	834	5,779
Amortization of guaranty fee	231	452
Non-cash operating lease expense	1,174	1,140
Gain on sale of business	—	(358)
Gain on asset disposals	—	(2,005)
(Benefit from) provision for deferred income taxes	(689)	1,557
Prior service cost amortization for pension and postretirement plans	593	198
Stock-based compensation, net of associated income taxes	1,766	4,502
Foreign exchange	(3,085)	1,209
Changes in assets and liabilities:
Accounts receivable	(28,694)	(11,629)
Contracts in progress	(13,334)	(6,911)
Advance billings on contracts	27,532	18,226
Inventories	(2,996)	(1,863)
Income taxes	(7,009)	(1,919)
Accounts payable	11,297	6,246
Accrued and other current liabilities	(11,290)	(17,127)
Accrued contract loss	4,274	(129)
Pension liabilities, accrued postretirement benefits and employee benefits	(10,048)	(33,640)
Other, net	(10,073)	(6,297)
Net cash used in operating activities	(41,999)	(53,954)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,004)	(1,410)
Acquisition of business, net of cash acquired	(64,914)	—
Proceeds from sale of business and assets, net	—	3,297
Purchases of available-for-sale securities	(1,125)	(3,394)
Sales and maturities of available-for-sale securities	1,674	5,495
Other, net	(15)	534
Net cash (used in) from investing activities	(65,384)	4,522

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from financing activities:
Issuance of senior notes	2,016	125,000
Borrowings on loan payable	1,342	—
Repayments on loan payable	(31)	—
Repayments under last out term loans	—	(75,000)
Borrowings under U.S. revolving credit facility	—	14,500
Repayments of U.S. revolving credit facility	—	(178,800)
Preferred stock fees	—	—
Payment of preferred stock dividends	(3,715)	—
Shares of common stock returned to treasury stock	(221)	(3,308)
Issuance of common stock, net	—	161,513
Debt issuance costs	(119)	(7,727)
Other, net	(840)	(241)
Net cash (used in) from financing activities	(1,568)	35,937
Effects of exchange rate changes on cash	(794)	4,518
Net decrease in cash, cash equivalents and restricted cash	(109,745)	(8,977)
Cash, cash equivalents and restricted cash, beginning of period	226,715	67,423
Cash, cash equivalents and restricted cash, end of period	$116,970	$58,446
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We present the notes to our Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

COVID-19

In December 2019, a novel strain of coronavirus, ("COVID-19"), was identified in Wuhan, China and subsequently spread globally. This global pandemic has disrupted business operations, including trade, commerce, financial and credit markets, and daily life throughout the world. Our business has been, and continues to be, adversely impacted by the measures taken and restrictions imposed in the countries in which we operate and by local governments and others to control the spread of this virus. These measures and restrictions have varied widely and have been subject to significant changes from time to time depending on changes in the severity of the virus in these countries and localities. These restrictions, including curtailment of travel and other activity, negatively impact our ability to conduct business.

Disruption to our global supply changes from COVID-19 has included impacts to the manufacturing, supply, distribution, transportation and delivery of our products. We also observed significant disruptions of the operations of our logistics, service providers, delays in shipments and negative impacts to pricing of certain of our products. Disruptions and delays in our supply chains as a result of the COVID-19 pandemic could continue to adversely impact our ability to meet our customers’ demands. Additionally, the prioritization of shipments of certain products as a result of the pandemic could cause delays in the shipment or delivery of our products. Such disruptions could result in reduced sales.

The volatility and variability of the virus has limited our ability to forecast the impact of COVID-19 on our customers and our business. The ongoing impact of COVID-19, including evolving strains such as the delta and omicron variants, has resulted in the reimposition of certain restrictions and may lead to the implementation of other restrictions in response to efforts to reduce the spread of the virus. These varying and changing events have caused many of the projects we had anticipated to begin during the prior two years to be delayed into 2022 and beyond. Many customers and projects require B&W's employees to travel to customer and project worksites. Certain customers and significant projects are located in areas where travel restrictions have been imposed, certain customers have closed or reduced on-site activities, and timelines for completion of certain projects have, as noted above, been extended into 2022 and beyond. Additionally, out of concern for our employees, even where restrictions permit employees to return to our offices and worksites, we incurred additional costs to protect our employees and advised those who are uncomfortable returning to worksites due to the pandemic that they are not required to do so for an indefinite period of time. The resulting uncertainty concerning, among other things, the spread and economic impact of the virus has also caused significant volatility and, at times, illiquidity in global equity and credit markets. The full extent of the impact of COVID-19 and its variants on our operational and financial performance will depend on future developments, including the ultimate duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent outbreaks, as well as the availability, effectiveness and acceptance of COVID-19 vaccinations in the U.S. and abroad, all of which are uncertain, out of our control, and cannot be predicted.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net loss attributable to stockholders of common stock	$(11,979)	$(15,464)

Weighted average shares used to calculate basic and diluted loss per share	87,992	71,396

Basic loss per share	$(0.14)	$(0.22)

Diluted loss per share	$(0.14)	$(0.22)

If we were in a net income position during the three months ended March 31, 2022 and 2021, diluted shares would include an additional 0.9 million and 1.6 million shares, respectively.

We excluded 0.4 million and 0.4 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

NOTE 3 – SEGMENT REPORTING

Our operations are assessed based on three reportable market-facing segments as part of the Company's strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders with improved visibility into our renewable and environmental growth platforms. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy by diverting waste from landfills to use for power generation and replacing fossil fuels while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
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

Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
B&W Renewable segment
B&W Renewable	$19,711	$17,997
B&W Renewable Services (1)	8,288	5,260
Vølund	16,336	5,554
Fosler Solar	23,626	—
	67,961	28,811
B&W Environmental segment
B&W Environmental	18,185	17,433
SPIG	12,060	11,184
GMAB	4,703	2,543
	34,948	31,160
B&W Thermal segment
B&W Thermal	102,239	108,281
	102,239	108,281

Eliminations	(1,099)	(4)
Total Revenues	$204,049	$168,248
(1) B&W Renewable Services' 2021 revenues were reclassed from Vølund's prior year reported amount for year-over-year comparability.

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses on asset sales, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

Adjusted EBITDA for each segment is presented below with a reconciliation from net loss.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(8,684)	$(15,443)
Interest expense	12,324	14,509
Income tax expense	1,230	2,836
Depreciation & amortization	6,202	4,058
EBITDA	11,072	5,960

Benefit plans, net	(7,452)	(9,098)
Gain on sales, net	(20)	(2,362)
Stock compensation	1,319	7,829
Restructuring activities and business services transition costs	2,688	993
Advisory fees for settlement costs and liquidity planning	1,032	1,978
Litigation costs	2,528	380
Acquisition pursuit and related costs	843	—
Product development (1)	852	—
Foreign exchange	(3,085)	1,209
Financial advisory services	375	933
Contract step-up purchase price adjustment	1,745	—
Loss from business held for sale	—	483
Other - net	123	266
Adjusted EBITDA	$12,020	$8,571
(1) Costs associated with development of commercially viable products that are ready to go to market.

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA
B&W Renewable segment	$1,455	$204
B&W Environmental segment	1,439	1,105
B&W Thermal segment	14,154	10,535
Corporate	(4,373)	(2,685)
Research and development costs	(655)	(588)
	$12,020	$8,571

We do not separately identify or report our assets by segment as our CODM does not consider assets by segment to be a critical measure by which performance is measured.
NOTE 4 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We also earn revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 19% and 27% of our revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 81% and 73% of our revenue for the three months ended March 31, 2022 and 2021, respectively.

Refer to Note 3 for our disaggregation of revenue by product line.

Contract Balances

The following represents the components of our Contracts in progress and Advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$32,101	$35,939	$(3,838)	(11)%
Revenues recognized less billings to customers	63,871	44,237	19,634	44%
Contracts in progress	$95,972	$80,176	$15,796	20%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$100,130	$68,615	$31,515	46%
Costs of revenue recognized less cost incurred	(220)	(235)	15	(6)%
Advance billings on contracts	$99,910	$68,380	$31,530	46%

Net contract balance	$(3,938)	$11,796	$(15,734)	(133)%

Accrued contract losses	$4,652	$378	$4,274	1,131%

Backlog

On March 31, 2022 we had $721.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 61.4%, 15.4% and 23.2% of our remaining performance obligations as revenue in 2022, 2023 and thereafter, respectively.

Changes in Contract Estimates

In the three months ended March 31, 2022 and 2021, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Increases in gross profit for changes in estimates for over time contracts	$3,341	$3,025
Decreases in gross profit for changes in estimates for over time contracts	(2,862)	(1,358)
Net changes in gross profit for changes in estimates for over time contracts	$479	$1,667

B&W Renewable Projects

During March 2022, we determined that our Fosler Solar reporting unit had seven projects located in the United States that existed at the time we acquired Fosler on September 30, 2021 which generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As of March 31, 2022, we recorded an increase in goodwill of $14.9 million resulting from the initial recognition of $14.5 million of accrued liabilities and $0.4 million of warranty accruals during this acquisition's annual measurement period. We have submitted insurance claims to recover a portion of these losses as of March 31, 2022.
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials and supplies	$63,772	$56,352
Work in progress	7,212	5,723
Finished goods	19,417	17,452
Total inventories	$90,401	$79,527

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Land	$1,533	$1,489
Buildings	32,681	31,895
Machinery and equipment	145,134	144,325
Property under construction	4,877	12,480
	184,225	190,189
Less accumulated depreciation	134,639	133,137
Net property, plant and equipment	49,586	57,052
Finance leases	34,160	34,159
Less finance lease accumulated amortization	6,590	5,584
Net property, plant and equipment, and finance lease	$77,156	$85,627

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2022:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2021	$79,357	$5,667	$31,438	$116,462
Addition - Fossil Power(1)	—	—	35,392	35,392
Addition - Optimus Industries(1)	—	—	11,081	11,081
Measurement period adjustments - Fosler(1)(2)	11,163	—	—	11,163
Measurement period adjustments - VODA(1)(2)	(61)	—	—	(61)
Currency translation adjustments	57	45	232	334
Balance at March 31, 2022	$90,516	$5,712	$78,143	$174,371
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the Fosler Construction, VODA, Fossil Power and Optimus Industries acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions are subject to change.
(2) Our preliminary purchase price allocation changed due to additional information and further analysis.
Goodwill is tested for impairment annually and on an interim basis when impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2022.

As of March 31, 2022, Fosler's goodwill increase of $11.2 million included a $14.9 million increase resulting from the initial recognition of $14.5 million of accrued liabilities and $0.4 million of warranty accruals during this acquisition's annual measurement period, as described in Note 4.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Definite-lived intangible assets(1)
Customer relationships	$67,332	$46,903
Unpatented technology	18,591	15,410
Patented technology	3,682	3,103
Tradename	13,383	12,747
Acquired backlog	3,100	3,100
All other	9,128	9,319
Gross value of definite-lived intangible assets	115,216	90,582
Customer relationships amortization	(21,820)	(20,800)
Unpatented technology amortization	(8,729)	(8,313)
Patented technology amortization	(2,769)	(2,729)
Tradename amortization	(5,595)	(5,425)
Acquired backlog	(3,100)	(1,620)
All other amortization	(9,056)	(9,205)
Accumulated amortization	(51,069)	(48,092)
Net definite-lived intangible assets	$64,147	$42,490
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$65,452	$43,795
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the Fosler Construction, VODA, Fossil Power and Optimus Industries acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.

The following summarizes the changes in the carrying amount of intangible assets, net:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$43,795	$23,908
Business acquisitions and adjustments(1)	25,092	—
Amortization expense	(2,978)	(856)
Currency translation adjustments	(457)	(843)
Balance at end of the period	$65,452	$22,209
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the Fosler Construction, VODA, Fossil Power and Optimus Industries acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.

Amortization of intangible assets is included in Cost of operations and SG&A in our Condensed Consolidated Statement of Operations but is not allocated to segment results.

Intangible assets are assessed for impairment on an interim basis when impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2022.

Estimated future intangible asset amortization expense as of March 31, 2022 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2022	5,990
Year ending December 31, 2023	7,986
Year ending December 31, 2024	7,906
Year ending December 31, 2025	7,089
Year ending December 31, 2026	5,890
Year ending December 31, 2027	5,229
Thereafter	24,057
See Note 21 for intangible assets identified in conjunction with the acquisitions of Fosler Construction, VODA, Fossil Power and Optimus Industries, which are subject to change pending the finalization of the purchase price allocation associated with these acquisitions.

NOTE 9 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services that we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$12,925	$25,399
Additions	1,300	1,475
Expirations and other changes	(1,467)	(1,318)
Payments	(193)	(5,943)
Translation and other	(692)	(76)
Balance at end of period	$11,873	$19,537

We accrue estimated expense included in Cost of operations on our Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. Additions at March 31, 2022 included $0.4 million related to the Fosler projects, as described in Note 4. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

NOTE 10 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in the three months ended March 31, 2022, and 2021. The charges primarily consist of severance and related costs to actions taken as part of the Company’s strategic, market-focused organizational and re-branding initiative.

The following tables summarizes the restructuring activity incurred by segment:

	Three Months Ended March 31,			Three Months Ended March 31,
	2022			2021
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related Costs	Other(1)
B&W Renewable segment	$(193)	$(229)	$36	$509	$453	$56
B&W Environmental segment	69	10	59	89	35	54
B&W Thermal segment	198	50	148	348	12	336
Corporate	20	—	20	47	—	47
	$94	$(169)	$263	$993	$500	$493
Cumulative costs to date	$45,277	37,083	8,194
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in Other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$6,561	$8,146
Restructuring expense	94	993
Payments	(749)	(1,117)
Balance at end of period	$5,906	$8,022

The payments shown above for the three months ended March 31, 2022 and 2021 relate primarily to severance. Accrued restructuring liabilities at March 31, 2022 and 2021 relate primarily to employee termination benefits.

NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net (loss) income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Interest cost	$6,664	$5,671	$49	$39
Expected return on plan assets	(14,366)	(15,009)	—	—
Amortization of prior service cost (credit)	28	28	173	173
Benefit plans, net (1)	(7,674)	(9,310)	222	212
Service cost included in COS (2)	201	217	5	6
Net periodic benefit cost (benefit)	$(7,473)	$(9,093)	$227	$218
(1)    Benefit plans, net, which is presented separately in our Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in our Condensed Consolidated Statements of Operations and is allocated to the B&W Thermal segment.

There were no mark-to-market ("MTM") adjustments for our pension and other postretirement benefit plans during the three months ended March 31, 2022 and 2021.

We made contributions to our pension and other postretirement benefit plans totaling $0.4 million and $24.0 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 12 – DEBT

Senior Notes

8.125% Senior Notes

During 2021, we completed sales of $151.2 million aggregate principal amount of our 8.125% senior notes due 2026 (the “8.125% Senior Notes”) for net proceeds of approximately $146.6 million. In addition to the completed sales, we issued $35.0 million of 8.125% Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of our then existing Last Out Term Loan Tranche A-3. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum which is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The 8.125% Senior Notes mature on February 28, 2026.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and are fungible with the initial 8.125% Senior Notes issuance in 2021.

During the first quarter of 2022, the Company sold $2.0 million aggregate principal of 8.125% Senior Notes under the sales agreement described above for $2.0 million of net proceeds.

6.50% Senior Notes

During 2021, we completed sales of $151.4 million aggregate principal amount of our 6.50% senior notes due in 2026 (the “6.50% Senior Notes”) for net proceeds of approximately $145.8 million. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, and commenced on March 31, 2022. The 6.50% Senior Notes mature on December 31, 2026.

The components of the Company's senior notes at March 31, 2022 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$188,200	$151,440	$339,640
Unamortized deferred financing costs	(5,043)	(6,297)	(11,340)
Unamortized premium	570	—	570
Net debt balance	$183,727	$145,143	$328,870

Revolving Debt

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of March 31, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $16.2 million of financial letters of credit and $90.8 million of performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted LIBOR rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted LIBOR plus 7.50%. Under the Letter of Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, we are required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter.

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

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately.

In connection with the Company’s entry into the Debt Documents on June 30, 2021, B. Riley, a related party, entered into a Guaranty Agreement in favor of MSD, in its capacity as administrative agent under the Reimbursement Agreement, for the ratable benefit of MSD, the cash collateral providers and each co-agent or sub-agent appointed by MSD from time to time (the “B. Riley Guaranty”). The B. Riley Guaranty provides for the guarantee of all of the Company’s obligations under the Reimbursement Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of the Company’s obligations under the Reimbursement Agreement. Under a fee letter with B. Riley, the Company agreed to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty. The Company entered into a reimbursement agreement with B. Riley governing the Company’s obligation to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Reimbursement Agreement.

As of March 31, 2022, a subsidiary has borrowed $1.7 million against a $3.5 million line of credit with a variable interest rate on the line of credit of 5.0% per annum. On April 1, 2022, the line of credit was paid in full and terminated.

Effective with the Revolving Credit Agreement, the Company entered into on June 30, 2021, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of March 31, 2022 was $48.3 million. The aggregate value of the outstanding letters of credit provided under the Letter of

Credit Agreement backstopping letters of credit or bank guarantees was $34.8 million as of March 31, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $52.0 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of March 31, 2022, bonds issued and outstanding under these arrangements in support of our contracts totaled approximately $221.5 million. The aggregate value of the letters of credit backstopping surety bonds was $9.2 million.
Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of March 31, 2022, our Denmark subsidiary has three unsecured interest-free loans totaling $3.3 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.6 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in Long term loans payables in our Condensed Consolidated Balance Sheets. Subsequent to March 31, 2022, the loan due April 2022 was repaid on April 1, 2022.

As of March 31, 2022, Fosler Construction has two loans totaling $8.9 million. Both loans have a variable interest rate with a minimum rate of 6.0% and are due June 30, 2022. Fosler Construction also has loans, primarily for vehicles and equipment, totaling $0.6 million at March 31, 2022. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

NOTE 13 – PREFERRED STOCK

In May 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between us and B. Riley Securities, Inc.. At the closing, we issued to the public 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

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

During the three months ending March 31, 2022, the Company's Board of Directors approved dividends totaling $3.7 million. There are no cumulative undeclared dividends of the Preferred Stock at March 31, 2022.

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

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock has the same terms and have the same CUSIP number and is fungible with, the Preferred Stock issued during May 2021. For the three months ending March 31, 2022, the Company has sold no additional Preferred Stock pursuant to the sales agreement. As of December 31, 2021, the Company sold $7.7 million aggregate principal amount of Preferred Stock for $7.7 million of net proceeds.

NOTE 14 – COMMON STOCK

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. At the time of closing, we issued to the public 29,487,180 shares of our common stock and received net proceeds of approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses. The net proceeds of the offering were used to make a prepayment toward the balance outstanding under our then existing U.S. Revolving Credit Facility and permanently reduced the commitments under our senior secured credit facilities.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2022	2021
Components associated with borrowings from:
Senior notes	$6,216	$1,733
Last Out Term Loans - cash interest	—	3,513
U.S. Revolving Credit Facility	—	1,416
	6,216	6,662
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,060	—
Senior notes	643	1,468
U.S. Revolving Credit Facility	—	4,400
	1,703	5,868

Components associated with interest from:
Lease liabilities	708	616
Other interest expense	2,640	1,077
	3,348	1,693

Total interest expense	$11,267	$14,223

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Held by foreign entities	$35,870	$42,070	$25,169
Held by U.S. entities	72,267	182,804	28,664
Cash and cash equivalents	108,137	224,874	53,833

Reinsurance reserve requirements	584	443	2,053
Bank guarantee collateral	492	997	2,560
Letters of credit collateral	1,858	401	—
Hold-back for acquisition purchase price (1)	5,899	—	—
Restricted cash and cash equivalents	8,833	1,841	4,613
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$116,970	$226,715	$58,446
(1) The purchase price for Fossil Power Systems ("FPS") was $59.1 million, including a hold-back of $5.9 million as reflected above. The hold-back is being held in escrow for potential payment of up to the maximum amount twelve months from the February 1, 2022 date of acquisition if the conditions are met. The hold-back amount is included in Restricted cash and cash equivalents and Other accrued liabilities on our Condensed Consolidated Balance Sheets.

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax payments, net	$471	$1,499

Interest payments - 8.125% Senior Notes due 2026	$3,783	$—
Interest payments - 6.50% Senior Notes due 2026	2,926	—
Interest payments on our U.S. Revolving Credit Facility	—	5,979
Interest payments on our Last Out Term Loans	—	3,560
Total cash paid for interest	$6,709	$9,539

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2022, income tax expense was $1.2 million, resulting in an effective tax rate of (16.5)%. In the three months ended March 31, 2021, income tax expense was $2.8 million, resulting in an effective tax rate of (22.5)%.

Our effective tax rate for the three months ended March 31, 2022 and 2021 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items of $0.4 million for the three months ended March 31, 2022, which primarily represent withholding taxes. We had unfavorable discrete items of $2.5 million in the three months ended March 31, 2021, which primarily represented withholding taxes.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary from period to period due to these foreign income tax rate variations, changes in the jurisdictional mix of our income and valuation allowances.

NOTE 17 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims and finding that, in the event that parties’ contract is found to be valid, Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price subject to certain adjustments). On January 11, 2021, we filed our answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. We intend to continue to vigorously litigate the action. However, given the stage of the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (“Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF ("Stockholder Litigation"). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions. The litigation is currently ongoing and at this time we are unable to determine whether the outcome of the Stockholder Litigation will have a material adverse impact on our consolidated financial condition, results of operations or cash flows, net of any insurance coverage.

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

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first quarter of 2022 and 2021 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net loss	—	593	593
Net other comprehensive (loss) income	(4,285)	593	(3,692)
Balance at March 31, 2022	(59,784)	(2,730)	(62,514)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net (loss) income	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2022	2021
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$4,512
Pension and post retirement adjustments, net of tax	Benefit plans, net	(593)	(198)
	Net (loss) income	$(593)	$4,314

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

(in thousands)
Available-for-sale securities	March 31, 2022	Level 1	Level 2
Corporate notes and bonds	$8,218	$8,218	$—
Mutual funds	673	—	673
United States Government and agency securities	2,933	2,933	—
Total fair value of available-for-sale securities	$11,824	$11,151	$673

(in thousands)
Available-for-sale securities	December 31, 2021	Level 1	Level 2
Corporate notes and bonds	$9,477	$9,477	$—
Mutual funds	714	—	714
United States Government and agency securities	2,017	2,017	—
Total fair value of available-for-sale securities	$12,208	$11,494	$714

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices as of March 31, 2022.

(in thousands)	March 31, 2022
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$188,200	$197,759
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$144,353

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
•Revolving Debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our Revolving Debt approximated their carrying value at March 31, 2022.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

•Contingent consideration: In connection with the Fosler Construction Company acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million. As of March 31, 2022, the fair value of the contingent consideration liability is $9.6 million and is classified as a component of other current liabilities in the Company's Condensed Consolidated Balance Sheets. The fair value measurement of the contingent consideration related to the Fosler Construction Company acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the markets. The Company evaluates the fair value of contingent consideration and the corresponding liability each reporting period using an option pricing framework. The Company estimates projections during the earn-out period and volatility within the option pricing model captures variability in the potential pay-out. The analysis considers a discount rate applicable to the underlying projections and the risk of the Company paying the future liability.

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company believes transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.3% of our outstanding common stock as of March 31, 2022.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as our Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The public offering of our 8.125% Senior Notes in February 2021, as described in Note 12, was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the 8.125% Senior Notes offering.

The public offering of our common stock, as described in Note 14, was conducted pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. Also on February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of 8.125% Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 12.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 12. As of March 31, 2022, we paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering of which $0.1 million has been paid for the three months ended March 31, 2022.

The public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock, as described in Note 13, was conducted pursuant to an underwriting agreement dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on May 2021, we paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction cost related to the Preferred Stock offering.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 13, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, we issued 2,916,880 shares of the Company’s 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 13.

On June 30, 2021, we entered into new Debt Facilities, as described in Note 12. In connection with the Company’s entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as describe in Note 12. Under a fee letter with B. Riley, the Company shall pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $76.0 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 13. As of March 31, 2022, we paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 6.50% Senior Notes in December 2021, as described in Note 12, was conducted pursuant to an underwriting agreement dated December 8, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on December 13, 2021, we paid B. Riley Securities, Inc. $5.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes offering.

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

NOTE 21 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Fosler Construction

On September 30, 2021, we acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”). Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois that are being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 with a track record of successfully completing solar projects profitably with union labor while aligning its model with a growing number of renewable project incentives in the U.S. We believe Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of our clean and renewable energy businesses. Fosler Construction is reported as part of our B&W Renewable segment, and operates under the name Fosler Solar, a Babcock and Wilcox company.

The total fair value of consideration for the acquisition is $36.0 million, including $27.2 million in cash plus $8.8 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million.

We estimated fair values primarily using the discounted cash flow method at September 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

As of March 31, 2022, we recorded an increase in goodwill of $14.9 million resulting from the initial recognition of $14.5 million of accrued liabilities and $0.4 million of warranty accruals during this acquisition's annual measurement period, as described in Note 4.

VODA

On November 30, 2021, we acquired 100% ownership of VODA A/S (“VODA”) through our wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL, for approximately $32.9 million. VODA is a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. VODA is reported as part of our B&W Renewable segment and is included in the B&W Renewable Services product line.

We estimated fair values primarily using the discounted cash flow method at November 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Fossil Power Systems

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.1 million, excluding working capital adjustments. The consideration paid for FPS included a hold-back of $5.9 million, payable twelve months from the date of the acquisition if certain conditions of the purchase agreement are met an is recorded on our Condensed Consolidated Balance Sheets in restricted cash and cash equivalents and other accrued liabilities.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of our B&W Thermal segment.

We estimated fair values primarily using the discounted cash flow method at February 1, 2022 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Optimus Industries

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC ("Optimus Industries") for approximately $19.0 million, excluding working capital adjustments. Optimus Industries designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries is reported as part of our B&W Thermal segment.

The fair values for the Optimus Industries acquisition have not been completed as of the filing date of this Quarterly report.
We will estimate fair values primarily using the discounted cash flow method at February 28, 2022 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Purchase Price Allocations

The provisional measurements noted in the tables below are preliminary and subject to modification in the future. The preliminary purchase price allocation to assets acquired and liabilities assumed in the acquisitions were:

	Fosler Construction
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Preliminary Allocation
Accounts receivable	$1,904	$121	$2,025
Contracts in progress	1,363	9,433	10,796
Other current assets	1,137	(304)	833
Property, plant and equipment	9,527	(7,860)	1,667
Goodwill(1) (4)	43,230	19,912	63,142
Other assets	17,497	(4,600)	12,897
Right of use assets	1,093	—	1,093
Debt	(7,625)	—	(7,625)
Current liabilities (4)	(5,073)	(15,829)	(20,902)
Advance billings on contracts	(1,557)	238	(1,319)
Non-current lease liabilities	(1,730)	—	(1,730)
Other non-current liabilities	(4,112)	3,218	(894)
Non-controlling interest(2)	(22,262)	(1,734)	(23,996)
Net acquisition cost	$33,392	$2,595	$35,987
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
(4) Our preliminary goodwill and current liabilities adjustments increased $14.5 million due to additional accrued liabilities recognized attributable to the Fosler projects described in Note 4.

	VODA
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Preliminary Allocation
Cash	$4,737	$—	$4,737
Accounts receivable	5,654	—	5,654
Contracts in progress	258	—	258
Other current assets	825	—	825
Property, plant and equipment	253	—	253
Goodwill(1)	17,176	(61)	17,115
Other assets	14,321	—	14,321
Right of use assets	433	—	433
Current liabilities	(5,181)	—	(5,181)
Advance billings on contracts	(2,036)	—	(2,036)
Non-current lease liabilities	(302)	—	(302)
Other non-current liabilities	(3,264)	—	(3,264)
Net acquisition cost	$32,874	$(61)	$32,813

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
(2) Our preliminary purchase price allocation changed due to additional information and further analysis.

	Purchase Price Allocation at March 31, 2022
(in thousands)	Fossil Power Systems	Optimus Industries(2)
Cash	$1,869	$5,338
Accounts receivable	2,624	5,165
Contracts in progress	370	2,598
Other current assets	3,228	2,115
Property, plant and equipment	178	2,441
Goodwill(1)	35,392	11,081
Other assets	25,092	12
Right of use assets	1,115	94
Current liabilities	(1,792)	(4,240)
Advance billings on contracts	(645)	(3,779)
Non-current lease liabilities	(989)	(2)
Other non-current liabilities	(7,384)	(1,858)
Net acquisition cost	$59,058	$18,965
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the FPS acquisition, goodwill represents FPS's ability to significantly expand services among new customers by leveraging cross-selling opportunities and recognizing general cost synergies.
(2) With respect to Optimus Industries, the fair value analysis has not been completed. We will update the purchase price allocations after the fair value analysis has been completed.

Intangible assets are included in other assets above and consists of the following:

	Fosler Construction		VODA
(in thousands)	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$9,400	12 years	$13,855	11 years
Tradename	—	—	228	3 years
Backlog	3,100	5 months	—	—
Total intangible assets(1)	$12,500		$14,083

	Fossil Power Systems
	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$20,451	9 years
Tradename	787	14 years
Patented Technology	578	12 years
Unpatented Technology	3,276	12 years
Total intangible assets(1)	$25,092
(1) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

Costs related to our acquisitions of Fosler, VODA, Fossil Power Systems, and Optimus Industries, which were recorded as a component of our operating expenses in our Condensed Consolidated Statements of Operations, consists of the following:

For the Three Months Ended
(in thousands)	March 31, 2022
Fosler Construction	$195
VODA	140
FPS	31
Optimus Industries	69
Total	$435

Divestitures

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021 which expires on March 31, 2033.

Certain real property assets for the Lancaster, Ohio location were sold on August 13, 2021 for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021 which expires on August 31, 2041.

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

NOTE 22 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the first quarter of 2022:

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on our trade receivables, contracts in progress, and potentially our impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact of both standards on our Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Concerning Forward-Looking Information.

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

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.1 million, excluding working capital adjustments. Fossil Power Systems, Inc., is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. Fossil Power Systems, Inc. is reported as part of our B&W Thermal segment.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19.0 million, excluding working capital adjustments. Optimus Industries, LLC designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries, LLC is reported as part of our B&W Thermal segment.

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
•prices of and access to materials, particularly as a result of rising inflation and the impact of the Russian invasion of Ukraine;
•overall strength of the industrial industry; and
•ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

We have manufacturing facilities in Mexico, the United States, Denmark, Scotland and China. Many aspects of our operations and properties could be affected by political developments, including the ongoing Russian-Ukrainian conflict, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

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

RESULTS OF OPERATIONS

Components of Our Results of Operations

Revenue

Our revenue is the total amount of income generated by our business and consists primarily of income from our renewable, environmental and thermal technology solutions that we provide to a broad range of industrial electric utility and other customers. Revenue from our operations is assessed based on our three market-facing segments, Babcock & Wilcox Renewable, Babcock & Wilcox Environmental and Babcock & Wilcox Thermal.

Operating Income (Loss)

Operating income (loss) consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

Net Income (Loss)

Net income (loss) consists primarily of operating income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans.

Condensed Consolidated Results of Operations

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues:
B&W Renewable segment	$67,961	$28,811
B&W Environmental segment	34,948	31,160
B&W Thermal segment	102,239	108,281
Eliminations	(1,099)	(4)
	$204,049	$168,248

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA
B&W Renewable segment	$1,455	$204
B&W Environmental segment	1,439	1,105
B&W Thermal segment	14,154	10,535
Corporate	(4,373)	(2,685)
Research and development costs	(655)	(588)
	$12,020	$8,571

Three Months Ended March 31, 2022 and 2021

Revenues increased by $35.8 million to $204.0 million in the three months ended March 31, 2022 as compared to $168.2 million in the three months ended March 31, 2021. The increase is primarily attributable to higher volume driven by new-

build projects and the acquisitions of Fosler Construction and VODA within our Renewable segment, the acquisitions of Fossil Power Systems and Optimus Industries within our Thermal segment, in addition to a higher level of volume in our Environmental segment partially offset by a lower level of construction activity in our Thermal segment. The negative impacts on the global economy as a result of the ongoing Russia-Ukraine military conflict adversely impacted each of our segments causing shortages of supplies and materials and affecting the timing of revenue on several projects. Segment specific changes are discussed in further detail in the sections below.

Net loss improved by $6.8 million from a net loss of $15.4 million in the three months ended March 31, 2021 to a net loss of $8.7 million in the three months ended March 31, 2022. Operating loss increased $0.3 million to an operating loss of $6.8 million in the three months ended March 31, 2022 as compared to an operating loss of $6.5 million in the three months ended March 31, 2021. The decrease is primarily due to the $1.9 million gain on sale recognized in the prior years quarter related to the sale of certain real property assets at the Copley, Ohio location as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. Restructuring expenses, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

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

	Three Months Ended March 31,
(in approximate millions)	2022	2021
B&W Renewable(1)	$101	$37
B&W Environmental	37	41
B&W Thermal	101	91
Bookings	$239	$169
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the three months ended March 31, 2022 and 2021 was $6.0 million and $7.0 million, respectively.

Our backlog as of March 31, 2022 and 2021 was as follows:

	As of March 31,
(in approximate millions)	2022	2021
B&W Renewable(1)	$440	$215
B&W Environmental	126	118
B&W Thermal	158	206
Other/eliminations	(3)	(4)
Backlog	$721	$535
(1)     B&W Renewable backlog at March 31, 2022, includes $153.2 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at March 31, 2022, we expect to recognize revenues as follows:

(in approximate millions)	2022	2023	Thereafter	Total
B&W Renewable	$233	$68	$139	$440
B&W Environmental	88	14	24	126
B&W Thermal	125	29	4	158
Other/eliminations	(3)	—	—	(3)
Expected revenue from backlog	$443	$111	$167	$721

Non-GAAP Financial Measures

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses on asset sales, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. Additionally, the Company redefined its definition of adjusted EBITDA to eliminate the effects of certain items including business transition costs. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(8,684)	$(15,443)
Interest expense	12,324	14,509
Income tax expense	1,230	2,836
Depreciation & amortization	6,202	4,058
EBITDA	11,072	5,960

Benefit plans, net	(7,452)	(9,098)
Gain on sales, net	(20)	(2,362)
Stock compensation	1,319	7,829
Restructuring activities and business services transition costs	2,688	993
Advisory fees for settlement costs and liquidity planning	1,032	1,978
Litigation costs	2,528	380
Acquisition pursuit and related costs	843	—
Product development (1)	852	—
Foreign exchange	(3,085)	1,209
Financial advisory services	375	933
Contract step-up purchase price adjustment	1,745	—
Loss from business held for sale	—	483
Other - net	123	266
Adjusted EBITDA	$12,020	$8,571
(1) Costs associated with development of commercially viable products that are ready to go to market.

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA
B&W Renewable segment	$1,455	$204
B&W Environmental segment	1,439	1,105
B&W Thermal segment	14,154	10,535
Corporate	(4,373)	(2,685)
Research and development costs	(655)	(588)
	$12,020	$8,571

B&W Renewable Segment Results

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Revenues	$67,961	$28,811	$39,150
Adjusted EBITDA	$1,455	$204	$1,251

Three Months Ended March 31, 2022 and 2021

Revenues in the B&W Renewable segment increased $39.2 million, to $68.0 million in the three months ended March 31, 2022 compared to $28.8 million in the three months ended March 31, 2021. The increase in revenue is primarily due to the acquisitions of Fosler Construction and VODA and higher volume of new-build projects.

Adjusted EBITDA in the B&W Renewable segment increased $1.3 million, to $1.5 million in the three months ended March 31, 2022 compared to $0.2 million in the three months ended March 31, 2021. The increase is primarily due to the higher volume, as described above offset partially by mix within the segment.

B&W Environmental Segment Results

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Revenues	$34,948	$31,160	$3,788
Adjusted EBITDA	$1,439	$1,105	$334

Three Months Ended March 31, 2022 and 2021

Revenues in the B&W Environmental segment increased 12%, or $3.8 million to $34.9 million in the three months ended March 31, 2022 compared to $31.2 million in the three months ended March 31, 2021. The increase is primarily driven by higher overall volume in ash handling systems, scrubbers, precipitators and cooling systems.

Adjusted EBITDA in the B&W Environmental segment was $1.4 million in the three months ended March 31, 2022 compared to $1.1 million in the three months ended March 31, 2021. The increase is driven primarily by higher volume, as described above.

B&W Thermal Segment Results

	Three Months Ended March 31,
(In thousands)	2022	2021	$ Change
Revenues	$102,239	$108,281	$(6,042)
Adjusted EBITDA	$14,154	$10,535	$3,619

Three Months Ended March 31, 2022 and 2021

Revenues in the B&W Thermal segment decreased 6%, or $6.0 million, to $102.2 million in the three months ended March 31, 2022 compared to $108.3 million in the three months ended March 31, 2021. The revenue decrease is attributable to a lower level of activity on construction projects, partially offset by the acquisitions of Fossil Power Systems and Optimus Industries.

Adjusted EBITDA in the B&W Thermal segment increased $3.6 million to $14.2 million in the three months ended March 31, 2022 compared to $10.5 million in the three months ended March 31, 2021, which is mainly attributable to the acquisitions of Fossil Power Systems and Optimus Industries and continued cost savings and restructuring initiatives benefiting the current year, which more than offset the overall decrease in volume, as described above.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.7 million to $4.4 million in three months ended March 31, 2022 as compared to $2.7 million incurred in the three months ended March 31, 2021. The increase is primarily due to increased tax services and audit fees.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs increased $0.6 million to $3.9 million in the three months ended March 31, 2022 as compared to $3.3 million in the corresponding period of 2021. The increase is primarily related to higher legal fees and other costs incurred in the current quarter.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce their cost and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses remained relatively unchanged and totaled $0.7 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $0.1 million and $1.0 million of expense in the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.9 million for the three months ended March 31, 2022 is due to a lower level of restructuring actions compared to the prior year comparable quarter. For the three months ended March 31, 2021, the charges primarily consist of severance related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiatives.

Transition Costs

Transition costs across our corporate and business functions resulted in $2.6 million of expense in the three months ended March 31, 2022. These charges primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Depreciation and Amortization

Depreciation expense was $2.2 million and $2.7 million in the three months ended March 31, 2022 and 2021, respectively.

Amortization expense was $4.0 million and $1.4 million in the three months ended March 31, 2022 and 2021, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants.

Our pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for our other postretirement benefit plans during the three months ended March 31, 2022 and 2021, respectively.

Refer to Note 11 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Foreign Exchange

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in the Condensed Consolidated Statements of Operations.

Foreign exchange was a gain (loss) of $3.1 million and $(1.2) million for the three months ended March 31, 2022 and 2021, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three Months Ended March 31,
(In thousands, except for percentages)	2022	2021
Loss before income taxes	$(7,454)	$(12,607)
Income tax expense	$1,230	$2,836
Effective tax rate	(16.5)%	(22.5)%

Our income tax expense in the first quarter of 2022 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the first quarter of 2022 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, the United States and Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding of dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our, senior notes, equity offerings, including our Preferred Stock, and revolving credit agreement which are described in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail along with other sources of liquidity.

During the first quarter of 2022, we executed the following actions:

•on February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.1 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report;
•on February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19.0 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report; and
•during the first quarter of 2022, the Company sold $2.0 million aggregate principal of 8.125% Senior Notes and received $2.0 million of net proceeds as described in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report.

See Note 12, Note 13, Note 14 and Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report for additional information on our external sources of financing and equity offerings.

Cash and Cash Flows

At March 31, 2022, our unrestricted cash and cash equivalents totaled $108.1 million and we had total debt of $343.8 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $35.9 million of our total unrestricted cash and cash equivalents at March 31, 2022. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $1.9 million of restricted cash at March 31, 2022 related to collateral for certain letters of credit.

Cash used in operations was $42.0 million in the three months ended March 31, 2022, which is primarily attributable to the net loss, $10.0 million reduction in pension, postretirement and employee benefit liabilities and a $13.2 million net decrease in operating cash outflows associated with changes in working capital. In the three months ended March 31, 2021, cash used in operations was $54.0 million which is primarily the result of our net loss, the change in pension, postretirement and employee benefit liabilities. There was also a $13.2 million decrease in operating cash outflows associated with changes in working capital.

Cash flows from investing activities used net cash of $65.4 million in the three months ended March 31, 2022, primarily due to the acquisitions of business of $64.9 million and $1.0 million of capital expenditures. In the three months ended March 31, 2021, cash flows from investing activities provided net cash of $4.5 million, primarily related to $3.3 million proceeds from the sale of business, proceeds from asset disposals and net change in available-for-sale securities, offset by $1.4 million of capital expenditures.

Cash flows from financing activities used net cash of $1.6 million in the three months ended March 31, 2022, primarily related to the payment of the preferred stock dividend of $3.7 million offset by the senior note proceeds of $2.0 million. Cash flows from financing activities provided net cash of $35.9 million in the three months ended March 31, 2021, primarily related to the $125.0 million issuance of senior notes and $161.5 million common stock issuance, offset by $75.0 million last out term loans repayments, a $164.3 million net reduction on the U.S. Revolving Credit Facility and $7.7 million of financing fees.

Debt Facilities

As described in the Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, on June 30, 2021, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of March 31, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of

Credit Agreement, usage consisted of $16.2 million of financial letters of credit and $90.8 million of performance letters of credit.

As of March 31, 2022, a subsidiary has borrowed $1.7 million against a $3.5 million line of credit with a variable interest rate on the line of credit of 5.0% per annum. On April 1, 2022, the line of credit was paid in full and terminated.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of March 31, 2022 was $48.3 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $34.8 million as of March 31, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $52.0 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $221.5 million. The aggregate value of the letters of credit backstopping surety bonds was $9.2 million.

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of March 31, 2022, our Denmark subsidiary has three unsecured interest-free loans totaling $3.3 million under a local government loan program related to COVID-19. The loans of $0.8 million, $1.6 million and $0.9 million are payable in April 2022, May 2022 and May 2023, respectively. The loan payable in May 2023 is included in long term loans payables in our Condensed Consolidated Balance Sheets. Subsequent to March 31, 2022, the loan due April 2022 was repaid on April 1, 2022.

As of March 31, 2022, Fosler Construction has two loans totaling $8.9 million. Both loans have a variable interest rate with a minimum rate of 6.0% and are due June 30, 2022. Fosler Construction also has loans primarily for vehicles and equipment totaling $0.6 million at March 31, 2022. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at March 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report for the year ended December 31, 2021. There have been no significant changes to our policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing these situations on our internal controls to ensure their operating effectiveness.

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other than the additional risk factor set forth below there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing invasion of Ukraine by Russia may continue to adversely affect our business and results of operations.

The ongoing invasion of Ukraine by Russia, and the global response to it, may continue to adversely affect our business and results of operations. The military conflict between Russia and Ukraine has caused significant volatility and disruptions to the global markets, including shortages of supplies and materials necessary for our business. For example, the conflict can impact our ability to place orders for materials, such as steel, in Europe, and may more broadly impact lead times for materials globally. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further uncertainty about economic and political stability, delays in access to supplies and materials, increases in inflation rate and energy prices and adverse effects on currency exchange rates and financial markets. As described in our Business Overview and Results of Operations included in Part I, Item II and Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, the conflict has resulted in shortages of supplies and materials and delays in the timing of revenue. We continue to monitor the situation closely and are proactively assessing and evaluating alternative sources to bolster our supplies and materials moving forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended March 31, 2022. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2022	19,734	$8.65	—	$—
February 2022	6,833	$7.37	—	$—
March 2022	—	$—	—	$—
Total	26,567	$8.32	—	$—
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
*Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

May 9, 2022	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)