Form 10-Q
period 2022-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2022-08-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 1, 2022 was 88,083,520.

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19, the invasion of Ukraine by Russia and the capital markets and global economic climate generally; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Fosler Construction Company Inc., VODA A/S, Fossil Power Systems, Inc., and Optimus Industries, LLC; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 8, 2022.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues	$221,019	$202,860	$425,068	$371,108
Costs and expenses:
Cost of operations	173,340	158,799	336,400	290,184
Selling, general and administrative expenses	44,951	33,704	87,995	74,161
Advisory fees and settlement costs	5,142	4,526	9,077	7,817
Restructuring activities	(102)	2,400	(8)	3,393
Research and development costs	1,137	609	1,856	1,197
(Gain) loss on asset disposals, net	(7,117)	38	(7,137)	(1,966)
Total costs and expenses	217,351	200,076	428,183	374,786
Operating income (loss)	3,668	2,784	(3,115)	(3,678)
Other (expense) income:
Interest expense	(10,662)	(8,021)	(21,929)	(22,244)
Interest income	103	146	220	255
Gain (loss) on debt extinguishment	—	6,530	—	6,530
Loss on sale of business	—	(2,598)	—	(2,240)
Benefit plans, net	7,403	5,924	14,855	15,022
Foreign exchange	(4,296)	1,826	(1,211)	617
Other expense – net	(565)	96	(623)	(182)
Total other (expense) income	(8,017)	3,903	(8,688)	(2,242)
(Loss) income before income tax expense	(4,349)	6,687	(11,803)	(5,920)
Income tax (benefit) expense	(1,355)	3,546	(125)	6,382
Net (loss) income	(2,994)	3,141	(11,678)	(12,302)
Net loss (income) attributable to non-controlling interest	427	(15)	847	(36)
Net (loss) income attributable to stockholders	(2,567)	3,126	(10,831)	(12,338)
Less: Dividend on Series A preferred stock	3,715	1,731	7,430	1,731
Net (loss) income attributable to stockholders of common stock	$(6,282)	$1,395	$(18,261)	$(14,069)

Basic (loss) earnings per share	$(0.07)	$0.02	$(0.21)	$(0.18)
Diluted (loss) earnings per share	$(0.07)	$0.02	$(0.21)	$(0.18)

Shares used in the computation of (loss) earnings per share:
Basic	88,029	85,724	88,011	78,589
Diluted	88,029	87,003	88,011	78,589

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(2,994)	$3,141	$(11,678)	$(12,302)
Other comprehensive (loss) income:
Currency translation adjustments ("CTA")	(6,634)	(1,478)	(10,919)	(1,548)

Reclassification of CTA to net loss	—	—	—	(4,512)

Benefit obligations:
Pension and post retirement adjustments, net of tax	(198)	198	395	396

Other comprehensive loss	(6,832)	(1,280)	(10,524)	(5,664)
Total comprehensive (loss) income	(9,826)	1,861	(22,202)	(17,966)
Comprehensive income (loss) attributable to non-controlling interest	498	(10)	959	(7)
Comprehensive (loss) income attributable to stockholders	$(9,328)	$1,851	$(21,243)	$(17,973)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$71,524	$224,874
Restricted cash and cash equivalents	8,664	1,841
Accounts receivable – trade, net	147,467	132,068
Accounts receivable – other	49,306	34,553
Contracts in progress	111,913	80,176
Inventories, net	99,112	79,527
Other current assets	27,568	29,395
Total current assets	515,554	582,434
Net property, plant and equipment, and finance lease	80,528	85,627
Goodwill	164,777	116,462
Intangible assets, net	63,561	43,795
Right-of-use assets	29,948	30,163
Other assets	59,571	54,784
Total assets	$913,939	$913,265

Accounts payable	$109,527	$85,929
Accrued employee benefits	13,174	12,989
Advance billings on contracts	95,718	68,380
Accrued warranty expense	11,083	12,925
Financing lease liabilities	1,493	2,445
Operating lease liabilities	3,893	3,950
Other accrued liabilities	63,866	54,385
Loans payable	3,781	12,380
Total current liabilities	302,535	253,383
Senior notes	329,968	326,366
Long term loans payable	579	1,543
Pension and other postretirement benefit liabilities	166,056	182,730
Non-current finance lease liabilities	28,788	29,369
Non-current operating lease liabilities	26,770	26,685
Other non-current liabilities	27,526	34,567
Total liabilities	882,222	854,643
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 and 7,669 at June 30, 2022 and December 31, 2021, respectively	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 86,392 and 86,286 at June 30, 2022 and December 31, 2021, respectively	5,112	5,110
Capital in excess of par value	1,521,931	1,518,872
Treasury stock at cost, 1,552 and 1,525 shares at June 30, 2022 and December 31, 2021, respectively	(111,155)	(110,934)
Accumulated deficit	(1,339,415)	(1,321,154)
Accumulated other comprehensive loss	(69,346)	(58,822)
Stockholders' equity attributable to shareholders	7,204	33,149
Non-controlling interest	24,513	25,473
Total stockholders' equity	31,717	58,622
Total liabilities and stockholders' equity	$913,939	$913,265

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,673	(221)	—	—	—	1,453
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Preferred stock, net	—	—	—	—	—	—	—	—	—	—
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942
Net loss	—	—	—	—	—	—	(2,567)	—	(427)	(2,994)
Currency translation adjustments	—	—	—	—	—	—	—	(6,634)	(71)	(6,705)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(198)	—	(198)
Stock-based compensation charges	54	1	—	—	1,386	—	—	—	—	1,387
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Preferred stock, net	—	—	—	—	—	—	—	—	—	—
Dividends to non-controlling interest	—	—	—	—	—	—	—	—		—
Balance at June 30, 2022	86,392	$5,112	7,669	$77	$1,521,931	$(111,155)	$(1,339,415)	$(69,346)	$24,513	$31,717

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)
Net loss	—	—	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	—	—	(4,582)	(24)	(4,606)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	—	—	4,480	(3,308)	—	—	—	1,194
Common stock offering	29,487	295	—	—	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	—	$—	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)
Net income	—	—	—	—	—	—	3,126	—	15	3,141
Currency translation adjustments	—	—	—	—	—	—	—	(1,478)	(5)	(1,483)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	65	2	—	—	1,201	(3)	—	—	—	1,200
Common stock offering, net	—	—	—	—	(529)					(529)
Preferred stock offering, net	—	—	4,445	45	105,998	—	—	—	—	106,043
Equitized Last Out Term Loan interest payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(1,731)	—	—	(1,731)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(36)	(36)
Balance at June 30, 2021	85,729	$5,103	7,362	$74	$1,509,697	$(109,301)	$(1,364,275)	$(58,054)	$1,037	$(15,719)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(11,678)	$(12,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	11,938	8,379
Amortization of deferred financing costs and debt discount	2,328	6,464
Amortization of guaranty fee	387	908
Non-cash operating lease expense	3,866	2,238
(Gain) loss on sale of business	(7,000)	2,240
Loss (gain) on debt extinguishment	—	(6,530)
Gain on asset disposals	—	(1,966)
(Benefit from) provision for deferred income taxes	(3,075)	2,002
Prior service cost amortization for pension and postretirement plans	395	396
Stock-based compensation, net of associated income taxes	3,061	5,705
Foreign exchange	1,211	(617)
Changes in assets and liabilities:
Accounts receivable	(13,804)	(576)
Contracts in progress	(31,255)	(5,014)
Advance billings on contracts	24,567	(10,512)
Inventories	(13,691)	(4,821)
Income taxes	(1,992)	(1,961)
Accounts payable	23,669	10,227
Accrued and other current liabilities	(17,861)	(34,717)
Accrued contract loss	1,471	(261)
Pension liabilities, accrued postretirement benefits and employee benefits	(17,480)	(40,339)
Other, net	(18,648)	(5,018)
Net cash used in operating activities	(63,591)	(86,075)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,721)	(2,168)
Acquisition of business, net of cash acquired	(64,914)	—
Proceeds from sale of business and assets, net	—	7,170
Purchases of available-for-sale securities	(3,209)	(6,694)
Sales and maturities of available-for-sale securities	5,028	8,303
Other, net	234	—
Net cash (used in) from investing activities	(65,582)	6,611

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from financing activities:
Issuance of senior notes	2,419	138,287
Borrowings on loan payable	1,342	2,566
Repayments on loan payable	(13,373)	—
Repayments under last out term loans	—	(75,408)
Borrowings under U.S. revolving credit facility	—	14,500
Repayments of U.S. revolving credit facility	—	(178,800)
Issuance of preferred stock, net	—	106,043
Payment of preferred stock dividends	(7,430)	(1,731)
Shares of common stock returned to treasury stock	(221)	(3,311)
Issuance of common stock, net	—	160,984
Debt issuance costs	—	(10,933)
Other, net	1,621	(908)
Net cash (used in) from financing activities	(15,642)	151,289
Effects of exchange rate changes on cash	(1,712)	4,350
Net (decrease) increase in cash, cash equivalents and restricted cash	(146,527)	76,175
Cash, cash equivalents and restricted cash, beginning of period	226,715	67,423
Cash, cash equivalents and restricted cash, end of period	$80,188	$143,598
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income attributable to stockholders of common stock	$(6,282)	$1,395	$(18,261)	$(14,069)

Weighted average shares used to calculate basic and diluted earnings (loss) per share	88,029	85,724	88,011	78,589
Dilutive effect of stock options, restricted stock and performance units	—	1,279	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	88,029	87,003	88,011	78,589

Basic earnings (loss) per share	$(0.07)	$0.02	$(0.21)	$(0.18)
Diluted earnings (loss) per share	$(0.07)	$0.02	$(0.21)	$(0.18)

Because we incurred a net loss in the three and six months ended June 30, 2022 and in the six months ended June 30, 2021, basic and diluted shares are the same.

If we were in a net income position during the six months ended June 30, 2022 and 2021, diluted shares would include an additional 0.9 million and 1.4 million shares, respectively. If we had net income in the three months ended June 30, 2022, diluted shares would include an additional 0.9 million shares.

We excluded 0.4 million and 0.3 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive. We excluded 0.4 million and 0.4 million shares related to stock options from the diluted share calculation for the six months ended June 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

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

Revenues exclude eliminations of revenues generated from sales to other segments or to other product lines within the segment. An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues:
B&W Renewable segment
B&W Renewable	$35,510	$24,701	$55,221	$42,698
B&W Renewable Services (1)	19,544	3,593	27,832	8,853
Vølund	18,557	10,050	34,893	15,604
Fosler Solar	1,616	—	25,242	—
	75,227	38,344	143,188	67,155
B&W Environmental segment
B&W Environmental	12,801	10,995	30,986	28,428
SPIG	14,234	13,194	26,294	24,378
GMAB	4,577	4,169	9,280	6,712
	31,612	28,358	66,560	59,518
B&W Thermal segment
B&W Thermal	116,305	136,316	218,544	244,597
	116,305	136,316	218,544	244,597

Eliminations	(2,125)	(158)	(3,224)	(162)
Total Revenues	$221,019	$202,860	$425,068	$371,108
(1) B&W Renewable Services' 2021 revenues were reclassed from Vølund's prior year reported amount for year-over-year comparability.

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation, including business transition costs.

Adjusted EBITDA for each segment is presented below with a reconciliation from net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(2,994)	$3,141	$(11,678)	$(12,302)
Interest expense	12,058	8,341	24,382	22,850
Income tax (benefit) expense	(1,355)	3,546	(125)	6,382
Depreciation & amortization	5,736	4,321	11,938	8,379
EBITDA	13,445	19,349	24,517	25,309

Benefit plans, net	(7,403)	(5,924)	(14,855)	(15,022)
(Gain) loss on sales, net	(117)	2,636	(137)	274
Stock compensation	475	51	1,794	7,880
Restructuring activities and business services transition costs	1,754	2,400	4,442	3,393
Advisory fees for settlement costs and liquidity planning	879	2,059	1,911	4,037
Litigation costs	3,911	1,167	6,439	1,547
Gain on debt extinguishment	—	(6,530)	—	(6,530)
Acquisition pursuit and related costs	1,350	—	2,193	—
Product development (1)	991	263	1,843	263
Foreign exchange	4,296	(1,826)	1,211	(617)
Financial advisory services	352	1,299	727	2,232
Contract step-up purchase price adjustment	—	—	1,745	—
Loss from business held for sale	—	—	—	483
Other - net	675	278	798	544
Adjusted EBITDA(2)	$20,608	$15,222	$32,628	$23,793
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
B&W Renewable segment(1)	$8,869	$3,427	$10,324	$3,631
B&W Environmental segment	591	2,705	2,030	3,810
B&W Thermal segment	16,361	12,572	30,515	23,107
Corporate	(4,226)	(2,997)	(8,599)	(5,682)
Research and development costs	(987)	(485)	(1,642)	(1,073)
	$20,608	$15,222	$32,628	$23,793
(1) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold.

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 21% and 18% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 20% and 22% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 79% and 82% of our revenue for the three months ended June 30, 2022 and 2021, respectively, and 80% and 78% of our revenue for six months ended June 30, 2022 and 2021, respectively

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Refer to Note 3 for our disaggregation of revenue by product line.

Contract Balances

The following represents the components of our Contracts in progress and Advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$40,822	$35,939	$4,883	14%
Revenues recognized less billings to customers	71,091	44,237	26,854	61%
Contracts in progress	$111,913	$80,176	$31,737	40%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$97,318	$68,615	$28,703	42%
Costs of revenue recognized less cost incurred	(1,600)	(235)	(1,365)	581%
Advance billings on contracts	$95,718	$68,380	$27,338	40%

Net contract balance	$16,195	$11,796	$4,399	37%

Accrued contract losses	$1,849	$378	$1,471	389%

Backlog

On June 30, 2022 we had $731.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 48.4%, 28.2% and 23.4% of our remaining performance obligations as revenue in 2022, 2023 and thereafter, respectively.

Changes in Contract Estimates

In the three and six June 30, 2022 and 2021, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Increases in gross profit for changes in estimates for over time contracts	$5,348	$2,314	$8,689	$5,339
Decreases in gross profit for changes in estimates for over time contracts	(2,612)	(3,137)	(5,474)	(4,495)
Net changes in gross profit for changes in estimates for over time contracts	$2,736	$(823)	$3,215	$844

B&W Renewable Projects

During March 2022, we determined that our Fosler Solar reporting unit had nine projects located in the United States that existed at the time we acquired Fosler on September 30, 2021 which generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As of June 30, 2022, we recorded an increase in goodwill of $14.4 million, primarily resulting from the initial recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals as preliminary measurement period adjustments. We have submitted insurance claims to recover a portion of these losses as of June 30, 2022.
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials and supplies	$73,681	$56,352
Work in progress	9,198	5,723
Finished goods	16,233	17,452
Total inventories	$99,112	$79,527

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Land	$2,460	$1,489
Buildings	35,291	31,895
Machinery and equipment	147,161	144,325
Property under construction	4,834	12,480
	189,746	190,189
Less accumulated depreciation	135,783	133,137
Net property, plant and equipment	53,963	57,052
Finance leases	34,159	34,159
Less finance lease accumulated amortization	7,594	5,584
Net property, plant and equipment, and finance lease	$80,528	$85,627

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2022:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2021	$79,357	$5,667	$31,438	$116,462
Addition - Fossil Power(1)	—	—	35,392	35,392
Addition - Optimus Industries(1)	—	—	11,081	11,081
Measurement period adjustments - Fosler(1)(2)	10,697	—	—	10,697
Measurement period adjustments - VODA(1)(2)	(61)	—	—	(61)
Measurement period adjustments - Fossil Power(1)(2)	—	—	270	270
Measurement period adjustments - Optimus Industries(1)(2)	—	—	(7,273)	(7,273)
Currency translation adjustments	(433)	(156)	(1,202)	(1,791)
Balance at June 30, 2022	$89,560	$5,511	$69,706	$164,777
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
Goodwill is tested for impairment annually and on an interim basis when impairment indicators exist. No impairment indicators were identified during the six months ended June 30, 2022.

As of June 30, 2022, Fosler's goodwill increase of $10.7 million included a $14.4 million increase, mostly resulting from the initial recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals during this acquisition's annual measurement period, as described in Note 4.

NOTE 8 – INTANGIBLE ASSETS

Our intangible assets are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Definite-lived intangible assets(1)
Customer relationships	$68,041	$46,903
Unpatented technology	18,189	15,410
Patented technology	3,638	3,103
Tradename	13,228	12,747
Acquired backlog	3,100	3,100
All other	9,228	9,319
Gross value of definite-lived intangible assets	115,424	90,582
Customer relationships amortization	(23,275)	(20,800)
Unpatented technology amortization	(9,158)	(8,313)
Patented technology amortization	(2,799)	(2,729)
Tradename amortization	(5,772)	(5,425)
Acquired backlog	(3,100)	(1,620)
All other amortization	(9,064)	(9,205)
Accumulated amortization	(53,168)	(48,092)
Net definite-lived intangible assets	$62,256	$42,490
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$63,561	$43,795
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the Fosler Construction, VODA, Fossil Power and Optimus Industries acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.

The following summarizes the changes in the carrying amount of intangible assets, net:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance at beginning of period	$43,795	$23,908
Business acquisitions and adjustments(1)	27,412	—
Amortization expense	(5,076)	(1,705)
Currency translation adjustments	(2,570)	(551)
Balance at end of the period	$63,561	$21,652
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

Intangible assets are assessed for impairment on an interim basis when impairment indicators exist. No impairment indicators were identified during the six months ended June 30, 2022.

Estimated future intangible asset amortization expense as of June 30, 2022 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2022	3,987
Year ending December 31, 2023	7,973
Year ending December 31, 2024	7,901
Year ending December 31, 2025	7,061
Year ending December 31, 2026	5,909
Year ending December 31, 2027	5,276
Thereafter	24,149
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

NOTE 9 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services that we sell. Changes in the carrying amount of our accrued warranty expense are as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance at beginning of period	$12,925	$25,399
Additions	2,942	3,608
Expirations and other changes	(2,028)	(4,309)
Payments	(2,144)	(8,576)
Translation and other	(612)	254
Balance at end of period	$11,083	$16,376

We accrue estimated expense included in Cost of operations on our Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. Additions at June 30, 2022 included $0.4 million related to the Fosler projects, as described in Note 4. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our consolidated financial condition, results of operations and cash flows.

NOTE 10 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges (benefit) in the three and six months ended June 30, 2022, and 2021. The charges (benefit) primarily consist of severance and related costs to actions taken as part of the Company’s strategic, market-focused organizational and re-branding initiative.

The following tables summarizes the restructuring activity incurred by segment:

	Three Months Ended June 30,			Three Months Ended June 30,
	2022			2021
(in thousands)	Total	Severance and related costs (benefit)	Other (1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$(20)	$(34)	$14	$557	$466	$91
B&W Environmental segment	34	9	25	209	172	37
B&W Thermal segment	82	66	16	1,542	1,035	507
Corporate	(198)	(228)	30	92	8	84
	$(102)	$(187)	$85	$2,400	$1,681	$719

	Six Months Ended June 30,			Six Months Ended June 30,
	2022			2021
(in thousands)	Total	Severance and related costs (benefit)	Other (1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$(213)	$(263)	$50	$1,066	$919	$147
B&W Environmental segment	103	19	84	298	207	91
B&W Thermal segment	280	116	164	1,890	1,047	843
Corporate	(178)	(228)	50	139	8	131
	$(8)	$(356)	$348	$3,393	$2,181	$1,212
Cumulative costs to date	$45,175	36,896	8,279
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in Other accrued liabilities on our Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$5,906	$8,022	$6,561	$8,146
Restructuring (benefit) expense	(102)	2,400	(8)	3,393
Payments	(1,668)	(2,477)	(2,417)	(3,594)
Balance at end of period	$4,136	$7,945	$4,136	$7,945

The payments shown above for the three and six months ended June 30, 2022 and 2021 relate primarily to severance. Accrued restructuring liabilities at June 30, 2022 and 2021 relate primarily to employee termination benefits.

NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net (loss) income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Interest cost	$6,609	$5,609	$13,273	$11,280	$49	$39	$98	$78
Expected return on plan assets	(14,261)	(11,773)	(28,627)	(26,782)	—	—	—	—
Amortization of prior service cost	27	28	55	56	173	173	346	346
Benefit plans, net (1)	(7,625)	(6,136)	(15,299)	(15,446)	222	212	444	424
Service cost included in COS (2)	198	218	399	435	5	6	10	12
Net periodic benefit cost (benefit)	$(7,427)	$(5,918)	$(14,900)	$(15,011)	$227	$218	$454	$436
(1)    Benefit plans, net, which is presented separately in our Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in our Condensed Consolidated Statements of Operations and is allocated to the B&W Thermal segment.

There were no mark-to-market ("MTM") adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2022 and 2021.

We made contributions to our pension and other postretirement benefit plans totaling $0.1 million and $0.5 million during the three and six months ended June 30, 2022, respectively, as compared to $0.3 million and $24.3 million during the three and six months ended June 30, 2021, respectively.

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

During the first six months of 2022, the Company sold $2.4 million aggregate principal of 8.125% Senior Notes under the sales agreement described above for $2.4 million of net proceeds.

6.50% Senior Notes

During 2021, we completed sales of $151.4 million aggregate principal amount of our 6.50% senior notes due in 2026 (the “6.50% Senior Notes”) for net proceeds of approximately $145.8 million. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 6.50% Senior Notes mature on December 31, 2026.

The components of the Company's senior notes at June 30, 2022 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$188,595	$151,440	$340,035
Unamortized deferred financing costs	(4,641)	(5,967)	(10,608)
Unamortized premium	541	—	541
Net debt balance	$184,495	$145,473	$329,968

Revolving Debt

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of June 30, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $16.1 million of financial letters of credit and $96.2 million of performance letters of credit.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of June 30, 2022 was $50.5 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $38.5 million as of June 30, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $58.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of June 30, 2022, bonds issued and outstanding under these arrangements in support of our contracts totaled approximately $293.3 million. The aggregate value of the letters of credit backstopping surety bonds was $9.7 million.
Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of June 30, 2022, our Denmark subsidiary has an unsecured interest-free loan of $0.8 million under a local government loan program related to COVID-19 that is payable May 2023. In addition, the Company had $2.5 million in a loan payable related to financed insurance premiums payable April 2023 and a $0.4 million loan payable related to a recent acquisition. These loan payables are included in current loans payable in our Condensed Consolidated Balance Sheets.

Fosler Construction has loans, primarily for vehicles and equipment, totaling $0.6 million at June 30, 2022. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

NOTE 13 – PREFERRED STOCK

In May 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between us and B. Riley Securities, Inc. At the closing, we issued to the public 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

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

During the six months ending June 30, 2022, the Company's Board of Directors approved dividends totaling $7.4 million. There are no cumulative undeclared dividends of the Preferred Stock at June 30, 2022.

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

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock has the same terms and have the same CUSIP number and is fungible with, the Preferred Stock issued during May 2021. For the six months ending June 30, 2022, the Company has sold no additional Preferred Stock pursuant to the sales agreement. As of December 31, 2021, the Company sold $7.7 million aggregate principal amount of Preferred Stock for $7.7 million of net proceeds.

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

On May 19, 2022, at the 2022 annual meeting of stockholders of the Company, the stockholders of the Company, upon the recommendation of the Company’s Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The Plan Amendment became effective upon such stockholder approval. The Plan Amendment increased the total number of shares of the Company’s common stock authorized for award grants under the 2021 Plan from 1,250,000 shares to 5,250,000 shares. The 2021 Plan replaced the Company’s Amended and Restated 2015 Long-Term Incentive Plan. In addition to the 5,250,000 shares available for award grant purposes under the 2021 Plan as described above, any shares of Company common stock underlying any outstanding award granted under the 2015 Plan that, following May 20, 2021, expires, or is terminated, surrendered, or forfeited for any reason without issuance of such shares shall also be available for the grant of new awards under the 2021 Plan.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in our Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Components associated with borrowings from:
Senior notes	$6,114	$3,459	$12,329	$5,192
Last Out Term Loans - cash interest	—	837	—	4,349
U.S. Revolving Credit Facility	—	—	—	1,416
	6,114	4,296	12,329	10,957
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,168	—	2,228	—
Senior notes	650	298	1,292	1,766
U.S. Revolving Credit Facility	—	1,595	—	5,995
	1,818	1,893	3,520	7,761

Components associated with interest from:
Lease liabilities	697	708	1,405	1,324
Other interest expense	2,033	1,124	4,675	2,202
	2,730	1,832	6,080	3,526

Total interest expense	$10,662	$8,021	$21,929	$22,244

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Held by foreign entities	$33,216	$42,070	$27,822
Held by U.S. entities	38,308	182,804	2,238
Cash and cash equivalents	71,524	224,874	30,060

Reinsurance reserve requirements	1,108	443	590
Bank guarantee collateral	467	997	2,240
Letters of credit collateral	1,190	401	110,708
Hold-back for acquisition purchase price (1)	5,899	—	—
Restricted cash and cash equivalents	8,664	1,841	113,538
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$80,188	$226,715	$143,598
(1) The purchase price for Fossil Power Systems ("FPS") was $59.2 million, including a hold-back of $5.9 million as reflected above. The hold-back is being held in escrow for potential payment of up to the maximum amount twelve months from the February 1, 2022 date of acquisition if the conditions are met. The hold-back amount is included in Restricted cash and cash equivalents and Other accrued liabilities on our Condensed Consolidated Balance Sheets.

The following cash activity is presented as a supplement to our Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Income tax payments, net	$2,104	$3,331

Interest payments - 8.125% Senior Notes due 2026	$7,613	$2,911
Interest payments - 6.50% Senior Notes due 2026	5,387	—
Interest payments on our U.S. Revolving Credit Facility	—	5,979
Interest payments on our Last Out Term Loans	—	4,397
Total cash paid for interest	$13,000	$13,287

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2022, income tax benefit was $(1.4) million, resulting in an effective tax rate of 31.2%. In the three months ended June 30, 2021, income tax expense was $3.5 million, resulting in an effective tax rate of 53.0%.

In the six months ended June 30, 2022, income tax benefit was $(0.1) million, resulting in an effective tax rate of 1.1%. In the six months ended June 30, 2021, income tax expense was $6.4 million, resulting in an effective tax rate of (107.8)%.

Our effective tax rate for the three and six months ended June 30, 2022 and 2021 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items of $0.1 million and $0.5 million for the three and six months ended June 30, 2022, which primarily represent withholding taxes. We had unfavorable discrete items of $0.9 million and $3.5 million for the three and six months ended June 30, 2021, which primarily represented withholding taxes and deferred tax liability remeasurement due to an enacted change in tax law.

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

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (collectively, “Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF (the “Stockholder Litigation”). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions.

On June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. That settlement agreement includes (i) certain corporate governance changes that the Company is willing to implement in the future, (ii) a total payment of $9.5 million, and (iii) other customary terms and conditions. All attorney’s fees, administration costs, and expenses associated with the settlement of this matter will be deducted from the total payment amount, other than the cost of notice, which will be borne by the Company. Of the total settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The remaining $4.75 million of the total settlement amount, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to the Company from insurance proceeds and the contribution of certain other parties to the Stockholder Litigation to settle the derivative claims asserted by Plaintiff on behalf of the Company. The proposed settlement, which remains subject to court approval, would resolve all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the full amount is accrued by the Company at June 30, 2022..

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

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first quarter of 2022 and 2021 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net loss	—	593	593
Net other comprehensive (loss) income	(4,285)	593	(3,692)
Balance at March 31, 2022	$(59,784)	$(2,730)	$(62,514)
Other comprehensive loss before reclassifications	(6,634)	—	(6,634)
Reclassified from AOCI to net loss	—	(198)	(198)
Net other comprehensive loss	(6,634)	(198)	(6,832)
Balance at June 30, 2022	$(66,418)	$(2,928)	$(69,346)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net (loss) income	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)
Other comprehensive loss before reclassifications	(1,478)	—	(1,478)
Reclassified from AOCI to net income	—	198	198
Net other comprehensive (loss) income	(1,478)	198	(1,280)
Balance at June 30, 2021	$(53,635)	$(4,419)	$(58,054)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$—	$—	$4,512
Pension and post retirement adjustments, net of tax	Benefit plans, net	198	(198)	395	(396)
	Net (loss) income	$198	$(198)	$395	$4,116

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

(in thousands)
Available-for-sale securities	June 30, 2022	Level 1	Level 2
Corporate notes and bonds	$6,900	$6,900	$—
Mutual funds	640	—	640
United States Government and agency securities	3,016	3,016	—
Total fair value of available-for-sale securities	$10,556	$9,916	$640

(in thousands)
Available-for-sale securities	December 31, 2021	Level 1	Level 2
Corporate notes and bonds	$9,477	$9,477	$—
Mutual funds	714	—	714
United States Government and agency securities	2,017	2,017	—
Total fair value of available-for-sale securities	$12,208	$11,494	$714

Available-For-Sale Securities

Our investments in available-for-sale securities are presented in other assets on our Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices as of June 30, 2022.

(in thousands)	June 30, 2022
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$188,595	$179,216
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$131,026

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
•Revolving Debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of our Revolving Debt approximated their carrying value at June 30, 2022.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

•Contingent consideration: In connection with the Fosler Construction Company acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million. As of June 30, 2022, the fair value of the contingent consideration liability is $9.6 million and is classified as a component of other current liabilities in the Company's Condensed Consolidated Balance Sheets. The fair value measurement of the contingent consideration related to the Fosler Construction Company acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the markets. The Company evaluates the fair value of contingent consideration and the corresponding liability each reporting period using an option pricing framework. The Company estimates projections during the earn-out period and volatility within the option pricing model captures variability in the potential pay-out. The analysis considers a discount rate applicable to the underlying projections and the risk of the Company paying the future liability.

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company believes transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.5% of our outstanding common stock as of June 30, 2022.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as our Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

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

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 12. As of June 30, 2022, we paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering of which $0.1 million has been paid for the six months ended June 30, 2022.

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

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell, from time to time, up to an aggregated principal amount of $76.0 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 13. As of June 30, 2022, we paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

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

Refer to Note 23 for additional related party transactions with B. Riley and its affiliates regarding subsequent events.

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

During the first half of 2022, we recorded an increase in goodwill of $14.4 million resulting from the initial recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals as preliminary measurement period adjustments, as described in Note 4.

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

Fossil Power Systems

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.2 million. The consideration paid for FPS included a hold-back of $5.9 million, payable twelve months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on our Condensed Consolidated Balance Sheets in restricted cash and cash equivalents and other accrued liabilities.

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

Optimus Industries

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC ("Optimus Industries") for approximately $19.2 million. Optimus Industries designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries is reported as part of our B&W Thermal segment.

We estimated fair values primarily using the discounted cash flow method at February 28, 2022 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Purchase Price Allocations

The provisional measurements noted in the tables below are preliminary and subject to modification in the future. The preliminary purchase price allocation to assets acquired and liabilities assumed in the acquisitions were:

	Fosler Construction
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments(3)	Updated Preliminary Allocation
Accounts receivable	$1,904	$121	$2,025
Contracts in progress	1,363	9,433	10,796
Other current assets	1,137	(304)	833
Property, plant and equipment	9,527	(7,860)	1,667
Goodwill(1) (4)	43,230	19,447	62,677
Other assets	17,497	(4,600)	12,897
Right of use assets	1,093	—	1,093
Debt	(7,625)	—	(7,625)
Current liabilities(4)	(5,073)	(15,364)	(20,437)
Advance billings on contracts	(1,557)	238	(1,319)
Non-current lease liabilities	(1,730)	—	(1,730)
Other non-current liabilities	(4,112)	3,218	(894)
Non-controlling interest(2)	(22,262)	(1,734)	(23,996)
Net acquisition cost	$33,392	$2,595	$35,987
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
(4) Our preliminary goodwill and current liabilities adjustments increased $14.1 million, primarily due to additional accrued liabilities recognized attributable to the Fosler projects described in Note 4.

	VODA
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments(2)	Updated Preliminary Allocation
Cash	$4,737	$—	$4,737
Accounts receivable	5,654	—	5,654
Contracts in progress	258	—	258
Other current assets	825	—	825
Property, plant and equipment	253	—	253
Goodwill(1)	17,176	(61)	17,115
Other assets	14,321	—	14,321
Right of use assets	433	—	433
Current liabilities	(5,181)	—	(5,181)
Advance billings on contracts	(2,036)	—	(2,036)
Non-current lease liabilities	(302)	—	(302)
Other non-current liabilities	(3,264)	—	(3,264)
Net acquisition cost	$32,874	$(61)	$32,813

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
(2) Our preliminary purchase price allocation changed due to additional information and further analysis.

	Fossil Power Systems
(in thousands)	Estimated Acquisition Date Fair Value	Measurement Period Adjustments(2)	Updated Preliminary Allocation
Cash	$1,869	$—	$1,869
Accounts receivable	2,624	—	2,624
Contracts in progress	370	—	370
Other current assets	3,228	—	3,228
Property, plant and equipment, net	178	—	178
Goodwill(1)	35,392	270	35,662
Other assets	25,092	—	25,092
Right of use assets	1,115	—	1,115
Current liabilities	(1,792)	(18)	(1,810)
Advance billings on contracts	(645)	—	(645)
Non-current lease liabilities	(989)	—	(989)
Non-current liabilities	(7,384)	(106)	(7,490)
Net acquisition cost	$59,058	$146	$59,204
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the FPS acquisition, goodwill represents FPS's ability to significantly expand services among new customers by leveraging cross-selling opportunities and recognizing general cost synergies.
(2) Our preliminary purchase price allocation changed due to additional information and further analysis.

	Optimus Industries
(in thousands)	Estimated Acquisition Date Fair Value	Measurement Period Adjustments(2)	Updated Preliminary Allocation
Cash	$5,338	$—	$5,338
Accounts receivable	5,165	—	5,165
Contracts in progress	2,598	—	2,598
Other current assets	2,115	—	2,115
Property, plant and equipment, net	2,441	5,178	7,619
Goodwill(1)	11,081	(7,274)	3,807
Other assets	12	2,319	2,331
Right of use assets	94	11	105
Current liabilities	(4,240)	—	(4,240)
Advance billings on contracts	(3,779)	—	(3,779)
non-current lease liabilities	(2)	—	(2)
Non-current liabilities	(1,858)	—	(1,858)
Net acquisition cost	$18,965	$234	$19,199
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Optimus Industries acquisition, goodwill represents Optimus Industries ability to significantly expand future customer relationships which are not in place today and recognize general cost synergies.
(2) Our preliminary purchase price allocation changed due to additional information and further analysis.

Intangible assets are included in other assets above and consists of the following:

	Fosler Construction		VODA
(in thousands)	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$9,400	12 years	$13,855	11 years
Tradename	—	—	228	3 years
Backlog	3,100	5 months	—	—
Total intangible assets(1)	$12,500		$14,083

	Fossil Power Systems		Optimus Industries
	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$20,451	9 years	2,100	10 years
Tradename	787	14 years	220	3 years
Patented Technology	578	12 years	—	—
Unpatented Technology	3,276	12 years	—	—
Total intangible assets(1)	$25,092		$2,320
(1) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

For the three and six-month periods ended June 30, 2022, costs of $0.0 million and $0.4 million related to our acquisitions of Fosler, VODA, Fossil Power Systems, and Optimus Industries were recorded as a component of our operating expenses in our Condensed Consolidated Statements of Operations.

Divestitures

On June 30, 2022 the Company sold development rights related to a future solar project for $8.0 million. In conjunction with the sale, the Company recognized a $7.0 million gain on sale and recorded an $8.0 million receivable within accounts receivable – other in the Condensed Consolidated Balance Sheet.

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021, which expires on March 31, 2033.

Certain real property assets for the Lancaster, Ohio location were sold on August 13, 2021 for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing August 13, 2021, which expires on August 31, 2041.

Effective March 5, 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023. Additional adjustments may be necessary as this is finalized.

NOTE 22 – NEW ACCOUNTING STANDARDS

We adopted the following accounting standard during the first six months of 2022:

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

NOTE 23 – SUBSEQUENT EVENTS

On July 20, 2022, BRF Investments, LLC, an affiliate of B. Riley, a related party exercised 1,541,666.7 warrants to purchase 1,541,666 shares of our common stock at a price per share of $0.01 pursuant to the terms of the warrant agreement between the Company and B. Riley dated July 23, 2019.

On July 28, 2022, B&W participated in the sale process of Hamon Holdings Corporation ("Hamon") for which B. Riley Securities, Inc., a related party to the Company, has been engaged as Hamon’s investment banker and to serve as advisor to Hamon through a Chapter 11 363 Asset Sale of Hamon’s entire United States business or potential carve-out of any of its four main subsidiaries. B&W was the successful bidder for the assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., a major provider of air pollution control technology, for approximately $2.9 million.

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

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.2 million. Fossil Power Systems, Inc., is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. Fossil Power Systems, Inc. is reported as part of our B&W Thermal segment.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19.2 million. Optimus Industries, LLC designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries, LLC is reported as part of our B&W Thermal segment.

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

We have manufacturing facilities in Mexico, the United States, Denmark, the United Kingdom and China. Many aspects of our operations and properties could be affected by political developments, including the ongoing Russian-Ukrainian conflict, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues:
B&W Renewable segment	$75,227	$38,344	$36,883	$143,188	$67,155	$76,033
B&W Environmental segment	31,612	28,358	3,254	66,560	59,518	7,042
B&W Thermal segment	116,305	136,316	(20,011)	218,544	244,597	(26,053)
Eliminations	(2,125)	(158)	(1,967)	(3,224)	(162)	(3,062)
	$221,019	$202,860	$18,159	$425,068	$371,108	$53,960

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Adjusted EBITDA
B&W Renewable segment(1)	$8,869	$3,427	$5,442	$10,324	$3,631	$6,693
B&W Environmental segment	591	2,705	(2,114)	2,030	3,810	(1,780)
B&W Thermal segment	16,361	12,572	3,789	30,515	23,107	7,408
Corporate	(4,226)	(2,997)	(1,229)	(8,599)	(5,682)	(2,917)
Research and development costs	(987)	(485)	(502)	(1,642)	(1,073)	(569)
	$20,608	$15,222	$5,386	$32,628	$23,793	$8,835
(1) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold.

Three Months Ended June 30, 2022 and 2021

Revenues increased by $18.2 million to $221.0 million in the three months ended June 30, 2022 as compared to $202.9 million in the three months ended June 30, 2021. The increase is primarily attributable to the acquisitions of Fosler Construction and VODA within our Renewable segment, higher overall volume in our Environmental segment and the acquisitions of Fossil Power Systems and Optimus Industries within our Thermal segment being partially offset by a lower level of construction activity in our Thermal segment. The negative impacts on the global economy as a result of the ongoing Russia-Ukraine military conflict adversely impacted each of our segments causing shortages of supplies and materials and affecting the timing of revenue on several projects. Segment specific changes are discussed in further detail in the sections below.

Net loss increased by $6.1 million to a net loss of $3.0 million in the three months ended June 30, 2022 from net income of $3.1 million in the three months ended June 30, 2021. Operating income increased $0.9 million to $3.7 million in the three months ended June 30, 2022 as compared to $2.8 million in the three months ended June 30, 2021. The higher net loss is primarily related to higher interest expense and foreign exchange losses in the current period. Restructuring activities, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

Six Months Ended June 30, 2022 and 2021

Revenues increased by $54.0 million to $425.1 million in the six months ended June 30, 2022 as compared to $371.1 million in the six months ended June 30, 2021. The increase is primarily attributable to the acquisitions of Fosler Construction and VODA within our Renewable segment, higher overall volume in our Environmental segment and the acquisitions of Fossil Power Systems and Optimus Industries within our Thermal segment being partially offset by a lower level of construction activity in our Thermal segment. The negative impacts on the global economy as a result of the ongoing Russia-Ukraine military conflict adversely impacted each of our segments causing shortages of supplies and materials and affecting the timing of revenue on several projects. Segment specific changes are discussed in further detail in the sections below.

Net loss improved by $0.6 million to a net loss of $11.7 million in the six months ended June 30, 2022 as compared to a net loss of $12.3 million in the six months ended June 30, 2021. Operating loss improved $0.6 million to an operating loss of $3.1 million in the six months ended June 30, 2022 as compared to an operating loss of $3.7 million in the six months ended June 30, 2021. The lower net loss is primarily related to positive contributions from the acquisitions, as described above offset partially by a lower level of construction activity in our Thermal segment. Restructuring activities, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in approximate millions)	2022	2021	2022	2021
B&W Renewable(1)	$59	$44	$160	$81
B&W Environmental	35	27	72	68
B&W Thermal	151	97	252	188
Bookings	$245	$168	$484	$337
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the second quarter of 2022 and 2021 was $(12.4) million and $(2.6) million, respectively. The foreign exchange impact on B&W Renewable bookings in the six months ended June 30, 2022 and 2021 was $(6.4) million and $4.5 million, respectively.

Our backlog as of June 30, 2022 and 2021 was as follows:

	As of June 30,
(in approximate millions)	2022	2021
B&W Renewable(1)	$412	$221
B&W Environmental	127	117
B&W Thermal	193	166
Other/eliminations	(1)	(4)
Backlog	$731	$500
(1)     B&W Renewable backlog at June 30, 2022, includes $129.7 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at June 30, 2022, we expect to recognize revenues as follows:

(in approximate millions)	2022	2023	Thereafter	Total
B&W Renewable	$178	$111	$123	$412
B&W Environmental	59	25	43	127
B&W Thermal	118	70	5	193
Other/eliminations	(1)	—	—	(1)
Expected revenue from backlog	$354	$206	$171	$731

Non-GAAP Financial Measures

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation, including business transition costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(2,994)	$3,141	$(11,678)	$(12,302)
Interest expense	12,058	8,341	24,382	22,850
Income tax (benefit) expense	(1,355)	3,546	(125)	6,382
Depreciation & amortization	5,736	4,321	11,938	8,379
EBITDA	13,445	19,349	24,517	25,309

Benefit plans, net	(7,403)	(5,924)	(14,855)	(15,022)
(Gain) loss on sales, net	(117)	2,636	(137)	274
Stock compensation	475	51	1,794	7,880
Restructuring activities and business services transition costs	1,754	2,400	4,442	3,393
Advisory fees for settlement costs and liquidity planning	879	2,059	1,911	4,037
Litigation costs	3,911	1,167	6,439	1,547
Gain on debt extinguishment	—	(6,530)	—	(6,530)
Acquisition pursuit and related costs	1,350	—	2,193	—
Product development (1)	991	263	1,843	263
Foreign exchange	4,296	(1,826)	1,211	(617)
Financial advisory services	352	1,299	727	2,232
Contract step-up purchase price adjustment	—	—	1,745	—
Loss from business held for sale	—	—	—	483
Other - net	675	278	798	544
Adjusted EBITDA(2)	$20,608	$15,222	$32,628	$23,793
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
B&W Renewable segment(1)	$8,869	$3,427	$10,324	$3,631
B&W Environmental segment	591	2,705	2,030	3,810
B&W Thermal segment	16,361	12,572	30,515	23,107
Corporate	(4,226)	(2,997)	(8,599)	(5,682)
Research and development costs	(987)	(485)	(1,642)	(1,073)
	$20,608	$15,222	$32,628	$23,793
(1) Adjusted EBITDA for the three and six months ended June 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold.

B&W Renewable Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$75,227	$38,344	$36,883	$143,188	$67,155	$76,033
Adjusted EBITDA	$8,869	$3,427	$5,442	$10,324	$3,631	$6,693

Three Months Ended June 30, 2022 and 2021

Revenues in the B&W Renewable segment increased 96% or $36.9 million, to $75.2 million in the three months ended June 30, 2022 compared to $38.3 million in the three months ended June 30, 2021. The increase in revenue is primarily due to the acquisitions of Fosler Construction and VODA and higher volume of new-build projects.

Adjusted EBITDA in the B&W Renewable segment increased $5.4 million, to $8.9 million in the three months ended June 30, 2022 compared to $3.4 million in the three months ended June 30, 2021. The increase is primarily due to the higher revenue volume of new-build projects, as discussed above in addition to a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold partially offset by higher levels of shared overhead and SG&A allocated to the segment.

Six Months Ended June 30, 2022 and 2021

Revenues in the B&W Renewable segment increased 113% or $76.0 million, to $143.2 million in the six months ended June 30, 2022 compared to $67.2 million in the six months ended June 30, 2021. The increase in revenue is primarily due to the acquisitions of Fosler Construction and VODA and higher volume of new-build projects.

Adjusted EBITDA in the B&W Renewable segment increased $6.7 million, to $10.3 million in the six months ended June 30, 2022 compared to $3.6 million in the six months ended June 30, 2021. The increase is primarily due to the higher revenue volume of new-build projects, as discussed above in addition to a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold partially offset by higher levels of shared overhead and SG&A allocated to the segment.

B&W Environmental Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$31,612	$28,358	$3,254	$66,560	$59,518	$7,042
Adjusted EBITDA	$591	$2,705	$(2,114)	$2,030	$3,810	$(1,780)

Three Months Ended June 30, 2022 and 2021

Revenues in the B&W Environmental segment increased 11%, or $3.3 million to $31.6 million in the three months ended June 30, 2022 compared to $28.4 million in the three months ended June 30, 2021. The increase is primarily driven by higher overall volume in our system product lines offset partially by lower service volume in the current quarter.

Adjusted EBITDA in the B&W Environmental segment was $0.6 million in the three months ended June 30, 2022 compared to $2.7 million in the three months ended June 30, 2021. The decrease is driven primarily by the completion of higher margin projects in the prior period being partially offset by higher revenue volume, as described above.

Six Months Ended June 30, 2022 and 2021

Revenues in the B&W Environmental segment increased 12%, or $7.0 million to $66.6 million in the six months ended June 30, 2022 compared to $59.5 million in the six months ended June 30, 2021. The increase is primarily driven by higher overall volume in ash handling systems, scrubbers, precipitators and cooling systems.

Adjusted EBITDA in the B&W Environmental segment was $2.0 million in the six months ended June 30, 2022 compared to $3.8 million in the six months ended June 30, 2021. The decrease is driven primarily by the completion of higher margin projects in the prior period being partially offset by the higher revenue volume, as described above.

B&W Thermal Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$116,305	$136,316	$(20,011)	$218,544	$244,597	$(26,053)
Adjusted EBITDA	$16,361	$12,572	$3,789	$30,515	$23,107	$7,408

Three Months Ended June 30, 2022 and 2021

Revenues in the B&W Thermal segment decreased 15%, or $20.0 million to $116.3 million in the three months ended June 30, 2022 compared to $136.3 million in the three months ended June 30, 2021. The revenue decrease is attributable to a lower level of activity on construction projects, partially offset by the acquisitions of Fossil Power Systems and Optimus Industries.

Adjusted EBITDA in the B&W Thermal segment increased $3.8 million to $16.4 million in the three months ended June 30, 2022 compared to $12.6 million in the three months ended June 30, 2021, which is mainly attributable to favorable product mix and the acquisitions of Fossil Power Systems and Optimus Industries which more than offset the overall decrease in volume, as described above.

Six Months Ended June 30, 2022 and 2021

Revenues in the B&W Thermal segment decreased 11%, or $26.1 million, to $218.5 million in the six months ended June 30, 2022 compared to $244.6 million in the six months ended June 30, 2021. The revenue decrease is attributable to a lower level of activity on construction projects, partially offset by the acquisitions of Fossil Power Systems and Optimus Industries.

Adjusted EBITDA in the B&W Thermal segment increased $7.4 million to $30.5 million in the six months ended June 30, 2022 compared to $23.1 million in the six months ended June 30, 2021, which is mainly attributable to favorable product mix and the acquisitions of Fossil Power Systems and Optimus Industries which more than offset the overall decrease in volume, as described above.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.2 million to $4.2 million in three months ended June 30, 2022 as compared to $3.0 million incurred in the three months ended June 30, 2021. The increase is primarily due to increased tax and accounting services.

Corporate costs increased $2.9 million to $8.6 million in six months ended June 30, 2022 as compared to $5.7 million incurred in the six months ended June 30, 2021. The increase is primarily due to increased tax and accounting services.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs increased $0.6 million to $5.1 million in the three months ended June 30, 2022 as compared to $4.5 million in the comparable period of 2021 and advisory fees and settlement costs increased $1.3 million to $9.1 million in the six months ended June 30, 2022 as compared to $7.8 million in the comparable period of 2021. The increase is primarily related to higher legal fees and other costs incurred in the current quarter.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce their cost and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses totaled $1.1 million and $0.6 million in the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $1.2 million in the six months ended June 30, 2022 and 2021, respectively.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $(0.1) million and $2.4 million of (benefit) expense in the three months ended June 30, 2022 and 2021, respectively, and $0.0 million and $3.4 million of expense in the six months ended June 30, 2022 and 2021, respectively. The decreases for the three and six months ended June 30, 2022 compared to the prior year comparable periods is due to lower level of restructuring actions.

Transition Costs

Transition costs across our corporate and business functions resulted in $1.9 million and $4.5 million of expense in the three and six months ended June 30, 2022, respectively. These charges primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Depreciation and Amortization

Depreciation expense was $2.6 million and $2.4 million in the three months ended June 30, 2022 and 2021, respectively, and depreciation expense was $4.8 million and $5.1 million in the six months ended June 30, 2022 and 2021.

Amortization expense was $3.1 million and $1.9 million in the three months ended June 30, 2022 and 2021, respectively, amortization expense was $7.1 million and $3.3 million in the six months ended June 30, 2022 and 2021, respectively

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants.

Our pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for our other postretirement benefit plans during the three and six months ended June 30, 2022 and 2021, respectively.

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

Foreign exchange was a gain (loss) of $(4.3) million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and a gain (loss) of $(1.2) million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2022	2021	$ Change	2022	2021	$ Change
(Loss) income before income taxes	$(4,349)	$6,687	$(11,036)	$(11,803)	$(5,920)	$(5,883)
Income tax (benefit) expense	$(1,355)	$3,546	$(4,901)	$(125)	$6,382	$(6,507)
Effective tax rate	31.2%	53.0%		1.1%	(107.8)%

Our income tax expense in the second quarter of 2022 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes.

Our effective tax rate for the second quarter of 2022 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

During the first six months of 2022, we executed the following actions:

•on February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.2 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report;
•on February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19.0 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report; and
•the Company sold $2.4 million aggregate principal of 8.125% Senior Notes and received $2.4 million of net proceeds as described in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report.

See Note 12, Note 13, Note 14 and Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report for additional information on our external sources of financing and equity offerings.

Cash and Cash Flows

At June 30, 2022, our unrestricted cash and cash equivalents totaled $71.5 million and we had total debt of $334.3 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $33.2 million of our total unrestricted cash and cash equivalents at June 30, 2022. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $1.2 million of restricted cash at June 30, 2022 related to collateral for certain letters of credit.

Cash used in operations was $63.6 million in the six months ended June 30, 2022, which is primarily attributable to the net loss, $17.5 million reduction in pension, postretirement and employee benefit liabilities and a $26.9 million net decrease in operating cash outflows associated with changes in working capital. Cash used in operations was $86.1 million in the six months ended June 30, 2021, which is primarily represented in the $40.3 million change in postretirement and employee benefit liabilities and a $45.7 million net decrease in operating cash outflows associated with changes in working capital.

Cash flows from investing activities used net cash of $65.6 million in the six months ended June 30, 2022, primarily due to the acquisitions of business of $64.9 million and $2.7 million of capital expenditures. Cash flows from investing activities provided net cash of $6.6 million in the six months ended June 30, 2021, primarily related to proceeds from the sale of business and assets and net change in available-for-sale securities, offset by $2.2 million of capital expenditures.

Cash flows from financing activities used net cash of $15.6 million in the six months ended June 30, 2022, primarily related to the payment of the preferred stock dividend of $7.5 million offset by the senior note proceeds of $2.0 million. Cash flows from financing activities provided net cash of $151.3 million in the six months ended June 30, 2021, primarily related to the issuance of Senior Notes, Preferred Stock and common stock offset by $75.4 million Last Out Term Loans repayments, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $10.9 million of financing fees.

Debt Facilities

As described in the Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, on June 30, 2021, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of June 30, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $16.1 million of financial letters of credit and $96.2 million of performance letters of credit.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of June 30, 2022 was $50.5 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $38.5 million as of June 30, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $58.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of June 30,

2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $293.3 million. The aggregate value of the letters of credit backstopping surety bonds was $9.7 million.

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of June 30, 2022, our Denmark subsidiary has an unsecured interest-free loan of $0.8 million under a local government loan program related to COVID-19 and is payable May 2023. The loan payable in May 2023 is included in current loans payable in our Condensed Consolidated Balance Sheets.

Fosler Construction has loans, primarily for vehicles and equipment, totaling $0.6 million at June 30, 2022. The vehicle and equipment loans are included in long term loans payable in our Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report for the year ended December 31, 2021. There have been no significant changes to our policies during the six months ended June 30, 2022.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. We are continually monitoring and assessing these situations on our internal controls to ensure their operating effectiveness.

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

The ongoing invasion of Ukraine by Russia, and the global response to it, may continue to adversely affect our business and results of operations. The military conflict between Russia and Ukraine has caused significant volatility and disruptions to the global markets, including shortages of supplies and materials necessary for our business. For example, the conflict can impact our ability to place orders for materials, such as steel, in Europe, and may more broadly impact lead times for materials globally. It is not possible to predict the short-term and long-term implications of this conflict, which could include but are not limited to further uncertainty about economic and political stability, delays in access to supplies and materials, increases in inflation rate and energy prices and adverse effects on currency exchange rates and financial markets. As described in our Business Overview and Results of Operations included in Part I, Item II and Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, the conflict has resulted in shortages of supplies and materials and delays in the timing of revenue. We continue to monitor the situation closely and are proactively assessing and evaluating alternative sources to bolster our sources of supplies and materials moving forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended June 30, 2022. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2022	—	$—	—	$—
May 2022	—	$—	—	$—
June 2022	—	$—	—	$—
Total	—	$—	—	$—
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

BABCOCK & WILCOX ENTERPRISES, INC.

August 8, 2022	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)