Form 10-Q
period 2022-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2022-11-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at October 31, 2022 was 88,633,634.
2

TABLE OF CONTENTS

		PAGE
Cautionary Statement Concerning Forward-Looking Information		3
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	6
	Condensed Consolidated Statement of Stockholders' (Deficit) Equity for the Three Months Ended March 31, June 30, and September 30 2022, and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	38
	Overview	38
	Results of Operations - Three and Nine Months Ended September 30, 2022 and 2021	40
	Liquidity and Capital Resources	49
	Critical Accounting Policies and Estimates	51
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	52
SIGNATURES		54

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of COVID-19 or other similar global health crises, the impact of the ongoing conflict in Ukraine, the impact of global macroeconomic conditions, including inflation and volatility in the capital markets; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Fosler Construction Company Inc. (also referred to as Fosler Solar and Fosler, herein), VODA A/S, Fossil Power Systems, Inc., and Optimus Industries, LLC; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; delays initiated by our customers; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 8, 2022.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenues	$214,870	$159,960	$639,938	$531,068
Costs and expenses:
Cost of operations	176,085	114,643	512,485	404,827
Selling, general and administrative expenses	39,356	38,206	127,351	112,367
Goodwill impairment	7,224	—	7,224	—
Advisory fees and settlement costs	1,198	1,841	10,275	9,658
Restructuring activities	359	4,575	351	7,968
Research and development costs (benefit)	994	(228)	2,850	969
Gain on asset disposals, net	(28)	(13,838)	(7,165)	(15,804)
Total costs and expenses	225,188	145,199	653,371	519,985
Operating (loss) income	(10,318)	14,761	(13,433)	11,083
Other expense:
Interest expense	(11,320)	(8,330)	(33,249)	(30,574)
Interest income	103	130	323	385
Gain on debt extinguishment	—	—	—	6,530
Loss on sale of business	—	—	—	(2,240)
Benefit plans, net	7,424	9,867	22,279	24,889
Foreign exchange	(2,007)	(1,673)	(3,218)	(1,056)
Other income (expense) – net	454	(806)	(169)	(988)
Total other expense, net	(5,346)	(812)	(14,034)	(3,054)
(Loss) income before income tax expense	(15,664)	13,949	(27,467)	8,029
Income tax expense	4,902	301	4,777	6,683
Net (loss) income	(20,566)	13,648	(32,244)	1,346
Net loss (income) attributable to non-controlling interest	2,800	(5)	3,647	(41)
Net (loss) income attributable to stockholders	(17,766)	13,643	(28,597)	1,305
Less: Dividend on Series A preferred stock	3,715	3,681	11,145	5,412
Net (loss) income attributable to stockholders of common stock	$(21,481)	$9,962	$(39,742)	$(4,107)

Basic (loss) earnings per share	$(0.24)	$0.12	$(0.45)	$(0.05)
Diluted (loss) earnings per share	$(0.24)	0.11	$(0.45)	$(0.05)

Shares used in the computation of (loss) earnings per share:
Basic	88,321	86,002	88,115	81,088
Diluted	88,321	86,964	88,115	81,088

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(20,566)	$13,648	$(32,244)	$1,346
Other comprehensive (loss) income:
Currency translation adjustments ("CTA")	(13,344)	(1,292)	(24,263)	(2,840)

Reclassification of CTA to net (loss) income	—	—	—	(4,512)

Benefit obligations:
Pension and post retirement adjustments, net of tax	198	197	593	593

Other comprehensive loss	(13,146)	(1,095)	(23,670)	(6,759)
Total comprehensive (loss) income	(33,712)	12,553	(55,914)	(5,413)
Comprehensive income attributable to non-controlling interest	—	25	959	18
Comprehensive (loss) income attributable to stockholders	$(33,712)	$12,578	$(54,955)	$(5,395)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$48,471	$224,874
Current restricted cash and cash equivalents	9,630	1,841
Accounts receivable – trade, net	146,491	132,068
Accounts receivable – other	46,534	34,553
Contracts in progress	125,030	80,176
Inventories, net	97,832	79,527
Other current assets	24,605	29,395
Total current assets	498,593	582,434
Net property, plant and equipment, and finance lease	81,737	85,627
Goodwill	155,229	116,462
Intangible assets, net	59,794	43,795
Right-of-use assets	30,401	30,163
Long-term restricted cash	11,397	—
Other assets	44,416	54,784
Total assets	$881,567	$913,265

Accounts payable	$122,083	$85,929
Accrued employee benefits	12,110	12,989
Advance billings on contracts	97,961	68,380
Accrued warranty expense	10,621	12,925
Financing lease liabilities	1,140	2,445
Operating lease liabilities	3,786	3,950
Other accrued liabilities	69,531	54,385
Loans payable	2,301	12,380
Total current liabilities	319,533	253,383
Senior notes	333,498	326,366
Long term loans payable	534	1,543
Pension and other postretirement benefit liabilities	156,519	182,730
Non-current finance lease liabilities	27,778	29,369
Non-current operating lease liabilities	27,328	26,685
Other non-current liabilities	33,505	34,567
Total liabilities	898,695	854,643
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 and 7,669 at September 30, 2022 and December 31, 2021, respectively	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 88,633 and 86,286 at September 30, 2022 and December 31, 2021, respectively	5,137	5,110
Capital in excess of par value	1,533,904	1,518,872
Treasury stock at cost, 1,867 and 1,525 shares at September 30, 2022 and December 31, 2021, respectively	(113,749)	(110,934)
Accumulated deficit	(1,360,896)	(1,321,154)
Accumulated other comprehensive loss	(82,492)	(58,822)
Stockholders' (deficit) equity attributable to shareholders	(18,019)	33,149
Non-controlling interest	891	25,473
Total stockholders' (deficit) equity	(17,128)	58,622
Total liabilities and stockholders' (deficit) equity	$881,567	$913,265

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,673	(221)	—	—	—	1,453
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942
Net loss	—	—	—	—	—	—	(2,567)	—	(427)	(2,994)
Currency translation adjustments	—	—	—	—	—	—	—	(6,634)	(71)	(6,705)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(198)	—	(198)
Stock-based compensation charges	54	1	—	—	1,386	—	—	—	—	1,387
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at June 30, 2022	86,392	$5,112	7,669	$77	$1,521,931	$(111,155)	$(1,339,415)	$(69,346)	$24,513	$31,717
Net loss	—	—	—	—	—	—	(17,766)	—	(2,800)	(20,566)
Currency translation adjustments	—	—	—	—	—	—	—	(13,344)	(87)	(13,431)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	2,241	25	—	—	3,347	(2,594)	—	—	—	778
Purchase of Fosler Construction non-controlling interest	—	—	—	—	8,626	—	—	—	(20,735)	(12,109)
Common stock offering			—	—	—	—	—	—	—	—
Preferred stock offering, net	—	—	—	—	—	—	—	—	—	—
Equitized Last Out Term Loan principal payment	—	—	—	—	—	—	—	—	—	—
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	88,633	$5,137	7,669	$77	$1,533,904	$(113,749)	$(1,360,896)	$(82,492)	$891	$(17,128)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,350,206)	$(52,390)	$1,104	$(338,262)
Net loss	—	—	—	—	—	—	(15,464)	—	21	(15,443)
Currency translation adjustments	—	—	—	—	—	—	—	(4,582)	(24)	(4,606)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	1,725	22	—	—	4,480	(3,308)	—	—	—	1,194
Common stock offering	29,487	295	—	—	161,218	—	—	—	—	161,513
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(38)	(38)
Balance at March 31, 2021	85,664	$5,101	—	$—	$1,330,134	$(109,298)	$(1,365,670)	$(56,774)	$1,063	$(195,444)
Net income	—	—	—	—	—	—	3,126	—	15	3,141
Currency translation adjustments	—	—	—	—	—	—	—	(1,478)	(5)	(1,483)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	65	2	—	—	1,201	(3)	—	—	—	1,200
Common stock offering, net	—	—	—	—	(529)					(529)
Preferred stock offering, net	—	—	4,445	45	105,998	—	—	—	—	106,043
Equitized Last Out Term Loan interest payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(1,731)	—	—	(1,731)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(36)	(36)
Balance at June 30, 2021	85,729	$5,103	7,362	$74	$1,509,697	$(109,301)	$(1,364,275)	$(58,054)	$1,037	$(15,719)
Net income	—	—	—	—	—	—	13,643	—	5	13,648
Currency translation adjustments	—	—	—	—	—	—	—	(1,292)	(30)	(1,322)
Defined benefit obligations	—	—	—	—	—	—	—	197	—	197
Stock-based compensation charges	515	7	—	—	916	(1,552)	—	—	—	(629)
Common stock offering	—	—	—	—	(50)	—	—	—	—	(50)
Preferred stock offering, net	—	—	237	2	5,805	—	—	—	—	5,807
Dividends to preferred stockholders	—	—	—	—	—	—	(3,681)	—	—	(3,681)
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	22,262	22,262
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(113)	(113)
Balance at September 30, 2021	86,244	$5,110	7,599	$76	$1,516,368	$(110,853)	$(1,354,313)	$(59,149)	$23,161	$20,400

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(32,244)	$1,346
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	13,184	12,684
Goodwill impairment	7,224	—
Change in fair value of contingent consideration	(9,567)	—
Amortization of deferred financing costs and debt discount	3,864	7,150
Amortization of guaranty fee	543	1,370
Non-cash operating lease expense	5,698	3,206
Loss on sale of business	—	2,240
Gain on debt extinguishment	—	(6,530)
Gain on asset disposals	(7,000)	(15,804)
(Benefit from) provision for deferred income taxes	(2,597)	2,601
Prior service cost amortization for pension and postretirement plans	593	(1,660)
Stock-based compensation, net of associated income taxes	6,497	6,628
Foreign exchange	3,218	1,056
Changes in assets and liabilities:
Accounts receivable	(26,224)	1,466
Contracts in progress	(48,208)	(9,365)
Advance billings on contracts	28,915	(20,625)
Inventories	(15,098)	(4,681)
Income taxes	(2,133)	(4,239)
Accounts payable	39,639	7,375
Accrued and other current liabilities	(10,813)	(44,768)
Accrued contract loss	3,481	(266)
Pension liabilities, accrued postretirement benefits and employee benefits	(27,144)	(47,108)
Other, net	792	90
Net cash used in operating activities	(67,380)	(107,834)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,947)	(4,213)
Acquisition of business, net of cash acquired	(64,914)	(27,211)
Proceeds from sale of business and assets, net	2,500	23,770
Purchases of available-for-sale securities	(5,006)	(9,597)
Sales and maturities of available-for-sale securities	8,498	11,373
Other, net	299	—
Net cash used in investing activities	(67,570)	(5,878)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from financing activities:
Issuance of senior notes	5,455	151,239
Borrowings on loan payable	1,342	3,472
Repayments on loan payable	(13,863)	—
Repayments under last out term loans	—	(75,408)
Borrowings under U.S. revolving credit facility	—	14,500
Repayments of U.S. revolving credit facility	—	(178,800)
Issuance of preferred stock, net	(40)	111,850
Payment of preferred stock dividends	(11,145)	(5,412)
Shares of common stock returned to treasury stock	(2,815)	(4,863)
Issuance of common stock, net	—	160,934
Debt issuance costs	209	(16,725)
Other, net	1,776	(1,569)
Net cash (used in) provided by financing activities	(19,081)	159,218
Effects of exchange rate changes on cash	(3,186)	2,818
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,217)	48,324
Cash, cash equivalents and restricted cash at beginning of period	226,715	67,423
Cash, cash equivalents and restricted cash at end of period	$69,498	$115,747

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$48,471	$107,055
Current restricted cash	9,630	8,692
Long-term restricted cash	11,397	—
Total cash, cash equivalents and restricted cash at end of period	$69,498	$115,747

Supplemental Cash flow information:
Income taxes paid, net	2,693	6,094
Interest paid	19,292	18,800
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with the Company's Annual Report. The Company has included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. The Company has eliminated all intercompany transactions and accounts. The Company has presented the notes to its Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2022.

Non-controlling interests are presented in the Company’s consolidated financial statements as if parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in non-controlling interests are reported as equity in the Company’s consolidated financial statements. Additionally, the Company’s consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only its share. Transactions between the parent company and non-controlling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.
Risks and Uncertainties

Management continues to adapt to macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic, all of which impacted the Company during the first nine months of 2022. The COVID-19 pandemic has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of the Company's common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net (loss) income attributable to stockholders of common stock	$(21,481)	$9,962	$(39,742)	$(4,107)

Weighted average shares used to calculate basic and diluted (loss) earnings per share	88,321	86,002	88,115	81,088
Dilutive effect of stock options, restricted stock and performance units	—	962	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	88,321	86,964	88,115	81,088

Basic (loss) earnings per share	$(0.24)	$0.12	$(0.45)	$(0.05)
Diluted (loss) earnings per share	$(0.24)	$0.11	$(0.45)	$(0.05)

Because the Company incurred a net loss in the three and nine-month periods ended September 31, 2022 and the nine-month period ended September 30, 2021, basic and diluted shares are the same.

If the Company had net income in the three months ended September 30, 2022, diluted shares would include an additional 0.8 million shares. If the Company was in a net income position during the nine months ended September 30, 2022 and 2021, diluted shares would include an additional 0.9 million and 1.3 million shares, respectively.

The Company excluded 0.3 million and 0.9 million shares related to stock options from the diluted share calculation for the three-month periods ended September 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive. The Company excluded 0.4 million and 1.0 million shares related to stock options from the diluted share calculation for the nine-month periods ended September 30, 2022 and 2021, respectively, because their effect would have been anti-dilutive.
NOTE 3 – SEGMENT REPORTING

The Company's operations are assessed based on three reportable market-facing segments as part of its strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders with improved visibility into its renewable and environmental growth platforms. The Company's three reportable segments are as follows:

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

Revenues by segment exclude inter-segment sales. An analysis of the Company's operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues:
B&W Renewable segment
B&W Renewable	$34,279	$20,783	$89,500	$63,481
B&W Renewable Services (1)	30,164	2,036	57,996	10,889
Vølund	14,043	15,181	48,936	30,785
Fosler Solar	3,201	—	28,443	—
	81,687	38,000	224,875	105,155
B&W Environmental segment
B&W Environmental	25,773	14,338	56,759	42,766
SPIG	14,521	16,514	40,815	40,892
GMAB	4,332	7,397	13,612	14,109
	44,626	38,249	111,186	97,767
B&W Thermal segment
B&W Thermal	91,331	83,819	309,875	328,416
	91,331	83,819	309,875	328,416

Eliminations	(2,774)	(108)	(5,998)	(270)
Total Revenues	$214,870	$159,960	$639,938	$531,068
(1) B&W Renewable Services' 2021 revenues were reclassified from Vølund's prior year reported amount for year-over-year comparability.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
B&W Renewable segment(1)	$4,522	$11,399	$14,846	$15,030
B&W Environmental segment	3,082	3,476	5,112	7,286
B&W Thermal segment	10,761	9,329	41,276	32,436
Corporate	(4,419)	(5,866)	(13,018)	(11,548)
Research and development costs	(891)	513	(2,532)	(560)
	$13,055	$18,851	$45,684	$42,644
(1) Adjusted EBITDA for the nine months ended September 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million for the three and nine months ended September 30, 2022 that resulted from the reversal of the contingent consideration related to an acquisition.

The Company does not separately identify or report its assets by segment as its CODM does not consider assets by segment to be a critical measure by which performance is measured.

NOTE 4 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

The Company generates the vast majority of its revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. The Company also earns revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 25% and 21% of the Company's revenue for the three months ended September 30, 2022 and 2021, respectively, and 23% and 20% of its revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 75% and 79% of the Company's revenue for the three months ended September 30, 2022 and 2021, respectively, and 77% and 80% of its revenue for nine months ended September 30, 2022 and 2021, respectively

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Refer to Note 3 for the Company's disaggregation of revenue by product line.

Contract Balances

The following represents the components of the Company's Contracts in progress and Advance billings on contracts included in its Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$60,182	$35,939	$24,243	67%
Revenues recognized less billings to customers	64,849	44,237	20,612	47%
Contracts in progress	$125,031	$80,176	$44,855	56%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$87,033	$68,615	$18,418	27%
Costs of revenue recognized less cost incurred	10,927	(235)	11,162	(4,750)%
Advance billings on contracts	$97,960	$68,380	$29,580	43%

Net contract balance	$27,071	$11,796	$15,275	129%

Accrued contract losses	$3,859	$378	$3,481	921%

Backlog

On September 30, 2022 we had $730.0 million of remaining performance obligations, which the Company also refers to as total backlog. The Company expects to recognize approximately 32.5%, 46.4% and 21.1% of its remaining performance obligations as revenue in 2022, 2023 and thereafter, respectively.

Changes in Contract Estimates

During the three and nine-month periods ended September 30, 2022 and 2021, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Increases in gross profit for changes in estimates for over time contracts	$1,690	$7,001	$11,343	$12,340
Decreases in gross profit for changes in estimates for over time contracts	(10,353)	(1,523)	(20,004)	(6,018)
Net changes in gross profit for changes in estimates for over time contracts	$(8,663)	$5,478	$(8,661)	$6,322

B&W Renewable Projects

During March 2022, the Company determined that its Fosler Solar reporting unit had nine projects located in the United States that existed at the time Fosler was acquired on September 30, 2021 which generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As of September 30, 2022, the Company has recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments which was finalized as of September 30, 2022.

During the nine months ended September 30, 2022, two additional Fosler Solar projects became loss contracts. In the three and nine months ended September 30, 2022, the Company recorded $8.6 million in net losses from changes in the estimated revenues and costs to complete the eleven Fosler Solar loss contracts. The Company has submitted insurance claims to recover a portion of these losses as of September 30, 2022.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials and supplies	$79,911	$56,352
Work in progress	4,950	5,723
Finished goods	12,971	17,452
Total inventories	$97,832	$79,527

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Land	$2,378	$1,489
Buildings	33,842	31,895
Machinery and equipment	148,032	144,325
Property under construction	7,771	12,480
	192,023	190,189
Less accumulated depreciation	135,158	133,137
Net property, plant and equipment	56,865	57,052
Finance leases	30,548	34,159
Less finance lease accumulated amortization	5,676	5,584
Net property, plant and equipment, and finance lease	$81,737	$85,627

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of September 30, 2022:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2021	$79,357	$5,667	$31,438	$116,462
Addition - Fossil Power(1)			35,392	35,392
Addition - Optimus Industries(1)			11,081	11,081
Measurement period adjustments - Fosler(2)	10,697			10,697
Measurement period adjustments - VODA(1)(2)	(61)			(61)
Measurement period adjustments - Fossil Power(1)(2)			270	270
Measurement period adjustments - Optimus Industries(1)(2)			(7,273)	(7,273)
Goodwill impairment - Fosler	(7,224)			(7,224)
Currency translation adjustments	(1,041)	(786)	(2,288)	(4,115)
Balance at September 30, 2022	$81,728	$4,881	$68,622	$155,229
(1) As described in Note 21, the Company is in the process of completing the purchase price allocation associated with the VODA, Fossil Power and Optimus Industries acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions are subject to change.
(2) The Company's preliminary purchase price allocation changed due to additional information and further analysis.
Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

In assessing goodwill for impairment, the Company follows ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

During the quarter ended September 30, 2022, the Company identified certain factors, including but not limited to, the acquisition of the remaining 40% ownership stake in Fosler Construction Company Inc. for an amount less than the remaining balance of the non-controlling interest, significant deterioration in operating results from those originally forecast at the date of acquisition primarily as a result of supply chain issues on certain solar product inputs, the recognition of additional contract losses in the third quarter of $8.6 million beyond amounts previously accounted for as measurement period adjustments during the year, the determination that the contingent consideration would not be payable, all of which contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment of its Fosler Construction reporting unit. In addition, in conjunction with the interim goodwill impairment test, the Company performed an impairment analysis of the Fosler asset group's its long-lived and intangible assets and noted no impairment.

The quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit’s estimated revenue growth, operating margin, and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit’s business.

The Company compared the fair value of the Fosler Construction reporting unit to its carrying value and determined that the carrying value of the reporting unit exceeded the fair value. As such, the Company recorded goodwill impairment losses related to the Fosler Construction reporting unit of $7.2 million.

No indicators of goodwill impairment were identified for the Company's other reporting units.

NOTE 8 – INTANGIBLE ASSETS

The Company's intangible assets are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Definite-lived intangible assets(1) (2)
Customer relationships	$67,027	$46,903
Unpatented technology	17,819	15,410
Patented technology	3,646	3,103
Tradename	13,029	12,747
Acquired backlog	3,100	3,100
All other	9,138	9,319
Gross value of definite-lived intangible assets	113,759	90,582
Customer relationships amortization	(24,705)	(20,800)
Unpatented technology amortization	(9,584)	(8,313)
Patented technology amortization	(2,845)	(2,729)
Tradename amortization	(5,962)	(5,425)
Acquired backlog	(3,100)	(1,620)
All other amortization	(9,074)	(9,205)
Accumulated amortization	(55,270)	(48,092)
Net definite-lived intangible assets	$58,489	$42,490
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$59,794	$43,795
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the VODA, Fossil Power and Optimus Industries acquisitions and as a result the intangible assets associated with these acquisitions are subject to change.
(2) The Company finalized the purchase price allocation for the Fosler Construction acquisition on September 30, 2022 which resulted in several measurement period adjustments

The following summarizes the changes in the carrying amount of intangible assets, net:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$43,795	$23,908
Business acquisitions and adjustments(1) (2)	27,412	17,100
Impairment of intangible assets	—	—
Amortization expense	(7,111)	(2,531)
Currency translation adjustments	(4,302)	(949)
Balance at end of the period	$59,794	$37,528
(1) As described in Note 21, we are in the process of completing the purchase price allocation associated with the VODA, Fossil Power and Optimus Industries acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.
(3) The Company finalized the purchase price allocation for the Fosler Construction acquisition on September 30, 2022 which resulted in several measurement period adjustments.

Amortization of intangible assets is included in Cost of operations and SG&A in the Company's Condensed Consolidated Statement of Operations but is not allocated to segment results.

Intangible assets are assessed for impairment on an interim basis when impairment indicators exist. See Note 7 regarding the Company's interim impairment testing process for the nine months ended September 30, 2022.

Estimated future intangible asset amortization expense as of September 30, 2022 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2022	1,926
Year ending December 31, 2023	7,701
Year ending December 31, 2024	7,629
Year ending December 31, 2025	6,832
Year ending December 31, 2026	5,757
Year ending December 31, 2027	5,156
Thereafter	23,489
See Note 21 for more information regarding intangible assets identified in conjunction with the acquisitions of VODA, Fossil Power and Optimus Industries, which are subject to change pending the finalization of the purchase price allocation associated with these acquisitions.

NOTE 9 – ACCRUED WARRANTY EXPENSE
The Company may offer assurance type warranties on products and services that it sells. Changes in the carrying amount of accrued warranty expense are as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance at beginning of period	$12,925	$25,399
Additions	3,799	5,155
Expirations and other changes	(3,257)	(4,790)
Payments	(2,159)	(10,212)
Translation and other	(687)	(342)
Balance at end of period	$10,621	$15,210

The Company accrues estimated expense included in Cost of operations on its Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when it recognizes the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. Additions at September 30, 2022 included $0.4 million related to the Fosler projects, as described in Note 4. In addition, the Company records specific provisions or reductions where it expects the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on the Company's consolidated financial condition, results of operations and cash flows.

NOTE 10 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges (benefits) in the three and nine months ended September 30, 2022, and 2021. The charges (benefits) primarily consist of severance and related costs to actions taken as part of the Company’s strategic, market-focused organizational and re-branding initiative.

The following tables summarizes the restructuring activity incurred by segment:

	Three Months Ended September 30,			Three Months Ended September 30,
	2022			2021
(in thousands)	Total	Severance and related costs (benefit)	Other (1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$78	$6	$72	$715	$382	$333
B&W Environmental segment	73	8	65	332	128	204
B&W Thermal segment	204	14	190	1,242	362	880
Corporate	4	1	3	2,286	124	2,162
	$359	$29	$330	$4,575	$996	$3,579

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022			2021
(in thousands)	Total	Severance and related costs (benefit)	Other (1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$865	$743	$122	$1,781	$1,301	$480
B&W Environmental segment	176	27	149	630	335	295
B&W Thermal segment	484	130	354	3,132	1,409	1,723
Corporate	(1,174)	(1,227)	53	2,425	132	2,293
	$351	$(327)	$678	$7,968	$3,177	$4,791
Cumulative costs to date	$45,534	36,925	8,609
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

Restructuring liabilities are included in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,136	$7,945	$6,561	$8,146
Restructuring (benefit) expense	359	4,575	351	7,968
Payments	(1,943)	(5,482)	(4,360)	(9,076)
Balance at end of period	$2,552	$7,038	$2,552	$7,038

The payments shown above for the three and nine months ended September 30, 2022 and 2021 relate primarily to severance costs. Accrued restructuring liabilities at September 30, 2022 and 2021 relate primarily to employee termination benefits.

NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net (loss) income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021	2022	2021	2022	2021
Interest cost	$6,685	$5,603	$19,958	$16,883	$49	$109	$147	$187
Expected return on plan assets	(14,358)	(13,527)	(42,985)	(40,309)	—	—	—	—
Amortization of prior service cost	27	28	82	84	173	173	519	519
Recognized net actuarial gain	—	(2,253)	—	(2,253)	—	—	—	—
Benefit plans, net (1)	(7,646)	(10,149)	(22,945)	(25,595)	222	282	666	706
Service cost included in COS (2)	195	217	594	652	5	6	15	18
Net periodic benefit cost (benefit)	$(7,451)	$(9,932)	$(22,351)	$(24,943)	$227	$288	$681	$724
(1)    Benefit plans, net, which is presented separately in the Company's Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Company's Condensed Consolidated Statements of Operations and is allocated to the B&W Thermal segment.

There were no mark-to-market ("MTM") adjustments for the Company's pension and other postretirement benefit plans during the three and nine months ended September 30, 2022 and 2021.

The Company made contributions to its pension and other postretirement benefit plans totaling $1.7 million and $2.5 million during the three and nine months ended September 30, 2022, respectively, as compared to $0.4 million and $24.7 million during the three and nine months ended September 30, 2021, respectively.

NOTE 12 – DEBT

Senior Notes

8.125% Senior Notes

During 2021, the Company completed sales of $151.2 million aggregate principal amount of its 8.125% senior notes due 2026 (“8.125% Senior Notes”) for net proceeds of approximately $146.6 million. In addition to the completed sales, the Company issued $35.0 million of 8.125% Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of its then existing Last Out Term Loan Tranche A-3. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum which is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The 8.125% Senior Notes mature on February 28, 2026.

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which it may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and are fungible with the initial 8.125% Senior Notes issuance in 2021.

During the first nine months of 2022, the Company sold $5.4 million aggregate principal of 8.125% Senior Notes under the sales agreement described above for $5.4 million of net proceeds.

6.50% Senior Notes

During 2021, the Company completed sales of $151.4 million aggregate principal amount of its 6.50% senior notes due in 2026 (the “6.50% Senior Notes”) for net proceeds of approximately $145.8 million. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 6.50% Senior Notes mature on December 31, 2026.

The components of the Company's senior notes at September 30, 2022 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$191,640	$151,440	$343,080
Unamortized deferred financing costs	(4,442)	(5,633)	(10,075)
Unamortized premium	493	—	493
Net debt balance	$187,691	$145,807	$333,498

Revolving Debt

On June 30, 2021, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of its subsidiaries as guarantors, pursuant to which the Company is obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of September 30, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $15.1 million of financial letters of credit and $94.3 million of performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted LIBOR rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted LIBOR plus 7.50%. Under the Letter of Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, the Company is required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter.

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

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, a current ratio of not less than 1.25 to 1.00, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately. As of September 30, 2022, the Company was not in compliance with the aforementioned quarterly fixed charge coverage test and received a waiver from MSD and PNC for the period ended September 30, 2022.

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

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of the Company's subsidiaries, primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Company's Letter of Credit Agreement as of September 30, 2022 was $45.1 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $36.7 million as of September 30, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $58.8 million are subject to foreign currency revaluation.

The Company has also posted surety bonds to support contractual obligations to customers relating to certain contracts. The Company utilizes bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should the Company fail to perform its obligations under its applicable contracts. The Company, and certain of its subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of its contracting activity. As of September 30, 2022, bonds issued and outstanding under these arrangements in support of its contracts totaled approximately $333.9 million. The aggregate value of the letters of credit backstopping surety bonds was $8.7 million.
The Company's ability to obtain and maintain sufficient capacity under the its current Debt Facilities is essential to allow it to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, the Company's ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of September 30, 2022, the Company's Denmark subsidiary has an unsecured interest-free loan of $0.7 million under a local government loan program related to COVID-19 that is payable May 2023. In addition, the Company had $1.6 million in a loan payable related to financed insurance premiums payable April 2023. These loan payables are included in current Loans payable in the Company's Condensed Consolidated Balance Sheets.

Fosler Construction has loans, primarily for vehicles and equipment, totaling $0.5 million at September 30, 2022. The vehicle and equipment loans are included in Long-term loans payables in the Company's Condensed Consolidated Balance Sheets.

NOTE 13 – PREFERRED STOCK

In May 2021, the Company completed a public offering of its 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between the Company and B. Riley Securities, Inc. At the closing, the Company issued to the public 4,444,700 shares of its Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by the Company's Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

The Preferred Stock ranks, as to dividend rights and rights as to the distribution of assets upon the Company's liquidation, dissolution or winding-up: (1) senior to all classes or series of the Company's common stock and to all other capital stock issued by it expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of the Company's capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of the Company's capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all of the Company's existing and future indebtedness.

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. The Company will pay cumulative cash dividends on the Preferred Stock when, as and if declared by its Board of Directors, only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Preferred Stock declared by the Company's Board of Directors will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

During the nine months ending September 30, 2022, the Company's Board of Directors approved dividends totaling $11.1 million. There are no cumulative undeclared dividends of the Preferred Stock at September 30, 2022.

On June 1, 2021, the Company and B. Riley, a related party, entered into an agreement (the “Exchange Agreement”) pursuant to which the Company (i) issued B. Riley 2,916,880 shares of its Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of the Company's then existing term loans with B. Riley under the Company’s prior A&R Credit Agreement.

On July 7, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock has the same terms and have the same CUSIP number and is fungible with, the Preferred Stock issued during May 2021. For the nine months ending September 30, 2022, the Company has sold no additional Preferred Stock pursuant to the sales agreement. As of December 31, 2021, the Company sold $7.7 million aggregate principal amount of Preferred Stock for $7.7 million of net proceeds.

NOTE 14 – COMMON STOCK

On February 12, 2021, the Company completed a public offering of its common stock pursuant to an underwriting agreement dated February 9, 2021, between the Company and B. Riley Securities, Inc., as representative of the several underwriters. At the time of closing, the Company issued to the public 29,487,180 shares of its common stock and received net proceeds of approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses. The net proceeds of the offering were used to make a prepayment toward the balance outstanding under the Company's then existing U.S. Revolving Credit Facility and permanently reduced the commitments under its senior secured credit facilities.

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

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Company's Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Components associated with borrowings from:
Senior notes	$6,385	$3,801	$18,715	$8,993
Last Out Term Loans - cash interest	—	—	—	4,349
U.S. Revolving Credit Facility	—	—	—	1,416
	6,385	3,801	18,715	14,758
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,237	1,057	3,465	1,057
Senior notes	657	335	1,950	2,101
U.S. Revolving Credit Facility	—	—	—	5,995
	1,894	1,392	5,415	9,153

Components associated with interest from:
Lease liabilities	707	870	2,112	2,194
Other interest expense	2,334	2,267	7,007	4,469
	3,041	3,137	9,119	6,663

Total interest expense	$11,320	$8,330	$33,249	$30,574

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Held by foreign entities	$27,435	$42,070	$39,238
Held by U.S. entities	21,036	182,804	67,817
Cash and cash equivalents	48,471	224,874	107,055

Reinsurance reserve requirements	648	443	774
Bank guarantee collateral	1,892	997	1,026
Letters of credit collateral	1,190	401	6,892
Hold-back for acquisition purchase price (1)	5,900	—	—
Escrow for long-term project (2)	11,397	—	—
Current and Long-term restricted cash and cash equivalents	21,027	1,841	8,692
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$69,498	$226,715	$115,747
(1) The purchase price for Fossil Power Systems ("FPS") was $59.2 million, including a hold-back of $5.9 million which is included in Current restricted cash and cash equivalents and Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The hold-back is being held in escrow for potential payment of up to the maximum amount twelve months from the February 1, 2022 date of acquisition if the conditions are met.

(2) On December 15, 2021, the Company entered into an agreement to place $11.5 million in an escrow account as security to ensure project performance. On April 30, 2023, $2.5 million of the total amount held in escrow will be reclassified from Long-Term restricted cash to Current restricted cash in anticipation of the initial payment on April 20, 2024. The remaining amount of $9.0 million will be reclassified from Long-term restricted cash to Current restricted cash on September 30, 2024, with a scheduled final settlement on September 30, 2025.

The following cash activity is presented as a supplement to the Company's Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Income tax payments, net	$2,693	$6,094

Interest payments - 8.125% Senior Notes due 2026	$11,444	$6,681
Interest payments - 6.50% Senior Notes due 2026	7,848	—
Interest payments on U.S. Revolving Credit Facility	—	5,979
Interest payments on Last Out Term Loans	—	6,140
Total cash paid for interest	$19,292	$18,800

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2022, income tax expense was $4.9 million, resulting in an effective tax rate of (31.3)%. In the three months ended September 30, 2021, income tax expense was $0.3 million, resulting in an effective tax rate of 2.2%.

In the nine months ended September 30, 2022, income tax expense was $4.8 million, resulting in an effective tax rate of (17.4)%. In the nine months ended September 30, 2021, income tax expense was $6.7 million, resulting in an effective tax rate of 83.2%.

The Company's effective tax rate for the three and nine months ended September 30, 2022 and 2021 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. The Company has unfavorable discrete items of $0.7 million and $1.2 million for the three and nine months ended September 30, 2022, which primarily represent withholding taxes and deferred tax asset remeasurement due to an enacted change in tax law. The Company had favorable discrete items of $0.6 million and unfavorable discrete items of $2.9 million for the three and nine months ended September 30, 2021, which primarily represented withholding taxes and deferred tax liability remeasurement due to an enacted change in tax law.

The Company is subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. The Company provides for income taxes based on the tax laws and rates in the jurisdictions where it conducts operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. The Company's consolidated effective income tax rate can vary from period to period due to these foreign income tax rate variations, changes in the jurisdictional mix of its income, and valuation allowances.

The Inflation Reduction Act ("IRA") and CHIPS and Science Act ("CHIPS Act") were signed into law in August 2022. The IRA introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a new excise tax on corporate stock buybacks of public US companies. The CHIPS Act, introduces investment tax credits and incentives in semiconductor manufacturing. The corporate minimum tax and excise tax on stock buybacks will be effective for years beginning after December 31, 2022. There is no impact to our financial position at this time.

NOTE 17 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 the Company filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims and finding that, in the event that parties’ contract is found to be valid, Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price subject to certain adjustments). On January 11, 2021, the Company filed its answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. The Company intends to continue to vigorously litigate the action. However, given the stage of the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on The Company's consolidated financial condition, results of operations or cash flows.

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

On June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. That settlement agreement includes (i) certain corporate governance changes that the Company is willing to implement in the future, (ii) a total payment of $9.5 million, and (iii) other customary terms and conditions. All attorney’s fees, administration costs, and expenses associated with the settlement of this matter will be deducted from the total payment amount, other than the cost of notice, which will be borne by the Company. Of the total settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The remaining $4.75 million of the total settlement amount, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to the Company from insurance proceeds and the contribution of certain other parties to the Stockholder Litigation to settle the derivative claims asserted by Plaintiff on behalf of the Company. The proposed settlement, which remains subject to court approval, would resolve all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued and reflected in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets at September 30, 2022.

Russian Invasion of Ukraine

The Company does not currently have contracts directly with Russian entities or businesses and it currently does not conduct business in Russia directly. It is believed that the Company’s only involvement with Russia or Russian entities, involves sales of its products with a trade receivable in the amount of approximately $3.1 million by a wholly-owned Italian subsidiary of the Company to non-Russian counterparties who may resell the Company's products to Russian entities or perform services in Russia using its products. The Company has implemented a restricted party screening process completed by a third party to monitor compliance with trade restrictions. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact the Company's subsidiary’s rights and responsibilities under the contracts and could result in potential losses to the Company.

Other

Due to the nature of B&W's business, the Company is, from time to time, involved in routine litigation or subject to disputes or claims related to its business activities, including, among other things: performance or warranty-related matters under the Company's customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on prior experience, the Company does not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first, second and third quarters of 2022 and 2021 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net loss	—	593	593
Net other comprehensive (loss) income	(4,285)	593	(3,692)
Balance at March 31, 2022	$(59,784)	$(2,730)	$(62,514)
Other comprehensive loss before reclassifications	(6,634)	—	(6,634)
Reclassified from AOCI to net loss	—	(198)	(198)
Net other comprehensive loss	(6,634)	(198)	(6,832)
Balance at June 30, 2022	$(66,418)	$(2,928)	$(69,346)
Other comprehensive loss before reclassifications	$(13,344)	$—	(13,344)
Reclassified from AOCI to net loss		$198	198
Net other comprehensive loss	(13,344)	198	(13,146)
Balance at September 30, 2022	$(79,762)	$(2,730)	$(82,492)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(70)	—	(70)
Reclassified from AOCI to net (loss) income	(4,512)	198	(4,314)
Net other comprehensive (loss) income	(4,582)	198	(4,384)
Balance at March 31, 2021	$(52,157)	$(4,617)	$(56,774)
Other comprehensive loss before reclassifications	(1,478)	—	(1,478)
Reclassified from AOCI to net income	—	198	198
Net other comprehensive (loss) income	(1,478)	198	(1,280)
Balance at June 30, 2021	$(53,635)	$(4,419)	$(58,054)
Other comprehensive loss before reclassifications	(1,292)	—	(1,292)
Reclassified from AOCI to net income (loss)	—	197	197
Net other comprehensive (loss) income	(1,292)	197	(1,095)
Balance at September 30, 2021	$(54,927)	$(4,222)	$(59,149)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$—	$—	$4,512
Pension and post retirement adjustments, net of tax	Benefit plans, net	198	(197)	593	(593)
	Net (loss) income	$198	$(197)	$593	$3,919

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company's financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures).

(in thousands)
Available-for-sale securities	September 30, 2022	Level 1	Level 2
Corporate notes and bonds	$6,147	$6,147	$—
Mutual funds	620	—	620
United States Government and agency securities	3,787	3,787	—
Total fair value of available-for-sale securities	$10,554	$9,934	$620

(in thousands)
Available-for-sale securities	December 31, 2021	Level 1	Level 2
Corporate notes and bonds	$9,477	$9,477	$—
Mutual funds	714	—	714
United States Government and agency securities	2,017	2,017	—
Total fair value of available-for-sale securities	$12,208	$11,494	$714

Available-For-Sale Securities

The Company's investments in available-for-sale securities are presented in Other assets on its Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above for a discussion of the Company's senior notes. The fair value of the senior notes is based on readily available quoted market prices as of September 30, 2022.

(in thousands)	September 30, 2022
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$191,640	$184,800
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$144,898

Other Financial Instruments

The Company used the following methods and assumptions in estimating its fair value disclosures for its other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that the Company has reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
•Revolving Debt. The Company bases the fair values of debt instruments on quoted market prices. Where quoted prices are not available, the Company bases the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Company's Revolving Debt approximated their carrying value at September 30, 2022.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.
•Contingent consideration: In connection with the Fosler Construction Company acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million. The Company used the Monte Carlo simulation method to calculate the value of the contingent consideration and it was determined that the value of the liability should be zero at September 30, 2022. As such, the Company removed $9.6 million from Other current liabilities in the Company's Condensed Consolidated Balance Sheets and recorded a reduction of Selling, General and Administrative expense of $9.6 million on the Company's Condensed Consolidated Statements of Operations. The fair value measurement of the contingent consideration related to the Fosler Construction Company acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the markets. The Company evaluates the fair value of contingent consideration and the corresponding liability each reporting period using an option pricing framework. The Company estimates projections during the earn-out period and volatility within the option pricing model captures variability in the potential pay-out. The analysis considers a discount rate applicable to the underlying projections and the risk of the Company paying the future liability.

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company believes transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.5% of the Company's outstanding common stock as of September 30, 2022.

The Company entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as its Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively.

As described in Note 17, on June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. Of the total $9.5 million settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and customary settlement costs and expenses, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued at September 30, 2022.

The public offering of the Company's 8.125% Senior Notes in February 2021, as described in Note 12, was conducted pursuant to an underwriting agreement dated February 10, 2021, between the Company and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, the Company paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the 8.125% Senior Notes offering.

The public offering of the Company's common stock, as described in Note 14, was conducted pursuant to an underwriting agreement dated February 9, 2021, between the Company and B. Riley Securities, Inc., as representative of the several underwriters. Also on February 12, 2021, the Company paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, the Company and B. Riley entered into the Exchange Agreement pursuant to which the Company agreed to issue to B. Riley $35.0 million aggregate principal amount of 8.125% Senior Notes in exchange for a deemed prepayment of $35.0 million of its existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 12.

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 12. As of September 30, 2022, the Company paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering of which $0.1 million has been paid for the nine months ended September 30, 2022.

The public offering of the Company's 7.75% Series A Cumulative Perpetual Preferred Stock, as described in Note 13, was conducted pursuant to an underwriting agreement dated May 4, 2021, between the Company and B. Riley Securities, Inc., as representative of several underwriters. At the closing date on May 2021, the Company paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction cost related to the Preferred Stock offering.

On May 26, 2021, the Company completed the additional sale of 444,700 shares of its Preferred Stock, related to the grant to the underwriters, as described in Note 13, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, the Company issued 2,916,880 shares of its 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of the Company's then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 13.

On June 30, 2021, the Company entered into new Debt Facilities, as described in Note 12. In connection with the its entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as describe in Note 12. Under a fee letter with B. Riley, the Company shall pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

On July 7, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $76.0 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 13. As of September 30, 2022, the Company paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

The public offering of the Company's 6.50% Senior Notes in December 2021, as described in Note 12, was conducted pursuant to an underwriting agreement dated December 8, 2021, between the Company and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on December 13, 2021, the Company paid B. Riley Securities, Inc. $5.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes offering.

On December 17, 2021, B. Riley Financial, Inc. entered into a General Agreement of Indemnity (the "Indemnity Agreement"), between the Company and AXA-XL and or its affiliated associated and subsidiary companies (collectively the “Surety”). Pursuant to the terms of the Indemnity Agreement, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed €30.0 million in connection with the Company's proposed performance on a specified project. In consideration of B. Riley's execution of the Indemnity Agreement, the Company paid B. Riley a fee of $1.7 million following the issuance of the bond by the Surety, which represents approximately 5.0% of the bonded obligations, to be amortized over the term of the agreement.

On December 28, 2021, the Company received a notice that the underwriters of the 6.50% Senior Notes had elected to exercise their overallotment option for an additional $11.4 million in aggregate principal amount of the Senior Notes. At the closing date on December 30, 2021, the Company paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes overallotment.

On July 20, 2022, BRF Investments, LLC, an affiliate of B. Riley, a related party exercised 1,541,666.7 warrants to purchase 1,541,666 shares of the Company's common stock at a price per share of $0.01 pursuant to the terms of the warrant agreement between the Company and B. Riley dated July 23, 2019.

On July 28, 2022, the Company participated in the sale process of Hamon Holdings Corporation ("Hamon") for which B. Riley Securities, Inc., a related party to the Company, has been engaged as Hamon’s investment banker and to serve as advisor to Hamon through a Chapter 11 363 Asset Sale of Hamon’s entire United States business or potential carve-out of any of its four main subsidiaries. The Company was the successful bidder for the assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., a major provider of air pollution control technology, for approximately $2.9 million.

NOTE 21 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Fosler Construction

On September 30, 2021, the Company acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Fosler Construction Company Inc. (“Fosler Construction”). Fosler Construction provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois that are being developed under the Illinois Solar for All program. Fosler Construction was founded in 1998 with a track record of successfully completing solar projects profitably with union labor while aligning its model with a growing number of renewable project incentives in the U.S. the Company believes Fosler Construction is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of the Company's clean and renewable energy businesses. Fosler Construction is reported as part of the Company's B&W Renewable segment, and operates under the name Fosler Solar, a Babcock and Wilcox company.

The total fair value of consideration for the acquisition is $36.0 million, including $27.2 million in cash plus $8.8 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement was between $0.0 million and $10.0 million. The Company used the Monte Carlo simulation method to calculate the value of the contingent consideration and it was determined that the value of the liability should be zero at September 30, 2022. See Note 19 for more details.

The Company estimated fair values primarily using the discounted cash flow method at September 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed during the measurement period and up to September 30, 2022 when the purchase price allocation was finalized. During the first nine months of 2022, the Company recorded an increase in goodwill of $14.4 million resulting from the initial recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals as preliminary measurement period adjustments, as described in Note 4.

During the three and nine months ended September 30, 2022, the Company recorded $8.6 million in net losses from changes in the estimated revenues and costs to complete the eleven Fosler Solar loss contracts, as described in Note 4. The Company has submitted insurance claims to recover a portion of these losses as of September 30, 2022. See Note 4 for more details.

On September 24, 2022, the Company acquired the remaining 40% ownership stake in Fosler Construction for $12.7 million. In addition to the transfer of the remaining ownership stake, the settlement and share transfer agreement released all parties from the aforementioned contingent consideration arrangement, as well as other claims known as of the effective date of the agreement. The Company will make payments of $3.0 million, $5.0 million, and $4.7 million on January 16, 2023, June 30, 2023, and January 15, 2024, respectively, for a present value of $12.1 million at September 30, 2022. The Company has recorded the payments due within one year within the Other accrued liabilities caption and the payment due longer than one year within the Other non-current liabilities caption in the Company’s Condensed Consolidated Balance Sheet. As a result of the agreement, the Company removed the remaining non-controlling interest balance of $20.7 million from the Condensed Consolidated Balance Sheet and recorded an increase to Capital in Excess of Par Value for the $8.6 million difference.

During the quarter ended September 30, 2022, the Company identified certain factors, including the acquisition of the remaining 40% ownership stake in Fosler Construction Company Inc., which contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment and resulted in a goodwill impairment charge at Fosler Construction of $7.2 million. See Note 7 for more details.

VODA

On November 30, 2021, the Company acquired 100% ownership of VODA A/S (“VODA”) through its wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL, for approximately $32.9 million. VODA is a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. VODA has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. VODA is reported as part of the Company's B&W Renewable segment and is included in the B&W Renewable Services product line.

The Company estimated fair values primarily using the discounted cash flow method at November 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
Fossil Power Systems

On February 1, 2022, the Company acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.2 million. The consideration paid for FPS included a hold-back of $5.9 million, payable twelve months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Company's Condensed Consolidated Balance Sheets in Restricted cash and cash equivalents and other accrued liabilities.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the Company's B&W Thermal segment.

The Company estimated fair values primarily using the discounted cash flow method at February 1, 2022 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Optimus Industries

On February 28, 2022, the Company acquired 100% ownership of Optimus Industries, LLC ("Optimus Industries") for approximately $19.2 million. Optimus Industries designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries is reported as part of the Company's B&W Thermal segment.

The Company estimated fair values primarily using the discounted cash flow method at February 28, 2022 for the preliminary allocation of consideration to the assets acquired and liabilities assumed. During the measurement period, the Company will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. Any subsequent changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

Hamon Holdings Corporation Industries

On July 28, 2022, the Company acquired certain assets of Hamon Holdings Corporation ("Hamon Holdings") through a competitive sale process, in connection with B. Riley Securities, Inc., a related party to the Company, had been engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. B&W was the successful bidder for the assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., ("Hamon") a major provider of air pollution control technology, for approximately $2.9 million.

Purchase Price Allocations

The purchase price allocation to assets acquired and liabilities assumed in the acquisitions are detailed in following tables. Specific to the Fosler Construction acquisition, the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed is based on estimated fair values at September 30, 2021, and was finalized during the quarter ended September 30, 2022. The following is a summary of the purchase price allocation to assets acquired and liabilities assumed in the Fosler Construction Acquisition:

	Fosler Construction
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments(3)	Final Allocation
Accounts receivable	$1,904	$121	$2,025
Contracts in progress	1,363	9,433	10,796
Other current assets	1,137	(835)	302
Property, plant and equipment	9,527	(7,860)	1,667
Goodwill(1) (4)	43,230	20,086	63,316
Other assets	17,497	(4,600)	12,897
Right of use assets	1,093	—	1,093
Debt	(7,625)	—	(7,625)
Current liabilities(4)	(5,073)	(15,472)	(20,545)
Advance billings on contracts	(1,557)	238	(1,319)
Non-current lease liabilities	(1,730)	—	(1,730)
Other non-current liabilities	(4,112)	3,218	(894)
Non-controlling interest(2)	(22,262)	(1,734)	(23,996)
Net acquisition cost	$33,392	$2,595	$35,987
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
(3) The Company's purchase price allocation changed due to additional information and further analysis.
(4) The Company's goodwill and current liabilities adjustments increased $14.1 million, primarily due to additional accrued liabilities recognized attributable to the Fosler projects described in Note 4.

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
(2) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

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
(2) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

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
(2) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

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

For the three and nine-month periods ended September 30, 2022, costs of $0.2 million and $1.0 million related to the Company's acquisitions of Fosler, VODA, Fossil Power Systems, and Optimus Industries were recorded as a component of its operating expenses in the Condensed Consolidated Statements of Operations.

Divestitures

On June 30, 2022 the Company sold development rights related to a future solar project for $8.0 million. In conjunction with the sale, the Company recognized a $7.0 million gain on sale and recorded an $8.0 million receivable within Accounts receivable – other in the Company's Condensed Consolidated Balance Sheet. During the 3 months ended September 30, 2022, the Company received $2.5 million of proceeds from the sale.

Certain real property assets for the Copley, Ohio location were sold on March 15, 2021 for $4.0 million. The Company received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing March 16, 2021, which expires on March 31, 2033.

Certain real property assets for the Lancaster, Ohio location were sold on August 13, 2021 for $18.9 million. The Company received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, the Company executed a leaseback agreement commencing August 13, 2021, which expires on August 31, 2041.

Effective March 5, 2021, the Company sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. the Company received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset for the amortization period from March 8, 2021 through December 31, 2023.

NOTE 22 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company adopted the following accounting standard during the first nine months of 2022:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The impact of this standard on the Company's Condensed Consolidated Financial Statements was immaterial.

New accounting standards not yet adopted that could affect the Company's Condensed Consolidated Financial Statements in the future are summarized as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The amendment in this update is effective for public business entities in January 2023; all other entities have an additional year to adopt. Early adoption is permitted; however, if the new guidance is adopted in an interim period, it is required to be applied retrospectively to all business combinations within the year of adoption. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on the Company's trade receivables, contracts in progress, and potentially its impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of both standards on its Condensed Consolidated Financial Statements.

NOTE 23 – SUBSEQUENT EVENTS

On October 14, 2022, the Company changed the name of Fosler Construction to Babcock & Wilcox Solar Energy, Inc.

On October 25, 2022, the Company executed a revision to the lease on its Akron, Ohio headquarters which modified the payments and extended the term of the lease through June 2038 from its original expiration date of June 2034.

On November 7, 2022 the Company executed an amendment to it’s Debt Documents with MSD which modified certain financial maintenance covenants for future periods beginning with fiscal quarters ending on December 31, 2022. The Fixed Charge Coverage Ratio was amended to 0.55:1.0 for the fiscal quarter ending December 31, 2022, 0.65 to 1.00 for the fiscal quarter ending March 31, 2023, 0.80 to 1.00 for the fiscal quarter ending June 30, 2023, 1.15 to 1.00 for the fiscal quarter ending September 30, 2023 and 1.25 to 1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The Senior Net Leverage Ratio was amended to 2.00 to 1.00 for the fiscal quarter ending December 31, 2022, 1.75 to 1.00 for the fiscal quarter ending March 31, 2023, 1.60 to 1.00 for the fiscal quarter ending June 30, 2023, and 1.50 to 1.00 for the fiscal quarter ending September 30, 2023 and thereafter. The amendment also establishes minimum cash flow covenants, as defined, for the fiscal quarter ending December 31, 2022 of $20.0 million and $25.0 million for the fiscal year 2023 and each fiscal year thereafter. Further, the amendment also establishes a minimum liquidity covenant of $30.0 million at all times. In addition, the Company also executed an amendment to it's Debt Documents with PNC which modified the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ending December 31, 2022, March 31, 2023 and June 30, 2023. The calculation of the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2023 and thereafter will revert to the original calculation as stated in the original Debt Documents.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021. See also "Cautionary Statement Concerning Forward-Looking Information" herein.

Third Quarter 2022 Update

Management continues to adapt to macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic, all of which impacted the Company during the first nine months of 2022. The COVID-19 pandemic has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues:
B&W Renewable segment	$81,687	$38,000	$43,687	$224,875	$105,155	$119,720
B&W Environmental segment	44,626	38,249	6,377	111,186	97,767	13,419
B&W Thermal segment	91,331	83,819	7,512	309,875	328,416	(18,541)
Eliminations	(2,774)	(108)	(2,666)	(5,998)	(270)	(5,728)
	$214,870	$159,960	$54,910	$639,938	$531,068	$108,870

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Adjusted EBITDA
B&W Renewable segment(1)	$4,522	$11,399	$(6,877)	$14,846	$15,030	$(184)
B&W Environmental segment	3,082	3,476	(394)	5,112	7,286	(2,174)
B&W Thermal segment	10,761	9,329	1,432	41,276	32,436	8,840
Corporate	(4,419)	(5,866)	1,447	(13,018)	(11,548)	(1,470)
Research and development costs	(891)	513	(1,404)	(2,532)	(560)	(1,972)
	$13,055	$18,851	$(5,796)	$45,684	$42,644	$3,040
(1) Adjusted EBITDA for nine months ended September 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million for the three and nine months ended September 30, 2022 that resulted from the reversal of the contingent consideration related to an acquisition.

Three Months Ended September 30, 2022 and 2021

Revenues increased by $54.9 million to $214.9 million in the three months ended September 30, 2022 as compared to $160.0 million in the three months ended September 30, 2021. The increase is primarily attributable to the acquisitions of Fosler Construction and VODA within our Renewable segment, higher overall volume in our Environmental segment and the acquisitions of Fossil Power Systems and Optimus Industries within our Thermal segment being partially offset by a lower level of construction activity in our Thermal segment. The negative impacts on the global economy as a result of the ongoing Russia-Ukraine military conflict continue to adversely impacted each of our segments, causing shortages of supplies and materials and affecting the timing of revenue on several projects. Segment specific changes are discussed in further detail in the sections below.

Net (loss)/income decreased by $34.2 million resulting in a net loss of $20.6 million in the three months ended September 30, 2022 as compared to net income of $13.6 million in the three months ended September 30, 2021. Operating (loss)/income decreased by $25.1 million in the comparable three-month periods ended September 30, 2022 and September 30, 2021. Operating loss for the three-month period ended September 30, 2022 was $(10.3) million as compared to operating income of $14.8 million in the three months ended September 30, 2021. The unfavorable variance is primarily related to overall increased costs and expenses, higher interest expense and foreign exchange losses in the current period. Restructuring activities, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

Nine Months Ended September 30, 2022 and 2021

Revenues increased by $108.9 million to $639.9 million in the nine months ended September 30, 2022 as compared to $531.1 million in the nine months ended September 30, 2021. The increase is primarily attributable to the acquisitions of Fosler Construction and VODA within our Renewable segment, higher overall volume in our Environmental segment and the acquisitions of Fossil Power Systems and Optimus Industries within our Thermal segment being partially offset by a lower level of construction activity in our Thermal segment. The negative impacts on the global economy as a result of the ongoing Russia-Ukraine military conflict continue to adversely impacted each of our segments causing shortages of supplies and materials and affecting the timing of revenue on several projects. Segment specific changes are discussed in further detail in the sections below.

Net loss/income declined by $33.6 million. We recorded a net loss of $32.2 million in the nine months ended September 30, 2022 as compared to net income of $1.3 million in the nine months ended September 30, 2021. Operating (loss)/income negatively changed by $24.5 million resulting in an operating loss of $13.4 million in the nine months ended September 30, 2022 as compared to operating income of $11.1 million in the nine months ended September 30, 2021. The year-over-year change is primarily related to overall increases in costs and expenses, higher interest expense and an increase in foreign exchange losses. The aforementioned expense increase were partially offset by positive contributions from the acquisitions, as described above offset partially by a lower level of construction activity in our Thermal segment. Restructuring activities, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in approximate millions)	2022	2021	2022	2021
B&W Renewable(1)	$57	$103	$217	$184
B&W Environmental	40	22	112	90
B&W Thermal	130	48	382	236
Bookings	$227	$173	$711	$510
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the third quarter of 2022 and 2021 was $(17.0) million and $3.6 million, respectively. The foreign exchange impact on B&W Renewable bookings in the nine months ended September 30, 2022 and 2021 was $(23.4) million and $8.1 million, respectively.

Our backlog as of September 30, 2022 and 2021 was as follows:

	As of September 30,
(in approximate millions)	2022	2021
B&W Renewable(1)	$374	$313
B&W Environmental	121	101
B&W Thermal	233	130
Other/eliminations	2	(4)
Backlog	$730	$540
(1)     B&W Renewable backlog at September 30, 2022, includes $117.2 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at September 30, 2022, we expect to recognize revenues as follows:

(in approximate millions)	2022	2023	Thereafter	Total
B&W Renewable	$118	$141	$115	$374
B&W Environmental	33	65	23	121
B&W Thermal	84	133	16	233
Other/eliminations	2	—	—	2
Expected revenue from backlog	$237	$339	$154	$730

Changes in Contract Estimates

During the three and nine-month periods ended September 30, 2022 and 2021, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Increases in gross profit for changes in estimates for over time contracts	$1,690	$7,001	$11,343	$12,340
Decreases in gross profit for changes in estimates for over time contracts	(10,353)	(1,523)	(20,004)	(6,018)
Net changes in gross profit for changes in estimates for over time contracts	$(8,663)	$5,478	$(8,661)	$6,322

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(20,566)	$13,648	$(32,244)	$1,346
Interest expense	12,768	8,902	37,150	31,752
Income tax (benefit) expense	4,902	301	4,777	6,683
Depreciation & amortization	4,818	4,305	16,756	12,684
EBITDA	1,922	27,156	26,439	52,465

Benefit plans, net	(7,424)	(9,867)	(22,279)	(24,889)
(Gain) loss on sales, net	(28)	(13,838)	(165)	(13,564)
Stock compensation	3,448	152	5,242	8,032
Restructuring activities and business services transition costs	1,746	4,575	6,188	7,968
Advisory fees for settlement costs and liquidity planning	27	954	1,938	4,991
Settlement and related legal costs	776	566	7,215	2,113
Gain on debt extinguishment	—	—	—	(6,530)
Acquisition pursuit and related costs	2,575	4,037	4,768	4,037
Product development (1)	757	2,427	2,600	2,690
Foreign exchange	2,007	1,673	3,218	1,056
Financial advisory services	394	322	1,121	2,554
Contract step-up purchase price adjustment	—	—	1,745	—
Loss from business held for sale	—	—	—	483
Goodwill impairment	7,224	—	7,224	—
Other - net	(369)	694	430	1,238

Adjusted EBITDA(2)	$13,055	$18,851	$45,684	$42,644
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Adjusted EBITDA for the nine months ended September 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million for the three and nine months ended September 30, 2022 that resulted from the reversal of the contingent consideration related to an acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
B&W Renewable segment(1)	$4,522	$11,399	$14,846	$15,030
B&W Environmental segment	3,082	3,476	5,112	7,286
B&W Thermal segment	10,761	9,329	41,276	32,436
Corporate	(4,419)	(5,866)	(13,018)	(11,548)
Research and development costs	(891)	513	(2,532)	(560)
	$13,055	$18,851	$45,684	$42,644
(1) Adjusted EBITDA for the nine months ended September 30, 2022 includes a $7.0 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million for the three and nine months ended September 30, 2022 that resulted from the reversal of the contingent consideration related to an acquisition.

B&W Renewable Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$81,687	$38,000	$43,687	$224,875	$105,155	$119,720
Adjusted EBITDA	$4,522	$11,399	$(6,877)	$14,846	$15,030	$(184)

Three Months Ended September 30, 2022 and 2021

Revenues in the B&W Renewable segment increased 115% or $43.7 million, to $81.7 million in the three months ended September 30, 2022 compared to $38.0 million in the three months ended September 30, 2021. The increase in revenue is primarily due to higher volume of new-build projects and revenues from acquisitions which closed on September 30, and November 30, 2021.

Adjusted EBITDA in the B&W Renewable segment decreased $6.9 million, to $4.5 million in the three months ended September 30, 2022 compared to income of $11.4 million in the three months ended September 30, 2021 due to a large project improvement achieved in the prior year period and due to the negative impact of global supply chain challenges and geopolitical issues. These various challenges resulted in the delivery of parts orders and projects being delayed into future quarters as well negatively impacting gross margin due to higher costs. The higher revenue levels increased shared overhead and SG&A allocations to the segment based on revenue. The negative impacts were partially offset by the reduction of the $9.6 million contingent consideration related to an acquisition as well higher volume of new build projects as described above.

Nine Months Ended September 30, 2022 and 2021

Revenues in the B&W Renewable segment increased 114% or $119.7 million, to $224.9 million in the nine months ended September 30, 2022 compared to $105.2 million in the nine months ended September 30, 2021. The increase in revenue is primarily due to higher volumes of new-build projects and revenues from acquisitions which closed on September 30 and November 30, 2021.

Adjusted EBITDA in the B&W Renewable segment decreased $0.2 million, to $14.8 million in the nine months ended September 30, 2022 compared to $15.0 million in the nine months ended September 30, 2021. The decrease is primarily due to a large project improvement achieved in the prior year period and due to the negative impact of global supply chain challenges and geopolitical issues. These various challenges resulted in the delivery of parts orders being delayed and projects being delayed into future quarters as well negatively impacting gross margin due to higher costs. The higher revenue levels increased shared overhead and SG&A allocations to the segment based on revenue. The negative impacts were partially offset by the reduction of the $9.6 million contingent consideration related to the Fosler acquisition as well higher volume of new build projects as described above.

B&W Environmental Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$44,626	$38,249	$6,377	$111,186	$97,767	$13,419
Adjusted EBITDA	$3,082	$3,476	$(394)	$5,112	$7,286	$(2,174)

Three Months Ended September 30, 2022 and 2021

Revenues in the B&W Environmental segment increased 17%, or $6.4 million to $44.6 million in the three months ended September 30, 2022 compared to $38.2 million in the three months ended September 30, 2021. The increase is primarily driven by higher overall volume in our project product lines. Revenue was lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues..

Adjusted EBITDA in the B&W Environmental segment was $3.1 million in the three months ended September 30, 2022 compared to $3.5 million in the three months ended September 30, 2021. The decrease is primarily driven by the completion of higher margin projects in the prior period along with higher levels of shared overhead and SG&A allocated to the segment being partially offset by higher revenue volume, as described above. Adjusted EBITDA was lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues. These various challenges resulted in certain projects being delayed into future quarters and higher costs all of which could not be recovered from our customers.

Nine Months Ended September 30, 2022 and 2021

Revenues in the B&W Environmental segment increased 14%, or $13.4 million to $111.2 million in the nine months ended September 30, 2022 compared to $97.8 million in the nine months ended September 30, 2021. The increase is primarily driven by higher overall volume in our project product lines. Revenue was lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues.

Adjusted EBITDA in the B&W Environmental segment was $5.1 million in the nine months ended September 30, 2022 compared to $7.3 million in the nine months ended September 30, 2021. The decrease is primarily driven by the completion of higher margin projects in the prior period along with higher levels of shared overhead and SG&A allocated to the segment being partially offset by higher revenue volume, as described above. Adjusted EBITDA was lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues. Previous tariff implications, also created challenges to solar supply chain which led to disruptions within the North American solar markets. These various challenges resulted in certain projects being delayed into future quarters and higher costs all of which could not be recovered from our customers.

B&W Thermal Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues	$91,331	$83,819	$7,512	$309,875	$328,416	$(18,541)
Adjusted EBITDA	$10,761	$9,329	$1,432	$41,276	$32,436	$8,840

Three Months Ended September 30, 2022 and 2021

Revenues in the B&W Thermal segment increased 9%, or $7.5 million to $91.3 million in the three months ended September 30, 2022 compared to $83.8 million in the three months ended September 30, 2021. The revenue increase is attributable to two acquisitions that closed in February 2022.

Adjusted EBITDA in the B&W Thermal segment increased $1.4 million to $10.8 million in the three months ended September 30, 2022 compared to $9.3 million in the three months ended September 30, 2021, primarily attributable to two acquisitions closed in February 2022. Revenue and adjusted EBITDA were lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues. These various challenges resulted in the delay of the delivery of parts orders and services primarily in certain international markets as anticipated.

Nine Months Ended September 30, 2022 and 2021

Revenues in the B&W Thermal segment decreased 6%, or $18.5 million, to $309.9 million in the nine months ended September 30, 2022 compared to $328.4 million in the nine months ended September 30, 2021. The revenue decrease is attributable to a lower level of activity on construction projects, partially offset by two acquisitions that closed in February 2022..

Adjusted EBITDA in the B&W Thermal segment increased $8.8 million to $41.3 million in the nine months ended September 30, 2022 compared to $32.4 million in the nine months ended September 30, 2021, which is mainly attributable to favorable product mix and by two acquisitions closed in February 2022 as well as lower level of shared overhead and SG&A allocated to the segment. These are partially offset by the lower volume of construction projects described above. Revenue and adjusted EBITDA were lower than anticipated in the segment due to the negative impact of global supply chain challenges and geopolitical issues. Previous tariff implications, also created challenges to solar supply chain which led to disruptions within the North American solar markets. These various challenges resulted in the delay in the delivery of parts orders and services in certain international markets as anticipated

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $1.5 million to $4.4 million in three months ended September 30, 2022 as compared to $5.9 million incurred in the three months ended September 30, 2021.

Corporate costs increased $1.5 million to $13.0 million in the nine months ended September 30, 2022 as compared to $11.5 million incurred in the nine months ended September 30, 2021. The increase is primarily due to increased tax and accounting services.

On July 28, 2022, the Company granted 860,000 restricted stock units (“RSUs”) with a market-based condition. The RSU’s will vest only if the closing price of the Company's common stock is equal to or higher than $12.00 by the fifth anniversary of the date of grant. The total fair value of the grant is $5.8 million and is being recognized over the derived requisite service period, determined to be 9 months, within Selling, General and Administrative expenses. As of September 30, 2022, the total unrecognized compensation charge related to the RSU’s is approximately $4.5 million. In addition, on July 28, 2022, the Company granted 924,340 RSU’s. These awards are recognized on a straight-line basis over a 3-year vesting period. As of September 30, 2022, the total unrecognized compensation charge related to the RSU’s is approximately $6.6 million, which is expected to be recognized through fiscal 2025.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased $0.6 million to $1.2 million in the three months ended September 30, 2022 as compared to $1.8 million in the comparable period of 2021. Advisory fees and settlement costs increased $0.6 million to $10.3 million in the nine months ended September 30, 2022 as compared to $9.7 million in the comparable period of 2021. The increase is primarily related to higher legal fees and other costs incurred in prior quarters.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce their cost and make them more competitive, as well as to reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses totaled $1.0 million and $(0.2) million in the three months ended September 30, 2022 and 2021, respectively, $2.9 million and $1.0 million in the nine months ended September 30, 2022 and 2021, respectively.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $0.4 million and $4.6 million of expense in the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $8.0 million of expense in the nine months ended September 30, 2022 and 2021, respectively. The decrease for the nine months ended September 30, 2022 compared to the prior year comparable period is due to overall lower levels of restructuring actions in all three reportable segments during the current year.

Transition Costs

Transition costs across our corporate and business functions resulted in $1.5 million and $6.0 million of expense in the three and nine months ended September 30, 2022, respectively. These charges primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Depreciation and Amortization

Depreciation expense was $2.3 million and $2.3 million in the three months ended September 30, 2022 and 2021, respectively, and depreciation expense was $7.1 million and $7.4 million in the nine months ended September 30, 2022 and 2021.

Amortization expense was $1.4 million and $2.0 million in the three months ended September 30, 2022 and 2021, respectively, amortization expense was $6.1 million and $5.3 million in the nine months ended September 30, 2022 and 2021, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants.

Our pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for our other postretirement benefit plans during the three and nine months ended September 30, 2022 and 2021, respectively.

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

Foreign exchange was a loss of $(2.0) million and $(1.7) million for the three months ended September 30, 2022 and 2021, respectively, and a loss of $(3.2) million and $(1.1) million for the nine months ended September 30, 2022 and 2021, respectively. Foreign exchange losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except for percentages)	2022	2021	$ Change	2022	2021	$ Change
(Loss) income before income taxes	$(15,664)	$13,949	$(29,613)	$(27,467)	$8,029	$(35,496)
Income tax (benefit) expense	$4,902	$301	$4,601	$4,777	$6,683	$(1,906)
Effective tax rate	(31.3)%	2.2%		(17.4)%	83.2%

Our income tax expense in the third quarter of 2022 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the third quarter of 2022 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

The Inflation Reduction Act ("IRA") and CHIPS and Science Act ("CHIPS Act") were signed into law in August 2022. The IRA introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a new excise tax on corporate stock buybacks of public US companies. The CHIPS Act, introduces investment tax credits and incentives in semiconductor manufacturing. The corporate minimum tax and excise tax on stock buybacks will be effective for years beginning after December 31, 2022. There is no impact to our financial position at this time.

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

During the first nine months of 2022, we executed the following actions:

•on February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.2 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report;
•on February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC for approximately $19.0 million, excluding working capital adjustments as described in Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report; and
•the Company sold $5.4 million aggregate principal of 8.125% Senior Notes and received $5.4 million of net proceeds as described in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report.

See Note 12, Note 13, Note 14 and Note 21 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report for additional information on our external sources of financing and equity offerings.

Cash and Cash Flows

At September 30, 2022, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $69.5 million and we had total debt of $336.3 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $27.4 million of our total unrestricted cash and cash equivalents at September 30, 2022. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $1.2 million of restricted cash at September 30, 2022 related to collateral for certain letters of credit. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.

Cash used in operations was $67.4 million in the nine months ended September 30, 2022, which is primarily attributable to the year-to-date net loss of $32.2 million combined with $56.8 million in net unfavorable changes in working capital. Cash used in operations was $107.8 million in the nine months ended September 30, 2021, which is primarily represented in the $47.1 million change in postretirement and employee benefit liabilities and the remaining $75.0 million of net increase in operating cash outflows associated with unfavorable changes in working capital.

Cash flows from investing activities used net cash of $67.6 million in the nine months ended September 30, 2022, primarily due to the acquisitions of business of $64.9 million and $8.9 million of capital expenditures. Cash flows from investing activities used net cash of $5.9 million in the nine months ended September 30, 2021, primarily related to the acquisition of Fosler Construction of $27.2 million combined with $4.2 million of capital expenditures, partially offset by proceeds from the sale of business and assets, net of $23.8 million.

Cash flows used in financing activities of $19.1 million in the nine months ended September 30, 2022, primarily related to the payment of the preferred stock dividend of $11.1 million and loan payments of $13.9 million, partially offset by the senior note proceeds of $5.5 million. Cash flows provided by financing activities were $159.2 million in the nine months ended September 30, 2021. Cash generated was primarily related to the issuance of common stock, Senior Notes and Preferred Stock, partially offset by $75.4 million Last Out Term Loans repayments, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $16.7 million of incremental financing fees.

Debt Facilities

As described in the Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, on September 30, 2021, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of September 30, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $15.1 million of financial letters of credit and $94.3 million of performance letters of credit. As of September 30, 2022, the Company was not in compliance with their Quarterly Fixed Charge Coverage financial covenant and received a waiver from MSD and PNC for the period ended September 30, 2022 as described within Note 12.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of September 30, 2022 was $45.1 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $36.7 million as of September 30, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $58.8 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of September 30, 2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $333.9 million. The aggregate value of the letters of credit backstopping surety bonds was $8.7 million.

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of September 30, 2022, our Denmark subsidiary has an unsecured interest-free loan of $0.7 million under a local government loan program related to COVID-19 that is payable May 2023. In addition, the Company had $1.6 million in a loan payable related to financed insurance premiums payable April 2023. These loans are included in current Loans payable in our Condensed Consolidated Balance Sheets.

Fosler Construction has loans, primarily for vehicles and equipment, totaling $0.5 million at September 30, 2022. The vehicle and equipment loans are included in long term loans payables in our Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the Company's unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in the Company's Annual Report for the year ended December 31, 2021. There have been no significant changes to the Company's policies during the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures are effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting, despite the fact that some of its team members are working remotely in response to the COVID-19 pandemic. The Company is continually monitoring and assessing these situations on its internal controls to ensure their operating effectiveness.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which the Company incorporates by reference into this Item.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties in the course of its business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other than the additional risk factor set forth below there have been no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing invasion of Ukraine by Russia may continue to adversely affect the Company's business and results of operations.

The ongoing invasion of Ukraine by Russia, and the global response to it, may continue to adversely affect the Company's business and results of operations. The military conflict between Russia and Ukraine has caused significant volatility and disruptions to the global markets, including shortages of supplies and materials necessary for the Company's business. For example, the conflict can impact the Company's ability to place orders for materials, such as steel, in Europe, and may more broadly impact lead times for materials globally. It is not possible to predict the short-term and long-term implications of this conflict, which could include but are not limited to further uncertainty about economic and political stability, delays in access to supplies and materials, increases in inflation rate and energy prices and adverse effects on currency exchange rates and financial markets. As described in the Company's Business Overview and Results of Operations included in Part I, Item II and Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, the conflict has resulted in shortages of supplies and materials and delays in the timing of revenue. The Company continues to monitor the situation closely and is proactively assessing and evaluating alternative sources to bolster its current sources of supplies and materials moving forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended September 30, 2022. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2022	—	$—	—	$—
August 2022	—	$—	—	$—
September 2022	—	$—	—	$—
Total	—	$—	—	$—
(1) Acquired shares are recorded in treasury stock in the Company's Condensed Consolidated Balance Sheets.

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

BABCOCK & WILCOX ENTERPRISES, INC.

November 8, 2022	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)