Form 10-Q/A
period 2022-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2022-11-09
CIK 1630805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Babcock & Wilcox Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Original 10-Q”), filed with the Securities and Exchange Commission on November 8, 2022 (the “Original Filing Date”), for the purpose of filing Exhibits 10.1 and 10.2, which were inadvertently omitted from the Original 10-Q.

Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

This Amendment does not reflect events occurring after the date of the filing of the Original 10-Q and, other than with respect to the exhibits and certifications described above, does not amend the Original 10-Q in any way and does not modify or otherwise update any disclosures contained in the Original 10-Q, which continues to speak as of the Original Filing Date (including, but not limited to, any forward-looking statements made in the Original 10-Q, which have not been revised to reflect events that occurred or facts that became known after the date of the Original 10-Q, and such forward-looking statements should be read in their historical context). Accordingly, this Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the Commission.

This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit index, the signature page and Exhibits 10.1, 10.2, 31.3 and 31.4.

Item 6. Exhibits

10.1	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender.

10.2	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent.

31.3	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

November 9, 2022	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)