Form 10-K
period 2022-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2023-03-16
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2022) was approximately $259.9 million.
The number of shares of the registrant's common stock outstanding at March 13, 2023 was 88,731,966.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2022 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2022.

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of global macroeconomic conditions, including inflation and volatility in the capital markets; the impact of the ongoing conflict in Ukraine; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Babcock & Wilcox Solar Energy, Inc. ("Babcock & Wilcox Solar"), formerly known as Fosler Construction Company Inc. and/or Fosler, Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S ("VODA"), Fossil Power Systems, Inc. ("FPS"), Optimus Industries, LLC ("Optimus") and certain assets of Hamon Holdings Corporation ("Hamon"); our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; delays initiated by our customers; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the impact of COVID-19 or other similar global health crises. These factors also include the cautionary statements included in this report and the risk factors set forth under Part I, Item 1A of this Annual Report.

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

Our business is subject to the following principal risks and uncertainties:
•Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, have been, and could continue to be, adversely affected by COVID-19 outbreak and may be adversely affected by public health concerns and other similar outbreaks;
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
•Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and our failure to estimate customer demand properly could have an adverse impact on our business and operating results and our relationships with customers;
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
•The transition away from LIBOR may negatively impact our operating results;
•The financial and other covenants in our debt agreements may adversely affect us;

•We must refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity;
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
•We are subject to current and future government regulations that may adversely affect our future operations;
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
•Our business may be affected by new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine;
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
•We are subject to continuing contingent liabilities of BWXT following the spin-off that occurred in 2015;
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
WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.babcock.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

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

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacement of fossil fuels, while recovering metals and reducing emissions. To date, we have installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, we have installed more than 100MW of clean solar production.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products ready for commercial demonstration.
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

Market Update

The COVID-19 pandemic has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, we experienced negative impacts to our global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of our products. We have also observed significant delays and disruptions of our service providers and negative impacts to pricing of certain of their products. These delays and disruptions have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.

Equity Capital Activities

For information regarding our equity activities, see Notes 17 and 18 to the Consolidated Financial Statements included in Part II, Item 9 of this Annual Report.

Debt Capital Activities

For information regarding our debt activities, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Foreign Operations

Our operations in Denmark, including through our recent acquisition of Babcock & Wilcox Renewable Service A/S, provide comprehensive services to companies in the waste-to-energy and biomass to energy sector of the power generation market, currently primarily in Europe. Our operations in Italy provide custom-engineered comprehensive wet and dry cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. Our operations in Scotland primarily provide boiler cleaning technologies and systems primarily to Europe. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets.

The functional currency of our foreign operating entities is not the United States dollar ("USD"), and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Although we do not currently engage in currency hedging activities to limit the risks of currency fluctuations, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations.

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

B&W Renewable segment	B&W Environmental segment	B&W Thermal segment
CNIM Group	Hamon Research-Cottrell, Inc. (1)	GE(2)
Hitachi Zosen	Enexio	MH Power Systems(2)
Martin	Seagull	Babcock Power(2)
Keppel Seghers	Paharpur	Doosan(2)
Valmet	Evapco	Clyde Bergemann
Andritz	SPG Dry	Enerfab
Steinmuller	Radscan AB	TEI Construction
	LAB	APComPower
Azco, Inc.
(1) On July 28, 2022, the Company acquired certain assets of Hamon Holdings Corporation ("Hamon"), a subsidiary of Hamon Research-Cottrell, Inc. The remaining subsidiaries of Hamon-Research-Cottrell continue to be considered competition of this B&W Environmental Segment.
(2) GE, MH Power Systems, Babcock Power & Doosan are also considered primary competitors of the B&W Environmental Segment.

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

Human Capital Resources

Human Capital Management

At December 31, 2022, we had approximately 2,163 employees worldwide, of which approximately 2,100 were full-time. Approximately 491 of our hourly employees are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We successfully renegotiated two union contracts in 2021 and have one that will expire in early 2023 and one that will expire in 2024. We consider our relationships with our employees and unions to be in good standing.

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

•contributory healthcare, dental and vision benefits
•bonuses,
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

Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements on our contracts, which could increase our costs, scope, or technical difficulty or in extreme cases, limit our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including third-party suppliers, subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. Our reliance on these parties subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. Third-party supplier and subcontractor business interruptions could include but are not limited to, interruptions to business operations due to COVID-19 or other health crises, work stoppages, union negotiations, other labor disputes and payment disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products, materials, or services in a timely manner, or at all.

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

We have made acquisitions to grow our business, enhance our global market position and broaden our industrial tools product offerings and intend to continue to make these acquisitions. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions due to macroeconomic conditions, our financial results, the reluctance of target companies to sell in current markets, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions. The process of integrating acquired businesses into our existing operations also may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, we may not achieve the desired net benefit in the timeframe planned and may not realize the planned benefits from our acquisitions. Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC. The success of each of these, or any future, acquisitions, as well as our ability to realize their anticipated benefits, depends in large part on our ability to successfully integrate each business. This integration is complex and time consuming, and failure to successfully integrate either business may prevent us from achieving the anticipated benefits of the acquisitions. Potential difficulties we may encounter as part of the integration process include (i) the inability to successfully integrate transportation networks; (ii) complexities and unanticipated issues associated with integrating the businesses’ complex systems, technologies and operating procedures; (iii) integrating workforces while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; and (vi) the inability to improve on historical operating results.

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

Our backlog was $704 million at December 31, 2022 and $639 million at December 31, 2021. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

Our operations are subject to operating risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may not be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, including interruptions related to the COVID-19 pandemic, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from cybersecurity threats, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations. Moreover, certain accidents or failures, including accidents resulting in bodily injury or harm, could disqualify us from continuing business with customers, and any losses arising thereby may not be covered by insurance or other indemnification.

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

Our business, financial condition and results of operations, suppliers and vendors, have been, and could continue to be, adversely affected by public health crises, including the COVID-19 pandemic.

Our business has been, and could in the future be, adversely impacted by public health crises, including viral outbreaks such as the COVID-19 pandemic. Measures taken to control the spread of COVID-19 or other future outbreaks of infectious disease, including mandatory closures, work-from-home orders and social distancing protocols have varied widely and have been subject to significant changes from time to time depending on circumstances outside of our control, including changes in the severity of outbreaks in impacted countries and localities. These restrictions, including limitations on travel and curtailment of other activity, negatively impacted our ability to conduct business, to varying degrees, throughout the COVID-19 pandemic, and similar future restrictions in response to other public health crises could have a similar impact. Furthermore, COVID-19 has contributed to significant disruptions in the global supply chain, which negatively impacted our ability to secure raw materials and supplies and resulted in increased costs and the loss of sales and customers. Future public health crises could have a similar impact. The duration and scope of the COVID-19 pandemic or any other future public health crises cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

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

We estimate that 38%, 47% and 43% of our consolidated revenues in 2022, 2021 and 2020, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants and the disposal of waste ash from the combustion process. This scrutiny and economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to macroeconomic and industry conditions, including but not limited to, the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, low business and consumer confidence, high unemployment and energy conservation measures.

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

We are reliant on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and this reliance could have an adverse impact on our business and operating results. A reduction or interruption in supply, including disruptions due to the COVID-19 pandemic, the ongoing conflict in Ukraine, a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements for components or raw materials based on our business needs, or volatility in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations.

Our operations use raw materials in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as-needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although no serious shortage exists at this time, growth or volatility in the global economy may exacerbate pressures on us and our suppliers, which could affect our operating and financial results.

Risks Related to Our Liquidity and Capital Resources

The financial and other covenants in our debt agreements may adversely affect us.

Our Debt Facilities contain financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives should we take on additional indebtedness for acquisition or other strategic objectives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. Our compliance with the covenants of our Debt Facilities may be adversely affected by severe market contractions or disruptions to the extent they reduce our earnings for a prolonged period and we are not able to reduce our debt levels or cost structure accordingly. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.

We must refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity.

As described in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, during 2021, we completed offerings of $151.2 million aggregate principal amount of our 8.125% senior notes due 2026 (“8.125% Senior Notes”) and $151.4 million aggregate principal amount of our 6.50% senior notes due in 2026 (the “6.50% Senior Notes” and, together with the 8.125% Senior Notes, the “Notes Due 2026”). Depending on our future financial condition and results of operations for 2023, we may be unable to refinance our Notes Due 2026 on or prior to their maturity or at all.

There can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all. If we are unable to refinance our Notes Due 2026 on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations, we may breach our obligations under either of the Notes Due 2026 and it may be necessary for us to reorganize our company in its entirety, including through bankruptcy proceedings.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully complete, bid on and win various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that are underway or that have been awarded. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2022 was $60.3 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $37.8 million as of December 31, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $67.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $320.6 million. The aggregate value of the letters of credit backstopping surety bonds was $14.1 million.
Our ability to obtain and maintain sufficient capacity under our debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. At December 31, 2022, goodwill and other indefinite-lived intangible assets totaled $217.3 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of Operations. During the quarter ended September 30, 2022, the Company recorded impairment losses related to the Babcock & Wilcox Solar reporting unit of $7.2 million. No indicators of goodwill impairment were identified for the Company's other reporting units at the measurement date. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

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

The London interbank offered rate ("LIBOR"), is the interest rate benchmark previously used as a reference rate on our variable rate debt. The use of LIBOR is expected to be phased out by June 2023. The Financial Accounting Standards Board (“FASB”) has provided for entities to elect certain optional expedients and exceptions when accounting for certain instruments affected by changes in the interest rates through December 31, 2024.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our Revolving Credit Agreement. SOFR is calculated differently from LIBOR and the inherent differences between LIBOR and SOFR or any other alternative benchmark rate gives rise to many uncertainties, including the need to amend existing debt instruments and the need to choose alternative reference rates in new contracts. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

As of December 31, 2022, no borrowings have occurred under the Revolving Credit Agreement that are currently subject to changes in LIBOR. Our senior notes have fixed interest rates and are not subject to changes in ~~other~~ benchmark borrowing rates.

Any period of interest rate increases may adversely affect the Company’s profitability. As of December 31, 2022, less than 1% of the Company's indebtedness bears interest at rates that float with the market. A higher level of floating rate debt would increase the exposure to changes in interest rates.

Risks Related to Intellectual Property and Information Security

A disruption in, or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.

We rely on information technology systems, including the Internet, to process, transmit and store electronic sensitive and confidential information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. While we maintain some of our critical information technology systems, we are also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions.

We face various threats to our information technology systems, including cyber threats, threats to the physical security of our facilities and infrastructure from natural or man-made incidents or disasters, threats from insider and terrorist acts, as well as the potential for business disruptions associated with these threats. We have been, and will likely continue to be, subject to cyber-based attacks and other attempts to threaten our information technology systems and the software we sell. A cyber-based attack could include attempts to gain unauthorized access to our proprietary information and attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, phishing scams or other forms of deception. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent current and future threats to our information technology networks and systems from materializing. Furthermore, we may have little or no in into security measures employed by third-party service providers, which could ultimately prove to be a vector of a cyber threat.

If these systems are damaged, intruded upon, attacked, shutdown or cease to function properly, whether by misconfiguration, planned upgrades, force majeure events, telecommunication failures, malware or viruses, or other cybersecurity incidents and our business continuity plans do not mitigate the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, our ability to comply with regulations related to information contained on our information technology systems, our financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation with third parties, reputational damage from loss of confidential information or the software we sell being compromised, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

To address risks to our information technology systems, we continue to invest in our systems and training of company personnel. As necessary, we replace and/or upgrade financial, human resources and other information technology systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information technology system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition, results of operations and stock price.

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

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations. If we are not compliant with GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. In addition, the California Consumer Privacy Act and its significant modifications that are effective in 2023 placed additional requirements on the handling of personal data.

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

•tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets or in certain goods;
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

As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export control measure packages.

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

Moreover, as the Russian invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export controls or other economic or military measures against Russia.

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

The impact of the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations.

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

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the United States represented approximately 44%, 40% and 45%of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our United States operations. These include, but are not limited to:
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

We have international operations primarily in Europe, Canada, and Mexico. For the year ended December 31, 2022, international operations accounted for approximately 44% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. Although we do not currently engage in currency hedging activities, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods, particularly in connection with imports used in our renewable business, and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be ineffective or detrimental to our business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had an aggregate of approximately 88.7 million shares of common stock outstanding, approximately 27.3 million shares of which were held by B. Riley. We entered into a registration rights agreement with B. Riley and other shareholder on April 30, 2019, pursuant to which B. Riley has customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the registration rights agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley and the other shareholders party thereto. We are also required to register for resale any additional shares of our common stock that B. Riley may acquire in the future.

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

As of December 31, 2022, B. Riley controls approximately 30.8% of the voting power represented by our common stock. B. Riley currently has the right to nominate one member of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. The services of our Chief Executive Officer are provided to us by B. Riley pursuant to a consulting agreement. In addition, our Chief Executive Officer also serves as our Chairman of the Board. As a result of these arrangements, B. Riley has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. If B. Riley were to act together with other shareholders on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. B. Riley can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley may have an adverse effect on the price of our common stock, and the interests of B. Riley may not be consistent with the interests of our other shareholders.

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

In the year ended December 31, 2021, we issued 7.7 million shares of our 7.75% Series A Cumulative Perpetual Preferred Stock. The Company sold no additional Preferred Stock pursuant to the sales agreement in the year ended December 31, 2022.

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

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal and are not intended to make the Company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of the Company and our shareholders.

Risks Relating to our 2015 Spin-Off from our Former Parent

We are subject to continuing contingent liabilities of BWXT following the spin-off.

We completed a spin-off from The Babcock & Wilcox Company (now known as BWX Technologies, Inc., or “BWXT”), on June 30, 2015 to become a separate publicly traded company, and BWXT did not retain any ownership interest in the Company. As a result of the spin-off, there are several significant areas where the liabilities of BWXT may become our obligations. For example, under the Internal Revenue Code ("Code") and the related rules and regulations, each corporation that was a member of BWXT consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We entered into a tax sharing agreement with BWXT in connection with the spin-off that allocates the responsibility for prior period taxes of BWXT consolidated tax reporting group between us and BWXT and its subsidiaries. However, if BWXT were unable to pay, we could be required to pay the entire amount of such taxes. Other provisions of law establish similar liability for other matters, including laws governing tax-

qualified pension plans as well as other contingent liabilities. The other contingent liabilities include personal injury claims or environmental liabilities related to BWXT's historical nuclear operations. For example, BWXT has agreed to indemnify us for personal injury claims and environmental liabilities associated with radioactive materials related to the operation, remediation, and/or decommissioning of two former nuclear fuel processing facilities located in the Borough of Apollo and Parks Township, Pennsylvania. To the extent insurance providers and third-party indemnitors do not cover those liabilities, and BWXT was unable to pay, we could be required to pay for them.

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

As of December 31, 2022, our defined benefit pension and postretirement benefit plans were underfunded by approximately $130.1 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides the primary segment, location and general use of each of our principal properties that we own or lease at December 31, 2022.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
B&W Renewable segment
Copenhagen, Denmark	Administrative office	Leased (2023)
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Vejen, Denmark	Administrative office	Leased (2023)
Freeport, Illinois	Administrative office	Leased (2026)
B&W Environmental segment
Paruzzaro, Italy	Administrative offices	Leased (2024)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2023)
B&W Thermal segment
Akron, Ohio	Administrative offices	Leased (2034)
Lancaster, Ohio	Manufacturing facility	Leased (2041)
Copley, Ohio	Warehouse / service center	Leased (2033)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2024)
Dartmouth, Nova Scotia, Canada	Manufacturing facility	Leased (2024)
Port Coquitlam, BC	Administrative office	Leased (2023)
Tulsa, Oklahoma	Administrative office	Leased (2023)
Chanute, Kansas(1)	Manufacturing facility	Owned
Chanute, Kansas	Administrative office	Leased (2023)
(1) We owned our Chanute, Kansas facility outright until December 16, 2022 when we sold certain real property assets at this location for $8.4 million in proceeds and then simultaneously entered into a lease agreement with the buyer of the property resulting in a sale lease-back. The sale-leaseback is repayable over a 20 year term, with two renewal options of ten years each. Under the terms of the lease agreement, our initial basic rent is of approximately $0.7 million per year with annual increases of 2.25% throughout the life of the agreement.
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

As of January 31, 2023, there were approximately 890 record holders of our common stock.

In accordance with the provisions of the employee benefit plans, the we can acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. We did not repurchase any of our equity securities during the quarter ended December 31, 2022. The Company does not have a general share repurchase program at this time.
(

The following graph provides a comparison of our cumulative total shareholder return over five years through December 31, 2022 to the return of the S&P 500, the Russell 2000 and our custom peer group.

Babcock & Wilcox Enterprises, Inc.
S&P 500
Russell 2000
Custom Peer Group
225
200
175
150
125
100
75
50
25
—
Index value
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Period ending

Assumes initial investment of $100 on December 31, 2017.
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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 8 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Concerning Forward-Looking Information.

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended December 31, 2022 and 2021. For comparisons of the years ended December 31, 2021 and 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed on March 8, 2022. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). Our discussions of the financial results include non-GAAP measures (e.g., foreign currency impact, EBITDA) to provide additional information concerning our financial results and provide information that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

BUSINESS OVERVIEW

Management continues to adapt to macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic, all of which impacted the Company during 2022. The COVID-19 pandemic has continued to create challenges for us in countries that at times throughout the year have had significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacement of fossil fuels, while recovering metals and reducing emissions. To date, we have installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, we have installed more than 100MW of clean solar production.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products ready for commercial demonstration.
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

On October 14, 2022, the Company changed the name of Fosler Construction Company, Inc. ("Fosler") to Babcock & Wilcox Solar Energy, Inc ("Babcock & Wilcox Solar").

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
•prices of and access to materials, particularly as a result of rising inflation and the continued impact of the Russian invasion of Ukraine;
•overall strength of the industrial industry; and
•ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles, by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

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

RESULTS OF OPERATIONS–YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Operating (Loss) Income

Operating (loss) income consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

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

	Year ended December 31,
(in thousands)	2022	2021
Revenues:
B&W Renewable segment	$330,570	$156,800
B&W Environmental segment	154,393	133,826
B&W Thermal segment	415,104	433,329
Eliminations	(10,252)	(592)
	$889,815	$723,363

	Year ended December 31,
(in thousands)	2022	2021
Adjusted EBITDA
B&W Renewable segment (1) (2)	$26,069	$23,219
B&W Environmental segment	9,787	11,773
B&W Thermal segment	56,291	49,143
Corporate	(16,477)	(12,467)
Research and development costs	(3,319)	(1,093)
	$72,351	$70,575
(1) Adjusted EBITDA in our B&W Renewable segment for 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million that resulted from the reversal of the contingent consideration related to an acquisition.

2022 vs 2021 Consolidated Results

Revenues increased by $166.5 million to $889.8 million in 2022 as compared to $723.4 million in 2021, primarily attributable to a higher level of activity in our Renewable and Environmental segments which were both adversely impacted by COVID-19 in the prior year and the acquisitions of Babcock & Wilcox Solar and Babcock & Wilcox Renewable Service A/S in our Renewable segment. Incremental revenue from current year acquisitions of FPS and Optimus also contributed to the favorable year-over-year change. Segment specific changes are discussed in further detail in the sections below.

Net (loss) income unfavorably changed by $58.1 million to a loss of $26.6 million in 2022 as compared to income of $31.5 million in 2021. Operating (loss) income unfavorably changed by $25.0 million to loss of $4.2 million in 2022 as compared to income of $20.8 million in 2021. The year-over-year change is primarily related to overall increases in costs and expenses, higher interest expense, an increase in foreign exchange losses and goodwill impairment expense. The aforementioned expense increases were partially offset by positive contributions from the current year acquisitions, and as described above, partially offset by a lower level of construction activity in our Thermal segment. Restructuring activities, advisory fees, research and development, depreciation and amortization expense, pension and other postretirement benefit plans, foreign exchange, and income taxes are discussed in further detail in the sections below.

Year-over-year comparisons of our results from net income (loss) were also impacted by:

•$0.6 million and $4.9 million of restructuring costs were recognized in 2022 and 2021, respectively, and are more fully described in Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$1.4 million and $2.7 million of financial advisory service fees were recognized in 2022 and 2021, respectively. Financial advisory service fees are included in Advisory fees and settlement costs in our Consolidated Statement of Operations.
•$1.5 million and $5.5 million of legal and other advisory fees were recognized in 2022 and 2021, respectively. These fees are related to the contract settlement and liquidity planning and are included in Advisory fees and settlement costs in our Consolidated Statement of Operations.
•$6.5 million of gain on debt extinguishment in 2021 that did not recur in 2022.
•$1.8 million of loss on sale of business that was recorded in 2021.
•$7.7 million and $15.5 million of actuarially determined mark to market (“MTM”) gains (losses) on our pension and other post-retirement benefits in 2022 and 2021, respectively. MTM losses are further described in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
•$5.6 million and $4.9 million of litigation legal costs were recognized in 2022 and 2021, respectively. These fees are included in Advisory fees and settlement costs in our Consolidated Statement of Operations.
•$7.2 million goodwill impairment charge recorded in 2022 related to our Babcock & Wilcox Solar reporting unit.
•$5.5 million of costs related to completed and potential acquisitions were recognized in 2022. These costs are included in Selling, general and administrative expenses in our Consolidated Statement of Operations.

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

	Year ended December 31,
(In approximate millions)	2022	2021
B&W Renewable(1)	$216	$294
B&W Environmental	176	148
B&W Thermal	516	337
Other/eliminations	—	—
Bookings	$908	$779
(1) B&W Renewable bookings includes the revaluation of backlog denominated in currency other than U.S. dollars. The foreign exchange impact on B&W Renewable bookings in the years ended December 31, 2022 and 2021 was $(8.9) million and $15.0 million, respectively.
(2) B&W Renewable bookings include a reduction of approximately $67.5 million related to the disposal of future unprofitable contracts.

Our backlog as of December 31, 2022 and 2021 was as follows:

	As of December 31,
(In approximate millions)	2022	2021
B&W Renewable(1)	$284	$394
B&W Environmental	148	123
B&W Thermal	265	126
Other/eliminations	7	(4)
Backlog	$704	$639
(1)     B&W Renewable backlog at December 31, 2022, includes $55.6 million related to long-term operation and maintenance contracts for renewable energy plants, with remaining durations extending until 2034. Generally, such contracts have a duration of 10-20 years and include options to extend.

Of the backlog at December 31, 2022, we expect to recognize revenues as follows:

(In approximate millions)	2023	2024	Thereafter	Total
B&W Renewable	$207	$28	$49	$284
B&W Environmental	114	14	20	148
B&W Thermal	238	20	7	265
Other/eliminations	6	—	1	7
Expected revenue from backlog	$565	$62	$77	$704

Non-GAAP Financial Measures

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted

EBITDA presented below is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring costs, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company uses adjusted EBITDA internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 4 to the Consolidated Financial Statements, the Company believes that its presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone.

	Year ended December 31,
(in thousands)	2022		2021
(Loss) income from continuing operations	$(26,584)		$31,538
Interest expense, net	50,766		41,359
Income tax expense (benefit)	11,063		(2,224)
Depreciation & amortization	23,992		18,337
EBITDA	59,237	59,237	89,010

Benefit plans, net	(37,528)		(48,142)
Gain on sales, net	(2,598)		(13,984)
Gain on debt extinguishment	—		(6,530)
Stock compensation	8,654		10,476
Restructuring activities and business services transition costs	8,474		10,726
Advisory fees for settlement costs and liquidity planning	1,509		5,480
Settlement and related legal costs	10,734		4,894
Acquisition pursuit and related costs	5,504		4,841
Product development (1)	4,100		4,713
Foreign exchange	582		4,294
Financial advisory services	1,424		2,709
Contract step-up purchase price adjustment	1,745		—
Loss from business held for sale	—		483
Loss from a non-strategic business	—		116
Goodwill impairment	7,224		—
Contract disposal	2,976		—
Other - net	314		1,489
Adjusted EBITDA (2)	$72,351	72,351	$70,575
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Adjusted EBITDA for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million that resulted from the reversal of the contingent consideration related to an acquisition.

	Year ended December 31,
(in thousands)	2022	2021
Adjusted EBITDA
B&W Renewable segment (1) (2)	$26,069	$23,219
B&W Environmental segment	9,787	11,773
B&W Thermal segment	56,291	49,143
Corporate	(16,477)	(12,467)
Research and development benefit (costs)	(3,319)	(1,093)
	$72,351	$70,575
(1) Adjusted EBITDA in the Renewable segment for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as the reduction to Selling, General and Administrative Costs of $9.6 million that resulted from the reversal of the contingent consideration related to an acquisition.

B&W Renewable Segment Results

	Year ended December 31,
(in thousands)	2022	2021	$ Change
Revenues	$330,570	$156,800	$173,770
Adjusted EBITDA	$26,069	$23,219	$2,850

2022 vs 2021 results

Revenues in the B&W Renewable segment increased $173.8 million, to $330.6 million in 2022 compared to $156.8 million in 2021. The increase in revenue is primarily due to higher volumes of new-build projects and revenues from acquisitions which closed on September 30 and November 30, 2021.

Adjusted EBITDA in the B&W Renewable segment increased $2.9 million, to $26.1 million in 2022 compared to $23.2 million in 2021. This is primarily due to higher revenue volume from new build products partially offset by the impact of four solar projects that became loss contracts in 2022 as described in Note 5 to the Consolidated Financial Statements. Also partially offsetting the increase was combined the 2021 recognition of a settlement from a subcontractor that reimbursed us for project costs related to our Renewable EPC loss contracts and a larger percentage of SG&A expense allocated to the segment.

B&W Environmental Segment Results

	Year ended December 31,
(In thousands)	2022	2021	$ Change
Revenues	$154,393	$133,826	$20,567
Adjusted EBITDA	$9,787	$11,773	$(1,986)

2022 vs 2021 results

Revenues in the B&W Environmental segment increased 15%, or $20.6 million to $154.4 million in 2022 compared to $133.8 million in 2021. The increase is primarily driven by higher volume of new build projects.

Adjusted EBITDA in the B&W Environmental segment was $9.8 million in 2022 compared to $11.8 million in 2021. The change is primarily driven by higher volume, as described above, which resulted in increased gross profit, which was more than offset by a larger percentage of SG&A expense allocated to the segment.

B&W Thermal Segment Results

	Year ended December 31,
(In thousands)	2022	2021	$ Change
Revenues	$415,104	$433,329	$(18,225)
Adjusted EBITDA	$56,291	$49,143	$7,148

2022 vs 2021 results

Revenues in the B&W Thermal segment decreased 4%, or $18.2 million, to $415.1 million in 2022 compared to $433.3 million generated in 2021. The revenue decrease is largely attributable to lower construction project activity, primarily due to one large project that was executed in the prior period, partially offset by two acquisitions that closed in February 2022. See Note 26 to the Consolidated Financial Statements for details on the FPS and Optimus acquisitions.

Adjusted EBITDA in the B&W Thermal segment increased $7.1 million to $56.3 million in 2022 compared to $49.1 million in 2021, which is mainly attributable to the two acquisitions that closed in February 2022. See Note 26 to the Consolidated Financial Statements for details on the FPS and Optimus acquisitions. The Thermal segment also received a lower percentage share of allocated SG&A expense in 2022. These increases were partially offset by the lower volume of activity on construction projects in 2022.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $4.0 million to $16.5 million in year ended December 31, 2022 as compared to $12.5 million incurred in the year ended December 31, 2021. The increase is primarily due to higher expenses related to tax and accounting services.

Advisory Fees and Settlement Costs

Advisory fees and settlement costs decreased by $4.6 million to $8.5 million in the year ended December 31, 2022 as compared to $13.1 million in the corresponding period of 2021. The change is primarily due to decreased use of external consultants in 2022.

Research and Development

Our research and development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness, reduce performance risk of our products to better meet our and our customers’ expectations and to further develop our ClimateBright portfolio. Research and development expenses totaled $3.8 million and $1.6 million in the years ended 2022 and, 2021, respectively. The increase resulted primarily from timing of specific research and increased development efforts and the non-recurring 2021 recognition of approximately $0.9 million in certain credits. These expenses do not include our activities related to our BrightLoop commercialization plant.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $0.6 million and $4.9 million of expense in the years ended December 31, 2022 and 2021, respectively. The charges primarily consist of severance related to actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiatives.

Transition Costs

Transition costs across our corporate and business functions resulted in $7.9 million and $5.9 million of expense in the years ended December 31, 2022 and 2021, respectively. These charges primarily result from non-recurring actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Consolidated Statement of Operations,

Depreciation and Amortization

Depreciation expense was $11.0 million and $9.7 million in the years ended December 31, 2022 and 2021, respectively.

Amortization expense was $13.0 million and $8.6 million for the years ended December 31, 2022 and 2021, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits before MTM were $29.8 million and $32.7 million in the years ended December 31, 2022 and 2021, respectively.

Our pension costs include MTM adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. Total MTM adjustments for our pension benefit plans were gains of $6.4 million for the twelve months ended months ended December 31, 2022. Total MTM adjustments for our other postretirement benefit plans were gains of $1.4 million during the twelve months ended December 31, 2022. Pension benefits, excluding MTM adjustments of a gain of $29.8 million, were $32.7 million in the year ended December 31, 2021.

The following sensitivity analysis reflects the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2022:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(16.2)	$16.7
Effect on projected benefit obligation	(18.5)	19.3
Return on assets:
Effect on ongoing net periodic benefit cost	(2.4)	2.4
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2022 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Refer to Note 13 to the Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Foreign Exchange

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in the Consolidated Statements of Operations.

Foreign exchange was a net loss of $(0.6) million and $(4.3) million for the years ended December 31, 2022 and 2021, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Income Taxes

	Year ended December 31,
(In thousands, except for percentages)	2022	2021
Income (loss) before income taxes	$(15,521)	$29,314
Income tax expense (benefit)	11,063	(2,224)
Effective tax rate	(71.3)%	(7.6)%

Our effective tax rate in 2022 reflects a valuation allowance against deferred tax assets in jurisdictions other than Mexico, Canada, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, the United Kingdom, Sweden and certain United States state jurisdictions.

The increase in our income tax expense in 2022 compared to 2021 is primarily attributable to a prior year reduction in the valuation allowance of $8.7 million related to net operating losses and temporary deductible benefits in certain states.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our recent revolving credit agreement, senior notes, and equity offerings, including our Preferred Stock, each of which are described below and in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report in further detail along with other sources of liquidity. We believe that our current operating plan and borrowings available under our revolving credit agreement will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months.

During 2022, we executed the following actions:

•on February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. for approximately $59.2 million, excluding working capital adjustments;
•on February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC ("Optimus") for approximately $19.0 million, excluding working capital adjustments;
•we sold $6.8 million aggregate principal of 8.125% Senior Notes and received $6.7 million of net proceeds;
•we sold development rights of a future solar project for $8.0 million and recorded a $6.2 million non-recurring gain;
•on July 28, 2022, we participated in the sale process of Hamon Holdings Corporation and acquired certain assets of one of its subsidiaries for approximately $2.9 million;
•on September 24, 2022, we acquired the remaining 40% ownership stake in Babcock & Wilcox Solar for $12.7 million and will make payments of $3.0 million, $5.0 million, and $4.7 million on January 16, 2023, June 30, 2023, and January 15, 2024, respectively, for a present value of $12.1 million at December 31, 2022;
•on October 14, 2022, we changed the name of the company formerly known as Fosler Construction Company, Inc.     to Babcock & Wilcox Solar Energy, Inc. ("Babcock & Wilcox Solar"); and
•during the year ended December 31, 2022, the Company sold certain real property and then entered into sale lease-back agreements for each sale property. The Company accounted for the sale-leasebacks as three individual financing transactions aggregating $13.4 million.

See Notes 10, 14, 15, 16, 17, 18 and 26 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information on our external sources of financing and equity offerings.

Cash and Cash Flows

At December 31, 2022, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $113.5 million and we had total debt of $353.0 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $46.6 million of our total cash and cash equivalents, current restricted cash and long-term restricted cash at December 31, 2022. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $11.2 million of restricted cash at December 31, 2022 related to collateral for certain letters of credit.

Cash used in operations was $30.6 million in the year ended December 31, 2022, which is primarily attributable to the current year net loss of $26.6 million, partially offset by a $1.2 million net decrease in operating cash outflows associated with changes in working capital. In the year ended December 31, 2021, cash used in operations was $111.2 million which is primarily attributable to the reduction in pension, postretirement and employee benefit liabilities and other accrued liabilities, partially offset by the current year net income and operating cash flows associated with changes in working capital.

Cash flows used in investing activities totaled $68.8 million in the year ended December 31, 2022, primarily due to business acquisitions of $64.9 million and $13.2 million of capital expenditures, partially offset by proceeds from the sale of business and assets of $5.5 million and sales and maturities of available-for-sale securities of $9.8 million . In the year ended December 31, 2021, cash flows from investing activities used net cash of $33.5 million, primarily due to the acquisition of business of $55.3 million and $6.7 million of capital expenditures, offset by proceeds from the sale of business and assets of $25.4 million.

Cash flows used in financing activities of $11.2 million during the year ended December 31, 2022, primarily related to repayments of debt of $16.9 million and payments of preferred stock dividends of $14.9 million, partially offset by combined borrowings on loans payable, issuance of senior notes and proceeds from sale-leaseback transactions of $27.4 million. Cash flows from financing activities provided net cash of $302.8 million in the year ended December 31, 2021 primarily related to the issuance of common stock, senior notes and preferred stock offset by $75.4 million of repayments of the Last Out Term Loans, a $164.3 million net reduction on the prior U.S. Revolving Credit Facility and $24.6 million of financing fees.

Debt Facilities

As described in the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on June 30, 2021, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of December 31, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $13.6 million of financial letters of credit and $100.8 million of performance letters of credit. As of December 31, 2022, the Company was in compliance with their Quarterly Fixed Charge Coverage financial covenant and received a waiver from MSD and PNC for the period ended September 30, 2022 as described within Note 16.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2022 was $60.3 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $37.8 million as of December 31, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $67.5 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $320.6 million. The aggregate value of the letters of credit backstopping surety bonds was $14.1 million.

Our ability to obtain and maintain sufficient capacity under our new Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of December 31, 2022, our Denmark subsidiary has an unsecured interest-free loan of $0.8 million under a local government loan program related to COVID-19 that is payable May 2023. In addition, we recorded a $2.9 million loan payable related to financed insurance premiums payable April 2023, which is included in Current loans payable on our Consolidated Balance Sheets.

B&W Solar has loans, primarily for vehicles and equipment, totaling $0.5 million at December 31, 2022. In addition, as disclosed within Note 10, the Company had approximately $13.3 million in Long Term Loans Payable which is net of debt issuance costs of $0.6 million, of which $0.6 million is classified as current, in finance liabilities as of December 31, 2022 in connection with their sale-leaseback financing transactions. These loans are included in Notes payable and Long-term loans payables in the Company's Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at December 31, 2022.

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

Contracts and revenue recognition

A significant portion of our revenue is recognized over time using the cost-to-cost input method, which involves significant estimates. This method of revenue recognition uses costs incurred-to-date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and warranty expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications.

We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred-to-date relative to total estimated costs at completion in income in the period when those estimates are revised. These changes in estimates can be material. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in Other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in Other accrued liabilities in our Consolidated Balance Sheets.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize claims receivable in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counter-party that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. In our Consolidated Balance Sheets, claims receivable at December 31, 2022 and December 31, 2021 were not significant.

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

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform testing of goodwill for impairment annually on October 1st or when impairment indicators are present. In assessing goodwill for impairment, the Company follows ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

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

Income taxes

Income tax expense for federal, foreign, state, and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2022, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

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

We have operations in many foreign locations, and, as a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange (“FX”) rates or weak economic conditions in those foreign markets. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, British pound, Euro, Canadian dollar, Mexican peso, and Chinese yuan. If the balances of these intercompany loans at December 31, 2022 were to remain constant, a 100 basis point change in FX rates would impact our earnings by an estimated $0.2 million per year.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate to.

Revenue Recognition and Contracts – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company recognizes fixed price long-term contract revenue over the contract term (“over time”) as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer over time. Substantially all of the Company’s fixed price long-term contracts represent a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of the Company’s segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Revenue from fixed price long term contracts for products and services transferred to customer over time accounted for 80% of Company revenue for the year ended December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain fixed price long-term contracts included the following, among others:

•We tested the effectiveness of controls over management’s project contract review evaluation, including those over the review of each significant project’s current financial position and overall job performance and review of contract changes.

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

–Performing multiple live and virtual project site visits.

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

Goodwill – Babcock & Wilcox Solar Reporting Unit - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. As described in Note 8 to the consolidated financial statements, the Company's consolidated goodwill balance was $157 million as of December 31, 2022, of which $56.6 million was allocated to the Babcock & Wilcox Solar reporting unit. The Company’s goodwill is tested annually on October 1st or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of Babcock & Wilcox Solar reporting unit to its carrying value.

As disclosed further within Note 8, the Company identified certain factors, including but not limited to, the acquisition of the remaining 40% ownership stake in Babcock & Wilcox Solar for an amount less than the remaining balance of the non-controlling interest, significant deterioration in operating results from those originally forecast at the date of acquisition primarily as a result of supply chain issues on certain solar product inputs, the recognition of additional contract losses in the third quarter of $8.6 million beyond amounts previously accounted for as measurement period adjustments during the year, the determination that the contingent consideration would not be payable, all of which contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment of its Babcock & Wilcox Solar reporting unit during the quarter ended September 30, 2022. The Company performed a quantitative analysis and compared the fair value of the Babcock & Wilcox Solar reporting unit to its carrying value and determined that the carrying value of the reporting unit exceeded the fair value as of September 30, 2022. As such, the Company recorded a goodwill impairment loss related to the Babcock & Wilcox Solar reporting unit of $7.2 million in the third quarter of fiscal 2022 which is recognized on the consolidated statements of operations for the twelve months ended December 31, 2022.

The quantitative analysis performed as of September 30, 2022 was updated as of October 1, 2022, the Company’s annual impairment test date, utilizing a qualitative assessment, and the analysis noted that the fair value of the Babcock & Wilcox Solar reporting unit exceeded the carrying value as of the annual impairment test date. Management re-evaluated its Babcock & Wilcox Solar reporting unit at December 31, 2022 and no additional indicators of goodwill impairment were identified.

In the performance of the interim goodwill impairment assessment as of September 30, 2022, the Company determined the fair value of its Babcock & Wilcox Solar reporting unit using a combination of the income approach (discounted cash flows), and the market approach (guideline public company method and the guideline transaction method). The determination of the fair value using the income approach required management to make significant estimates and assumptions related to the Babcock & Wilcox Solar reporting unit’s forecasted future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and discount rate. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both.

Given the significant judgments made by management to estimate the fair value of the Babcock & Wilcox Solar reporting unit and the difference between its fair value and carrying value, we identified the goodwill evaluation of the Babcock & Wilcox Solar reporting unit as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and EBITDA margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill evaluation of the Babcock & Wilcox Solar reporting unit included the following, amongst others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Babcock & Wilcox Solar reporting unit.

•We evaluated management’s determination and evaluation of triggering events at each of the quarterly and year and reporting periods.

•We evaluated management’s ability to accurately forecast future revenues, and EBITDA margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to (1) historical revenues, and EBITDA margins, (2) internal communications to management and the Board of Directors, (3) inquiry with non-management personnel and (4) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methods.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation assumptions, including the discount rate by (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.

•We evaluated the impact of changes in management’s goodwill assessment from the September 30, 2022 interim quantitative evaluation of goodwill for the Babcock & Wilcox Solar reporting unit to the October 1, 2022 annual measurement date, as well as to December 31, 2022, inclusive of macroeconomic factors.

Acquisition of Babcock & Wilcox Solar - Contingent Consideration Liability and Acquisition of Remaining Ownership Interest – Refer to Note 26 to the financial statements

Critical Audit Matter Description

On September 30, 2021, the Company acquired a 60% controlling ownership interest in Illinois-based solar energy contractor Babcock & Wilcox Solar Energy, Inc. (“Babcock & Wilcox Solar”) in a business combination with a total fair value of consideration for the acquisition of $36.0 million, including $27.2 million in cash plus $8.8 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement was between $0.0 million and $10.0 million. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company estimated fair values primarily using the discounted cash flow method at September 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed during the measurement period and up to September 30, 2022 when the purchase price allocation was finalized.

Prior to the finalization of the measurement period, on September 24, 2022, the Company acquired the remaining 40% ownership interest in Babcock & Wilcox Solar for $12.7 million. In addition to the transfer of the remaining ownership interest, the settlement and share transfer agreement released all parties from the contingent consideration arrangement, as well as other claims known as of the effective date of the agreement, resulting in the fair value of the contingent consideration to be $0 and the removal of the remaining non-controlling interest balance of $20.7 million.

Given the significant judgments made by management to estimate the fair value of the contingent consideration liability and the fair value of the non-controlling interest as of the settlement date, we identified the accounting and valuation for the buyout of the remaining 40% of Babcock & Wilcox Solar as a critical audit matter. There was a high degree of auditor judgment and an increased extent of effort, including the need to involve our National Office – Accounting and Reporting Services (NOARS) group and internal fair value specialists, to audit the accounting treatment of the settlement agreement and the reasonableness of the inputs used in the fair value measurement of the contingent consideration liability and non-controlling interest, including the selection of the discount rate and forecasts of future revenues and EBITDA margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting treatment of the settlement agreement and the fair value of the contingent consideration liability and non-controlling interest included the following, among others:

•We tested the effectiveness of controls over management’s valuation of the contingent consideration liability and non-controlling interest, such as controls related to management’s selection of the significant valuation assumption (discount rate) and significant business assumptions (forecasts of future revenue and EBITDA margins).

•We tested the effectiveness of controls over management’s identification and assessment of significant unusual transactions.

•We tested the fair value of the non-controlling interest by evaluating the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to (1) historical revenues, and EBITDA margins, (2) internal communications to management and the Board of Directors, (3) inquiry with non-management personnel and (4) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methods.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation assumptions, including the discount rate by (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.

•We analyzed the executed settlement agreement to understand the provisions of the buyout of the remaining 40% interest of the shares in Babcock & Wilcox Solar and the contingent consideration liability provision.

•With the assistance of our National Office – Accounting and Reporting Services (NOARS) group, we evaluated the accounting treatment of the agreement.

•We evaluated the fair value of the non-controlling interest and the contingent consideration liability and the allocation of the consideration transferred to the components of the settlement based upon the relative fair values of the share purchase.

•We evaluated the accounting treatment relating to the reduction of the fair value of the contingent consideration liability to $0 as a reduction to selling, general and administrative costs.

•We evaluated the accounting treatment of the gain associated with the purchase of the non-controlling interest as an adjustment to capital in excess of par.

•Evaluated the Company’s disclosures related to the settlement agreement to assess their conformity with the applicable accounting standards.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 16, 2023

We have served as the Company's auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenues	$889,815	$723,363	$566,317
Costs and expenses:
Cost of operations	704,192	543,835	400,465
Selling, general and administrative expenses	178,519	154,897	141,746
Goodwill impairment	7,224	—	—
Advisory fees and settlement costs	8,532	13,083	12,878
Restructuring activities	560	4,869	11,849
Research and development costs	3,805	1,595	4,379
Gain on asset disposals, net	(8,836)	(15,737)	(3,263)
Total costs and expenses	893,996	702,542	568,054
Operating (loss) income	(4,181)	20,821	(1,737)
Other (expense) income:
Interest expense	(44,983)	(39,393)	(59,796)
Interest income	641	531	646
Gain (loss) on debt extinguishment	—	6,530	(6,194)
Loss on sale of business	—	(1,753)	(108)
Benefit plans, net	37,528	48,142	5,600
Foreign exchange	(582)	(4,294)	58,799
Other – net	(3,944)	(1,270)	(1,128)
Total other (expense) income	(11,340)	8,493	(2,181)
(Loss) income before income tax expense	(15,521)	29,314	(3,918)
Income tax expense (benefit)	11,063	(2,224)	8,179
(Loss) income from continuing operations	(26,584)	31,538	(12,097)
Income from discontinued operations, net of tax	—	—	1,800
Net (loss) income	(26,584)	31,538	(10,297)
Net loss (income) attributable to non-controlling interest	3,723	(644)	(21)
Net (loss) income attributable to stockholders	(22,861)	30,894	(10,318)
Less: Dividends on Series A preferred stock	14,860	9,127	—
Net (loss) income attributable to stockholders of common stock	$(37,721)	$21,767	$(10,318)

Basic (loss) income per share
Continuing operations	$(0.43)	$0.26	$(0.25)
Discontinued operations	—	—	0.04
Basic (loss) income per share	$(0.43)	$0.26	$(0.21)
Diluted (loss) income per share
Continuing operations	$(0.43)	$0.26	$(0.25)
Discontinued operations	—	—	0.04
Diluted (loss) income per share	$(0.43)	$0.26	$(0.21)
Shares used in the computation of (loss) income per share:
Basic	88,256	82,391	48,710
Diluted	88,256	83,580	48,710
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income	$(26,584)	$31,538	$(10,297)
Other comprehensive (loss) income:
Currency translation adjustments (CTA)	(14,834)	$(3,412)	(53,318)

Reclassification of CTA to net loss	—	(4,512)	—

Benefit obligations:
Pension and post retirement adjustments, net of tax	870	1,492	(998)

Other comprehensive loss	(13,964)	(6,432)	(54,316)
Total comprehensive (loss) income	(40,548)	25,106	(64,613)
Comprehensive income (loss) attributable to non-controlling interest	3,852	(595)	(29)
Comprehensive (loss) income attributable to stockholders	$(36,696)	$24,511	$(64,642)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$76,728	$224,874
Current restricted cash and cash equivalents	15,335	1,841
Accounts receivable – trade, net	162,461	132,068
Accounts receivable – other	38,510	34,553
Contracts in progress	134,939	80,176
Inventories, net	102,637	79,527
Other current assets	27,002	29,395
Total current assets	557,612	582,434
Net property, plant and equipment and finance leases	86,363	85,627
Goodwill	156,993	116,462
Intangible assets, net	60,293	43,795
Right-of-use assets	29,438	30,163
Long-term restricted cash	21,397	—
Other assets	30,559	54,784
Total assets	942,655	913,265

Accounts payable	$139,159	$85,929
Accrued employee benefits	12,533	12,989
Advance billings on contracts	133,429	68,380
Accrued warranty expense	9,568	12,925
Financing lease liabilities	1,180	2,445
Operating lease liabilities	3,595	3,950
Other accrued liabilities	68,244	54,385
Loans payable	4,291	12,380
Total current liabilities	371,999	253,383
Senior notes	335,498	326,366
Long term loans payable	13,197	1,543
Pension and other accumulated postretirement benefit liabilities	136,176	182,730
Non-current finance lease liabilities	27,482	29,369
Non-current operating lease liabilities	26,583	26,685
Deferred tax liabilities	10,054	1,399
Other non-current liabilities	23,755	33,168
Total liabilities	944,744	854,643
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both at December 31, 2022 and 2021	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 88,700 and 86,286 at December 31, 2022 and 2021, respectively	5,138	5,110
Capital in excess of par value	1,537,625	1,518,872
Treasury stock at cost, 1,868 and 1,525 shares at December 31, 2022 and 2021, respectively	(113,753)	(110,934)
Accumulated deficit	(1,358,875)	(1,321,154)
Accumulated other comprehensive loss	(72,786)	(58,822)
Stockholders' equity attributable to shareholders	(2,574)	33,149
Non-controlling interest	485	25,473
Total stockholders' (deficit) equity	(2,089)	58,622
Total liabilities and stockholders' equity	$942,655	$913,265

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2019	46,374	$4,699	—	$—	$1,142,614	$(105,707)	$(1,332,603)	$1,926	$1,417	$(287,654)
Net loss	—	—	—	—	—	—	(10,318)	—	21	(10,297)
Currency translation adjustments	—	—	—	—	—	—	—	(53,318)	8	(53,310)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(998)	—	(998)
Stock-based compensation charges	460	9	—	—	4,548	(283)	—	—	—	4,274
Equitized guarantee fee payment	1,713	17	—	—	3,883	—	—	—	—	3,900
Equitized Last Out Term Loan principal payment	5,905	59	—	—	13,391	—	—	—	—	13,450
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(342)	(342)
Balance at December 31, 2020	54,452	4,784	—	—	1,164,436	(105,990)	(1,342,921)	(52,390)	1,104	(330,977)
Net income	—	—	—	—	—	—	30,894	—	644	31,538
Currency translation adjustments	—	—	—	—	—	—	—	(7,924)	(49)	(7,973)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	1,492	—	1,492
Stock-based compensation charges	2,347	31	—	—	7,770	(4,944)	—	—	—	2,857
Common stock offering	29,487	295	—	—	160,546	—	—	—	—	160,841
Preferred stock offering, net	—	—	4,752	48	113,227	—	—	—	—	113,275
Equitized Last Out Term Loan principal payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(9,127)	—	—	(9,127)
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	23,996	23,996
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(222)	(222)
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net income	—	—	—	—	—	—	(22,861)	—	(3,723)	(26,584)
Currency translation adjustments	—	—	—	—	—	—	—	(14,834)	(129)	(14,963)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	2,414	28	—	—	9,949	(2,819)	—	—	—	7,158
Purchase of Babcock & Wilcox Solar and SPIG non-controlling interest	—	—	—	—	8,804	—	—	—	(20,735)	(11,931)
Dividends to preferred stockholders	—	—	—	—	—	—	(14,860)	—	0	(14,860)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2022	88,700	5,138	7,669	77	1,537,625	(113,753)	(1,358,875)	(72,786)	485	(2,089)

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(26,584)	$31,538	$(10,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	23,992	18,337	16,805
Goodwill impairment	7,224	—	—
Change in fair value of contingent consideration	(9,567)	—	—
Amortization of deferred financing costs and debt discount	5,225	7,918	16,743
Amortization of guaranty fee	856	1,832	1,159
Non-cash operating lease expense	7,277	4,154	4,765
Loss on sale of business	—	1,753	108
(Gain) loss on debt extinguishment	—	(6,530)	6,194
Gain on asset disposals	(8,836)	(15,737)	(3,262)
Provision for (benefit from) deferred income taxes, including valuation allowances	5,897	(7,745)	1,791
Mark to market, prior service cost amortization for pension and postretirement plans	(6,848)	(15,512)	22,156
Stock-based compensation, net of associated income taxes	9,977	7,801	4,557
Equitized non-cash interest expense	—	—	13,450
Foreign exchange	582	4,294	(58,799)
Changes in assets and liabilities:
Accounts receivable	(28,217)	225	21,673
Contracts in progress	(54,108)	(20,099)	35,850
Advance billings on contracts	62,330	1,641	(13,057)
Inventories	(19,002)	(3,047)	(4,084)
Income taxes	(248)	(2,142)	(2,425)
Accounts payable	52,680	7,080	(42,001)
Accrued and other current liabilities	(18,921)	(47,768)	9,146
Accrued contract loss	6,402	(204)	(5,557)
Pension liabilities, accrued postretirement benefits and employee benefits	(36,543)	(60,760)	(37,223)
Other, net	(4,205)	(18,225)	(18,498)
Net cash used in operating activities	(30,637)	(111,196)	(40,806)
Cash flows from investing activities:
Purchase of property, plant and equipment	(13,238)	(6,679)	(8,230)
Acquisition of business, net of cash acquired	(64,914)	(55,341)	—
Proceeds from sale of business and assets, net	5,498	25,390	8,000
Purchases of available-for-sale securities	(6,427)	(12,605)	(29,068)
Sales and maturities of available-for-sale securities	9,815	15,694	26,563
Other, net	466	—	4,954
Net cash (used in) from investing activities	(68,800)	(33,541)	2,219

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from financing activities:
Issuance of senior notes	6,828	303,324	—
Borrowings on loan payable	7,192	7,145	—
Repayments on loan payable	(16,915)	(846)	—
Proceeds from sale-leaseback financing transactions	13,339	—	—
Finance lease payments	(2,435)	(2,366)	13
Borrowings under last out term loans	—	—	70,000
Repayments under last out term loans	—	(75,408)	—
Borrowings under U.S. revolving credit facility	—	14,500	158,900
Repayments of U.S. revolving credit facility	—	(178,800)	(173,600)
Issuance of preferred stock, net	—	113,275	—
Payment of preferred stock dividends	(14,860)	(9,127)	—
Shares of common stock returned to treasury stock	(2,819)	(4,944)	(283)
Issuance of common stock, net	—	160,841	—
Debt issuance costs	(1,447)	(24,560)	(10,590)
Other, net	(48)	(222)	(342)
Net cash (used in) from financing activities	(11,165)	302,812	44,098
Effects of exchange rate changes on cash	(2,653)	1,217	4,971
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,255)	159,292	10,482
Cash, cash equivalents and restricted cash, beginning of period	226,715	67,423	56,941
Cash, cash equivalents and restricted cash, end of period	$113,460	$226,715	$67,423

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$76,728	$224,874	$57,338
Current restricted cash	15,335	1,841	10,085
Long-term restricted cash	21,397	$—	—
Cash, cash equivalents and restricted cash at end of period	$113,460	$226,715	$67,423

Income taxes paid, net	$7,950	$4,991	$6,960
Interest paid	$25,673	$20,234	$17,815
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company has eliminated all intercompany transactions and accounts and presents the notes to the Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated.

Occasionally, it is necessary for reporting entities to reclassify an amount from a prior period from one financial statement caption to another for comparability with the current period. For the period ended December 31, 2022, the Company added a separate balance sheet caption for Deferred tax liability which was previously included in Other non-current liabilities as it is now deemed to be material. As such, a reclassification in the prior period was made to conform to the current period presentation. Balance sheet presentation for year ended December 31, 2021 has been modified to separately disclose the $1.4 million in Deferred tax liability and Other non-current liabilities has been reduced by the same amount for accurate year-over-year comparability.

Market Update

The COVID-19 pandemic has continued to create challenges for the Company in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. The Company is continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supplying its customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Reportable segments

The Company's operations are assessed based on three reportable market-facing segments as part of the its strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into its renewable and environmental growth platforms. The Company's reportable segments are as follows:

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

For financial information about the Company's segments see Note 4 to the Consolidated Financial Statements.

Use of estimates

The Company uses estimates and assumptions to prepare its Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP"). Some of the more significant estimates include the Company's estimate of costs to complete long-term construction contracts, estimates associated with assessing whether goodwill, intangible assets and other long-lived assets are impaired, estimates of costs to be incurred to satisfy contractual warranty requirements, estimates of the value of acquired intangible and tangible assets, estimates associated with the realizability of deferred tax assets, and estimates the Company makes in selecting assumptions related to the valuations of its pension and postretirement plans, including the selection of discount rates, mortality and expected rates of return on pension plan assets. These estimates and assumptions affect the amounts the Company reports in its Consolidated Financial Statements and accompanying notes. The Company's actual results could differ from these estimates. Variances could result in a material effect on the company's financial condition and results of operations in future periods.

Earnings per share

The Company has computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. The Company has a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares, and performance units, subject to satisfaction of specific performance goals. The Company includes the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met. The computation of basic and diluted earnings per share is included in Note 3.

Investments

The Company's investments primarily relate to its wholly owned insurance subsidiary. The Company classifies investments available for current operations in its Consolidated Balance Sheets as Current assets, while investments held for long-term purposes are classified as Non-current assets. The Company adjusts the amortized cost of debt securities for amortization of premiums and accretion of discounts to maturity. That amortization is included in Interest income. Realized gains and losses on the Company's investments are recorded in Other - net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method and is included in interest on securities in Interest income on the Company's Consolidated Statements of Operations.

Foreign currency translation

The Company translates assets and liabilities of its foreign operations into U.S. dollars at current exchange rates, and translates items in the Consolidated Statement of Operations at average exchange rates for the periods presented. The Company records adjustments resulting from the translation of foreign currency financial statements as a component of Accumulated other comprehensive income (loss). The Company reports foreign currency transaction gains and losses in income. The Company has included transaction losses of $(0.6) million and $(4.3) million and a transaction gain of $58.8 million in the years ended December 31, 2022, 2021, and 2020, respectively, in Foreign exchange in its Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 20%, 19% and 29% of our revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 80%, 81% and 71% of our revenue for the years ended years ended December 31, 2022, 2021, and 2020, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of liquidated damages, contractual bonuses and penalties, and contract modifications. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, the Company tries to structure contract milestones to mirror its expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect the overall cash position. Refer to Note 4 for details of disaggregation of revenue by segment.

As of December 31, 2022, the Company has estimated the costs to complete of all in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover increases in costs. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, fluctuations in foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on the Company's consolidated financial condition, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve the Company's consolidated financial condition, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year.

Contract modifications are routine in the performance of the Company's contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

The Company recognizes accrued claims in contract revenues for extra work or changes in scope of work to the extent of costs incurred when it believes it has an enforceable right to the modification or claim and the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, the Company considers the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and the relevant history with the counter-party that supports expectations about their willingness and ability to pay for the additional cost along with a reasonable margin.

The Company generally recognizes sales commissions in equal proportion as revenue is recognized. The Company's sales agreements are structured such that commissions are only payable upon receipt of payment, thus a capitalized asset at contract inception has not been recorded for sales commission as a liability has not been incurred at that point.

Contract balances

Contracts in progress, a current asset in the Company's Consolidated Balance Sheets, includes revenues and related costs so recorded, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in the Company's Consolidated Balance Sheets, includes advance billings on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the cost-to-cost input method. Those balances are classified as current based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. The Company's unbilled receivables do not contain an allowance for credit losses as the expectation to invoice customers and the collection of all amounts for unbilled revenues is deemed probable. The Company reviews contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the statement of operations and an accrual for the estimated loss on the uncompleted contract is included in Other accrued liabilities in the Company's Consolidated Balance Sheets. In addition, when the Company determines that an uncompleted contract will not be completed on-time and the contract has liquidated damages provisions, it recognizes the estimated liquidated damages at the most likely amount it will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in Other accrued liabilities in the Company's Consolidated Balance Sheets.

Warranty expense

The Company accrues estimated expense included in Cost of operations on its Consolidated Statements of Operations to satisfy contractual warranty requirements when it recognizes the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, the Company records specific provisions or reductions where it expects the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on the Company's consolidated financial condition, results of operations and cash flows.

Research and development

The Company's research and development activities are related to improving its products through innovations to reduce the cost of its products to make them more competitive and through innovations to reduce performance risk of its products to better meet its own and its customers' expectations. Research and development activities totaled $3.8 million, $1.6 million and $4.4 million in the years ended December 31, 2022, 2021, and 2020, respectively.

Pension plans and postretirement benefits

The Company sponsors various defined benefit pension and postretirement plans covering certain employees of its U.S., Canadian and U.K. subsidiaries and uses actuarial valuations to calculate the cost and benefit obligations of its pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of the Company's benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

The Company determines its discount rate based on a review of published financial data and discussions with its actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of its pension and postretirement plan obligations. The Company uses an alternative spot rate method for discounting the benefit obligation rather than a single equivalent discount rate because it more accurately applies each year's spot rates to the projected cash flows.

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, the Company recognizes net actuarial gains or losses into earnings as a component of net periodic benefit cost (mark to market (“MTM”) pension adjustment). Recognized net actuarial gains and losses consist primarily of the Company's reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

The Company recognizes the funded status of each plan as either an asset or a liability in the Consolidated Balance Sheets. The funded status is the difference between the fair value of plan assets and the present value of its benefit obligation, determined on a plan-by-plan basis. See Note 13 for a detailed description of our plan assets.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our Consolidated Financial Statements. The Company records interest and penalties (net of any applicable tax benefit) related to income taxes as a component of Income tax expense on the Company's Consolidated Statements of Operations.

Cash and cash equivalents and restricted cash

The Company's cash equivalents are highly liquid investments, with maturities of three months or less at the time of purchase. The Company records cash and cash equivalents as current or long-term restricted when it is unable to freely use such cash and cash equivalents for its general operating purposes.

Trade accounts receivable and allowance for doubtful accounts

The Company's trade accounts receivable balance is stated at the amount owed by its customers, net of allowances for estimated uncollectible balances. The Company maintains allowances for doubtful accounts for estimated losses expected to result from the inability of its customers to make required payments. These estimates are based on management's evaluation of the ability of customers to make payments, with emphasis on historical remittance experience, known customer financial difficulties, the age of receivable balances and any other known factors specific to a receivable. Accounts receivable are charged to the allowance when it is determined they are no longer collectible. The Company's allowance for doubtful accounts was $10.8 million and $11.9 million at December 31, 2022 and 2021, respectively. Amounts charged to selling, general and administrative expenses were $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Inventories

The Company carries its inventories at the lower of cost or net realizable value and determines cost on the first-in, first-out basis. The Company's obsolete inventory reserve was $7.2 million and $6.5 million at December 31, 2022 and 2021, respectively. The components of inventories can be found in Note 6.

Property, plant and equipment

The Company carries its property, plant and equipment at depreciated cost, less any impairment provisions. The Company depreciates its property, plant and equipment using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Depreciation expense was $11.0 million, $9.7 million and $11.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset are expensed as incurred.

Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company's estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may negatively affect the Company and result in future asset impairments.

Investments in consolidated entities

SPIG maintained a 60% ownership interest in a joint venture entity, which is consolidated within the B&W Environmental segment results. The remaining 40% was purchased for a nominal amount in December 2022.

On September 30, 2021, the Company acquired a 60% controlling ownership interest in Illinois-based solar energy contractor Babcock & Wilcox Solar (formerly known as Fosler Construction Company, Inc. or Fosler). On September 24, 2022, the Company acquired the remaining 40% ownership stake in Babcock & Wilcox Solar for $12.7 million. See Note 26 to the Company's Consolidated Financial Statements.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. The Company performs testing of goodwill for impairment annually on October 1st or if the Company determines that impairment indicators are present. In assessing goodwill for impairment, the Company follows ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, or the Company chooses    not to perform the qualitative assessment, then the Company will compare the fair value of that reporting unit with its carrying value, including goodwill, in a quantitative assessment. If the carrying value of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying value, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques the Company believes market participants would use for each of the reporting units.

Intangible assets

Intangible assets are recognized at fair value when acquired, generally as a result of a business combination. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. The Company may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, the Company tests indefinite lived intangible assets for impairment by determining the fair value of the indefinite lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized for the amount of the difference.

Accounting for Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Right-of-use (“ROU”) assets, Operating lease liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment, and Finance lease, Other accrued liabilities and Other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since substantially all of the Company's leases do not provide an implicit rate, the incremental borrowing rate based on the information available at lease commencement date is used to determine the present value of future payments. The Company's incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease, which are recognized when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

For leases beginning in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

Self-insurance

The Company has a wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to its companies. The Company may also, in the future, have this insurance subsidiary accept other risks that it cannot or do not wish to transfer to outside insurance companies. Included in Other non-current liabilities on its Consolidated Balance Sheets are reserves for self-insurance totaling $8.3 million and $9.3 million as of December 31, 2022 and 2021, respectively.

Loss contingencies

The Company estimates liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. The Company is currently involved in some significant litigation, as discussed in Note 22. The Company's losses are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs, in most cases involving personal injury claims, do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal. Consequently, it is possible future earnings could be affected by changes in the Company's assessments of the probability that a loss has been incurred in a material pending litigation against the Company and/or changes in its estimates related to such matters.

Loss recoveries

The Company recognizes loss recoveries and provide disclosures only when receipt of the recovery is probable and it is able to reasonably estimate the amount of the recovery. The Company's loss recoveries are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties, multiple complex unresolved procedural and substantive issues; the wide-ranging outcomes reached in similar cases, including the variety of losses incurred. Consequently, it is possible future earnings could be affected by changes in our assessments of the probability that a loss recovery has been recognized and/or changes in the Company's estimates related to such matters. See Note 5 for discussions regarding the project contract cost recovery recognized in 2022 and 2021.

Contingent consideration

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in Other non-current liabilities on its Consolidated Balance Sheets.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of the Company's contingent earn-out liabilities related to the time component of the present value calculation are reported in Interest expense on its Consolidated Statements of Operations. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in Other - net on its Consolidated Statements of Operations.

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

The Company recognizes expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation should be classified along with other income tax cash flows as an operating activity. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 20 for further discussion of stock-based compensation.

Recently adopted accounting standards

The Company adopted the following accounting standard during the year ended December 31, 2022:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The impact of this standard had no impact on the Company's Consolidated Financial Statements.

The Company considers the applicability and impact of all issued ASUs. Recently issued ASUs that are not adopted were assessed and determined to be not applicable in the current reporting period. New accounting standards not yet adopted that could affect the Company's Consolidated Financial Statements in the future are summarized as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The amendment in this update is effective for public business entities in January 2023; all other entities have an additional year to adopt. Early adoption is permitted; however, if the new guidance is adopted in an interim period, it is required to be applied retrospectively to all business combinations within the year of adoption. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of the new standard on our consolidated financial statements and related disclosures will depend on the magnitude of future acquisitions.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on the Company's trade receivables, contracts in progress, and potentially its impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of both standards on its Consolidated Financial Statements and does not expect a material impact.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of the Company's common stock, net of non-controlling interest and dividends on preferred stock:

	Year ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
(Loss) income from continuing operations attributable to stockholders of common stock	$(37,721)	$21,767	$(12,118)
(Loss) income from discontinued operations attributable to stockholders of common stock, net of tax	—	—	1,800
Net (loss) income attributable to stockholders of common stock	$(37,721)	$21,767	$(10,318)

Weighted average shares used to calculate basic (loss) income per share	88,256	82,391	48,710
Dilutive effect of stock options, restricted stock and performance units	—	1,189	—
Weighted average shares used to calculate diluted (loss) income per share	88,256	83,580	48,710

Basic (loss) income per share
Continuing operations	$(0.43)	$0.26	$(0.25)
Discontinued operations	—	—	0.04
Basic (loss) income per share	$(0.43)	$0.26	$(0.21)

Diluted (loss) income per share
Continuing operations	$(0.43)	$0.26	$(0.25)
Discontinued operations	—	—	0.04
Diluted (loss) income per share	$(0.43)	$0.26	$(0.21)

Because the Company incurred a net loss in the years ended December 31, 2022 and 2020 basic and diluted shares are the same.

If the Company had net income in the years ended December 31, 2022 and 2020 diluted shares would include an additional 717.6 thousand and 610.9 thousand shares, respectively.

The Company excluded 2.1 million, 0.3 million, and 1.3 million shares related to stock options from the diluted share calculation for the years ended December 31, 2022, 2021, and 2020 respectively, because their effect would have been anti-dilutive.

NOTE 4 – SEGMENT REPORTING

The Company's operations are assessed based on three reportable segments as described in Note 2. An analysis of the Company's operations by segment is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Revenues:
B&W Renewable segment
B&W Renewable	$136,376	$83,639	$89,790
B&W Renewable Services (1)	78,960	25,852	23,835
Vølund	73,337	34,819	42,562
B&W Solar	41,897	12,490	—
	330,570	156,800	156,187
B&W Environmental segment
B&W Environmental	77,863	58,262	45,186
SPIG	61,017	55,615	52,341
GMAB	15,513	19,949	10,441
	154,393	133,826	107,968
B&W Thermal segment
B&W Thermal	415,104	433,329	304,968
	415,104	433,329	304,968

Eliminations	(10,252)	(592)	(2,806)
Total Revenues	$889,815	$723,363	$566,317
(1) B&W Renewable Services' 2021 and 2020 revenues were reclassified from Vølund's prior year reported amount for year-over-year comparability.
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

	Year ended December 31,
(in thousands)	2022	2021	2020
Adjusted EBITDA
B&W Renewable segment (1) (2)	$26,069	$23,219	$24,957
B&W Environmental segment	9,787	11,773	3,503
B&W Thermal segment	56,291	49,143	36,052
(1) Adjusted EBITDA in our Renewable segment for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future solar project that was sold as well as $9.6 million that resulted from the reversal of the contingent consideration related to an acquisition.
(2)Adjusted EBITDA in our Renewable segment for the year ended December 31, 2020 includes a $26.0 million non-recurring loss recovery related to certain historical EPC loss contracts.

The Company does not separately identify or report its assets by segment as its chief operating decision maker does not consider assets by segment to be a critical measure by which performance is measured.

The Company estimates that 38%, 47% and 43% of its consolidated revenues in 2022, 2021, and 2020, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of nuclear, wind and solar power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of the Company's major customers, principally electric utilities, to delay making substantial expenditures for new plants, and to delay upgrades to existing power plants.

Information about our consolidated operations in different geographic areas:

	Year ended December 31,
(in thousands)	2022	2021	2020
REVENUES (1)
United States	$498,431	$431,540	$310,958
Canada	83,727	48,206	43,936
Denmark	50,857	30,310	28,590
Sweden	35,303	22,391	11,430
United Kingdom	30,223	26,722	25,811
China	25,890	10,028	8,461
Saudi Arabia	21,428	12,529	9,545
Brazil	15,049	3,946	5,540
France	12,555	4,539	1,776
Taiwan	12,433	5,776	1,871
Indonesia	11,724	1,853	19,644
Israel	3,082	14,110	1,635
Hong Kong	896	11,056	4,490
Aggregate of all other countries, each with less than $10 million in revenues	88,217	100,357	92,630
	$889,815	$723,363	$566,317
(1) The Company allocates geographic revenues based on the location of the customer's operations.

(in thousands)	December 31, 2022	December 31, 2021
NET PROPERTY, PLANT AND EQUIPMENT, AND FINANCE LEASE
United States	$54,408	$52,516
Mexico	16,925	17,071
Denmark	6,672	6,573
United Kingdom	4,729	5,722
Italy	1,545	1,565
Aggregate of all other countries	2,084	2,180
	$86,363	$85,627
NOTE 5 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

The Company generates the vast majority of its revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. The Company also earns revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services. The Company's revenue recognition accounting policy is described in more detail in Note 2.

Contract Balances

The following represents the components of Contracts in progress and advance billings on contracts included in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$79,421	$35,939	$43,482	121%
Revenues recognized less billings to customers	55,518	44,237	11,281	26%
Contracts in progress	$134,939	$80,176	$54,763	68%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$113,643	$68,615	$45,028	66%
Costs of revenue recognized less cost incurred	19,786	(235)	20,021	(8,520)%
Advance billings on contracts	$133,429	$68,380	$65,049	95%

Net contract balance	$1,510	$11,796	$(10,286)	(87)%

Accrued contract losses	$3,032	$378	$2,654	702%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Retainage expected to be collected within one year	$3,198	$2,575	$623	24%
Retainage expected to be collected after one year	786	1,591	(805)	(51)%
Total retainage	$3,984	$4,166	$(182)	(4)%

The Company has included retainage expected to be collected in 2023 in Accounts receivable – trade, net in its Consolidated Balance Sheets. Retainage expected to be collected after one year are included in Other assets in The Company's Consolidated Balance Sheets. Of the long-term retainage at December 31, 2022, collection of $0.8 million is anticipated in 2024.

Backlog

On December 31, 2022 the Company had $704.0 million of remaining performance obligations, which are also referred to as total backlog. The Company expects to recognize approximately 80.3%, 8.8% and 10.9% of its remaining performance obligations as revenue in 2023, 2024 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2022, 2021 and 2020 the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Increases in gross profit for changes in estimates for over time contracts (1)	$15,067	$16,042	$43,597
Decreases in gross profit for changes in estimates for over time contracts	(21,740)	(6,531)	(17,480)
Net changes in gross profit for changes in estimates for over time contracts	$(6,673)	$9,511	$26,117
(1) Increases in gross profits for changes in estimates for over time contracts reflects a non-recurring loss recovery of $26.0 million in the year ended December 31, 2020.

B&W Renewable Contracts

During 2022, the Company determined that its Babcock & Wilcox Solar reporting unit had nine projects located in the United States that existed at the time Babcock & Wilcox Solar was acquired on September 30, 2021 which generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. During the year ended December 31, 2022, the Company has recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments. The Company has submitted insurance claims to recover a portion of these losses as of December 31, 2022.

During the year ended December 31, 2022, four additional Babcock & Wilcox Solar projects became loss contracts, as such, the Company recorded $13.2 million in net losses from changes in the estimated costs to complete the thirteen Babcock & Wilcox Solar loss contracts.

As a normal part of its ongoing business operations, the Company is continuing to pursue other additional potential claims and recoveries from subcontractors and others where appropriate and available.

NOTE 6 – INVENTORIES

The components of inventories are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials and supplies	$87,554	$56,352
Work in progress	2,518	5,723
Finished goods	12,565	17,452
Total inventories, net	$102,637	$79,527

NOTE 7 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Land	$2,481	$1,489
Buildings	35,326	31,895
Machinery and equipment	153,939	144,325
Property under construction	11,410	12,480
	203,156	190,189
Less accumulated depreciation	141,145	133,137
Net property, plant and equipment	62,011	57,052
Finance lease	30,549	34,159
Less finance lease accumulated amortization	6,197	5,584
Net property, plant and equipment, and finance leases	$86,363	$85,627

NOTE 8 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of December 31, 2022:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Goodwill	$129,322	$80,145	$31,438	$240,905
Accumulated impairment losses	(49,965)	(74,478)	—	(124,443)
Balance at December 31, 2021	79,357	5,667	31,438	116,462
Addition - Fossil Power(1)	—	—	35,392	35,392
Addition - Optimus Industries(1)	—	—	11,081	11,081
Measurement period adjustments - Babcock & Wilcox Solar(2)	10,697	—	—	10,697
Measurement period adjustments - Babcock & Wilcox Renewable Service A/S(2)	(61)	—	—	(61)
Measurement period adjustments - Fossil Power(1)(2)	—	—	270	270
Measurement period adjustments - Optimus Industries(1)(2)	—	—	(7,273)	(7,273)
Goodwill impairment - Babcock & Wilcox Solar	(7,224)	—	—	(7,224)
Currency translation adjustments	(710)	(320)	(1,321)	(2,351)
Balance at December 31, 2022	$82,059	$5,347	$69,587	$156,993
(1) As described in Note 26, the Company is in the process of completing the purchase price allocation associated with the Fossil Power and Optimus Industries acquisitions and, as a result, the provisional measurements of goodwill associated with these acquisitions are subject to change.
(2) The Company's preliminary and final purchase price allocation changed due to additional information and further analysis.
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

During the quarter ended September 30, 2022, the Company identified certain factors, including but not limited to, the acquisition of the remaining 40% ownership stake in Babcock & Wilcox Solar for an amount less than the remaining balance of the non-controlling interest, significant deterioration in operating results from those originally forecast at the date of acquisition primarily as a result of supply chain issues on certain solar product inputs, the recognition of additional contract losses in the third quarter of $8.6 million beyond amounts previously accounted for as measurement period adjustments during the year, the determination that the contingent consideration would not be payable, all of which contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment of its Babcock & Wilcox Solar reporting unit. In addition, in conjunction with the interim goodwill impairment test, the Company performed an impairment analysis of the Babcock & Wilcox Solar asset group's long-lived and intangible assets and noted no impairment.

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

The Company compared the fair value of the Babcock & Wilcox Solar reporting unit to its carrying value and determined that the carrying value of the reporting unit exceeded the fair value by approximately $7.2 million. As such, the Company recorded goodwill impairment losses related to the Babcock & Wilcox Solar reporting unit of $7.2 million.

The Company re-evaluated its Babcock & Wilcox Solar reporting unit at December 31, 2022 and no additional indicators of goodwill impairment were identified for this or any of the Company's other reporting units at the measurement date of October 1, 2022. The quantitative goodwill impairment test approach was used on the Company's remaining reporting units and there was no evidence that the fair value of each reporting unit would not exceed its carrying value at the October 1, 2021 measurement date.

The Company will continue to evaluate the results of its Babcock & Wilcox Solar reporting unit and conduct interim testing if additional impairment indicators are present in future quarters.

NOTE 9 – INTANGIBLE ASSETS

The Company's intangible assets are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Definite-lived intangible assets(1)
Customer relationships	$68,164	$46,903
Unpatented technology	18,208	15,410
Patented technology	3,635	3,103
Tradename	13,441	12,747
Acquired backlog	3,100	3,100
All other	9,653	9,319
Gross value of definite-lived intangible assets	116,201	90,582
Customer relationships amortization	(26,198)	(20,800)
Unpatented technology amortization	(10,013)	(8,313)
Patented technology amortization	(2,891)	(2,729)
Tradename amortization	(6,154)	(5,425)
Acquired backlog	(3,100)	(1,620)
All other amortization	(9,082)	(9,205)
Accumulated amortization	(57,438)	(48,092)
Net definite-lived intangible assets	$58,763	$42,490
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,305
Total intangible assets, net(2)	$60,293	$43,795
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fossil Power and Optimus Industries acquisitions and as a result the intangible assets associated with these acquisitions are subject to change.
(2) The Company finalized the purchase price allocation for the Babcock & Wilcox Solar acquisition on September 30, 2022 which resulted in several measurement period adjustments. On November 30, 2022, the Company also finalized the purchase price allocation for the Babcock & Wilcox Renewable Service A/S acquisition with no measurement period adjustments to their intangible assets, excluding goodwill.

The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$43,795	$23,908
Business acquisitions and adjustments(1)	27,412	26,583
Amortization expense	(9,199)	(5,128)
Currency translation adjustments	(1,715)	(1,568)
Balance at end of the period(2)	$60,293	$43,795
(1) As described in Note 26, we are in the process of completing the purchase price allocation associated with the Fossil Power and Optimus Industries acquisitions and as a result, the increase in intangible assets associated with these acquisitions are subject to change.
(2) The Company finalized the purchase price allocation for the Babcock & Wilcox Solar acquisition on September 30, 2022 which resulted in several measurement period adjustments. On November 30, 2022, the Company also finalized the purchase price allocation for the Babcock & Wilcox Renewable Service A/S with no measurement period adjustments to their intangible assets, excluding goodwill.

Amortization of intangible assets is included in Cost of operations and SG&A in the Company's Consolidated Statement of Operations but is not allocated to segment results.

Definite-lived intangible assets are assessed for impairment on an interim basis when impairment indicators exist. See Note 8 regarding the Company's interim impairment testing process for the year ended December 31, 2022.

Estimated future intangible asset amortization expense, including the preliminary amortization expense resulting from the acquisitions of Fossil Power and Optimus, during the year ended December 31, 2022 is as follows (in thousands):

Amortization Expense(1)
Twelve months ending December 31, 2023	$7,959
Twelve months ending December 31, 2024	7,887
Twelve months ending December 31, 2025	7,082
Twelve months ending December 31, 2026	5,951
Twelve months ending December 31, 2027	5,308
Thereafter	24,576
(1) As described in Note 26, the Company is in the process of completing the purchase price allocation associated with the Fossil Power and Optimus Industries acquisitions and, as a result, the estimated future intangible asset amortization expense associated with these acquisitions are subject to change.
See Note 26 for intangible assets identified in conjunction with the acquisitions of Fossil Power and Optimus, which are subject to change pending the finalization of the purchase price allocation associated with these acquisitions.

NOTE 10 – LEASES

Certain real property assets for the Company's Copley, Ohio location were sold on March 15, 2021. In conjunction with the sale, the Company executed a leaseback agreement commencing March 16, 2021 which will expire on March 31, 2033. The lease is classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $5.0 million as of December 31, 2022. At December 31, 2022, a $3.3 million ROU asset is recorded in Right of use assets with corresponding liabilities of $3.5 million recorded in Other accrued liabilities and Non-current operating lease liabilities in the Company's Consolidated Balance Sheets.

Certain real property assets the Company's Lancaster, Ohio location were sold on August 13, 2021. In conjunction with the sale, the Company executed a leaseback agreement commencing August 13, 2021 and expiring on August 31, 2041. The lease is classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $36.6 million as of December 31, 2021. At December 31, 2022, a $16.6 million ROU asset is recorded in Right of use assets and corresponding liabilities of $17.0 million recorded in Other accrued liabilities and Non-current operating lease liabilities.

In conjunction with the acquisition of Babcock & Wilcox Solar, the Company assumed two leases classified as operating leases with total future minimum payments during the remaining term of the leases of approximately $0.7 million. As of December 31, 2022, a $1.1 million ROU asset is recorded in Right-of-use assets with corresponding liabilities of $1.1 million in Operating lease liabilities and Non-current operating lease liabilities in the Company's Consolidated Balance Sheets.

During the year ended December 31, 2022, the Company sold certain real property and then entered into sale lease-back agreements with the buyers for each sale transaction. The Company accounted for these sale-leasebacks as financing transactions with the purchasers of the assets in accordance with ASC 842 as the lease agreements were all deemed to be finance leases. The Company concluded the lease agreements met the qualifications to be classified as finance leases due to the significance of the present value of the lease payments, using the appropriate individual discount rate to reflect the Company's incremental borrowing rates, compared to the fair value of the leased property as of the lease commencement dates.

The presence of a finance lease indicates that control of the property has not transferred to the buyer/lessors, and as such, these transactions were deemed to be failed sale-leasebacks and were accounted for as financing arrangements. As a result of this determination, the Company is viewed as having received the proceeds from the buyer/lessors in the form of hypothetical loans with its leased property considered to be collateral. The hypothetical loans are payable as principal and interest in the form of “lease payments” to the buyer/lessors. As such, the property will remain on the Company's Consolidated Balance Sheets as Net property, plant, equipment and finance leases until the leases end. The Company will depreciate the assets to zero over the shorter of their respective economic lives or lease term.

No gains or losses were recognized related to the Sale-Leasebacks under U.S. GAAP for the fiscal year ended December 31, 2022 for the following transactions:

On October 5, 2022, the Company sold its corporate aircraft for $3.4 million in proceeds and then simultaneously entered into a lease agreement with the buyer of the property resulting in a sale lease-back. The sale-leaseback is repayable over a 2 year term with payments of approximately $62 thousand per month through July 2024 with a final payment of $2.3 million in August 2024 at the expiration of the lease. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

At December 31, 2022, the carrying value of the financing liability was $3.3 million, of which $0.6 million is classified as current. The current portion is recorded in Loans payable with the remainder recorded in Long-term loans payable on the Company's Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

On November 1, 2022, the Company sold certain real property assets at its Monterey, Mexico location for $1.4 million in proceeds and then simultaneously entered into a lease agreement with the buyer of the property resulting in a sale lease-back. The sale-leaseback is repayable over a 4 year term with payments of approximately $0.4 million per year. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

At December 31, 2022, the carrying value of the financing liability was $1.4 million in Long-term loans payable on the Company's Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

On December 16, 2022, the Company sold certain real property assets at its Chanute, Kansas location for $8.4 million in proceeds and then simultaneously entered into a lease agreement with the buyer of the property resulting in a sale lease-back. The sale-leaseback is repayable over a 20 year term, with two renewal options of ten years each. Under the terms of the lease agreement, the Company's initial basic rent is of approximately $0.7 million per year with annual increases of 2.25% throughout the life of the agreement. The Company concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date.

At December 31, 2022, the carrying value of the financing liability was $8.7 million, which is net of debt issuance costs of $0.6 million and is recorded in Long-term loans payable on the Company's Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

The remaining future cash payments related to the aggregate financing liabilities for the fiscal years ending December 31 are as follows:

2023	$1,844
2024	3,800
2025	1,137
2026	1,153
2027	781
Thereafter	14,149
Total minimum liability requirements	22,864
Imputed interest	(8,954)
Total	$13,910

The components of lease expense included on our Consolidated Statements of Operations were as follows:

		Year ended December 31,
(in thousands)	Classification	2022	2021	2020
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$7,277	$4,974	$5,736
Operating lease expense	Cost of operations	—	1,077	—
Short-term lease expense	Selling, general and administrative expenses	3,516	3,541	1,960
Variable lease expense (1)	Selling, general and administrative expenses	484	385	1,973
Total operating lease expense		$11,277	$9,977	$9,669

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	$3,527	$3,510	$2,061
Interest on lease liabilities	Interest expense	2,372	2,502	2,452
Total finance lease expense		$5,899	$6,012	$4,513

Sublease income (2)	Other – net	$(72)	$(86)	$(86)
Net lease cost		$17,104	$15,903	$14,096
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,886	$5,614	$5,603
Operating cash flows from finance leases	2,371	2,502	2,452
Financing cash flows from finance leases	2,435	2,366	(13)

(in thousands)	December 31, 2022	December 31, 2021
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,256	$24,886
Finance leases	$—	$3,608

Weighted-average remaining lease term:
Operating leases (in years)	13.0	13.6
Finance leases (in years)	12.0	12.7
Weighted-average discount rate:
Operating leases	8.22%	8.24%
Finance leases	8.00%	7.93%

Amounts relating to leases were presented on our Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	December 31, 2022	December 31, 2021
Operating lease assets	Right-of-use assets	$29,438	$30,163
Finance lease assets	Net property, plant and equipment and finance leases	24,352	28,575
Total non-current lease assets		$53,790	$58,738

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,595	$3,950
Finance lease liabilities	Financing lease liabilities	1,180	2,445
Non-current
Operating lease liabilities	Non-current operating lease liabilities	26,583	26,685
Finance lease liabilities	Non-current finance lease liabilities	27,482	29,369
Total lease liabilities		$58,840	$62,449

Future minimum lease payments required under non-cancellable leases as of December 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$5,872	$3,408	$9,280
2024	4,831	3,472	8,303
2025	3,740	3,499	7,239
2026	3,232	3,568	6,800
2027	2,892	3,640	6,532
Thereafter	30,296	27,578	57,874
Total	$50,863	$45,165	$96,028
Less imputed interest	(20,684)	(16,504)	(37,188)
Lease liability	$30,179	$28,661	$58,840

NOTE 11 – ACCRUED WARRANTY EXPENSE

The Company may offer assurance type warranties on products and services in which it sells. Changes in the carrying amount of the Company's accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$12,925	$25,399
Additions	7,294	7,470
Expirations and other changes	150	(7,808)
Payments	(10,634)	(12,206)
Translation and other	(167)	70
Balance at end of period	$9,568	$12,925

The Company accrues estimated expense included in Cost of operations on its Consolidated Statements of Operations to satisfy contractual warranty requirements when it recognizes the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, the Company records specific provisions or reductions where it expects the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on the Company's consolidated financial condition, results of operations and cash flows.

NOTE 12 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges in 2022, 2021 and 2020. The charges primarily consist of severance and related costs of actions taken, including as part of the Company’s strategic, market-focused organizational and re-branding initiative. During 2021 and 2020, these charges also include actions taken to address the impact of COVID-19 on our business.

The following tables summarizes the restructuring activity incurred by segment:

	Year ended December 31,
	2022
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$900	$719	$181
B&W Environmental segment	228	28	200
B&W Thermal segment	589	128	461
Corporate	(1,157)	(1,228)	71
	$560	$(353)	$913
Cumulative costs to date	$45,743	36,898	8,845
(1) Other amounts consist primarily of exit, relocation and other costs.

	Year ended December 31,
	2021
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$1,876	$1,732	$144
B&W Environmental segment	430	360	70
B&W Thermal segment	2,207	1,734	473
Corporate	356	213	143
	$4,869	$4,039	$830
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs.

	Year ended December 31,
	2020
(in thousands)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$5,926	$4,537	$1,389
B&W Environmental segment	745	293	452
B&W Thermal segment	4,725	1,962	2,763
Corporate	453	(52)	505
	$11,849	$6,740	$5,109
(1) Other amounts consist primarily of exit, relocation, COVID-19 related and other costs

Restructuring liabilities are included in Other accrued liabilities on the Company's Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$6,561	$8,146
Restructuring expense	560	4,869
Payments	(5,506)	(6,454)
Balance at end of period	$1,615	$6,561

The payments shown above for the years ended December 31, 2022 and 2021 relate primarily to severance. Accrued restructuring liabilities at December 31, 2022 and 2021 relate primarily to employee termination benefits.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the “U.S. Plan”), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan ceased. As of December 31, 2022, and 2021, approximately 72 and 73 hourly union employees continue to accrue benefits under the U.S. Plan for the respective years.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the “Canadian Plans”). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever is later. These and future employees will not be eligible to enroll in the defined benefit component of the Canadian Plans. In 2014, benefit accruals under certain hourly Canadian pension plans were ceased with an effective date of January 1, 2015. As part of the spin-off transaction, the Company split the Canadian defined benefit plans from BWXT, which was completed in 2017. The Company did not present these plans as multi-employer plans because its portion was separately identifiable, and the Company was able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

The Company also sponsors the Diamond Power Specialty Limited Retirement Benefits Plan (the “U.K. Plan”) through its subsidiary. Benefit accruals under this plan ceased to be effective November 30, 2015. The Company has accounted for the GMP equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years, ending December 31, 2033.

The Company does not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly paid employees are based on a flat benefit rate and years of service. The Company's funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued.

The Company makes available other benefits which include postretirement health care and life insurance benefits to certain salaried and union retirees based on their union contracts, and on a limited basis, to future retirees.

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$1,199,845	$1,284,019	$10,372	$11,802
Service cost	699	781	20	22
Interest cost	26,676	22,559	182	145
Plan participants’ contributions	—	—	125	155
Amendments	—	676	—	—
Actuarial gain	(249,945)	(28,815)	(1,353)	(153)
Foreign currency exchange rate changes	(4,413)	165	(82)	3
Benefits paid	(79,547)	(79,540)	(1,588)	(1,602)
Benefit obligation at end of period	$893,315	$1,199,845	$7,676	$10,372
Change in plan assets:
Fair value of plan assets at beginning of period	$1,037,235	$1,047,646	$—	$—
Actual return on plan assets	(184,570)	42,954	—	—
Employer contribution	3,713	26,158	1,463	1,447
Plan participants' contributions	—	—	125	155
Foreign currency exchange rate changes	(5,908)	17	—	—
Benefits paid	(79,547)	(79,540)	(1,588)	(1,602)
Fair value of plan assets at the end of period	770,923	1,037,235	—	—
Funded status	$(122,392)	$(162,610)	$(7,676)	$(10,372)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,118)	$(1,162)	$(1,162)	$(1,297)
Accumulated postretirement benefit obligation	—	—	(6,514)	(9,075)
Pension liability	(129,662)	(173,655)	—	—
Prepaid pension	8,388	12,207	—	—
Accrued benefit liability, net	$(122,392)	$(162,610)	$(7,676)	$(10,372)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$966	$1,146	$1,665	$2,355

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	856,546	1,141,706	—	—
Accumulated benefit obligation	856,546	1,141,706	7,676	10,372
Fair value of plan assets	725,767	966,889	—	—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	36,770	58,139	—	—
Accumulated benefit obligation	36,770	58,139	—	—
Fair value of plan assets	45,158	70,346	—	—

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2022	2021	2020	2022	2021	2020
Interest cost	$26,676	$22,559	$33,267	$182	$145	$288
Expected return on plan assets	(57,547)	(56,154)	(61,322)	—	—	—
Amortization of prior service cost (credit)	189	97	97	691	691	(1,084)
Recognized net actuarial (gain) loss	(6,365)	(15,327)	22,676	(1,354)	(153)	478
Benefit plans, net (1)	(37,047)	(48,825)	(5,282)	(481)	683	(318)
Service cost included in COS (2)	699	781	792	20	22	19
Net periodic benefit cost (benefit)	$(36,348)	$(48,044)	$(4,490)	$(461)	$705	$(299)
(1)    Benefit plans, net, which is presented separately in our Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in our Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial gain consists primarily of the Company's reported actuarial gain and the difference between the actual return on plan assets and the expected return on plan assets. Total net mark to market (“MTM”) adjustments for the Company's pension and other postretirement benefit plans were (gains) losses of $(7.7) million, $(15.5) million and $23.2 million in the years ended, December 31, 2022, 2021 and 2020, respectively. The recognized net actuarial (gain) loss was recorded in Benefit plans, net in the Company's Consolidated Statements of Operations.

Assumptions

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	5.35%	2.81%	2.50%	5.28%	2.50%	1.97%
Rate of compensation increase	0.06%	0.07%	0.08%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	2.88%	2.52%	3.23%	5.28%	2.50%	1.97%
Expected return on plan assets	5.90%	5.76%	6.63%	—	—	—
Rate of compensation increase	0.06%	0.07%	0.08%	—	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, the Company uses a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. The Company uses an expected return on plan assets assumption of 6% for the majority of our pension plan assets (approximately 94% of our total pension assets at December 31, 2022).

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

Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plans' overall investment objectives. The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the trust and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.

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

Domestic plans: The Company sponsors the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the “Master Trust”). For the years ended December 31, 2022 and 2021, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately (17.49)% and 4.25%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2022	2021
Asset category:
United States government securities	12%	17%
Corporate stocks	6%	8%
Venture capital	42%	40%
Hedge funds	27%	30%
Cash and accrued items	13%	5%
The target asset allocation for the Master Trust as of December 31, 2022 was 50% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 30% of equity and other investments. As of December 31, 2021, the target allocation was 50% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 30% of equity and other investments. The Company routinely reassesses the target asset allocation with a goal of better aligning the timing of expected cash flows from those assets to the anticipated timing of benefit payments.

Foreign plans: The Company sponsors various plans through certain of its foreign subsidiaries. These plans are the Canadian Plans and the U.K. Plan. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2022	2021
Asset category:
Commingled and mutual funds	24%	30%
Fixed income	72%	67%
Other	4%	3%
The target allocation for 2022 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset class:
United States equity	24%	3%
Global equity	26%	4%
Fixed income and other	50%	93%

Fair value of plan assets
See Note 24 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with Subtopic 820-10, Fair Value Measurement and Disclosures, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled “obligations and funded status”. The following is a summary of total investments of the Company's plans measured at fair value:

(in thousands)	Year ended December 31, 2022	Level 1	Level 2	Level 3
Commingled and mutual funds	$12,020	$—	$12,020	$—
United States government securities	83,948	83,948	—	—
Fixed income	53,258	13,191	32,548	7,519
Equity	41,313	41,137	—	176
Venture capital	250,344	—	—	250,344
Hedge fund	83,439	—	—	83,439
Cash and accrued items	$76,257	76,257	—	—
Investments measured at fair value	$600,579	$214,533	$44,568	$341,478
Investments measured at net asset value	171,441
Pending trades	(1,096)
Total pension and other postretirement benefit assets	$770,924

(in thousands)	Year ended December 31, 2021	Level 1	Level 2	Level 3
Commingled and mutual funds	$22,261	$—	$22,261	$—
United States government securities	167,328	167,328	—	—
Fixed income	65,370	15,196	47,309	2,865
Equity	80,299	74,888	5,243	168
Venture capital	236,730	—	—	236,730
Hedge fund	80,711	—	—	80,711
Cash and accrued items	30,130	30,130	—	—
Investments measured at fair value	$682,829	$287,542	$74,813	$320,474
Investments measured at net asset value	349,798
Pending trades	4,608
Total pension and other postretirement benefit assets	$1,037,235

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2023	$1,146	$1,033	$277	$152
Expected benefit payments (1):
2023	74,703	1,033	2,495	152
2024	73,971	932	2,504	141
2025	72,861	847	2,608	127
2026	71,658	767	2,674	120
2027	70,197	692	2,679	107
2028-2032	324,874	2,509	13,989	384
(1Pension benefit payments are made from their respective plan's trust.

The Company made contributions to its pension and other postretirement benefit plans totaling $5.2 million and $27.6 million during the years ended December 31, 2022 and 2021.

In accordance with the American Rescue Plan Act of 2021, the Company elected to defer $20.9 million of the estimated Pension Plan contribution payments of $45.6 million that would have been due during 2021. Contributions made during the year ended December 31, 2021 include $0.4 million of interest as required per the CARES Act that was signed into law on March 27, 2020.

Defined contribution plans

The Company provides benefits under The B&W Thrift Plan (the “Thrift Plan”). The Thrift Plan generally provides for matching employer contributions. Beginning in April 2020 and continuing through December 31, 2022, as part of the Company's response to the impact of the COVID-19 pandemic on its business, the Company suspended its 401(k) company match for U.S. employees. The Company resumed its employer contributions beginning in 2022 inclusive of a one-time profit sharing contribution for the 2021 plan year equal to 0.75% of eligible employees' base pay. Employer matching contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan totaled approximately $3.1 million, $0.0 million and $1.0 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Also, the Company's salaried Canadian employees are provided with a defined contribution plan. The amount charged to expense for employer contributions was approximately $0.3 million, $0.3 million and $0.3 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Multi-employer plans

One of the Company's subsidiaries in the B&W Thermal segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes the Company's contributions to multi-employer plans for the years covered by this report:

Pension Fund	EIN/PIN	Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
						2022	2021	2020
		2022	2021	2020		(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	Yellow	Yellow	Yes	$8.0	$16.6	$4.0	No	Described Below
All other						1.0	2.2	0.9
						$9.0	$18.8	$4.9
The Company's collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust (the “Boilermaker Plan”) is under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. The Company's contributions to the Boilermaker Plan constitute less than 5% of total contributions to the Boilermaker Plan. All other contributions expense for all periods included in this report represents multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 14 – 2021 SENIOR NOTES OFFERINGS

8.125% Senior Notes

During 2021, the Company completed sales of $151.2 million aggregate principal amount of its 8.125% senior notes due 2026 (“8.125% Senior Notes”) for net proceeds of approximately $146.6 million. In addition to the completed sales, the Company issued $35.0 million of Senior Notes bearing a per annum interest rate of 8.125% to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of its then existing Last Out Term Loan Tranche A-3. The interest is payable quarterly, in arrears, on January 31, April 30, July 31 and October 31 of each year, commencing on April 30, 2021. The 8.125% Senior Notes mature on February 28, 2026.

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which it may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with, have the same CUSIP number and are fungible with the initial 8.125% Senior Notes issuance in 2021.

During the year ended December 31, 2022, the Company sold $6.8 million aggregate principal of 8.125% per annum Senior Notes under the sales agreement described above for $6.7 million of net proceeds.

The 8.125% Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other existing and future senior unsecured and unsubordinated indebtedness.

6.50% Senior Notes.

During 2021, the Company completed sales of $151.4 million aggregate principal amount of its 6.50% senior notes due in 2026 (the “6.50% Senior Notes”) for net proceeds of approximately $145.8 million with an interest rate of 6.50% per annum. Interest on the 6.50% Senior Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and carry a maturity date of December 31, 2026.

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

The components of the Company's senior notes at December 31, 2022 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,026	$151,440	$344,466
Unamortized deferred financing costs	(4,126)	(5,299)	(9,425)
Unamortized premium	457	—	457
Net debt balance	$189,357	$146,141	$335,498

NOTE 15 – LAST OUT TERM LOANS

Effective with the new debt facilities the Company entered into on June 30, 2021, as described in Note 16 below, the Company has no remaining Last Out Term Loans and no further borrowings thereunder are available.

NOTE 16 – REVOLVING DEBT

Debt Facilities

On June 30, 2021, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of the Company's subsidiaries as guarantors, pursuant to which it is obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). In December 2022, the Company deposited $10.0 million with PNC for Letter of Credit collateral to enable MSD to reduce their collateral requirement by $10.0 million. The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes, including to backstop or replace certain letters of credit issued under our previous A&R Credit Agreement, dated as of May 14, 2020 (as amended, restated or otherwise modified from time to time), by and among the Company, as borrower, Bank of America, N.A., as administrative agent, the lenders and the other parties from time to time party thereto, which was repaid and commitments thereunder terminated as of June 30, 2021. The Revolving Credit Agreement matures on June 30, 2025. As of December 31, 2022, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $13.6 million of financial letters of credit and $100.8 million of performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3-month reserve-adjusted LIBOR rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3-month reserve-adjusted LIBOR plus 7.50%. Under the Letter of Credit Agreement, the

Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, the Company is required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing, with no prepayment fee payable thereafter.

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

On November 7, 2022 the Company executed an amendment to its Debt Documents with MSD which modified certain financial maintenance covenants for future periods beginning with fiscal quarters ending on December 31, 2022. The Fixed Charge Coverage Ratio was amended to 0.55:1.0 for the fiscal quarter ending December 31, 2022, 0.65 to 1.00 for the fiscal quarter ending March 31, 2023, 0.80 to 1.00 for the fiscal quarter ending June 30, 2023, 1.15 to 1.00 for the fiscal quarter ending September 30, 2023 and 1.25 to 1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The Senior Net Leverage Ratio was amended to 2.00 to 1.00 for the fiscal quarter ending December 31, 2022, 1.75 to 1.00 for the fiscal quarter ending March 31, 2023, 1.60 to 1.00 for the fiscal quarter ending June 30, 2023, and 1.50 to 1.00 for the fiscal quarter ending September 30, 2023 and thereafter. The amendment also establishes minimum cash flow covenants, as defined, for the fiscal quarter ending December 31, 2022 of $20.0 million and $25.0 million for the fiscal year 2023 and each fiscal year thereafter. In addition, the Company also executed an amendment to its Debt Documents with PNC which modified the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ending December 31, 2022, March 31, 2023 and June 30, 2023. The calculation of the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2023 and thereafter will revert to the original calculation as stated in the original Debt Documents. In addition, the interest rates applicable to the Reimbursement Agreement float at a rate per annum are equal to either (i) a base rate plus 9.0% or (ii) 1 or 3-month reserve-adjusted SOFR plus 10.0%.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of the Company's subsidiaries, primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Letter of Credit Agreement as of December 31, 2022 was $60.3 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $37.8 million as of December 31, 2022. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $67.5 million are subject to foreign currency revaluation.

The Company has also posted surety bonds to support contractual obligations to customers relating to certain contracts. The Company utilizes bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should the Company fail to perform its obligations under the applicable contracts. The Company, and certain of its subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of its contracting activity. As of December 31, 2022, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $320.6 million. The aggregate value of the letters of credit backstopping surety bonds was $14.1 million.
The Company's ability to obtain and maintain sufficient capacity under its new Debt Facilities is essential to enable it to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, the Company's ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of December 31, 2022, the Company's Denmark subsidiary has an unsecured interest-free loan of $0.8 million under a local government loan program related to COVID-19 that is payable May 2023. In addition, the Company had a $2.9 million loan payable related to financed insurance premiums payable April 2023 which is included in Current loans payable in the Company's Consolidated Balance Sheets.

B&W Solar has loans, primarily for vehicles and equipment, totaling $0.5 million at December 31, 2022. In addition, as disclosed within Note 10, the Company had approximately $13.3 million in Long Term Loans Payable which is net of debt issuance costs of $0.6 million, of which $0.6 million is classified as current, in finance liabilities as of December 31, 2022 in connection with their Sale-Leaseback financing transactions. These loans are included in Notes payable and Long-term loans payables in the Company's Consolidated Balance Sheets.

NOTE 17 – PREFERRED STOCK

In May 2021, the Company completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between the Company and B. Riley Securities, Inc.. At the closing, the Company issued to the public 4,444,700 shares of its Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by the Company's Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

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

On July 7, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer and to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock will have the same terms and have the same CUSIP number and be fungible with, the Preferred Stock issued during May 2021. As of December 31, 2022, the Company sold $7.7 million aggregate principal amount of Preferred Stock for $7.7 million net proceeds.

The Preferred Stock ranks, as to dividend rights and rights as to the distribution of assets upon the Company's liquidation, dissolution or winding-up: (1) senior to all classes or series of the Company's common stock and to all other capital stock issued by the Company expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of the Company's capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of the Company's capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all of the Company's existing and future indebtedness.

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

During 2022 and 2021, the Company's Board of Directors approved and paid dividends totaling $14.9 million and $9.1 million, respectively. There are no cumulative undeclared dividends of the Preferred Stock at December 31, 2022 and 2021.

NOTE 18 – COMMON STOCK

On February 12, 2021, the Company completed a public offering of its common stock pursuant to an underwriting agreement dated February 9, 2021, between the Company and B. Riley Securities, Inc., as representative of the several underwriters. At the closing, the Company issued to the public 29,487,180 shares of our common stock and received net proceeds of approximately $163.0 million after deducting underwriting discounts and commissions, but before expenses. The net proceeds of the offering were used to make a prepayment toward the balance outstanding under the Company's U.S. Revolving Credit Facility and to permanently reduce the commitments under our senior secured credit facilities.

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

NOTE 19 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Company's Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2022	2021	2020
Components associated with borrowings from:
Senior notes	$24,962	$13,273	$—
Last Out Term Loans - cash interest	—	4,349	6,140
Last Out Term Loans - equitized interest	—	—	13,450
U.S. Revolving Credit Facility	—	1,416	13,988
	24,962	19,038	33,578
Components associated with amortization or accretion of:
Revolving Credit Agreement	4,400	2,735	—
Senior notes	2,612	2,510	—
Last Out Term Loans - discount and financing fees	—	—	3,183
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	—	5,995	14,811
U.S. Revolving Credit Facility - deferred ticking fee for Amendment 16	—	—	1,660
	7,012	11,240	19,654

Components associated with interest from:
Lease liabilities	2,372	2,502	2,452
Other interest expense	10,637	6,613	4,112
	13,009	9,115	6,564

Total interest expense	$44,983	$39,393	$59,796

The following table provides a reconciliation of cash and cash equivalents and current and long-term restricted cash reporting within the Company's Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows:

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Held by foreign entities	$46,640	$42,070	$38,726
Held by U.S. entities	30,088	182,804	18,612
Cash and cash equivalents	76,728	224,874	57,338

Reinsurance reserve requirements	447	443	4,551
Restricted foreign accounts	—	—	2,869
Project indemnity collateral (1)	5,723
Bank guarantee collateral	2,072	997	2,665
Letters of credit collateral (2)	11,193	401	—
Hold-back for acquisition purchase price (3)	5,900	—	—
Escrow for long-term project (4)	11,397	—	—
Restricted cash and cash equivalents	36,732	1,841	10,085
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$113,460	$226,715	$67,423
(1) The Company paid an additional $5.7 million in January, 2022 for project indemnity collateral which is reflected in Current restricted cash on the Company's Consolidated Balance Sheets. The remainder of the letters of credit are reflected within Restricted cash and cash equivalents.

(2) The Company paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash on the Company's Consolidated Balance Sheets. The remainder of the letters of credit are reflected within Restricted cash and cash equivalents.
(3) The purchase price for Fossil Power Systems ("FPS") was $59.2 million, including a hold-back of $5.9 million which is included in Current restricted cash and cash equivalents and Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. The hold-back is being held in escrow for potential payment of up to the maximum amount twelve months from the February 1, 2022 date of acquisition if the conditions are met.
(4) On December 15, 2021, the Company entered into an agreement to place $11.4 million in an escrow account as security to ensure project performance. On April 30, 2023, $2.5 million of the total amount held in escrow will be reclassified from Long-Term restricted cash to Current restricted cash in anticipation of the initial payment on April 20, 2024. The remaining amount of $8.9 million will be reclassified from Long-term restricted cash to Current restricted cash on September 30, 2024, with a scheduled final settlement on September 30, 2025.

The following cash activity is presented as a supplement to the Company's Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax payments, net	$7,950	$4,991	$6,960

Interest payments - 8.125% Senior Notes due 2026	15,365	10,451	—
Interest payments - 6.50% Senior Notes due 2026	10,308	—	—
Interest payments on our U.S. Revolving Credit Facility	—	5,979	11,675
Interest payments on our Last Out Term Loans	—	3,804	6,140
Total cash paid for interest	$25,673	$20,234	$17,815

NOTE 20– STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2022. The following table summarizes activity for outstanding stock options for the year ended December 31, 2022:

(share data in thousands)	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	288	$121.59
Granted	—	—
Exercised	—	—
Cancelled/expired/forfeited	(1)	41.70
Outstanding at end of period	287	$121.70	3.34	$103.0
Exercisable at end of period	287	$121.70	3.34	$103.0

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of the Company's common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of the Company's common stock.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2022 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	1,804	$5.79
Granted	1,248	7.71
Vested	(1,027)	7.74
Cancelled/forfeited	(131)	5.94
Non-vested at end of period	1,894	$7.15

As of December 31, 2022, total compensation expense not yet recognized related to non-vested restricted stock units was $10.3 million and the weighted-average period in which the expense is expected to be recognized is 2.75 years.

Restricted stock units with Market Conditions

In July 2022, the Company granted market-based RSUs to certain members of management. The target number of market-based RSUs granted was 960. The RSUs will vest if the Company's closing stock price, on the New York Stock Exchange (NYSE), is equal to or higher than the Stock Price Goal of $12.00 per share during the performance period, which expires on the 5th anniversary of the Grant Date. The $6.70 grant date fair value per market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the derived service period using cost of equity as the drift rate in the simulation for estimating the dividend service period and is not reversed if the market condition is not met.

The Company used the following assumptions to determine the fair value of the restricted stock units with market conditions as of December 31, 2022:

Year ended December 31,
2022
Risk free interest rate	2.7%
Volatility	59.0%
Cost of equity	17.4%
Performance period	5 years
Derived service period	0.78 years

Restricted stock units with market conditions activity for the year ended December 31, 2022 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	—	$—
Granted	960	6.70
Exercised	(75)
Cancelled/forfeited	(25)	—
Non-vested at end of period	860	$6.70

As of December 31, 2022, the total unrecognized compensation charge related to these RSU’s is approximately $2.5 million, which is expected to be recognized in fiscal 2023.

Stock Appreciation Rights

In December 2018, the Company granted stock appreciation rights to certain employees (“Employee SARs”) and to a non-employee related party, BRPI Executive Consulting, LLC (“Non-employee SARs”). The Employee SARs and Non-employee

SARs both expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, the Employee SARs and Non-employee SARs may be exercised within 10 business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs were issued under the Fourth Amended and Restated 2015 LTIP, and Non-employee SARs were issued under a Non-employee SARs agreement. The liability method was used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

The Company used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Risk-free interest rate	4.00%	1.44%
Expected volatility	59%	53%
Expected life in years	5.65	6.49
Suboptimal exercise factor	2.0x	2.0x

In making these assumptions, the Company based estimated volatility on the historical returns of the Company's stock price and selected guideline companies. The Company based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The Company relied upon a suboptimal exercise factor, representing the ratio of the base price to the stock price at the time of exercise, to account for potential early exercise prior to the expiration of the contractual term. With consideration to the executive level of the SARs holders, a suboptimal exercise multiple of 2.0x was selected. Subject to vesting conditions, should the stock price achieve a value of 2.0x above the base price, we assume the holders will exercise prior to the expiration of the contractual term of the SARs. The expected term for the SARs is an output of the Company's valuation model in estimating the time period that the SARs are expected to remain unexercised. The Company's valuation model assumes the holders will exercise their SARs prior to the expiration of the contractual term of the SARs.

As of December 31, 2022, the SARS are fully vested and their total intrinsic value is $4.8 million.

NOTE 21 – PROVISION FOR INCOME TAXES

Income (loss) before income taxes includes the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
United States	$(6,563)	$30,655	$(65,591)
Other than the United States	(8,958)	(1,341)	61,673
(Loss) income before income tax expense	$(15,521)	$29,314	$(3,918)

Significant components of the provision for income taxes are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal (1)	740	$1,760	$(21)
State	166	(141)	246
Foreign	5,566	4,649	3,737
Total current provision	6,472	6,268	3,962
Deferred:
Federal (2)	164	(103)	1,084
State (3) (4)	5,629	(8,772)	—
Foreign	(1,202)	383	3,133
Total deferred provision	4,591	(8,492)	4,217
Provision for income taxes	$11,063	$(2,224)	$8,179
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
(4) The 2022 amount is primarily attributable to deferred tax expense associated with nontaxable mark-to-market pension gains in certain states where temporary deductible benefits are expected to be recovered, changes in enacted statutory income tax rates, and changes in apportionment relating to project mix.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision (benefit) for income taxes.

The sources and tax effects of the differences are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax benefit at federal statutory rate	$(3,259)	$6,156	$(823)
State and local income taxes	985	1,054	346
Foreign rate differential	313	132	2,422
Intra-entity debt restructuring (1)	—	—	2,908
Deferred taxes - change in tax rate	1,217	(564)	8,512
Non-deductible (non-taxable) items	330	(122)	1,963
Tax credits	185	(34)	(2,939)
Valuation allowances	14,131	(13,136)	(17,498)
Luxembourg impairment of investments	—	—	(30,603)
Effect of DPMH sale	—	(1,090)	—
Expired credits	1,691	—	—
Unrecognized tax benefits	10	150	37,387
Withholding taxes	1,382	3,881	1,416
Change in indefinite reinvestment assertion	163	(15)	1,084
Disallowed interest deductions	—	1,010	11,155
Return to provision and prior year true-up	(7,544)	556	(7,855)
Other	(58)	(202)	704
Babcock & Wilcox Solar goodwill impairment	1,517	—	—
Income tax expense (benefit)	$11,063	$(2,224)	$8,179
(1) The 2020 amount reflects a restructuring of intercompany debt that resulted in the reduction of certain foreign net operating loss carryforwards.

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Pension liability	$28,644	$41,520
Other accruals	8,596	10,683
Long-term contracts	1,246	—
Net operating loss carryforward	405,640	401,750
State net operating loss carry forward	20,668	23,705
Interest limitation carryforward	49,871	41,104
Foreign tax credit carryforward	3,608	5,381
Other tax credits	3,477	5,336
Lease liability	14,596	15,455
Capitalized R&D	845	—
Other	7,401	4,810
Total deferred tax assets	$544,592	$549,744
Valuation allowance for deferred tax assets	(521,137)	(512,803)
Total deferred tax assets, net	$23,455	$36,941

Deferred tax liabilities:
Property, plant and equipment	$268	$1,653
Right of use assets	13,421	14,574
Long-term contracts	—	7,045
Unremitted earnings	1,232	1,069
Intangibles	18,588	13,999
Total deferred tax liabilities	33,509	38,340
Net deferred tax liabilities	$(10,054)	$(1,399)

At December 31, 2022, the Company has foreign net operating loss ("NOL") carryforward deferred tax assets ("DTAs") of approximately $356.8 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOL carryforwards, $184.5 million do not expire. The remaining foreign NOLs will expire between 2023 and 2039.

As December 31, 2022, the Company has U.S. federal NOL carryforward DTAs of approximately $48.9 million. Of this amount, $20.0 million will expire in 2036 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under Code Section 382. Approximately $24.7 million of our U.S. federal NOL carryforward is not subject to the Code Section 382 limitation.

At December 31, 2022, the Company has state NOL carryforward DTAs of $20.7 million available to offset future taxable income in various jurisdictions. Of this amount, $20.3 million will expire between 2023 and 2042.

At December 31, 2022, the Company has foreign tax credit carryforwards of $3.6 million. These carryforwards will expire between 2023 and 2026.

At December 31, 2022, the Company has valuation allowances of $521.1 million for deferred tax assets, which we expect will not be realized, through carry-backs, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2022, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$(512,803)	$(536,251)
Charges to costs and expenses	(14,131)	13,136
Charges to other accounts	5,797	10,312
Balance at end of period	$(521,137)	$(512,803)

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

Undistributed earnings of certain foreign subsidiaries amounted to approximately $180.4 million. The Company no longer intends to assert indefinite reinvestment with respect to withholding taxes of $1.2 million that could be assessed on the repatriation of $12.4 million in undistributed earnings. The Company continues to assert indefinite reinvestment in the remaining $168.0 million of existing earnings that are not expected to be distributed in the future. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to various foreign countries. The Company expects to take the 100% dividends received deduction to offset any US federal taxable income on the undistributed earnings. Withholding taxes of approximately $2.1 million would be payable upon remittance of these previously unremitted earnings.

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

Below is a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	$36,448	$39,013	$1,229
Increases based on tax positions taken in the current year	—	—	37,900
Increases based on tax positions taken in prior years	1,829	242	—
Decreases based on tax positions taken in prior years	—	—	(29)
Decreases due to settlements with tax authorities	—	—	—
Decreases due to lapse of applicable statute of limitation	—	—	(87)
CTA/Translation	(2,052)	(2,807)	—
Balance at end of period	$36,225	$36,448	$39,013

Unrecognized tax benefits of $3.0 million would, if recognized, impact the effective tax rate. The remaining balance of unrecognized tax benefits relates to deferred tax assets that, if recognized, would require a full valuation allowance. It is not expected that the amount of unrecognized tax benefits will change significantly during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Tax years 2015 through 2021 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. We do not have any returns under examination for years prior to 2014.

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

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (the “Plaintiff”) filed a derivative and class action complaint against certain of the Company’s directors (current and former), executives and significant stockholders (collectively, “the Defendants”) and the Company (as a nominal defendant). The action was filed in the Delaware Court of Chancery (“the Court”) and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF (the “Stockholder Litigation”). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions.

On June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. That settlement agreement includes (i) certain corporate governance changes that the Company is willing to implement in the future, (ii) a total payment of $9.5 million, and (iii) other customary terms and conditions. All attorney’s fees, administration costs, and expenses associated with the settlement of this matter will be deducted from the total payment amount, other than the cost of notice, which will be borne by the Company. Of the total settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The remaining $4.75 million of the total settlement amount, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to the Company from insurance proceeds and the contribution of certain other parties to the Stockholder Litigation to settle the derivative claims asserted by Plaintiff on behalf of the Company. The proposed settlement would resolve all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued and reflected in Other accrued liabilities on the Company's Consolidated Balance Sheets at December 31, 2022. The Court has scheduled a hearing on July 10, 2023 to consider final approval of the settlement.

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

NOTE 23 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended of 2022, 2021, and 2020 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2019	$5,743	$(3,817)	$1,926
Other comprehensive income (loss) before reclassifications	(53,318)	—	(53,318)
Reclassified from AOCI to net income (loss)	—	(998)	(998)
Net other comprehensive (loss) income	(53,318)	(998)	(54,316)
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive loss before reclassifications	(3,412)	676	(2,736)
Reclassified from AOCI to net income (loss)	(4,512)	816	(3,696)
Net other comprehensive (loss) income	(7,924)	1,492	(6,432)
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive income (loss) before reclassifications	(14,834)	—	(14,834)
Reclassified from AOCI to net income (loss)	—	870	870
Net other comprehensive income (loss)	(14,834)	870	(13,964)
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2022	2021	2020
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$4,512	$—
Pension and post retirement adjustments, net of tax	Benefit plans, net	(870)	(816)	998
	Net (loss) income	$(870)	$3,696	$998

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

(in thousands)
Available-for-sale securities	December 31, 2022	Level 1	Level 2
Corporate notes and bonds	$4,154	$4,154	$—
Mutual funds	612	—	612
United States Government and agency securities	4,023	4,023	—
Total fair value of available-for-sale securities	$8,789	$8,177	$612

(in thousands)
Available-for-sale securities	December 31, 2021	Level 1	Level 2
Corporate notes and bonds	$9,477	$9,477	$—
Mutual funds	714	—	714
United States Government and agency securities	2,017	2,017	—
Total fair value of available-for-sale securities	$12,208	$11,494	$714

Available-For-Sale Debt Securities

Our investments in available-for-sale debt securities are presented in Other assets on our Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 14 above for a discussion of our recent offerings of senior notes. The fair value of the senior notes is based on readily available quoted market prices as of December 31, 2022.

(in thousands)	December 31, 2022
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('"BWSN")	$193,026	$185,923
6.50% Senior Notes due 2026 ("BWNB")	$151,440	$125,029

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•Cash and cash equivalents and current and long-term restricted cash and cash equivalents. The carrying amounts that we have reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents and current and long-term restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
•Revolving Debt. The Company bases the fair values of debt instruments on quoted market prices. Where quoted prices are not available, the Company bases the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Company's Revolving Debt approximated its carrying value at December 31, 2022.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.
•Contingent consideration: In connection with the Babcock & Wilcox Solar, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0.0 million and $10.0 million. The Company used the Monte Carlo simulation method to calculate the value of the contingent consideration and it was determined that the value of the liability should be zero as of December 31, 2022. As such, the Company removed $9.6 million from Other current liabilities in the Company's Consolidated Balance Sheets and recorded a reduction of Selling, General and Administrative expense of $9.6 million on the Company's Consolidated Statements of Operations. The fair value measurement of the contingent consideration related to the Babcock & Wilcox Solar acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the markets. The Company evaluates the fair value of contingent consideration and the corresponding liability each reporting period using an option pricing framework. The Company estimates projections during the earn-out period and volatility within the option pricing model captures variability in the potential pay-out. The analysis considers a discount rate applicable to the underlying projections and the risk of the Company paying the future liability.

NOTE 25 – RELATED PARTY TRANSACTIONS

The Company believes its transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns 30.8% of our outstanding common stock as of December 31, 2022.

B. Riley currently has the right to nominate one member of the Company’s board of directors pursuant to the investor rights agreement the Company entered into with B. Riley on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of the Company’s equity securities. The services of the Company’s Chief Executive Officer are provided by B. Riley pursuant to a consulting agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, which was entered on November 19, 2018 and amended on November 9, 2020. The agreement provides for Mr. Kenny Young to serve as the Company’s Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC.

B. Riley was a party to the Last Out Term Loans under our prior A&R Credit Agreement, as described in Note 15. Total fees associated with B. Riley related to the Last Out Term Loans and services of Mr. Kenny Young, both as described above, were $2.0 million, $0.8 million and $7.4 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

On November 13, 2020 the Company entered into an agreement with B. Riley Principal Merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were sold in January 2021 for which the Company recognized net proceeds of $4.5 million.

The public offering of the Company's 8.125% Senior Notes in February 2021, as described in Note 14, was conducted pursuant to an underwriting agreement dated February 10, 2021, between the Company and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, the Company paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction cost related to the 8.125% Senior Notes offering.

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

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which it may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 14. As of December 31, 2022, we paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction costs related to the offering.

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

On May 26, 2021, the Company completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 17, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, the Company issued 2,916,880 shares of the Company’s 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 17.

On June 30, 2021, the Company entered into new Debt Facilities, as described in Note 16. In connection with the Company’s entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as describe in Note 16. Under a fee letter with B. Riley, the Company shall pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

On July 7, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $76 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 17. As of December 31, 2022, the Company paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

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

On December 28, 2021, the Company received a notice that the underwriters of the 6.50% Senior Notes had elected to exercise its overallotment option for an additional $11.4 million in aggregate principal amount of the Senior Notes. At the closing date on December 30, 2021, the Company paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes overallotment.

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

NOTE 26 – ACQUISITIONS, ASSETS HELD FOR SALE, DIVESTITURES AND DISCONTINUED OPERATIONS

Acquisitions

Babcock & Wilcox Solar (Formerly known as Fosler Construction Company, Inc.)

On September 30, 2021, the Company acquired a 60% controlling ownership stake in Illinois-based solar energy contractor Babcock & Wilcox Solar Energy, Inc. (“Babcock & Wilcox Solar”). Babcock & Wilcox Solar was formerly known as Fosler Construction, Company, Inc. ("Fosler") and on October 14, 2022, the Company changed the name of Fosler to Babcock & Wilcox Solar Energy, Inc ("Babcock & Wilcox Solar"). Babcock & Wilcox Solar provides commercial, industrial and utility-scale solar services and owns two community solar projects in Illinois that are being developed under the Illinois Solar for All program. Babcock & Wilcox Solar was founded in 1998 with a track record of successfully completing solar projects profitably with union labor while aligning its model with a growing number of renewable project incentives in the U.S. the Company believes Babcock & Wilcox Solar is positioned to capitalize on the high-growth solar market in the U.S. and that the acquisition aligns with B&W’s aggressive growth and expansion of the Company's clean and renewable energy businesses. Babcock & Wilcox Solar is reported as part of the Company's B&W Renewable segment, and operates under the name Babcock & Wilcox Solar, a Babcock & Wilcox company.

The total fair value of consideration for the acquisition was $36.0 million, including $27.2 million in cash plus $8.8 million in estimated fair value of the contingent consideration arrangement. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of targeted revenue thresholds for the year ended December 31, 2022. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement was between $0.0 million and $10.0 million. The Company used the Monte Carlo simulation method to calculate the value of the contingent consideration and it was determined that the value of the liability should be zero at December 31, 2022. See Note 24 for more details.

The Company estimated fair values primarily using the discounted cash flow method at September 30, 2021 for the preliminary allocation of consideration to the assets acquired and liabilities assumed during the measurement period and up to September 30, 2022 when the purchase price allocation was finalized. During the first nine months of 2022, the Company recorded an increase in goodwill of $14.4 million resulting from the initial recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals as preliminary measurement period adjustments, as described in Note 5.

During the year ended December 31, 2022, four additional Babcock & Wilcox Solar projects became loss contracts, as such, the Company recorded $13.2 million in net losses from changes in the estimated costs to complete the thirteen Babcock & Wilcox Solar loss contracts. The Company has submitted insurance claims to recover a portion of these losses as of December 31, 2022. See Note 5 for more details.

On September 24, 2022, the Company acquired the remaining 40% ownership stake in Babcock & Wilcox Solar for $12.7 million. In addition to the transfer of the remaining ownership stake, the settlement and share transfer agreement released all parties from the aforementioned contingent consideration arrangement, as well as other claims known as of the effective date of the agreement. The Company will make payments of $3.0 million, $5.0 million, and $4.7 million on January 16, 2023, June 30, 2023, and January 15, 2024, respectively, for a present value of $12.1 million at December 31, 2022. The Company has recorded the payments due within one year in the Other accrued liabilities caption and the payment due during a period longer than one year within the Other non-current liabilities caption in the Company’s Consolidated Balance Sheet. As a result of the agreement, the Company removed the remaining non-controlling interest balance of $20.7 million from the Consolidated Balance Sheet and recorded an increase to Capital in Excess of Par Value for the $8.6 million difference.

During the quarter ended September 30, 2022, the Company identified certain factors, including the acquisition of the remaining 40% ownership stake in Babcock & Wilcox Solar., which contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment and resulted in a goodwill impairment charge at Babcock & Wilcox Solar of $7.2 million. See Note 8 for more details.

Babcock & Wilcox Renewable Service A/S

On November 30, 2021, the Company acquired 100% ownership of Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S (“VODA”) through its wholly-owned subsidiary, B&W PGG Luxembourg Finance SARL, for approximately $32.9 million. Babcock & Wilcox Renewable Service A/S, a Denmark-based multi-brand aftermarket parts and services provider, focusing on energy-producing incineration plants including waste-to-energy, biomass-to-energy or other fuels, providing service, engineering services, spare parts as well as general outage support and management. Babcock & Wilcox Renewable Service A/S has extensive experience in incineration technology, boiler and pressure parts, SRO, automation, and performance optimization. Babcock & Wilcox Renewable Service A/S is reported as part of the Company's B&W Renewable segment and is included in the B&W Renewable Services product line.

The Company finalized the fair values during 2022 primarily using the discounted cash flow method for the assets acquired and liabilities assumed.

Fossil Power Systems

On February 1, 2022, the Company acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.2 million. The consideration paid for FPS included a hold-back of $5.9 million, payable twelve months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Company's Consolidated Balance Sheets in Restricted cash and cash equivalents and other accrued liabilities.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including igniters, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the Company's B&W Thermal segment.

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

Purchase Price Allocations

The purchase price allocation to assets acquired and liabilities assumed in the acquisitions are detailed in following tables. Specific to the Babcock & Wilcox Solar acquisition, the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed is based on estimated fair values at September 30, 2021, and was finalized at September 30, 2022. Specific to the Babcock & Wilcox Renewable Service A/S acquisition, the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed is based on estimated fair values at November 30, 2021, and was finalized at November 30, 2022. The following tables summarize the purchase price allocation to assets acquired and liabilities assumed:

	Babcock & Wilcox Solar
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments(3)	Final Allocation
Accounts receivable	$1,904	$121	$2,025
Contracts in progress	1,363	9,433	10,796
Other current assets	1,137	(304)	833
Property, plant and equipment	9,527	(7,860)	1,667
Goodwill(1) (4)	43,230	19,447	62,677
Investment in subsidiary	—	8,784	8,784
Other assets	17,497	(4,600)	12,897
Right of use assets	1,093	—	1,093
Debt	(7,625)	—	(7,625)
Current liabilities(4)	(5,073)	(15,364)	(20,437)
Advance billings on contracts	(1,557)	238	(1,319)
Non-current lease liabilities	(1,730)	—	(1,730)
Other non-current liabilities	(4,112)	(5,566)	(9,678)
Non-controlling interest(2)(3)	(22,262)	(1,734)	(23,996)
Net acquisition cost	$33,392	$2,595	$35,987
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Babcock & Wilcox Solar acquisition, goodwill represents Babcock & Wilcox Solar's ability to significantly expand EPC and O&M services among new customers across the U.S. by leveraging B&W's access to capital and geographic reach.
(2) The fair value of the non-controlling interest was derived based on the fair value of the 60% controlling interest acquired by B&W. The transaction price paid by B&W reflects a Level 2 input involving an observable transaction involving an ownership interest in Babcock & Wilcox Solar. Also, as described above, a portion of the purchase consideration relates to the contingent consideration.
(3) The Company's purchase price allocation changed due to additional information and further analysis.
(4) The Company's goodwill and current liabilities adjustments increased $14.1 million, primarily due to additional accrued liabilities recognized attributable to the Babcock & Wilcox Solar projects described in Note 5.

	Babcock & Wilcox Renewable Service A/S
(in thousands)	Initial Allocation of Consideration	Measurement Period Adjustments(2)	Final Allocation
Cash	$4,737	$—	$4,737
Accounts receivable	5,654	—	5,654
Contracts in progress	258	—	258
Other current assets	825	—	825
Property, plant and equipment	253	—	253
Goodwill(1)	17,176	(61)	17,115
Other assets	14,321	—	14,321
Right of use assets	433	—	433
Current liabilities	(5,181)	—	(5,181)
Advance billings on contracts	(2,036)	—	(2,036)
Non-current lease liabilities	(302)	—	(302)
Other non-current liabilities	(3,264)	—	(3,264)
Net acquisition cost	$32,874	$(61)	$32,813
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Babcock & Wilcox Renewable Service A/S acquisition, goodwill represents Babcock & Wilcox Renewable Service A/S's ability to significantly expand within the aftermarket parts and services industries by leveraging B&W's access to capital and existing platform within the renewable service market. Goodwill is not expected to be deductible for U.S federal income tax purposes.
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
.
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
(2) The Company's preliminary purchase price allocation changed due to additional information and further analysis.

Intangible assets are included in other assets above and consists of the following:

	Babcock & Wilcox Solar (1)		Babcock & Wilcox Renewable Service A/S (1)
(in thousands)	Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$9,400	12 years	$13,855	11 years
Tradename	—	—	228	3 years
Backlog	3,100	5 months	—	—
Total intangible assets(1)	$12,500		$14,083

	Fossil Power Systems (2)		Optimus Industries (2)
	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$20,451	9 years	2,100	10 years
Tradename	787	14 years	220	3 years
Patented Technology	578	12 years	—	—
Unpatented Technology	3,276	12 years	—	—
Total intangible assets(1)	$25,092		$2,320
(1) The Company's preliminary purchase price allocation is final as of December 31, 2022.
(2) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

For the twelve-month period ended December 31, 2022, costs of $1.0 million were incurred related to the acquisitions of Babcock & Wilcox Solar, Babcock & Wilcox Renewable Service A/S, Fossil Power Systems, and Optimus Industries were recorded as a component of its operating expenses in the Consolidated Statements of Operations.

Divestitures

On June 30, 2022 the Company sold development rights related to a future solar project for $8.0 million. In conjunction with the sale, the Company recognized a $6.2 million gain on sale and recorded an $7.2 million receivable within Accounts receivable – other in the Company's Consolidated Balance Sheet. During the 6 months ended December 31, 2022, the Company received $2.5 million of proceeds from the sale.

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

NOTE 27 – NEW ACCOUNTING STANDARDS

Recently adopted accounting standards:

The Company adopted the following accounting standard during the year ended December 31, 2022:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The impact of this standard on the Company's Consolidated Financial Statements was immaterial.

New accounting standards to be adopted:

The Company considers the applicability and impact of all issued ASUs. Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period. New accounting standards not yet adopted that could affect the Company's Consolidated Financial Statements in the future are summarized as follows:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The amendment in this update is effective for public business entities in January 2023; all other entities have an additional year to adopt. Early adoption is permitted; however, if the new guidance is adopted in an interim period, it is required to be applied retrospectively to all business combinations within the year of adoption. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of the new standard on our consolidated financial statements and related disclosures will depend on the nature and magnitude of future acquisitions.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on the Company's trade receivables, contracts in progress, and potentially its impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of both standards on its Consolidated Financial Statements which is not expected to be material.

Note 28 - Subsequent Events

On March 14, 2023, the Company, with certain subsidiaries of the Company as guarantors, certain lenders from time to time party to the Revolving Credit Agreement, and PNC, as administrative agent and swing loan lender to the Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, as amended (the “Amended Revolving Credit Agreement”), entered into the Second Amendment, Waiver and Consent to the Amended Revolving Credit Agreement (the “Second Amended Revolving Credit Agreement”). The Second Amended Revolving Credit Agreement amends the terms of the Amended Revolving Credit Agreement to (i) waive the senior net leverage ratio test for purposes of enacting a Permitted Restricted Payment on Preferred Shares (each as defined in the Second Amended Revolving Credit Agreement) to be made on March 31, 2023; and (ii) replace the use of LIBOR with Term SOFR throughout.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

On February 2, 2022, we acquired 100% controlling ownership Fossil Power Systems and on February 28, 2022, we acquired 100% ownership of Optimus Industries, as described in Note 26 of the Consolidated Financial Statements in Part I of this report. In accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our internal control over financial reporting scope in the year of acquisition we excluded the acquired businesses from management’s report on internal control over financial reporting.

Management, with the participation of our principal executive and financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance as to its effectiveness and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Based on our assessment, management has concluded that B&W's internal control over financial reporting was effective at the reasonable assurance level described above as of December 31, 2022.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in Item 9A below, under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that some of our team members are working remotely in response to the COVID-19 pandemic. In addition, during 2022, the Company continued to outsource certain support functions to external service providers of which some were still in transition as of December 31, 2022. We are continually monitoring and assessing these situations on our internal controls to ensure their operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.

As described in Item 9A above, management excluded from its assessment the internal control over financial reporting at Fossil Power Systems and Optimus Industries, which were acquired on February 2, 2022, and February 28, 2022, respectively, and whose financial statements constitute approximately 11% of total assets and 7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at these acquired entities.

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

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

March 16, 2023

Item 9B. Other Information
As discussed in Note 28 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, the Company entered into the Second Amended Revolving Credit Agreement on March 14, 2023, which amended the terms of the Amended Revolving Credit Agreement to (i) waive the senior net leverage ratio test for purposes of enacting a Permitted Restricted Payment on Preferred Shares (each as defined in the Second Amended Revolving Credit Agreement) to be made on March 31, 2023; and (ii) replace the use of LIBOR with Term SOFR throughout.

The Company paid an amendment fee of $25,000 to PNC in consideration of the Second Amended Revolving Credit Agreement. Certain of the lenders, as well as certain of their respective affiliates, have performed and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses. The foregoing description is qualified in its entirety by the complete text of the Amended Revolving Credit Agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.78.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for our 2022 Annual Meeting of Stockholders. The information required by this item with respect to compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement for our 2023 Annual Meeting of Stockholders. The information required by this item with respect to the Audit Committee and Audit and Finance Committee financial experts is incorporated by reference to the material appearing in the “Director Independence” and “Audit and Finance Committee” sections under the heading “Corporate Governance –Board of Directors and Its Committees” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2023, are as follows:

Name	Age	Position
Kenneth Young	59	Chairman and Chief Executive Officer
Louis Salamone	76	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Jimmy B. Morgan	54	Executive Vice President and Chief Operating Officer
John J. Dziewisz	57	Executive Vice President, General Counsel and Corporate Secretary
Joe Buckler	46	Senior Vice President, Clean Energy
Chris Riker	40	Senior Vice President, Thermal

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

Jimmy B. Morgan has served as Chief Operating Officer of The Babcock & Wilcox Company since August 2020 and was additionally named Executive Vice President on January 1, 2022. . He has also served as Managing Director of our Babcock & Wilcox Vølund subsidiary since March 2020. Previously, Mr. Morgan served as our Senior Vice President, Babcock & Wilcox from January 2019 to August 2020. From December 2016 until January 2019, Mr. Morgan served as Senior Vice President, Renewable, with responsibility for the company’s Babcock & Wilcox Vølund subsidiary and for Babcock & Wilcox’s operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President of Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

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

Joe Buckler has served as our Senior Vice President, Clean Energy since August 2022 with responsibility for the Company's ClimateBright portfolio, B&W Renewable Service and B&W's environmental and emissions control solutions. Prior to that, he served as Senior Vice President, Sales and Business Development with responsibility for growth of the Company's three business segments. From July 2019 to January 2019, as Vice President, Service Products, Joe held responsibility for all technical and commercial aspects of the Company's Service business. He first joined the Company in 2002 in the Engineering group after serving as Product Engineer for Sonoco Products Company.

Chris Riker has served as Senior Vice President, Thermal since August 2022 with responsibility for the Company's global thermal energy business. He has also served as Senior Vice President, Global Parts and Service from 2018 to 2022, where he led the Company's worldwide parts and services business, and Vice President, Industrial Steam Generation from 2016 to 2018 where he had responsibility over the Company's package boiler, pulp and paper and petrochemical businesses. . Prior to that, he led the B&W's Finance organization for B&W's former Global Services segment after serving as Controller for Babcock & Wilcox's Diamond Power International, Inc. subsidiary. Chris first joined Babcock & Wilcox in the role of Manager of Internal Audit in 2010 after serving as a consultant with KPMG, LLP.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2022:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	1,722
Weighted-average exercise price of outstanding options and rights	$6.78
Number of securities remaining available for future issuance	2,642

The other information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2023” in the Proxy Statement for our 2023 Annual Meeting of Stockholders.

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

10.17
Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Power, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

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

10.67	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.68	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.69	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.70	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.71	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.72
Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.73	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.74	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.75	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.76	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed on Form 10-Q/A (File No. 001-36876).

10.77	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-Q/A (File No. 001-36876)..

10.78	Amendment No. 2 to Reimbursement, Guaranty and Security Agreement, dated as of November 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-Q/A, filed herein.

10.79	Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement, dated as of March 14, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed herein.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$11,828	$17,222
Charges to costs and expenses	187	262
Deductions	(583)	(4,207)
Currency translation adjustments and other	(600)	(1,449)
Balance at end of period	$10,832	$11,828

Inventory Reserves

	Year ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$6,534	$7,078
Charges to costs and expenses	533	(655)
Deductions	38	14
Currency translation adjustments and other	122	97
Balance at end of period	$7,227	$6,534

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 16, 2023	By:	/s/ Kenneth M. Young
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

March 16, 2023