Form 10-Q
period 2023-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2023-05-10
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at May 8, 2023 was 88,752,057.
2

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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of global macroeconomic conditions, including inflation and volatility in the capital markets; the impact of the ongoing conflict in Ukraine; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Babcock & Wilcox Solar Energy, Inc. ("Babcock & Wilcox Solar", "B&W Solar"), formerly known as Fosler Construction Company Inc. and/or Fosler, Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S ("VODA"), Fossil Power Systems, Inc. ("FPS"), Optimus Industries, LLC ("Optimus") and certain assets of Hamon Research-Cottrell, Inc. ("Hamon"); our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; delays initiated by our customers; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the impact of COVID-19 or other similar global health crises, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 16, 2023.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenues	$257,247	$204,049
Costs and expenses:
Cost of operations	203,771	163,060
Selling, general and administrative expenses	51,945	43,044
Advisory fees and settlement costs	(2,463)	3,935
Restructuring activities	384	94
Research and development costs	1,308	719
Loss (gain) on asset disposals, net	941	(20)
Total costs and expenses	255,886	210,832
Operating income (loss)	1,361	(6,783)
Other (expense) income:
Interest expense	(12,662)	(11,267)
Interest income	113	117
Benefit plans, net	(109)	7,452
Foreign exchange	(461)	3,085
Other expense – net	(227)	(58)
Total other expense, net	(13,346)	(671)
Loss before income tax expense	(11,985)	(7,454)
Income tax expense	490	1,230
Net loss	(12,475)	(8,684)
Net (income) loss attributable to non-controlling interest	(21)	420
Net loss attributable to stockholders	(12,496)	(8,264)
Less: Dividend on Series A preferred stock	3,715	3,715
Net loss attributable to stockholders of common stock	$(16,211)	$(11,979)

Basic loss per share	$(0.18)	$(0.14)
Diluted loss per share	$(0.18)	(0.14)

Shares used in the computation of loss per share:
Basic	88,733	87,992
Diluted	88,733	87,992

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(12,475)	$(8,684)
Other comprehensive income (loss):
Currency translation adjustments ("CTA")	4,592	(4,285)

Benefit obligations:
Pension and post retirement adjustments, net of tax	223	593

Other comprehensive income ( loss)	4,815	(3,692)
Total comprehensive loss	(7,660)	(12,376)
Comprehensive income attributable to non-controlling interest	14	461
Comprehensive loss attributable to stockholders	$(7,646)	$(11,915)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$62,760	$76,728
Current restricted cash and cash equivalents	6,911	15,335
Accounts receivable – trade, net	173,763	162,461
Accounts receivable – other	37,977	38,510
Contracts in progress	163,916	134,939
Inventories, net	109,739	102,637
Other current assets	30,418	27,002
Total current assets	585,484	557,612
Net property, plant and equipment, and finance leases	84,412	86,363
Goodwill	157,259	156,993
Intangible assets, net	58,830	60,293
Right-of-use assets	28,160	29,438
Long-term restricted cash	21,397	21,397
Other assets	32,878	30,559
Total assets	$968,420	$942,655

Accounts payable	$169,154	$139,159
Accrued employee benefits	12,259	12,533
Advance billings on contracts	137,225	133,429
Accrued warranty expense	9,901	9,568
Financing lease liabilities	1,221	1,180
Operating lease liabilities	3,831	3,595
Other accrued liabilities	72,510	68,244
Loans payable	4,273	4,291
Total current liabilities	410,374	371,999
Senior notes	335,986	335,498
Long term loans payable	11,395	13,197
Pension and other postretirement benefit liabilities	135,641	136,176
Non-current finance lease liabilities	27,155	27,482
Non-current operating lease liabilities	25,678	26,583
Deferred tax liability	9,767	10,054
Other non-current liabilities	22,630	23,755
Total liabilities	978,626	944,744
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both March 31, 2023 and December 31, 2022	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 88,745 and 88,700 at March 31, 2023 and December 31, 2022, respectively	5,139	5,138
Capital in excess of par value	1,540,982	1,537,625
Treasury stock at cost, 1,880 and 1,868 shares at March 31, 2023 and December 31, 2022, respectively	(113,817)	(113,753)
Accumulated deficit	(1,375,086)	(1,358,875)
Accumulated other comprehensive loss	(67,971)	(72,786)
Stockholders' deficit attributable to shareholders	(10,676)	(2,574)
Non-controlling interest	470	485
Total stockholders' deficit	(10,206)	(2,089)
Total liabilities and stockholders' deficit	$968,420	$942,655

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,765	(221)	—	—	—	1,545
Dividends to preferred shareholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Preferred stock, net	—	—	—	—	(92)	—	—	—	—	(92)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(12,475)	$(8,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	5,365	6,202
Amortization of deferred financing costs and debt discount	1,388	834
Amortization of guaranty fee	231	231
Non-cash operating lease expense	566	1,174
Loss on asset disposals	941	—
Benefit from deferred income taxes	(1,870)	(689)
Prior service cost amortization for pension and postretirement plans	223	593
Stock-based compensation	3,357	1,766
Foreign exchange	461	(3,085)
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	(5,522)	(28,694)
Contracts in progress	(29,042)	(13,334)
Advance billings on contracts	3,581	27,532
Inventories, net	(7,594)	(2,996)
Income taxes	2,055	(7,009)
Accounts payable	29,639	11,297
Accrued and other current liabilities	2,682	(11,290)
Accrued contract loss	(665)	4,274
Pension liabilities, accrued postretirement benefits and employee benefits	(4,328)	(10,048)
Other, net	(1,874)	(10,073)
Net cash used in operating activities:	(12,881)	(41,999)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,208)	(1,004)
Acquisition of business, net of cash acquired	—	(64,914)
Purchases of available-for-sale securities	(2,021)	(1,125)
Sales and maturities of available-for-sale securities	2,072	1,674
Other, net	—	(15)
Net cash used in investing activities	(2,157)	(65,384)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from financing activities:
Issuance of senior notes	8	2,016
Borrowings on loan payable	—	1,342
Repayments on loan payable	(1,658)	(31)
Finance lease payments	(286)	(747)
Payment of preferred stock dividends	(3,715)	(3,715)
Shares of common stock returned to treasury stock	(64)	(221)
Debt issuance costs	(139)	(119)
Other, net		(93)
Net cash used in financing activities	(5,854)	(1,568)
Effects of exchange rate changes on cash	(1,500)	(794)
Net decrease in cash, cash equivalents and restricted cash	(22,392)	(109,745)
Cash, cash equivalents and restricted cash at beginning of period	113,460	226,715
Cash, cash equivalents and restricted cash at end of period	$91,068	$116,970

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,760	$108,137
Current restricted cash	6,911	8,833
Long-term restricted cash	21,397	—
Total cash, cash equivalents and restricted cash at end of period	$91,068	$116,970

Supplemental Cash flow information:
Income taxes paid, net	1,551	471
Interest paid	6,382	6,709
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

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
Market Update

The COVID-19 pandemic has continued to create challenges for the Company in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. The Company is continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supplying its customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of the Company's common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net loss attributable to stockholders of common stock	$(16,211)	$(11,979)

Weighted average shares used to calculate diluted earnings (loss) per share	88,733	87,992

Basic (loss) earnings per share	$(0.18)	$(0.14)
Diluted (loss) earnings per share	$(0.18)	$(0.14)

Because the Company incurred a net loss in the three-month periods ended March 31, 2023 and March 31, 2022, basic and diluted shares are the same.

If the Company had net income in the three months ended March 31, 2023 and March 31, 2022, diluted shares would include an additional 0.4 million and 0.9 million shares, respectively.

The Company excluded 2.2 million and 0.4 million shares related to stock options from the diluted share calculation for the three-month periods ended March 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.
NOTE 3 – SEGMENT REPORTING

The Company's operations are assessed based on three reportable market-facing segments as part of its strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders with improved visibility into its renewable and environmental growth platforms. The Company's three reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacement of fossil fuels, while recovering metals and reducing emissions. To date, we have installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, we have installed more than 100MW of clean solar production.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products ready for commercial demonstration.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

An analysis of the Company's operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues:
B&W Renewable segment
B&W Renewable	$49,132	$19,711
B&W Renewable Services	16,310	8,288
Vølund	18,681	16,336
B&W Solar	15,989	23,626
	100,112	67,961
B&W Environmental segment
B&W Environmental	20,361	18,185
SPIG	16,605	12,060
GMAB	2,474	4,703
	39,440	34,948
B&W Thermal segment
B&W Thermal	119,236	102,239
	119,236	102,239

Eliminations	(1,541)	(1,099)
Total Revenues	$257,247	$204,049

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Three Months Ended March 31,
(in thousands)	2023	2022
B&W Renewable segment - Adjusted EBITDA	$4,940	$1,955
B&W Environmental segment - Adjusted EBITDA	1,906	1,439
B&W Thermal segment - Adjusted EBITDA	13,733	14,154
Corporate	(5,080)	(4,373)
R&D expenses	(1,307)	(655)
Interest Expense	(14,429)	(12,324)
Depreciation & Amortization	(5,365)	(6,202)
Benefit Plans, net	(109)	7,452
Gain on sales, net	(937)	20
Settlement and related legal costs	3,009	(2,528)
Advisory fees for settlement costs and liquidity planning	(546)	(1,032)
Stock Compensation	(3,227)	(1,319)
Restructuring expense and business services transition	(960)	(2,688)
Acquisition pursuit and related costs	(134)	(843)
Product Development	(1,370)	(852)
Foreign exchange	(461)	3,085
Financial advisory services	—	—
Contract Disposal	(1,387)	(875)
Inventory step-up price adjustment	—	(1,745)
Other Net	(261)	(123)
Loss before income tax expense	(11,985)	(7,454)

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

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 25% and 19% of the Company's revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 75% and 81% of the Company's revenue for the three months ended March 31, 2023 and 2022, respectively.

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Contract assets as of March 31, 2023 include approximately $6.1 million for change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. The Company believes that these amounts are collectible and recoverable under the applicable contracts.

Transaction prices for the Company’s contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on legal advice, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue, typically on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in the Company’s favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.

As of March 31, 2023, the Company included approximately $7.0 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. For the comparable period of March 31, 2022, the Company did not report material unapproved change orders. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of March 31, 2023, these change orders and/or claims primarily related to certain projects in the Company’s B&W Renewable segment and include amounts related to the B&W Solar business. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.

Refer to Note 3 for the Company's disaggregation of revenue by product line.

Contract Balances

The following represents the components of the Company's Contracts in progress and Advance billings on contracts included in its Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$74,112	$79,421	$(5,309)	(7)%
Revenues recognized less billings to customers	89,804	55,518	34,286	62%
Contracts in progress	$163,916	$134,939	$28,977	21%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$94,808	$113,643	$(18,835)	(17)%
Costs of revenue recognized less cost incurred	42,417	19,786	22,631	114%
Advance billings on contracts	$137,225	$133,429	$3,796	3%

Net contract balance	$26,691	$1,510	$25,181	1,668%

Accrued contract losses	$3,315	$3,032	$283	9%

Backlog

On March 31, 2023 the Company had $662.9 million of remaining performance obligations, which the Company also refers to as total backlog. The Company expects to recognize approximately 77.7%, 18.1% and 4.2% of its remaining performance obligations as revenue in 2023, 2024 and thereafter, respectively.

Changes in Contract Estimates

During each of the three-month periods ended March 31, 2023 and 2022, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$6,225	$3,341
Decreases in gross profit for changes in estimates for over time contracts	(5,753)	(2,862)
Net changes in gross profit for changes in estimates for over time contracts	$472	$479

B&W Renewable Projects

During 2022, the Company determined that its B&W Solar reporting unit had nine projects located in the United States that existed at the time B&W Solar (formerly Fosler) was acquired on September 30, 2021 which generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As a result, the Company recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments, which was finalized as of September 30, 2022. The Company has submitted insurance claims to recover a portion of these losses as of March 31, 2023. During 2022, four additional B&W Solar projects became loss contracts, as such, the Company recorded $13.2 million in net losses from changes in the estimated costs to complete the thirteen B&W Solar loss contracts. During the three months ended March 31, 2023, one additional B&W Solar project became a loss contract. The related loss incurred during the quarter was immaterial to the Company's consolidated financial statements.
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials and supplies	$91,668	$87,554
Work in progress	3,917	2,518
Finished goods	14,154	12,565
Total inventories	$109,739	$102,637

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Land	$2,498	$2,481
Buildings	34,062	35,326
Machinery and equipment	154,919	153,939
Property under construction	13,133	11,410
	204,612	203,156
Less accumulated depreciation	144,036	141,145
Net property, plant and equipment	60,576	62,011
Finance leases	30,549	30,549
Less finance lease accumulated amortization	6,713	6,197
Net property, plant and equipment, and finance lease	$84,412	$86,363

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2023:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Goodwill	$139,248	$79,825	$69,587	$288,660
Accumulated impairment losses	$(57,189)	(74,478)	—	(131,667)
Balance at December 31, 2022	$82,059	$5,347	$69,587	$156,993
Currency translation adjustments	77	32	157	266
Balance at March 31, 2023	$82,136	$5,379	$69,744	$157,259

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified during our quarterly triggering event assessment for the quarter ended March 31, 2023.

NOTE 8 – INTANGIBLE ASSETS

The Company's intangible assets are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Definite-lived intangible assets(1)
Customer relationships	$68,191	$68,164
Unpatented technology	18,260	18,208
Patented technology	3,622	3,635
Tradename	13,516	13,441
Acquired backlog	3,100	3,100
All other	9,998	9,653
Gross value of definite-lived intangible assets	116,687	116,201
Customer relationships amortization	(27,465)	(26,198)
Unpatented technology amortization	(10,463)	(10,013)
Patented technology amortization	(2,927)	(2,891)
Tradename amortization	(6,341)	(6,154)
Acquired backlog	(3,100)	(3,100)
All other amortization	(9,091)	(9,082)
Accumulated amortization	(59,387)	(57,438)
Net definite-lived intangible assets	$57,300	$58,763
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$58,830	$60,293
(1) The Company finalized the purchase price allocation for the B & W Solar and B & W Renewable Service A/S acquisition on September 30, 2022 and November 30, 2022, respectively. The purchase price allocations for FPS and Optimus were finalized on of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments during the year ended December 31, 2022.

The following summarizes the changes in the carrying amount of intangible assets, net:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$60,293	$43,795
Business acquisitions and adjustments(1) (2)	—	25,092
Amortization expense	(1,949)	(2,978)
Currency translation adjustments	486	(457)
Balance at end of the period	$58,830	$65,452
(1) During the quarter ended March 31, 2022 the Company was still in the process of completing the purchase price allocation associated with the Fosler Construction, VODA, Fossil Power and Optimus Industries acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions were subject to change.
(2) The purchase price allocations for FPS and Optimus were finalized on of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments during the year ended December 31, 2022.

Amortization of intangible assets is included in Cost of operations and SG&A in the Company's Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense as of March 31, 2023 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2023	6,020
Year ending December 31, 2024	7,955
Year ending December 31, 2025	7,158
Year ending December 31, 2026	6,010
Year ending December 31, 2027	5,352
Year ending December 31, 2028	5,352
Thereafter	19,453

NOTE 9 – ACCRUED WARRANTY EXPENSE
The Company may offer assurance type warranties on products and services that it sells. Changes in the carrying amount of accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$9,568	$12,925
Additions	1,901	1,300
Expirations and other changes	(1,358)	(1,467)
Payments	(253)	(193)
Translation and other	43	(692)
Balance at end of period	$9,901	$11,873

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

NOTE 10 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges (benefits) in each of the three months ended March 31, 2023 and 2022. The charges (benefits) primarily consist of legal fees and costs related to actions taken as part of the Company’s ongoing strategic, market-focused organizational and re-branding initiative.

The following tables summarizes the restructuring activity incurred by segment:

	Three Months Ended March 31,			Three Months Ended March 31,
	2023			2022
(in thousands)	Total	Severance and related costs (benefit)	Other (1)	Total	Severance and related costs (benefit)	Other(1)
B&W Renewable segment	$(89)	$(89)	$—	$(193)	$(229)	$36
B&W Environmental segment	20	1	19	69	10	59
B&W Thermal segment	3	3	—	198	50	148
Corporate	450	—	450	20	—	20
	$384	$(85)	$469	$94	$(169)	$263
Cumulative costs to date	$46,127	36,813	9,314
(1) Other amounts consist primarily of relocation and other costs that are not considered as severance.

Restructuring liabilities are included in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,615	$6,561
Restructuring (benefit) expense	384	94
Payments	37	(749)
Balance at end of period	$2,036	$5,906

The payments shown above for the three months ended March 31, 2023 and 2022 relate primarily to severance costs. Accrued restructuring liabilities at March 31, 2023 and 2022 relate primarily to employee termination benefits.

NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net (loss) income are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Interest cost	$11,489	$6,664	$92	$49
Expected return on plan assets	(11,697)	(14,366)	—	—
Amortization of prior service cost	52	28	173	173
Benefit plans, net (1)	(156)	(7,674)	265	222
Service cost included in COS (2)	144	201	4	5
Net periodic benefit cost (benefit)	$(12)	$(7,473)	$269	$227
(1)    Benefit plans, net, which is presented separately in the Company's Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Company's Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no mark-to-market ("MTM") adjustments for the Company's pension and other postretirement benefit plans during the three months ended March 31, 2023 and 2022.

The Company made contributions to its pension and other postretirement benefit plans totaling $0.3 million during the three months ended March 31, 2023 as compared to $0.4 million during the three months ended March 31, 2022.

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

The components of the Company's senior notes at March 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(3,883)	(5,027)	(8,910)
Unamortized premium	421	—	421
Net debt balance	$189,573	$146,413	$335,986

Revolving Debt

On June 30, 2021, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of the Company's subsidiaries as guarantors, pursuant to which it is obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of March 31, 2023, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $13.7 million of financial letters of credit and $93.2 million of performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted Secured Overnight Financing Rate ("SOFR") rate plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted SOFR plus 7.50%. Under the Letter of Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, the Company is required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, the Company is required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. The Company is permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter.

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

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, a current ratio of not less than 1.25 to 1.00, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately. The Company entered into an amendment to the Revolving Credit Agreement on May 9, 2023 which allowed the Company to exclude certain acquisition related expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining the Company's compliance with certain financial covenants thereunder. Accordingly, as of March 31, 2023 in light of the amendment to the Revolving Credit Agreement, the Company remained in compliance with all financial covenants.

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

On November 7, 2022 the Company executed an amendment to its Debt Documents with MSD which modified certain financial maintenance covenants for future periods beginning with fiscal quarters ending on December 31, 2022. The Fixed Charge Coverage Ratio was amended to 0.55:1.0 for the fiscal quarter ending December 31, 2022, 0.65 to 1.00 for the fiscal quarter ending March 31, 2023, 0.80 to 1.00 for the fiscal quarter ending June 30, 2023, 1.15 to 1.00 for the fiscal quarter ending September 30, 2023 and 1.25 to 1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The Senior Net Leverage Ratio was amended to 2.00 to 1.00 for the fiscal quarter ending December 31, 2022, 1.75 to 1.00 for the fiscal quarter ending March 31, 2023, 1.60 to 1.00 for the fiscal quarter ending June 30, 2023, and 1.50 to 1.00 for the fiscal quarter ending September 30, 2023 and thereafter. The amendment also establishes minimum cash flow covenants, as defined, for the fiscal quarter ending December 31, 2022 of $20.0 million and $25.0 million for the fiscal year 2023 and each fiscal year thereafter. In addition, the Company also executed an amendment to its Debt Documents with PNC which modified the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ending December 31, 2022, March 31, 2023 and June 30, 2023. The calculation of the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2023 and thereafter will revert to the original calculation as stated in the original Debt Documents. In addition, the interest rates applicable to the Reimbursement Agreement float at a rate per annum are equal to either (i) a base rate plus 9.0% or (ii) 1 or 3-month reserve-adjusted SOFR plus 10.0%. In December 2022, the Company also deposited $10.0 million with PNC for Letter of Credit collateral to enable MSD to reduce their collateral requirement by $10.0 million.

On March 14, 2023, the Company, with certain subsidiaries of the Company as guarantors, certain lenders from time to time party to the Revolving Credit Agreement, and PNC, as administrative agent and swing loan lender to the Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, as amended (the “Amended Revolving Credit Agreement”), entered into the Second Amendment, Waiver and Consent to the Amended Revolving Credit Agreement (the “Second Amended Revolving Credit Agreement”). The Second Amended Revolving Credit Agreement amends the terms of the Amended Revolving Credit Agreement to (i) waive the senior net leverage ratio test for purposes of enacting a Permitted Restricted Payment on Preferred Shares (each as defined in the Second Amended Revolving Credit Agreement) to be made on March 31, 2023; and (ii) replace the use of LIBOR with Term SOFR throughout.

On May 9, 2023 the Company further amended the Amended Revolving Credit Agreement. See Note 23 for further details.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of the Company's subsidiaries, primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Company's Letter of Credit Agreement as of March 31, 2023 was $53.0 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $32.4 million as of March 31, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $68.4 million are subject to foreign currency revaluation.

The Company has also posted surety bonds to support contractual obligations to customers relating to certain contracts. The Company utilizes bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should the Company fail to perform its obligations under its applicable contracts. The Company, and certain of its subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of its contracting activity. As of March 31, 2023, bonds issued and outstanding under these arrangements in support of its contracts totaled approximately $341.7 million. The aggregate value of the letters of credit backstopping surety bonds was $14.2 million.
The Company's ability to obtain and maintain sufficient capacity under its current Debt Facilities is essential to allow it to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, the Company's ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of March 31, 2023, the Company had Loans payable of $15.7 million, net of debt issuance costs of $0.6 million, of which $4.3 million is classified as current and $11.4 million as long term loans payable on the Company's Consolidated Balance Sheet. Included in these amounts, the company had approximately $13.1 million, net of debt issuance costs of $0.6 million, related to sale-leaseback financing transactions.

NOTE 13 – PREFERRED STOCK

In May 2021, the Company completed a public offering of its 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between the Company and B. Riley Securities, Inc. At the closing, the Company issued to the public 4,444,700 shares of its Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts, commissions but before expenses. The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by the Company's Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrear~~s.~~

The Preferred Stock ranks, as to dividend rights and rights as to the distribution of assets upon the Company's liquidation, dissolution or winding-up: (1) senior to all classes or series of the Company's common stock and to all other capital stock issued by it expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of the Company's capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of the Company's capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all of the Company's existing and future indebtedness.

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. The Company will pay cumulative cash dividends on the Preferred Stock when, and if, declared by its Board of Directors, only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Preferred Stock declared by the Company's Board of Directors will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

During the three months ending March 31, 2023, the Company's Board of Directors approved dividends totaling $3.7 million for holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at March 31, 2023.

NOTE 14 – COMMON STOCK

On May 19, 2022, the stockholders of the Company, upon the recommendation of the Company’s Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The Plan Amendment became effective upon such stockholder approval. The Plan Amendment increased the total number of shares of the Company’s common stock authorized for award grants under the 2021 Plan from 1,250,000 shares to 5,250,000 shares. The 2021 Plan replaced the Company’s Amended and Restated 2015 Long-Term Incentive Plan. In addition to the 5,250,000 shares available for award grant purposes under the 2021 Plan as described above, any shares of Company common stock underlying any outstanding award granted under the 2015 Plan that, following May 20, 2021, expires, or is terminated, surrendered, or forfeited for any reason without issuance of such shares shall also be available for the grant of new awards under the 2021 Plan.

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Company's Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2023	2022
Components associated with borrowings from:
Senior notes	$6,328	$6,216
Components associated with amortization or accretion of:
Revolving Credit Agreement	984	1,060
Senior notes	619	643
	1,603	1,703

Components associated with interest from:
Lease liabilities	724	708
Other interest expense	4,007	2,640
	4,731	3,348

Total interest expense	$12,662	$11,267

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2023	December 31, 2022
Held by foreign entities	$39,095	$46,640
Held by U.S. entities	23,665	30,088
Cash and cash equivalents	62,760	76,728

Reinsurance reserve requirements	506	447
Project indemnity collateral (1)	—	5,723
Bank guarantee collateral	2,107	2,072
Letters of credit collateral (2)	11,196	11,193
Hold-back for acquisition purchase price (3)	3,102	5,900
Escrow for long-term project (4)	11,397	11,397
Current and Long-term restricted cash and cash equivalents	28,308	36,732
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$91,068	$113,460
(1) The Company released $5.7 million in project indemnity restricted cash collateral for a letter of credit agreement during the first quarter of 2023.
(2) The Company paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash on the Company's Consolidated Balance Sheets. The remainder of the letters of credit are reflected within Restricted cash and cash equivalents.
(3) The purchase price for Fossil Power Systems ("FPS") was $59.2 million, and included an initial hold-back of $5.9 million which was included in Current restricted cash and cash equivalents and Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2023, the initial payment was made in the amount of $2.8 million and the remainder is being held in escrow for potential payment of up to the maximum amount twenty-four months from the February 1, 2022 date of acquisition if the conditions are met.
(4) On December 15, 2021, the Company entered into an agreement to place $11.4 million in an escrow account as security to ensure project performance. On April 30, 2023, $2.5 million of the total amount held in escrow will be reclassified from Long-Term restricted cash to Current restricted cash in anticipation of the initial payment on April 20, 2024. The remaining amount of $8.9 million will be reclassified from Long-term restricted cash to Current restricted cash on September 30, 2024, with a scheduled final settlement on September 30, 2025.

The following cash activity is presented as a supplement to the Company's Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax payments, net	$1,551	$471

Interest payments - 8.125% Senior Notes due 2026	$3,921	$3,783
Interest payments - 6.50% Senior Notes due 2026	2,461	2,926
Total cash paid for interest	$6,382	$6,709

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2023, income tax expense was $0.5 million, resulting in an effective tax rate of (4.1)%. In the three months ended March 31, 2022, income tax expense was $1.2 million, resulting in an effective tax rate of (16.5)%.

The Company's effective tax rate for the three months ended March 31, 2023 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. The Company has unfavorable discrete items of $0.2 million for the three months ended March 31, 2023, which primarily represent withholding taxes. The Company had unfavorable discrete items of $0.4 million for the three months ended March 31, 2022, which primarily represented withholding taxes.

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

On June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. That settlement agreement includes (i) certain corporate governance changes that the Company is willing to implement in the future, (ii) a total payment of $9.5 million, and (iii) other customary terms and conditions. All attorney’s fees, administration costs, and expenses associated with the settlement of this matter will be deducted from the total payment amount, other than the cost of notice, which will be borne by the Company. Of the total settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The remaining $4.75 million of the total settlement amount, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to the Company from insurance proceeds and the contribution of certain other parties to the Stockholder Litigation to settle the derivative claims asserted by Plaintiff on behalf of the Company. The proposed settlement, which remains subject to court approval, would resolve all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued and reflected in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets at March 31, 2023. The Company has also accrued a probable loss recovery related to settlement proceeds of $3.4 million in Other Accounts Receivable on the Company's Condensed Consolidated Balance Sheets and in Advisory fees and settlement costs in the Company's Condensed Consolidated Statements of Operations at March 31, 2023. The Court has scheduled a hearing on July 10, 2023 to consider final approval of the settlement.

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

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first, second and third quarters of 2023 and 2022 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	223	4,815
Net other comprehensive (loss) income	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net (loss) income	—	593	593
Net other comprehensive (loss) income	(4,285)	593	(3,692)
Balance at March 31, 2022	$(59,784)	$(2,730)	$(62,514)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2023	2022
Pension and post retirement adjustments, net of tax	Benefit plans, net	223	593
	Net Income (Loss)	$223	$593

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

(in thousands)
Available-for-sale securities	March 31, 2023	Level 1	Level 2
Corporate notes and bonds	$4,203	$4,203	$—
Mutual funds	633	—	633
United States Government and agency securities	4,108	4,108	—
Total fair value of available-for-sale securities	$8,944	$8,311	$633

(in thousands)
Available-for-sale securities	December 31, 2022	Level 1	Level 2
Corporate notes and bonds	$4,154	$4,154	$—
Mutual funds	612	—	612
United States Government and agency securities	4,023	4,023	—
Total fair value of available-for-sale securities	$8,789	$8,177	$612

Available-For-Sale Securities

The Company's investments in available-for-sale securities are presented in Other assets on its Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above for a discussion of the Company's senior notes. The fair value of the senior notes is based on readily available quoted market prices as of March 31, 2023.

(in thousands)	March 31, 2023
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$193,035	$190,178
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$131,268

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
•Revolving Debt. The Company bases the fair values of debt instruments on quoted market prices. Where quoted prices are not available, the Company bases the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Company's Revolving Debt approximated their carrying value at March 31, 2023.
•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company believes transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.8% of the Company's outstanding common stock as of March 31, 2023.

On July 20, 2022, BRF Investments, LLC, an affiliate of B. Riley, a related party exercised 1,541,666.7 warrants to purchase 1,541,666 shares of the Company's common stock at a price per share of $0.01 pursuant to the terms of the warrant agreement between the Company and B. Riley dated July 23, 2019.

On July 28, 2022, the Company participated in the sale process of Hamon Holdings Corporation ("Hamon") for which B. Riley Securities, Inc., a related party to the Company, has been engaged as Hamon’s investment banker and to serve as advisor to Hamon through a Chapter 11 363 Asset Sale of Hamon’s entire United States business or potential carve-out of any of its four main subsidiaries. The Company was the successful bidder for the assets of one of those subsidiaries, Hamon Research-Cottrell, Inc. a major provider of air pollution control technology, for approximately $2.9 million.

The Company entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as its Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

As described in Note 17, on June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. Of the total $9.5 million settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and customary settlement costs and expenses, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued at March 31, 2023.

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

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 12. As of March 31, 2023, the Company paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering of which $0.1 million has been paid for the three months ended March 31, 2023.

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

On July 7, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $76.0 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 13. As of March 31, 2023, the Company paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

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

NOTE 21 – ACQUISITIONS AND DIVESTITURES

Acquisitions
Fossil Power Systems

On February 1, 2022, the Company acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.2 million. The consideration paid for FPS included a hold-back of $5.9 million, payable twenty-four months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Company's Condensed Consolidated Balance Sheets in Restricted cash and cash equivalents and other accrued liabilities. Of the $5.9 million hold-back, $2.8 million was paid during the quarter ended March 31, 2023.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the Company's B&W Thermal segment.

The Company finalized the fair values during the quarter primarily using the discounted cash flow method for the assets acquired and liabilities assumed.

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

The Company finalized the fair values during the quarter primarily using the discounted cash flow method for the assets acquired and liabilities assumed.

Hamon Holdings Corporation Industries

On July 28, 2022, the Company acquired certain assets of Hamon Holdings Corporation ("Hamon Holdings") through a competitive sale process, in connection with B. Riley Securities, Inc., a related party to the Company, had been engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. B&W was the successful bidder for certain assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., ("Hamon") a major provider of air pollution control technology, for approximately $2.9 million.

Purchase Price Allocations

The purchase price allocation to assets acquired and liabilities assumed in the acquisitions of Fossil Power Systems and Optimus Industries are detailed in following tables.

	Fossil Power Systems
(in thousands)	Estimated Acquisition Date Fair Value	Measurement Period Adjustments	Final Allocation(2)
Cash	$1,869	$—	$1,869
Accounts receivable	2,624	—	2,624
Contracts in progress	370	—	370
Other current assets	3,228	—	3,228
Property, plant and equipment, net	178	—	178
Goodwill(1)	35,392	270	35,662
Other assets	25,092	—	25,092
Right of use assets	1,115	—	1,115
Current liabilities	(1,792)	(18)	(1,810)
Advance billings on contracts	(645)	—	(645)
Non-current lease liabilities	(989)	—	(989)
Non-current liabilities	(7,384)	(106)	(7,490)
Net acquisition cost	$59,058	$146	$59,204
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the FPS acquisition, goodwill represents
FPS's ability to significantly expand services among new customers by leveraging cross-selling opportunities and recognizing general cost synergies.
(2) The Company's purchase price allocation was final as of March 31, 2023.

	Optimus Industries
(in thousands)	Estimated Acquisition Date Fair Value	Measurement Period Adjustments	Final Allocation(2)
Cash	$5,338	$—	$5,338
Accounts receivable	5,165	—	5,165
Contracts in progress	2,598	—	2,598
Other current assets	2,115	—	2,115
Property, plant and equipment, net	2,441	5,178	7,619
Goodwill(1)	11,081	(7,274)	3,807
Other assets	12	2,319	2,331
Right of use assets	94	11	105
Current liabilities	(4,240)	—	(4,240)
Advance billings on contracts	(3,779)	—	(3,779)
Non-current lease liabilities	(2)	—	(2)
Non-current liabilities	(1,858)	—	(1,858)
Net acquisition cost	$18,965	$234	$19,199
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Optimus Industries acquisition, goodwill represents Optimus Industries ability to significantly expand future customer relationships which are not in place today and recognize general cost synergies.
(2) The Company's purchase price allocation was final as of March 31, 2023.

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

Divestitures

On June 30, 2022 the Company sold development rights related to a future solar project for $8.0 million. In conjunction with the sale, the Company recognized a $6.2 million gain on sale. The Company recorded $4.7 million in outstanding receivables related to the transaction within Accounts receivable – other in the Company's Condensed Consolidated Balance Sheets at March 31, 2023.

NOTE 22 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company adopted the following accounting standard during the first three months of 2023:

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for doubtful accounts on the Company's trade receivables, contracts in progress, and potentially its impairment model for available-for-sale debt securities (to the extent we have any upon adoption). For public, smaller reporting companies, this standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of adopting this standard on the Company's Consolidated Financial Statements was immaterial.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The amendment in this update is effective for public business entities in January 2023; all other entities have an additional year to adopt. Early adoption is permitted; however, if the new guidance is adopted in an interim period, it is required to be applied retrospectively to all business combinations within the year of adoption. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of adopting this standard on the Company's Consolidated Financial Statements was immaterial.

There were no new accounting standards not yet adopted that during the quarter ended March 31, 2023.

NOTE 23 – SUBSEQUENT EVENTS

On May 9, 2023 the Company entered into Amendment No. 3 to the Revolving Credit Agreement which allowed the Company to exclude certain expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining the Company’s compliance with certain financial covenants thereunder.

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

First Quarter 2023 Update

Management continues to adapt to macroeconomic conditions, including rising inflation, higher interest rates, foreign exchange rate fluctuations and the impact of the ongoing conflict in Ukraine and the COVID-19 pandemic, all of which impacted the Company during the first three months of 2023. The COVID-19 pandemic has continued to create challenges for us in countries that have significant outbreak mitigation strategies, namely, countries in our Asia-Pacific region, which led to temporary project postponements and has continued to impact results in this region. Additionally, the Company has experienced negative impacts to its global supply chains as a result of COVID-19, the war in Ukraine, Russia-related supply chain shortages and other factors, including disruptions to the manufacturing, supply, distribution, transportation and delivery of its products. The Company has also observed significant delays and disruptions of its service providers and negative impacts to pricing of certain of its products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

BUSINESS OVERVIEW

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation and replacement of fossil fuels, while recovering metals and reducing emissions. To date, the Company has installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, the Company has installed more than 100MW of clean solar production.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products ready for commercial demonstration.
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

On July 28, 2022, the Company acquired certain assets of Hamon Holdings Corporation ("Hamon Holdings") through a competitive sale process, in connection with B. Riley Securities, Inc., a related party to the Company, had been engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. B&W was the successful bidder for certain assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., ("Hamon") a major provider of air pollution control technology, for approximately $2.9 million.

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

Net (Loss) Income

Net (loss) Income consists primarily of operating income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans.

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

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Revenues:
B&W Renewable segment	$100,112	$67,961	$32,151
B&W Environmental segment	39,440	34,948	4,492
B&W Thermal segment	119,236	102,239	16,997
Eliminations	(1,541)	(1,099)	(442)
	$257,247	$204,049	$53,198

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
B&W Renewable segment - Adjusted EBITDA	$4,940	$1,955	$2,985
B&W Environmental segment - Adjusted EBITDA	1,906	1,439	467
B&W Thermal segment - Adjusted EBITDA	13,733	14,154	(421)
Corporate	(5,080)	(4,373)	(707)
Research and development costs	(1,307)	(655)	(652)
	$14,192	$12,520	$1,672

Three Months Ended March 31, 2023 and 2022

Revenues increased by $53.2 million to $257.2 million in the three months ended March 31, 2023 as compared to $204.0 million in the three months ended March 31, 2022. The increase is primarily attributable to higher volumes in our Renewable segment due to B&W Renewable Services and our project-based business, higher overall volume in our

Environmental segment and due to Thermal segment volume increasing due to Optimus Industries and a higher level of construction activity. Segment specific changes are discussed in further detail in the sections below.

Net (loss) income decreased by $3.8 million to $(12.5) million in the three months ended March 31, 2023 as compared to net (loss)/income of $(8.7) million in the three months ended March 31, 2022. Operating income (loss) decreased by $8.1 million in the comparable three-month periods ended March 31, 2023 and March 31, 2022. Operating income for the three-month period ended March 31, 2023 was $1.4 million as compared to operating loss of $(6.8) million in the three months ended March 31, 2022.

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

	Three Months Ended March 31,
(in approximate millions)	2023	2022
B&W Renewable	$98	$101
B&W Environmental	65	37
B&W Thermal	103	101
Bookings	$266	$239

Our backlog as of March 31, 2023 and 2022 was as follows:

	As of March 31,
(in approximate millions)	2023	2022
B&W Renewable(1)	$231	$293
B&W Environmental	173	126
B&W Thermal	252	158
Other/eliminations	7	(3)
Backlog	$663	$574
(1)     B&W Renewable backlog has been adjusted downward $53 million and $147 million as of March 31, 2023 and March 31, 2022 respectively to remove O&M contracts that are recognized as disposed.

Of the backlog at March 31, 2023, we expect to recognize revenues as follows:

(in approximate millions)	2023	2024	Thereafter	Total
B&W Renewable	$184	$41	$7	$232
B&W Environmental	124	31	18	173
B&W Thermal	200	48	3	251
Other/eliminations	7	—	—	7
Expected revenue from backlog	$515	$120	$28	$663

Changes in Contract Estimates

During the three-month periods ended March 31, 2023 and 2022, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$6,225	$3,341
Decreases in gross profit for changes in estimates for over time contracts	(5,753)	(2,862)
Net changes in gross profit for changes in estimates for over time contracts	$472	$479

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Net (loss) income	(12,475)	$(8,684)
Interest expense	14,429	12,324
Income tax expense	490	1,230
Depreciation & amortization	5,365	6,202
EBITDA	7,809	11,072

Benefit plans, net	109	(7,452)
(Gain) loss on sales, net	937	(20)
Stock compensation	3,227	1,319
Restructuring activities and business services transition costs	960	2,688
Settlement and related legal costs	(3,009)	2,528
Advisory fees for settlement costs and liquidity planning	546	1,032
Acquisition pursuit and related costs	134	843
Product development (1)	1,370	852
Foreign exchange	461	(3,085)
Contract Disposal (2)	1,387	875
Contract step-up purchase price adjustment	—	1,745
Other - net	261	123

Adjusted EBITDA	$14,192	$12,520
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period
.

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA
B&W Renewable segment - Adjusted EBITDA	$4,940	$1,955
B&W Environmental segment - Adjusted EBITDA	1,906	1,439
B&W Thermal segment - Adjusted EBITDA	13,733	14,154
Corporate	(5,080)	(4,373)
Research and development costs	(1,307)	(655)
	$14,192	$12,520

B&W Renewable Segment Results

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Revenues	$100,112	$67,961	$32,151
Adjusted EBITDA	$4,940	$1,955	$2,985

Three Months Ended March 31, 2023 and 2022

Revenues in the B&W Renewable segment increased 47% or $32.2 million, to $100.1 million in the three months ended March 31, 2023 compared to $68.0 million in the three months ended March 31, 2022. The increase in revenue is primarily due to higher volume of new-build projects and revenues associated with our Renewable Service business.

Adjusted EBITDA in the B&W Renewable segment increased $3.0 million, to $4.9 million in the three months ended March 31, 2023 compared to income of $2.0 million in the three months ended March 31, 2022 due to a higher volume of revenue as described above offset primarily by an increase in expenses. The higher revenue levels also increased shared overhead and SG&A allocations to the segment based on revenue.

B&W Environmental Segment Results

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Revenues	$39,440	$34,948	$4,492
Adjusted EBITDA	$1,906	$1,439	$467

Three Months Ended March 31, 2023 and 2022

Revenues in the B&W Environmental segment increased 13%, or $4.5 million to $39.4 million in the three months ended March 31, 2023 compared to $34.9 million in the three months ended March 31, 2022. The increase is primarily driven by higher overall volume of dry cooling technology projects across the Environmental segment.

Adjusted EBITDA in the B&W Environmental segment was $1.9 million in the three months ended March 31, 2023 compared to $1.4 million in the three months ended March 31, 2022. The increase is primarily driven by higher revenue volume described above offset with higher levels of shared overhead and SG&A allocated to the segment.

B&W Thermal Segment Results

	Three Months Ended March 31,
(In thousands)	2023	2022	$ Change
Revenues	$119,236	$102,239	$16,997
Adjusted EBITDA	$13,733	$14,154	$(421)

Three Months Ended March 31, 2023 and 2022

Revenues in the B&W Thermal segment increased 17%, or $17.0 million to $119.2 million in the three months ended March 31, 2023 compared to $102.2 million in the three months ended March 31, 2022. The revenue increase is attributable to higher level of volume in our construction project business and our package boiler business.

Adjusted EBITDA in the B&W Thermal segment decreased $0.4 million to $13.7 million in the three months ended March 31, 2023 compared to $14.2 million in the three months ended March 31, 2022, primarily attributable higher expenses related to business growth offset partially by higher revenues.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $0.7 million to $5.1 million in three months ended March 31, 2023 as compared to $4.4 million incurred in the three months ended March 31, 2022.

Expenses related to restricted stock units "("RSU's") are recorded at the Corporate level and are recognized on a straight-line basis over a 3-year vesting period, except for Market Based restricted stock units which are recognized over a derived service period. As of March 31, 2023, the total aggregate unrecognized compensation expense related to the RSUs is approximately $9.1 million, which is expected to be recognized through fiscal 2025.

(Gain) Loss on sales of certain assets

The company at times will sell or dispose of certain assets that are unrelated to the operations of the Company, therefore, the Company believes it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business.
Advisory Fees and Settlement Costs

Advisory fees totaling $0.5 million and settlement costs totaling $(3.0) million together decreased $6.4 million to resulting in a benefit of $2.5 million in the three months ended March 31, 2023 as compared to $3.9 million of expense in the comparable period of 2022 primarily due to the Parker loss recovery that was recorded during the quarter. See Note 17 for more details.

Product Development

Our product development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness, reduce performance risk of our products to better meet our and our customers’ expectations and to further develop our ClimateBright portfolio. Research and development expenses totaled $1.3 million and $0.7 million in the three months ended March 31, 2023 and 2022, respectively. The increase resulted primarily from timing of specific research and increased development efforts. These expenses do not include our activities related to our BrightLoop commercialization plant.

Restructuring

Restructuring actions across our business units and corporate functions resulted in $0.4 million and $0.1 million of expense in the three months ended March 31, 2023 and 2022, respectively. The negligible increase for the three months ended March 31, 2023 compared to the prior year comparable period is related to legal fees and costs related to actions taken as part of the Company’s ongoing strategic, market-focused organizational and re-branding initiative.

Transition Costs

Transition costs across our corporate and business functions resulted in $0.1 million and $2.6 million of expense in the three months ended March 31, 2023 and 2022, respectively. These charges primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Depreciation and Amortization

Depreciation expense was $3.0 million and $2.2 million in the three months ended March 31, 2023 and 2022, respectively.

Amortization expense was $2.4 million and $4.0 million in the three months ended March 31, 2023 and 2022, respectively.

Pension and Other Postretirement Benefit Plans

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants.

Our pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for our other postretirement benefit plans during the three and nine months ended March 31, 2023 and 2022, respectively.

Refer to Note 11 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Contract Disposal

The Company is in the process of exiting its only remaining fixed fee Operational and Maintenance Contract in our Renewable segment. A similar contract was exited as of December 31, 2022. For the period ended March 31, 2023 the net loss on this contract totaled $1.4 million. The company believes it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the business. Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

Stock Compensation

Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, the Company believes it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies

Foreign Exchange

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

Foreign exchange was a loss of $0.5 million and a gain of $3.1 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

	Three Months Ended March 31,
(In thousands, except for percentages)	2023	2022	$ Change
(Loss) income before income taxes	$(11,985)	$(7,454)	$(4,531)
Income tax (benefit) expense	$490	$1,230	$(740)
Effective tax rate	(4.1)%	(16.5)%

Our income tax expense in the first quarter of 2023 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the first quarter of 2023 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

Cash and Cash Flows

At March 31, 2023, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $91.1 million and we had total debt of $351.7 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $39.1 million of our total unrestricted cash and cash equivalents at March 31, 2023. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $11.2 million of restricted cash at March 31, 2023 related to collateral for certain letters of credit. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.

Cash used in operations was $12.9 million in the three months ended March 31, 2023, which is primarily attributable to the year-to-date net loss of $12.5 million. Cash used in operations was $42.0 million in the three months ended March 31, 2022, which is primarily represented in the $10.0 million change in postretirement and employee benefit liabilities and the remaining $13.2 million of net increase in operating cash outflows associated with unfavorable changes in working capital.

Cash flows from investing activities used net cash of $2.2 million in the three months ended March 31, 2023, primarily due to capital expenditures. Cash flows from investing activities used net cash of $65.4 million in the three months ended March 31, 2022, primarily related to the acquisitions of Fossil Power Systems and Optimus Industries of $64.9 million combined with $1.0 million of capital expenditures.

Cash flows used in financing activities of $5.9 million in the three months ended March 31, 2023, primarily related to the payment of the preferred stock dividend of $3.7 million and loan payments of $1.7 million. Cash flows from financing activities used $1.6 million in the three months ended March 31, 2022 and were primarily due to the payment of the preferred stock dividend of $3.7 million, partially offset by the issuance of common stock of $2.0 million.

Debt Facilities

As described in the Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, on March 31, 2023, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley, a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of March 31, 2023, no borrowings have occurred under the Revolving Credit Agreement and under the Letter of Credit Agreement, usage consisted of $13.7 million of financial letters of credit and $93.2 million of performance letters of credit.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of March 31, 2023 was $53.0 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $32.4 million as of March 31, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $68.4 million are subject to foreign currency revaluation.

We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of March 31, 2023, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $341.7 million. The aggregate value of the letters of credit backstopping surety bonds was $14.2 million.

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of March 31, 2023, the Company had Loans payable of $15.7 million, net of debt issuance costs of $0.6 million, of which $4.3 million is classified as current, and $11.4 million as long term loans payable on the Company's Consolidated Balance Sheet. Included in these amounts, the company had approximately $13.1 million, net of debt issuance costs of $0.6 million, related to sale-leaseback financing transactions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at March 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the Company's unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in the Company's Annual Report for the year ended December 31, 2022. There have been no significant changes to the Company's policies during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on the evaluation referred to above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures are effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting, despite the fact that some of its team members are working remotely in response to the COVID-19 pandemic. The Company is continually monitoring and assessing these situations on its internal controls to ensure their operating effectiveness.

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

Item 5. Other Information

As discussed in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Report, the Company entered into Amendment No. 3 to the Revolving Credit Agreement (the “Third Amended Revolving Credit Agreement“) on May 9, 2023, which amended the terms of the Amended Revolving Credit Agreement to permit the exclusion of certain expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining the Company’s compliance with certain financial covenants thereunder.

The Company paid an amendment fee of twenty-five thousand dollars to PNC in consideration of the Third Amended Revolving Credit Agreement. Certain of the lenders, as well as certain of their respective affiliates, have performed and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses. The foregoing description is qualified in its entirety by the complete text of the Third Amended Revolving Credit Agreement, which is attached to this Report as Exhibit 10.1.

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which the Company incorporates by reference into this Item.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties in the course of its business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than the additional risk factor set forth below there have been no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended March 31, 2023. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2023	—	$—	—	$—
February 2023	—	$—	—	$—
March 2023	11,845	$5.58	—	$—
Total	11,845	$5.58	—	$—
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

10.1#
Amendment No. 3 to Revolving Credit, Guaranty and Security Agreement, dated as of May 9, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed herein.

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

# As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

May 10, 2023	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)