Form 10-Q
period 2023-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2023-08-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at August 4, 2023 was 89,081,158.
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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of global macroeconomic conditions, including inflation and volatility in the capital markets; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Babcock & Wilcox Solar Energy, Inc. ("Babcock & Wilcox Solar", "B&W Solar"), formerly known as Fosler Construction Company Inc. and/or Fosler, Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S ("VODA"), Fossil Power Systems, Inc, Optimus Industries, LLC and certain assets of Hamon Research-Cottrell, Inc; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; delays initiated by our customers; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the impact of the ongoing conflict in Ukraine; the impact of pandemic or other similar global health crises, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 16, 2023.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$305,187	$221,019	$562,434	$425,068
Costs and expenses:
Cost of operations	244,211	173,340	447,982	336,400
Selling, general and administrative expenses	52,088	44,951	104,033	87,995
Advisory fees and settlement costs	567	5,142	(1,896)	9,077
Restructuring activities	1,021	(102)	1,405	(8)
Research and development costs	924	1,137	2,232	1,856
(Gain) loss on asset disposals, net	(602)	(7,117)	339	(7,137)
Total costs and expenses	298,209	217,351	554,095	428,183
Operating income (loss)	6,978	3,668	8,339	(3,115)
Other expense:
Interest expense	(11,176)	(10,662)	(23,838)	(21,929)
Interest income	478	103	591	220
Benefit plans, net	(138)	7,403	(247)	14,855
Foreign exchange	1,154	(4,296)	693	(1,211)
Other expense – net	(447)	(565)	(674)	(623)
Total other expense, net	(10,129)	(8,017)	(23,475)	(8,688)
Loss before income tax expense	(3,151)	(4,349)	(15,136)	(11,803)
Income tax expense (benefit)	1,861	(1,355)	2,351	(125)
Net loss	(5,012)	(2,994)	(17,487)	(11,678)
Net (income) loss attributable to non-controlling interest	(76)	427	(97)	847
Net loss attributable to stockholders	(5,088)	(2,567)	(17,584)	(10,831)
Less: Dividend on Series A preferred stock	3,715	3,715	7,430	7,430
Net loss attributable to stockholders of common stock	$(8,803)	$(6,282)	$(25,014)	$(18,261)

Basic loss per share	$(0.10)	$(0.07)	$(0.28)	$(0.21)
Diluted loss per share	$(0.10)	(0.07)	$(0.28)	$(0.21)

Shares used in the computation of loss per share:
Basic	88,783	88,029	88,758	88,011
Diluted	88,783	88,029	88,758	88,011

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(5,012)	$(2,994)	$(17,487)	$(11,678)
Other comprehensive loss:
Currency translation adjustments ("CTA")	3,527	(6,634)	8,119	(10,919)

Benefit obligations:
Pension and post retirement adjustments, net of tax	222	(198)	445	395

Other comprehensive income (loss)	3,749	(6,832)	8,564	(10,524)
Total comprehensive loss	(1,263)	(9,826)	(8,923)	(22,202)
Comprehensive loss attributable to non-controlling interest	27	498	41	959
Comprehensive loss attributable to stockholders	$(1,236)	$(9,328)	$(8,882)	$(21,243)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$55,035	$76,728
Current restricted cash and cash equivalents	18,338	15,335
Accounts receivable – trade, net	176,270	162,461
Accounts receivable – other	47,833	38,510
Contracts in progress	175,511	134,939
Inventories, net	118,611	102,637
Other current assets	26,624	27,002
Total current assets	618,222	557,612
Net property, plant and equipment and finance leases	83,595	86,363
Goodwill	158,153	156,993
Intangible assets, net	56,803	60,293
Right-of-use assets	28,133	29,438
Long-term restricted cash	10,506	21,397
Other assets	31,468	30,559
Total assets	$986,880	$942,655

Accounts payable	$180,375	$139,159
Accrued employee benefits	12,846	12,533
Advance billings on contracts	140,350	133,429
Accrued warranty expense	10,295	9,568
Current Portion:
Financing lease liabilities	1,283	1,180
Operating lease liabilities	3,795	3,595
Other accrued liabilities	72,252	68,244
Loans payable	4,443	4,291
Total current liabilities	425,639	371,999
Senior notes	336,600	335,498
Loans payable, net of current portion	17,176	13,197
Pension and other postretirement benefit liabilities	135,077	136,176
Finance lease liabilities, net of current portion	26,902	27,482
Operating lease liabilities, net of current portion	25,652	26,583
Deferred tax liability	10,372	10,054
Other non-current liabilities	22,482	23,755
Total liabilities	999,900	944,744
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both June 30, 2023 and December 31, 2022	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 88,828 and 88,700 at June 30, 2023 and December 31, 2022, respectively	5,139	5,138
Capital in excess of par value	1,543,167	1,537,625
Treasury stock at cost, 1,880 and 1,868 shares at June 30, 2023 and December 31, 2022, respectively	(113,818)	(113,753)
Accumulated deficit	(1,383,889)	(1,358,875)
Accumulated other comprehensive loss	(64,222)	(72,786)
Stockholders' deficit attributable to shareholders	(13,546)	(2,574)
Non-controlling interest	526	485
Total stockholders' deficit	(13,020)	(2,089)
Total liabilities and stockholders' deficit	$986,880	$942,655

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)
Net loss	—	$—	—	$—	$—	$—	$(5,088)	$—	$76	$(5,012)
Currency translation adjustments	—	—	—	—	—	—	—	3,527	(20)	3,507
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	222	—	222
Stock-based compensation charges	83	—	—	—	2,185	(1)	—	—	—	2,184
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Preferred stock, net	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	88,828	$5,139	7,669	$77	$1,543,167	$(113,818)	$(1,383,889)	$(64,222)	$526	$(13,020)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,673	(221)	—	—	—	1,453
Dividends to preferred shareholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942
Net income	—	$—	—	$—	$—	$—	$(2,567)	$—	$(427)	$(2,994)
Currency translation adjustments	—	$—	—	$—	$—	$—	$—	$(6,634)	$(71)	$(6,705)
Pension and post retirement adjustments, net of tax	—	$—	—	$—	$—	$—	$—	$(198)	$—	$(198)
Stock-based compensation charges	54	$1	—	$—	$1,386	$—	$—	$—	$—	$1,387
Dividends to preferred stockholders	—	$—	—	$—	$—	$—	$(3,715)	$—	$—	$(3,715)
Balance at June 30, 2022	86,392	$5,112	7,669	$77	$1,521,931	$(111,155)	$(1,339,415)	$(69,346)	$24,513	$31,717

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(17,487)	$(11,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	11,259	11,938
Amortization of deferred financing costs and debt discount	2,806	2,328
Amortization of guaranty fee	464	387
Non-cash operating lease expense	3,289	3,866
Gain loss on sale of business	—	(7,000)
Loss on asset disposals	339	—
Benefit from deferred income taxes	(1,696)	(3,075)
Prior service cost amortization for pension and postretirement plans	446	395
Stock-based compensation	5,571	3,061
Foreign exchange	(693)	1,211
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	(10,482)	(13,804)
Contracts in progress	(40,849)	(31,255)
Advance billings on contracts	6,377	24,567
Inventories, net	(15,728)	(13,691)
Income taxes	(4,297)	(1,992)
Accounts payable	40,541	23,669
Accrued and other current liabilities	3,219	(17,861)
Accrued contract loss	(1,280)	1,471
Pension liabilities, accrued postretirement benefits and employee benefits	(4,681)	(17,480)
Other, net	631	(18,648)
Net cash used in operating activities:	(22,251)	(63,591)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,594)	(2,721)
Acquisition of business, net of cash acquired	—	(64,914)
Purchases of available-for-sale securities	(3,949)	(3,209)
Sales and maturities of available-for-sale securities	5,379	5,028
Other, net	—	234
Net cash used in investing activities	(4,164)	(65,582)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from financing activities:
Issuance of senior notes	—	2,419
Borrowings on loan payable	16,165	1,342
Repayments on loan payable	(12,049)	(13,373)
Finance lease payments	(584)	—
Payment of preferred stock dividends	(7,431)	(7,430)
Shares of common stock returned to treasury stock	(65)	(221)
Other, net	(280)	1,621
Net cash used in financing activities	(4,244)	(15,642)
Effects of exchange rate changes on cash	1,078	(1,712)
Net decreased in cash, cash equivalents and restricted cash	(29,581)	(146,527)
Cash, cash equivalents and restricted cash at beginning of period	113,460	226,715
Cash, cash equivalents and restricted cash at end of period	$83,879	$80,188

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$55,035	$71,524
Current restricted cash	18,338	8,664
Long-term restricted cash	10,506	—
Total cash, cash equivalents and restricted cash at end of period	$83,879	$80,188

Supplemental Cash flow information:
Income taxes paid, net	3,264	2,104
Interest paid	$12,764	$13,000
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these consolidated financial statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

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
Market Update

The Company has experienced and may continue to experience, supply chain disruptions driven by the lingering impacts of the pandemic in certain areas that the Company operates, as well as the ongoing war in Ukraine. The Company has also observed significant delays and disruptions of its service and material providers and negative impacts to pricing of certain products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands and schedules. The Company is continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supplying its customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of the Company's common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net loss attributable to stockholders of common stock	$(8,803)	$(6,282)	$(25,014)	$(18,261)

Weighted average shares used to calculate basic and diluted (loss) earnings per share	88,783	88,029	88,758	88,011
Basic and diluted (loss) earnings per share	$(0.10)	$(0.07)	$(0.28)	$(0.21)
Diluted (loss) earnings per share	$(0.10)	$(0.07)	$(0.28)	$(0.21)

The Company incurred a net loss in each of the three and six month periods ended June 30, 2023 and 2022, therefore the basic and diluted shares are the same.

If the Company had net income in the three month periods ended June 30, 2023 and 2022, diluted shares would include an additional 0.5 million and 0.9 million, respectively. If the Company had net income in the six month periods ended June 30, 2023 and 2022, diluted shares would have also included an additional 0.4 million and 0.9 million shares, respectively.

We excluded 1.1 million and 0.4 million shares related to stock options from the diluted share calculation for the three-month periods ended June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive. We excluded 1.7 million and 0.4 million shares related to stock options from the diluted share calculation for the six-month periods ended June 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.
NOTE 3 – SEGMENT REPORTING

The Company's operations are assessed based on three reportable market-facing segments. The Company's three reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation or district heating and replacement of fossil fuels, while recovering metals and reducing emissions. To date, we have installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, we have installed more than 200MW of utility- and community-scale solar projects in North America.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and others ready for commercial demonstration.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance, and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

An analysis of the Company's operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues:
B&W Renewable segment
B&W Renewable	$44,166	$35,510	$93,298	$55,221
B&W Renewable Services	25,811	19,544	42,121	27,832
Vølund	15,242	18,557	33,923	34,893
B&W Solar	13,672	1,616	29,661	25,242
	98,891	75,227	199,003	143,188
B&W Environmental segment
B&W Environmental	21,451	12,801	41,812	30,986
SPIG	23,634	14,234	40,239	26,294
GMAB	3,605	4,577	6,079	9,280
	48,690	31,612	88,130	66,560
B&W Thermal segment
B&W Thermal	158,010	116,305	277,246	218,544
	158,010	116,305	277,246	218,544

Eliminations	(404)	(2,125)	(1,945)	(3,224)
Total Revenues	$305,187	$221,019	$562,434	$425,068

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which the Company's chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
B&W Renewable segment - Adjusted EBITDA	$500	$11,151	$5,440	$13,481
B&W Environmental segment - Adjusted EBITDA	3,394	591	5,300	2,030
B&W Thermal segment - Adjusted EBITDA	24,367	16,361	38,100	30,515
Corporate	(5,488)	(4,226)	(10,568)	(8,599)
R&D expenses	(893)	(987)	(2,200)	(1,642)
Interest Expense	(12,497)	(12,058)	(26,926)	(24,382)
Depreciation & Amortization	(5,967)	(5,736)	(11,332)	(11,938)
Benefit Plans, net	(138)	7,403	(247)	14,855
Gain on sales, net	602	117	(335)	137
Settlement and related legal costs	—	(3,911)	3,009	(6,439)
Advisory fees for settlement costs and liquidity planning	—	(879)	(546)	(1,911)
Stock Compensation	(2,271)	(475)	(5,498)	(1,794)
Restructuring expense and business services transition	(1,022)	(1,754)	(1,982)	(4,442)
Acquisition pursuit and related costs	(105)	(1,350)	(239)	(2,193)
Product Development	(1,048)	(991)	(2,418)	(1,843)
Foreign exchange	1,154	(4,296)	693	(1,211)
Financial advisory services	—	(352)	—	(727)
Contract Disposal	(2,693)	(2,282)	(4,080)	(3,157)
Inventory step-up price adjustment	—	—	—	(1,745)
Other Net	(1,046)	(675)	(1,307)	(798)
Loss before income tax expense	(3,151)	(4,349)	(15,136)	(11,803)

The Company does not separately identify or report its assets by segment as its CODM does not consider assets by segment to be a critical measure by which performance is measured.
NOTE 4 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

The Company generates the vast majority of its revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. The Company also earns revenue from solar construction and installation, and the supply of custom-engineered cooling systems for steam applications along with related aftermarket services.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 20% and 21% of the Company's revenue for the three months ended June 30, 2023 and 2022, respectively, and 22% and 20% of the Company's revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 80% and 79% of the Company's revenue for the three months ended June 30, 2023 and 2022, respectively, and 78% and 80% of the Company's revenue for the six months ended June 30, 2023 and 2022, respectively.

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Contract assets as of June 30, 2023 include approximately $13.2 million for change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation and other proceedings. The Company believes that these amounts are collectible under the applicable contracts.

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

As of June 30, 2023, the Company included approximately $14.4 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation, arbitration and other proceedings. For the comparable period of June 30, 2022, the Company did not report material unapproved change orders. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. As of June 30, 2023, these change orders and/or claims primarily related to certain projects in the Company’s B&W Renewable segment and include amounts related to the B&W Solar business. The Company actively engages with its customers to complete the final approval process and generally expects these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than such estimated amounts.

Refer to Note 3 for the Company's disaggregation of revenue by product line.

Contract Balances

The following represents the components of the Company's Contracts in progress and Advance billings on contracts included in its Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$84,016	$79,421	$4,595	6%
Revenues recognized less billings to customers	91,495	55,518	35,977	65%
Contracts in progress	$175,511	$134,939	$40,572	30%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$82,741	$113,643	$(30,902)	(27)%
Costs of revenue recognized less cost incurred	57,609	19,786	37,823	191%
Advance billings on contracts	$140,350	$133,429	$6,921	5%

Net contract balance	$35,161	$1,510	$33,651	2,229%

Accrued contract losses	$1,752	$3,032	$(1,280)	(42)%

Backlog

On June 30, 2023, the Company had $566.5 million of remaining performance obligations, which the Company also refers to as total backlog. The Company expects to recognize approximately 58.9%, 29.3% and 11.8% of its remaining performance obligations as revenue in 2023, 2024 and thereafter, respectively.

Changes in Contract Estimates

During each of the three- and six-month periods ended June 30, 2023 and 2022, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$2,060	$5,348	$8,285	$8,689
Decreases in gross profit for changes in estimates for over time contracts	(4,994)	(2,612)	(10,747)	(5,474)
Net changes in gross profit for changes in estimates for over time contracts	$(2,934)	$2,736	$(2,462)	$3,215

B&W Loss Contracts

During 2022, the Company determined that its B&W Solar reporting unit had nine projects located in the United States that existed at the time B&W Solar was acquired on September 30, 2021 that generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As a result, the Company recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments, which was finalized as of September 30, 2022. The Company has submitted insurance claims to recover a portion of these losses as of June 30, 2023. During 2022, four additional B&W Solar projects became loss contracts, as such, the Company recorded $13.2 million in net losses from changes in the estimated costs to complete the thirteen B&W Solar loss contracts. During the three and six months ended June 30, 2023, the Company incurred additional losses of $4.1 million and $3.3 million, respectively. The additional losses incurred in the six months ended June 30, 2023 were offset by project savings incurred on two projects in a loss position.

During the six months ended June 30, 2023, the Company recorded $0.7 million in net losses from changes in estimated costs to complete for one B&W Thermal contract in a loss position.
NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials and supplies	$97,772	$87,554
Work in progress	4,794	2,518
Finished goods	16,045	12,565
Total inventories	$118,611	$102,637

NOTE 6 – PROPERTY, PLANT & EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Land	$2,505	$2,481
Buildings	34,542	35,326
Machinery and equipment	156,160	153,939
Property under construction(1)	14,170	11,410
	207,377	203,156
Less accumulated depreciation	147,202	141,145
Net property, plant and equipment	60,175	62,011
Finance leases	30,656	30,549
Less finance lease accumulated amortization	7,236	6,197
Net property, plant and equipment, and finance lease	$83,595	$86,363
(1) Property under construction primarily pertains to the capitalization costs incurred in the construction of three BrightLoop facilities

NOTE 7 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2023:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Goodwill	$139,248	$79,825	$69,587	$288,660
Accumulated impairment losses	$(57,189)	(74,478)	—	(131,667)
Balance at December 31, 2022	$82,059	$5,347	$69,587	$156,993
Currency translation adjustments	334	138	688	1,160
Balance at June 30, 2023	$82,393	$5,485	$70,275	$158,153

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified from our triggering event assessment at June 30, 2023.

NOTE 8 – INTANGIBLE ASSETS

The Company's intangible assets are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Definite-lived intangible assets(1)
Customer relationships	$68,191	$68,164
Unpatented technology	18,260	18,208
Patented technology	3,622	3,635
Trade name	13,516	13,441
Acquired backlog	3,100	3,100
All other	9,977	9,653
Gross value of definite-lived intangible assets	116,666	116,201
Customer relationships amortization	(28,788)	(26,198)
Unpatented technology amortization	(10,912)	(10,013)
Patented technology amortization	(2,963)	(2,891)
Tradename amortization	(6,531)	(6,154)
Acquired backlog	(3,100)	(3,100)
All other amortization	(9,099)	(9,082)
Accumulated amortization	(61,393)	(57,438)
Net definite-lived intangible assets	$55,273	$58,763
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$56,803	$60,293
(1) The Company finalized the purchase price allocation for the B&W Solar and B&W Renewable Service A/S acquisition on September 30, 2022 and November 30, 2022, respectively. The purchase price allocations for FPS and Optimus were finalized on of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments.

The following summarizes the changes in the carrying amount of intangible assets, net:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance at beginning of period	$60,293	$43,795
Business acquisitions and adjustments(1) (2)	—	27,412
Amortization expense	(3,955)	(5,076)
Currency translation adjustments	465	(2,570)
Balance at end of the period	$56,803	$63,561
(1) During the six months ended June 30, 2022 the Company was still in the process of completing the purchase price allocation associated with the B&W Solar, B&W Renewable Service A/S, Fossil Power and Optimus Industries acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions were subject to change.
(2) The purchase price allocations for FPS and Optimus were finalized as of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments during the year ended December 31, 2022.

Amortization of intangible assets is included in Cost of operations and SG&A in the Company's Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense as of June 30, 2023 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2023	4,013
Year ending December 31, 2024	7,955
Year ending December 31, 2025	7,158
Year ending December 31, 2026	6,010
Year ending December 31, 2027	5,352
Year ending December 31, 2028	5,352
Thereafter	19,431

NOTE 9 – ACCRUED WARRANTY EXPENSE
The Company may offer assurance type warranties on products and services that it sells. Changes in the carrying amount of accrued warranty expense are as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance at beginning of period	$9,568	$12,925
Additions	3,655	2,942
Expirations and other changes	(1,582)	(2,028)
Payments	(1,360)	(2,144)
Translation and other	13	(612)
Balance at end of period	$10,294	$11,083

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

NOTE 10 – RESTRUCTURING ACTIVITIES

The Company incurred restructuring charges (benefits) in each of the three and six months ended June 30, 2023 and 2022. The charges (benefits) primarily consist of costs related to actions taken as part of the Company’s ongoing strategic, market-focused organizational and re-branding initiative.

The following tables summarize the restructuring activity incurred by segment:

	Three Months Ended June 30,			Three Months Ended June 30,
	2023			2022
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs (benefit)	Other(1)
B&W Renewable segment	$477	$152	$325	$(20)	$(34)	$14
B&W Environmental segment	164	—	164	34	9	25
B&W Thermal segment	830	—	830	82	66	16
Corporate	(450)	—	(450)	(198)	(228)	30
	$1,021	$152	$869	$(102)	$(187)	$85

	Six Months Ended June 30,			Six Months Ended June 30,
	2023			2022
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs (benefit)	Other(1)
B&W Renewable segment	$388	$63	$325	$(213)	$(263)	$50
B&W Environmental segment	184	1	183	103	19	84
B&W Thermal segment	833	3	830	280	116	164
Corporate	—	—	—	(178)	(228)	50
	$1,405	$67	$1,338	$(8)	$(356)	$348
(1) Other amounts consist primarily of relocation and other costs that are not considered as severance.

Restructuring liabilities are included in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,036	$5,906	$1,615	$6,561
Restructuring (benefit) expense	1,021	(102)	1,405	(8)
Payments	(1,124)	(1,668)	(1,087)	(2,417)
Balance at end of period	$1,933	$4,136	$1,933	$4,136

The payments shown above for the three and six months ended June 30, 2023 and 2022 relate primarily to severance costs. Accrued restructuring liabilities at June 30, 2023 and 2022 relate primarily to employee termination benefits.

NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net (loss) income are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Interest cost	$11,526	$6,609	$23,015	$13,273	$92	$49	$184	$98
Expected return on plan assets	(11,706)	(14,261)	(23,403)	(28,627)	—	—	—	—
Amortization of prior service cost	53	27	105	55	173	173	346	346
Benefit plans, net (1)	(127)	(7,625)	(283)	(15,299)	265	222	530	444
Service cost included in COS (2)	145	198	289	399	4	5	184	10
Net periodic benefit cost (benefit)	$18	$(7,427)	$6	$(14,900)	$269	$227	$714	$454
(1)    Benefit plans, net, which is presented separately in the Company's Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Company's Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no mark-to-market ("MTM") adjustments for the Company's pension and other postretirement benefit plans during the three and six months ended June 30, 2023 and 2022.

The Company made contributions to its pension and other postretirement benefit plans totaling $0.4 million and $0.7 million during the three and six months ended June 30, 2023 as compared to $0.1 million and $0.5 million during the three and six months ended June 30, 2022.

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

The components of the Company's senior notes at June 30, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,034	$151,440	$344,474
Unamortized deferred financing costs	(3,565)	(4,694)	(8,259)
Unamortized premium	385	—	385
Net debt balance	$189,854	$146,746	$336,600

Revolving Debt

On June 30, 2021, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of the Company's subsidiaries as guarantors, pursuant to which it is obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of June 30, 2023, the Company had $6.0 million outstanding in revolving debt. For the six months ended June 30, 2023 the Company borrowed $14.0 million under the Revolving Credit Agreement. Under the Letter of Credit Agreement, usage consisted of $15.0 million of financial letters of credit and $88.9 million of performance letters of credit.

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

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require the Company to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, a current ratio of not less than 1.25 to 1.00, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately. The Company entered into an amendment to the Revolving Credit Agreement on May 9, 2023 which allowed the Company to exclude certain acquisition related expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining the Company's compliance with certain financial covenants thereunder. Accordingly, as of June 30, 2023 in light of the amendment to the Revolving Credit Agreement, the Company remained in compliance with all financial covenants.

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

On May 9, 2023, the Company entered into Amendment No. 3 to the Revolving Credit Agreement which allowed the Company to exclude certain expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining the Company’s compliance with certain financial covenants thereunder.

On June 26, 2023, the Company entered into Amendment No. 4 to the Revolving Credit Agreement, which increased the limit of the Company’s aggregate amount of all unrestricted cash and cash equivalents permitted to draw on the Amended Revolving Credit Agreement from $30 million to $40 million.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries of the Company that are primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Company's Letter of Credit Agreement as of June 30, 2023, was $52.2 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $32.9 million as of June 30, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $64.6 million are subject to foreign currency revaluation.

The Company has posted surety bonds to support contractual obligations to customers relating to certain contracts. The Company utilizes bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should the Company fail to perform its obligations under its applicable contracts. The Company, and certain of its subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of its contracting activity. As of June 30, 2023, bonds issued and outstanding under these arrangements in support of its contracts totaled approximately $278.2 million. The aggregate value of the letters of credit backstopping surety bonds was $12.3 million.
The Company's ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, the ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of June 30, 2023, the Company had Loans payable of $21.6 million, net of debt issuance costs of $0.6 million, of which $4.4 million is classified as current and $17.2 million as long term loans payable on the Company's Consolidated Balance Sheet. Included in these amounts, the company had approximately $12.8 million, net of debt issuance costs of $0.6 million, related to sale-leaseback financing transactions.

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

During the six months ending June 30, 2023, the Company's Board of Directors approved dividends totaling $7.4 million holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at June 30, 2023.

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

NOTE 15 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Company's Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Components associated with borrowings from:
Senior notes	$6,425	$6,114	$12,753	$12,329
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,164	1,168	2,148	2,228
Senior notes	630	650	1,249	1,292
	1,794	1,818	3,397	3,520

Components associated with interest from:
Lease liabilities	597	697	1,321	1,405
Other interest expense	2,360	2,033	6,367	4,675
	2,957	2,730	7,688	6,080

Total interest expense	$11,176	$10,662	$23,838	$21,929

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Company's Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2023	December 31, 2022
Held by foreign entities	$35,381	$46,640
Held by U.S. entities	19,654	30,088
Cash and cash equivalents	55,035	76,728

Reinsurance reserve requirements	1,388	447
Project indemnity collateral (1)	—	5,723
Bank guarantee collateral	1,800	2,072
Letters of credit collateral (2)	11,200	11,193
Hold-back for acquisition purchase price (3)	2,950	5,900
Escrow for long-term project (4)	11,506	11,397
Current and Long-term restricted cash and cash equivalents	28,844	36,732
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$83,879	$113,460
(1) The Company released $5.7 million in project indemnity restricted cash collateral for a letter of credit agreement during the first six months of 2023.
(2) The Company paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash on the Company's Consolidated Balance Sheets. The remainder of the letters of credit are reflected within Restricted cash and cash equivalents.
(3) The purchase price for Fossil Power Systems was $59.2 million, and included an initial hold-back of $5.9 million which was included in Current restricted cash and cash equivalents and Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2023, the initial payment was made in the amount of $2.8 million and the remainder is being held in escrow for potential payment of up to the maximum amount until February 2024 if the conditions are met.
(4) On December 15, 2021, the Company entered into an agreement to place $11.4 million in an escrow account as security to ensure project performance. At June 30, 2023 the entire amount was reclassified from Long-Term to Short-Term restricted cash and cash was received on August 3, 2023.

The following cash activity is presented as a supplement to the Company's Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Six Months Ended June 30,
(in thousands)	2023	2022
Income tax payments, net	$3,264	$2,104

Interest payments - 8.125% Senior Notes due 2026	$7,842	$7,613
Interest payments - 6.50% Senior Notes due 2026	4,922	5,387
Total cash paid for interest	$12,764	$13,000

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2023, income tax expense was $1.9 million, resulting in an effective tax rate of (59.1)%. In the three months ended June 30, 2022, income tax benefit was $(1.4) million, resulting in an effective tax rate of 31.2%.

In the six months ended June 30, 2023, income tax expense was $2.4 million, resulting in an effective tax rate of (15.5)%
In the six months ended June 30, 2022, income tax benefit was $(0.1) million resulting in an effective tax rate of 1.1%

The Company's effective tax rate for the three and six months ended June 30, 2023 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. The Company has favorable discrete items of $(0.4) million and $(0.2) million for the three and six months ended June 30, 2023, which primarily represent withholding taxes and return-to-accrual adjustments. The Company had unfavorable discrete items of $0.1 million and $0.5 million for the three and six months ended June 30, 2022, which primarily represented withholding taxes.

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
NOTE 17 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 the Company filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, the Company filed its answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, the Company and Glatfelter filed cross-motions for summary judgment. On June 21, 2023, the court granted the Company’s motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatefelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price subject to certain adjustments), and denied Glatfelter’s motion for summary judgment. The Company intends to continue to vigorously litigate the action. However, given the uncertainty inherent in the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

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

On July 14, 2023, the Court issued an order approving the settlement as fair and reasonable and in the best interests of the Plaintiff, the certified class, the Company, and its stockholders and entered the order and final judgment dismissing the case with prejudice. This settlement resolves all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation.

The amount to be paid by the Company is fully accrued and reflected in Other accrued liabilities on the Company's Condensed Consolidated Balance Sheets at June 30, 2023. The Company has also accrued a probable loss recovery related to settlement proceeds of $4.2 million in Other Accounts Receivable on the Company's Condensed Consolidated Balance Sheets

and in Advisory fees and settlement costs in the Company's Condensed Consolidated Statements of Operations at June 30, 2023.

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

NOTE 18 – COMPREHENSIVE LOSS

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first and second quarters of 2023 and 2022 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	—	4,592
Reclassification of AOCI to net (loss) income	—	223	223
Net other comprehensive income	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)
Other comprehensive income before reclassifications	3,527	—	3,527
Reclassification of AOCI to net (loss) income	—	222	222
Net other comprehensive income	3,527	222	3,749
Balance at June 30, 2023	$(62,214)	$(2,008)	$(64,222)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net loss	—	593	593
Net other comprehensive (loss) income	(4,285)	593	(3,692)
Balance at March 31, 2022	$(59,784)	$(2,730)	$(62,514)
Other comprehensive loss before reclassifications	(6,634)	—	(6,634)
Reclassified from AOCI to net loss	—	(198)	(198)
Net other comprehensive loss	(6,634)	(198)	(6,832)
Balance at June 30, 2022	$(66,418)	$(2,928)	$(69,346)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Pension and post retirement adjustments, net of tax	Benefit plans, net	222	(198)	445	395
	Net (loss) income	$222	$(198)	$445	$395

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

(in thousands)
Available-for-sale securities	June 30, 2023	Level 1	Level 2
Corporate notes and bonds	$3,306	$3,306	$—
Mutual funds	651	—	651
United States Government and agency securities	3,495	3,495	—
Total fair value of available-for-sale securities	$7,452	$6,801	$651

(in thousands)
Available-for-sale securities	December 31, 2022	Level 1	Level 2
Corporate notes and bonds	$4,154	$4,154	$—
Mutual funds	612	—	612
United States Government and agency securities	4,023	4,023	—
Total fair value of available-for-sale securities	$8,789	$8,177	$612

Available-For-Sale Securities

The Company's investments in available-for-sale securities are presented in Other assets on its Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above for a discussion of the Company's senior notes. The fair value of the senior notes is based on readily available quoted market prices as of June 30, 2023.

(in thousands)	June 30, 2023
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$193,034	$187,630
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$129,633

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
•Revolving Debt. The Company bases the fair values of debt instruments on quoted market prices. Where quoted prices are not available, the Company bases the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Company's Revolving Debt approximated their carrying value at June 30, 2023.

•Warrants. The fair value of the warrants was established using the Black-Scholes option pricing model value approach.

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company believes transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 31.6% of the Company's outstanding common stock as of June 30, 2023.

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

The Company entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as its Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.4 million for the three and six months ended ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended ended June 30, 2022.

As described in Note 17, on June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. Of the total $9.5 million settlement amount, the Company will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and customary settlement costs and expenses, will be paid to shareholders of the Company, excluding any Defendant in the Stockholder Litigation. The settlement of this matter remains subject to court approval and the amount to be paid by the Company is fully accrued at June 30, 2023.

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

On March 31, 2021, the Company entered into a sales agreement with B. Riley Securities, Inc., a related party, in which the Company may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due

2026 to or through B. Riley Securities, Inc., as described in Note 12. As of March 31, 2023, the Company paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering.

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

NOTE 21 – ACQUISITIONS AND DIVESTITURES

Acquisitions
Fossil Power Systems

On February 1, 2022, the Company acquired 100% ownership of Fossil Power Systems, Inc. (“FPS”) for approximately $59.2 million. The consideration paid included a hold-back of $5.9 million, payable twenty-four months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Company's Condensed Consolidated Balance Sheets in Restricted cash and cash equivalents and other accrued liabilities. Of the $5.9 million hold-back, $2.8 million was paid during the six months ended June 30, 2023.

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

Optimus Industries

On February 28, 2022, the Company acquired 100% ownership of Optimus Industries, LLC for approximately $19.2 million. Optimus Industries designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus Industries is reported as part of the Company's B&W Thermal segment.

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

Divestitures

On June 30, 2022, the Company sold development rights related to a future solar project for $8.0 million. In conjunction with the sale, the Company recognized a $6.2 million gain on sale. The Company recorded $5.1 million in outstanding receivables related to the transaction within Accounts receivable – other in the Company's Condensed Consolidated Balance Sheets at June 30, 2023.

NOTE 22 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company adopted the following accounting standard during the first six months of 2023:

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

There were no new accounting standards adopted during the quarter ended June 30, 2023.

NOTE 23 – SUBSEQUENT EVENTS

As described further in Note 17 - Contingencies, Stockholder Derivative and Class Action Litigation, the Court in the Stockholder litigation approved the settlement on July 14, 2023, issuing an order approving the settlement as fair and reasonable and in the best interests of the Plaintiff, the certified class, the Company, and its stockholders and entered the order and final judgment dismissing the case with prejudice.

On June 27, 2023, the Company entered into an amendment, with a customer, the purpose of which was to amend clauses related to the Escrow Agreement. This amendment replaces the cash escrow of approximately $11.0 million with an amended bank guaranty, increasing that guaranty by approximately $8.7 million. The bank guaranty increase occurred on August 3, 2023 and the escrow was released, and the Company received the approximately $11.0 million of, now unrestricted, cash on August 3, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. See also "Cautionary Statement Concerning Forward-Looking Information" herein.

Second Quarter 2023 Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility and supply chain disruptions that continued to have an impact during the first six months of

2023. The Company has also observed significant delays and disruptions of its service and material providers and negative impacts to pricing of certain products. These delays and disruptions have had, and could continue to have, an adverse impact on the Company’s ability to meet customers’ demands. The Company continues to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to the Company’s operating results cannot be reasonably estimated.

BUSINESS OVERVIEW

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 150 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost-effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, solar construction and installation, biomass-to-energy and black liquor systems for the pulp and paper industry. B&W’s leading technologies support a circular economy, diverting waste from landfills to use for power generation or district heating and replacement of fossil fuels, while recovering metals and reducing emissions. To date, the Company has installed over 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers. Additionally, the Company has installed more than 200MW of utility- and community-scale solar projects in North America.
•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste to energy, biomass, carbon black, and industrial steam generation applications around the world. B&W’s broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. The Company's ClimateBright family of products including SolveBright, OxyBright, BrightLoop and BrightGen, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and other ready for commercial demonstration.
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

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:

•Climate change initiatives promoting environmental policies which include renewable energy options utilizing waste-to-energy or biomass-to-energy to meet legislative requirements and clean energy portfolio standards in the United States, European, Middle East and Asian markets
•Governmental requirements for environmental improvements in various global markets
•expectation of future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries
•prices for electricity, along with the cost of production and distribution including the cost of fuels within the United States, Europe, Middle East and Asian based countries
•Demand for electricity and other end products of steam-generating facilities
•Level of capacity utilization at operating power plants and other industrial uses of steam production;
•Requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage
•Prices of and access to materials, particularly as a result of rising inflation and supply chain disruptions
•Overall strength of the industrial industry
•Ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles, power demand in their operating territory, and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues:
B&W Renewable segment	$98,891	$75,227	$23,664	$199,003	$143,188	$55,815
B&W Environmental segment	48,690	31,612	17,078	88,130	66,560	21,570
B&W Thermal segment	158,010	116,305	41,705	277,246	218,544	58,702
Eliminations	(404)	(2,125)	1,721	(1,945)	(3,224)	1,279
	$305,187	$221,019	$84,168	$562,434	$425,068	$137,366

Three Months Ended June 30, 2023 and 2022

Revenues increased by $84.2 million to $305.2 million in the three months ended June 30, 2023 compared to $221.0 million in the three months ended June 30, 2022. The increase is primarily attributable to higher volumes in our Renewable segment due to B&W Renewable Services and our Solar based business, higher overall volume in our Environmental segment and due to Thermal segment volume increasing due to a higher level of construction and parts activity. Segment specific changes are discussed in further detail in the sections below.

Net loss increased by $2.0 million to $5.0 million in the three months ended June 30, 2023 as compared to net loss of $3.0 million in the three months ended June 30, 2022. The increase in net loss recorded in 2023 is a result of a one time gain, in 2022, of $7M as well as a higher pension benefit, also in 2022, of $7.4M. Operating income increased by $3.3 million to $7.0 million in the comparable three-month periods ended June 30, 2023 and June 30, 2022.

Six Months Ended June 30, 2023 and 2022

Revenues increased by $137.4 million to $562.4 million in the six months ended June 30, 2023 compared to $425.1 million in the six months ended June 30, 2022. The increase is primarily attributable to higher volumes in our Renewable segment due to B & W Renewable services and our project-based business, higher overall volume in our Environmental segment and due to Thermal segment volume increasing due to a higher level of construction and parts activity. Segment specific changes are discussed in further detail in the sections below.

Net loss increased by $5.8 million to $17.5 million as compared to a net loss of $11.7 million in the six months ended June 30, 2022. The increase in net loss recorded in 2023 is a result of a one time gain, in 2022, of $7M as well as a higher pension benefit, also in 2022, of $7.4M. Operating income increased by $11.5 million in the comparable six-month periods ended June 30, 2023 and June 30, 2022 to $8.3 million.

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

The following tables include total bookings for the current and prior year quarter-to-date and year-to-date.

	Three Months Ended June 30,		Six Months Ended June 30,
(in approximate millions)	2023	2022	2023	2022
B&W Renewable	$76	$59	$174	$160
B&W Environmental	35	35	100	72
B&W Thermal	90	151	194	252
Other/eliminations	(10)	—	(11)	—
Total Bookings	$191	$245	$457	$484

The following tables include total backlog at the end of the quarter, compared to the same period in the prior year.

	As of June 30,
(in approximate millions)	2023	2022
B&W Renewable(1)	$216	$282
B&W Environmental	162	127
B&W Thermal	191	193
Other/eliminations	(3)	(1)
Total Backlog	$567	$601
(1)     B&W Renewable backlog has been adjusted downward $53 million and $129.7 million at June 30, 2023 and June 30, 2022 respectively to remove O&M contracts that are recognized as disposed.

Of the backlog at June 30, 2023, we expect to recognize revenues as follows:

(in approximate millions)	2023	2024	Thereafter	Total
B&W Renewable	$131	$66	$20	$217
B&W Environmental	89	45	27	161
B&W Thermal	116	55	20	191
Other/eliminations	(2)	—	—	(2)
Expected revenue from backlog	$334	$166	$67	$567

Changes in Contract Estimates

During the three and six-month periods ended June 30, 2023 and 2022, the Company recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$2,060	$5,348	$8,285	$8,689
Decreases in gross profit for changes in estimates for over time contracts	(4,994)	(2,612)	(10,747)	(5,474)
Net changes in gross profit for changes in estimates for over time contracts	$(2,934)	$2,736	$(2,462)	$3,215

Non-GAAP Financial Measures

The Company uses non-GAAP financial measures internally to evaluate its performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation, the Company believes that its presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting its financial condition and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented is consistent with the way the Company's chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The Company presented consolidated Adjusted EBITDA because it believes it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of the Company's revenue generating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	(5,012)	$(2,994)	(17,487)	$(11,678)
Interest expense	12,497	12,058	26,926	24,382
Income tax (benefit) expense	1,861	(1,355)	2,351	(125)
Depreciation & amortization	5,967	5,736	11,332	11,938
EBITDA	15,313	13,445	23,122	24,517

Benefit plans, net	138	(7,403)	247	(14,855)
(Gain) loss on sales of certain assets, net	(602)	(117)	335	(137)
Stock compensation	2,271	475	5,498	1,794
Restructuring activities and business services transition costs	1,022	1,754	1,982	4,442
Settlement and related legal costs	—	3,911	(3,009)	6,439
Advisory fees for settlement costs and liquidity planning	—	879	546	1,911
Acquisition pursuit and related costs	105	1,350	239	2,193
Product development (1)	1,048	991	2,418	1,843
Foreign exchange	(1,154)	4,296	(693)	1,211
Financial advisory services	—	352	—	727
Contract Disposal	2,693	2,282	4,080	3,157
Contract step-up purchase price adjustment	—	—	—	1,745
Other -net	1,046	675	1,307	798

Adjusted EBITDA	$21,880	$22,890	$36,072	$35,785
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period
.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA
B&W Renewable segment - Adjusted EBITDA	$500	$11,151	$5,440	$13,481
B&W Environmental segment - Adjusted EBITDA	3,394	591	5,300	2,030
B&W Thermal segment - Adjusted EBITDA	24,367	16,361	38,100	30,515
Corporate	(5,488)	(4,226)	(10,568)	(8,599)
Research and development	(893)	(987)	(2,200)	(1,642)
Total Adjusted EBITDA	$21,880	$22,890	$36,072	$35,785

Items Excluded from Adjusted EBITDA

Pension and Other Postretirement Benefit Plans

The Company recognizes benefits from defined benefit and other postretirement benefit plans based on actuarial calculations primarily because the expected return on assets is greater than the service cost. Service cost is low because plan benefits are frozen except for a small number of hourly participants.

Pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of current or future MTM adjustments. Such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for other postretirement benefit plans during the three and six months ended June 30, 2023 and 2022, respectively.

Refer to Note 11 to the Condensed Consolidated Financial Statements for further information regarding the pension and other postretirement plans.

(Gain) Loss on sales of certain assets, net

The company at times will sell or dispose of certain assets that are unrelated to the current or future operations of the Company, therefore, the Company believes it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business.

(Gain) Loss on sales of certain assets, net was a loss of $0.6 million and $0.1 million in the three months ended June 30, 2023 and 2022, respectively
(Gain) Loss on sales of certain assets, net was a gain of $0.3 million and a loss of $0.1 million in the six months ended June 30, 2023 and 2022, respectively

Stock Compensation

The grant date fair value of stock compensation varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This may make the impact from this form of compensation on our current financial results difficult to compare to previous and future periods; therefore, the Company believes it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

Expenses related to restricted stock units "("RSU's") are recorded at the Corporate level and are recognized on a straight-line basis over a 3-year vesting period, except for Market Based restricted stock units which are recognized over a derived service period.

Stock Compensation was $2.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively.
Stock Compensation was $5.5 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

Restructuring Activities and Business Services Transition Costs

Restructuring and Transition costs across our business units and corporate functions resulted in $1.0 million and $1.8 million of expense in the three months ended June 30, 2023 and 2022, respectively. Expenses were $2.0 million and $4.4 million in the six months ended June 30, 2023 and 2022, respectively. The costs for the three months ended June 30, 2023 are driven by restructuring costs to close one of our production facilities in our Monterrey location, while the costs in the prior year were associated with transition costs from technology implementations across the Company. The decrease in the six months ended June 30, 2023 were a result of the previously mentioned technology implementations ending in the prior year, partially offset by the production facility closure in the current year.

Restructuring costs primarily consist of severance and related costs to actions taken as part of the Company’s strategic, market-focused organizational and re-branding initiative. Transition costs primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Settlement and Related Legal Costs

Settlement costs decreased from $3.9 million in the prior year quarter to zero in the current year, and was a recovery of $3.0 million compared to expense of $6.4 million for the six months ended June 30, 2023 when compared to the same period in the prior year. See Note 17 for more details. This is excluded from Adjusted EBITDA because the Company believes that they often relate to events that may have occurred in prior or multiple periods, do not occur in or reflect the ordinary course of business and are inherently unpredictable in timing and amount.

Advisory Fees for Settlement Costs and Liquidity Planning

There were no advisory fees in the current year quarter, compared to $0.9 million in the prior year quarter, and decreased from $1.9 million to $0.5 million for the six months ended June 30, 2023 when compared to the same period in the prior year.

Product Development

Our product development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness, reduce performance risk of our products to better meet our and our customers’ expectations and to further develop our ClimateBright portfolio. Product development expenses totaled $1.0 million and $1.0 million in the three months ended June 30, 2023 and 2022, respectively. Expenses were $2.4 million in the six months ended June 30, 2023 as compared to $1.8 million of expense in the comparable period of 2022. The increased resulted primarily from timing of specific development efforts. These expenses do not include our activities related to our BrightLoop commercialization plant. Management excludes these expenses from Adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

Foreign Exchange

We translate assets and liabilities of our foreign operations into United States dollars at current exchange rates, and we translate items in our statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). The Company reports foreign currency transaction gains and losses in the Condensed Consolidated Statements of Operations. Management excludes these expenses from Adjusted EBITDA as they do not reflect the ordinary course of business and are inherently unpredictable in timing and amount.

Foreign exchange was income of $1.2 million for the three months ended June 30, 2023 and a loss of $4.3 million for the same period in 2022, respectively. Foreign exchange was a gain of $0.7 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

Contract Disposal

The Company is in the process of exiting its only remaining fixed fee Operational and Maintenance Contract in our Renewable segment. A similar contract was exited as of December 31, 2022. For the three and six months ended June 30, 2023 the net loss on this contract totaled $2.7 million and $4.1 million, respectively. The company believes it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the business. Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

Segment Results

B&W Renewable Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$98,891	$75,227	$23,664	$199,003	$143,188	$55,815
Adjusted EBITDA	$500	$11,151	$(10,651)	$5,440	$13,481	$(8,041)

Three Months Ended June 30, 2023 and 2022

Revenues in the B&W Renewable segment increased 31% or $23.7 million, to $98.9 million in the three months ended June 30, 2023 compared to $75.2 million in the three months ended June 30, 2022. The increase in revenue is primarily due to higher volume associated with our Renewable Service and Solar businesses.

Adjusted EBITDA in the B&W Renewable segment decreased $10.7 million, to $0.5 million in the three months ended June 30, 2023 compared to income of $11.2 million in the three months ended June 30, 2022 primarily due to a $7.0 million gain from the sale related to development rights of a future solar project that occurred in the prior year as well as contract losses associated with B&W Solar.

Six Months Ended June 30, 2023 and 2022

Revenues in the B&W Renewable segment increased 39% from $143.2 million to $199.0 million in the six months ended June 30, 2023 compared to the same period in 2022. The increase in revenue is primarily due to higher volume associated with our Renewable Service, New Build Waste to Energy projects and Solar business.

Adjusted EBITDA in the B&W Renewable segment decreased $8.0 million, to $5.4 million in the six months ended June 30, 2023 compared to income of $13.5 million in the six months ended June 30, 2022 primarily due to a $7.0 million gain on a sale related to the development rights of a future solar project that was sold in the prior year.

B&W Environmental Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$48,690	$31,612	$17,078	$88,130	$66,560	$21,570
Adjusted EBITDA	$3,394	$591	$2,803	$5,300	$2,030	$3,270

Three Months Ended June 30, 2023 and 2022

Revenues in the B&W Environmental segment increased 54%, or $17.1 million to $48.7 million in the three months ended June 30, 2023 compared to $31.6 million in the three months ended June 30, 2022. The increase is primarily driven by higher overall volume of dry cooling technology projects.

Adjusted EBITDA in the B&W Environmental segment was $3.4 million in the three months ended June 30, 2023 compared to $0.6 million in the three months ended June 30, 2022. The increase is primarily driven by higher revenue volume described above.

Six Months Ended June 30, 2023 and 2022

Revenues in the B&W Environmental segment increased 32%, or $21.6 million to $88.1 million in the six months ended June 30, 2023 compared to $66.6 million in the six months ended June 30, 2022. The increased is primarily driven by higher overall volume of dry cooling technology projects, as well as new build environmental projects.

Adjusted EBITDA in the B&W Environmental segment was $5.3 million in the six months ended June 30, 2023 compared to $2.0 million in the six months ended June 30, 2022. The increased is primarily driven by higher revenue volume described above offset with higher levels of shared overhead and SG&A allocated to the segment.

B&W Thermal Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$158,010	$116,305	$41,705	$277,246	$218,544	$58,702
Adjusted EBITDA	$24,367	$16,361	$8,006	$38,100	$30,515	$7,585

Three Months Ended June 30, 2023 and 2022

Revenues in the B&W Thermal segment increased 36%, or $41.7 million to $158.0 million in the three months ended June 30, 2023 compared to $116.3 million in the three months ended June 30, 2022. The revenue increase is attributable to higher level of volume in our construction project business and our package boiler business.

Adjusted EBITDA in the B&W Thermal segment increased $8.0 million to $24.4 million in the three months ended June 30, 2023 compared to $16.4 million in the three months ended June 30, 2022. The increase is primarily driven by higher revenue volume described above as well as project performance.

Six Months Ended June 30, 2023 and 2022

Revenues in the B&W Thermal segment increased 27%, from $218.5 million to $277.2 million in the six months ended June 30, 2023 compared to $218.5 million in the six months ended June 30, 2022. The increase is attributable to higher level of volume in our construction project business and our package boiler business.

Adjusted EBITDA in the B&W Thermal segment increased $7.6 million from $30.5 million to $38.1 million in the six months ended June 30, 2023 compared to $30.5 million in the six months ended June 30, 2022. The increase is primarily driven by higher revenue volume described above as well as project performance.

Corporate Costs in Adjusted EBITDA

This includes SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.3 million to $5.5 million in three months ended June 30, 2023 as compared to $4.2 million incurred in the three months ended June 30, 2022. Corporate costs decreased $2.0 million to $10.6 million in the six months ended June 30, 2023 compared to $8.6 million in the six months ended June 30, 2022

Other Factors Affecting Operating Results

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Components associated with borrowings from:
Senior Notes	$6,425	$6,114	$12,753	$12,329
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,164	1,168	2,148	2,228
Senior Notes	630	650	1,249	1,292
	1,794	1,818	3,397	3,520

Components associated with borrowings from:
Lease liabilities	597	697	1,321	1,405
Other interest expense	2,360	2,033	6,367	4,675
	2,957	2,730	7,688	6,080

Total interest expense	$11,176	$10,662	$23,838	$21,929

Interest expense for the three and six months ended June 30, 2023 is consistent with the same periods from the prior year as a result of minimal changes in the Company's mix of borrowings during that time.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	2023	2022	$ Change
Income (loss) before income tax expense	$(3,151)	$(4,349)	$1,198	$(15,136)	$(11,803)	$(3,333)
Income tax expense (benefit)	$1,861	$(1,355)	$3,216	$2,351	$(125)	$2,476
ETR	(59.1)%	31.2%		(15.5)%	1.1%

Our income tax expense in the first six months of 2023 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the first six months of 2023 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, Italy) where the Company anticipates a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, the Company excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Depreciation and Amortization

Depreciation expense was $2.7 million and $2.6 million in the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $5.8 million and $4.8 million in the six months ended June 30, 2023 and 2022, respectively.

Amortization expense was $3.2 million and $3.1 million in the three months ended June 30, 2023 and 2022, respectively.
Amortization expense was $5.6 million and $7.1 million in the six months ended June 30, 2023 and 2022, respectively.

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

Cash and Cash Flows

At June 30, 2023, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $83.9 million and we had total debt of $358.2 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $35.4 million of our total unrestricted cash and cash equivalents at June 30, 2023. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $11.2 million of restricted cash at June 30, 2023 related to collateral for certain letters of credit. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.

Cash used in operations was $22.3 million in the six months ended June 30, 2023, which is primarily attributable to the year-to-date net loss of $17.5 million. Cash used in operations was $63.6 million in the six months ended June 30, 2022, which is primarily represented in the $17.5 million change in postretirement and employee benefit liabilities and the remaining $26.9 million of net decrease in operating cash outflows associated with unfavorable changes in working capital.

Cash flows from investing activities used net cash of $4.2 million in the six months ended June 30, 2023, primarily due to capital expenditures. Cash flows from investing activities used net cash of $65.6 million in the six months ended June 30, 2022, primarily related to the acquisitions of Fossil Power Systems and Optimus Industries of $64.9 million combined with $2.7 million of capital expenditures.

Cash flows used in financing activities of $4.2 million in the six months ended June 30, 2023, primarily related to the payment of the preferred stock dividend of $7.4 million. Cash flows from financing activities used $15.6 million in the six months ended June 30, 2022 and were primarily due to the payment of the preferred stock dividend of $7.4 million, partially offset by the issuance of common stock of $2.0 million.

Debt Facilities

As described in the Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, on June 30, 2023, we entered into the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”).The obligations of the Company under each of the Debt Facilities are guaranteed by certain existing and future domestic and foreign subsidiaries of the Company. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to the Company’s obligations under the Reimbursement Agreement, as described below. The Company expects to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. As of June 30, 2023, the Company had $6.0 million outstanding in revolving debt. For the six months ended June 30, 2023 the Company has borrowed $14.0 million under the Revolving Credit Agreement. and under the Letter of Credit Agreement, usage consisted of $15.0 million of financial letters of credit and $88.9 million of performance letters of credit.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain subsidiaries of the Company that are primarily outside of the United States have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of June 30, 2023 was $52.2 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $32.9 million as of June 30, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $64.6 million are subject to foreign currency revaluation.

The Company has posted surety bonds to support contractual obligations to customers relating to certain contracts. The Company utilizes bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should the Company fail to perform its obligations under its applicable contracts. The Company, and certain of its subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of its contracting activity. As of June 30, 2023, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $278.2 million. The aggregate value of the letters of credit backstopping surety bonds was $12.3 million.

The Company's ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, the ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of June 30, 2023, the Company had Loans payable of $21.6 million, net of debt issuance costs of $0.6 million, of which $4.4 million is classified as current, and $17.2 million as long term loans payable on the Company's Consolidated Balance

Sheet. Included in these amounts, the company had approximately $12.8 million, net of debt issuance costs of $0.6 million, related to sale-leaseback financing transactions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at June 30, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the Company's unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in the Company's Annual Report for the year ended December 31, 2022. There have been no significant changes to the Company's policies during the six months ended June 30, 2023.

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

Based on the evaluation referred to above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures are effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. The Company has not experienced any material impact to its internal controls over financial reporting. The Company is continually monitoring and assessing these situations on its internal controls to ensure their operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, the Company acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended June 30, 2023. The Company does not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2023	—	$—	—	$—
May 2023	156	$5.64	—	$—
June 2023	—	$—	—	$—
Total	156	$5.64	—	$—
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

10.1
Amendment No. 4 to Revolving Credit, Guaranty and Security Agreement, dated as of June 26, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 30, 2023 (File No. 001-36876)).

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

BABCOCK & WILCOX ENTERPRISES, INC.

August 8, 2023	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)