Form 10-Q
period 2023-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2023-11-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at November 3, 2023 was 89,371,408.
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

These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, among other things, the impact of global macroeconomic conditions, including inflation and volatility in the capital markets; the impact of our divestiture of Babcock & Wilcox Solar Energy, Inc.("Babcock & Wilcox Solar", "B&W Solar"); the refinancing of our senior debt; our ability to integrate acquired businesses and the impact of those acquired businesses on our cash flows, results of operations and financial condition, including our recent acquisitions of Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S ("VODA"), Fossil Power Systems, Inc. ("FPS"), Optimus Industries, LLC ("Optimus") and certain assets of Hamon Research-Cottrell, Inc; our recognition of any asset impairments as a result of any decline in the value of our assets or our efforts to dispose of any assets in the future; our ability to obtain and maintain sufficient financing to provide liquidity to meet our business objectives, surety bonds, letters of credit and similar financing; our ability to comply with the requirements of, and to service the indebtedness under, our debt facility agreements; our ability to pay dividends on our 7.75% Series A Cumulative Perpetual Preferred Stock; our ability to make interest payments on our 8.125% senior notes due 2026 and our 6.50% notes due 2026; the highly competitive nature of our businesses and our ability to win work, including identified project opportunities in our pipeline; general economic and business conditions, including changes in interest rates and currency exchange rates; cancellations of and adjustments to backlog and the resulting impact from using backlog as an indicator of future earnings; our ability to perform contracts on time and on budget, in accordance with the schedules and terms established by the applicable contracts with customers; failure by third-party subcontractors, partners or suppliers to perform their obligations on time and as specified; delays initiated by our customers; our ability to successfully resolve claims by vendors for goods and services provided and claims by customers for items under warranty; our ability to realize anticipated savings and operational benefits from our restructuring plans, and other cost savings initiatives; our ability to successfully address productivity and schedule issues in our B&W Renewable, B&W Environmental and B&W Thermal segments; our ability to successfully partner with third parties to win and execute contracts within our B&W Environmental, B&W Renewable and B&W Thermal segments; changes in our effective tax rate and tax positions, including any limitation on our ability to use our net operating loss carryforwards and other tax assets; our ability to successfully manage research and development projects and costs, including our efforts to successfully develop and commercialize new technologies and products; the operating risks normally incident to our lines of business, including professional liability, product liability, warranty and other claims against us; difficulties we may encounter in obtaining regulatory or other necessary permits or approvals; changes in actuarial assumptions and market fluctuations that affect our net pension liabilities and income; our ability to successfully compete with current and future competitors; our ability to negotiate and maintain good relationships with labor unions; changes in pension and medical expenses associated with our retirement benefit programs; social, political, competitive and economic situations in foreign countries where we do business or seek new business; the impact of the ongoing conflicts in Ukraine and the Middle East; the impact of pandemics or other global health crises, and the other factors specified and set forth under "Risk Factors" in our periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K filed on March 16, 2023.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$239,414	$211,669	$772,187	$611,494
Costs and expenses:
Cost of operations	186,034	164,268	603,715	478,221
Selling, general and administrative expenses	45,018	47,582	144,700	130,973
Advisory fees and settlement costs	644	1,198	(1,252)	10,275
Restructuring activities	1,285	359	2,690	351
Research and development costs	898	994	3,130	2,850
Gain on asset disposals, net	(8)	(7)	(26)	(7,106)
Total costs and expenses	233,871	214,394	752,957	615,564
Operating income (loss)	5,543	(2,725)	19,230	(4,070)
Other expense:
Interest expense	(13,416)	(11,098)	(37,248)	(32,689)
Interest income	301	103	892	161
Benefit plans, net	(56)	7,424	(304)	22,279
Foreign exchange	(4,935)	(2,007)	(4,242)	(3,218)
Other income (expense) – net	(43)	454	(675)	(162)
Total other expense, net	(18,149)	(5,124)	(41,577)	(13,629)
Loss before income tax (benefit) expense	(12,606)	(7,849)	(22,347)	(17,699)
Income tax (benefit) expense	(331)	4,902	2,020	4,777
Loss from continuing operations	(12,275)	(12,751)	(24,367)	(22,476)
Loss from discontinued operations, net of tax	(104,485)	(7,815)	(109,880)	(9,768)
Net loss	(116,760)	(20,566)	(134,247)	(32,244)
Net (income) loss attributable to non-controlling interest	(124)	2,800	(221)	3,647
Net loss attributable to stockholders	(116,884)	(17,766)	(134,468)	(28,597)
Less: Dividend on Series A preferred stock	3,714	3,715	11,144	11,145
Net loss attributable to stockholders of common stock	$(120,598)	$(21,481)	$(145,612)	$(39,742)

Basic and diluted loss per share
Continuing operations	$(0.18)	$(0.15)	$(0.40)	$(0.34)
Discontinued operations	(1.17)	(0.09)	(1.24)	(0.11)
Basic and diluted loss per share	$(1.35)	$(0.24)	$(1.64)	$(0.45)

Shares used in the computation of basic and diluted loss per share:	89,125	88,321	88,882	88,115

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(116,760)	$(20,566)	$(134,247)	$(32,244)
Other comprehensive loss:
Currency translation adjustments ("CTA")	(8,669)	(13,344)	(550)	(24,263)

Benefit obligations:
Pension and post retirement adjustments, net of tax	223	198	668	593

Other comprehensive income (loss)	(8,446)	(13,146)	118	(23,670)
Total comprehensive loss	(125,206)	(33,712)	(134,129)	(55,914)
Comprehensive loss attributable to non-controlling interest	—	—	41	959
Comprehensive loss attributable to stockholders	$(125,206)	$(33,712)	$(134,088)	$(54,955)

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$48,369	$76,238
Current restricted cash and cash equivalents	6,505	15,335
Accounts receivable – trade, net	154,113	158,360
Accounts receivable – other	43,610	38,500
Contracts in progress	123,470	118,180
Inventories, net	113,505	102,636
Other current assets	22,843	27,002
Assets held for sale	29,885	21,362
Total current assets	542,300	557,613
Net property, plant and equipment and finance leases	83,646	84,887
Goodwill	100,383	100,437
Intangible assets, net	46,086	51,564
Right-of-use assets	27,781	28,362
Long-term restricted cash	10,232	21,397
Deferred income taxes	4,660	2,968
Other assets	22,191	27,414
Noncurrent assets held for sale	—	68,013
Total assets	$837,279	$942,655

Accounts payable	$144,344	$131,221
Accrued employee benefits	12,165	12,509
Advance billings on contracts	95,379	130,945
Accrued warranty expense	8,527	9,568
Current Portion:
Financing lease liabilities	1,325	1,180
Operating lease liabilities	3,593	3,498
Other accrued liabilities	72,294	54,035
Loans payable	5,266	3,827
Current liabilities held for sale	50,646	24,751
Total current liabilities	393,539	371,534
Senior notes	337,241	335,498
Loans payable, net of current portion	35,082	13,197
Pension and other postretirement benefit liabilities	134,517	136,176
Finance lease liabilities, net of current portion	26,555	27,482
Operating lease liabilities, net of current portion	25,183	25,588
Deferred tax liability	8,615	10,054
Noncurrent liabilities held for sale	—	5,651
Other noncurrent liabilities	18,237	19,564
Total liabilities	978,969	944,744

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares 7,669 at both September 30, 2023 and December 31, 2022	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 89,371 and 88,700 at September 30, 2023 and December 31, 2022, respectively	5,147	5,138
Capital in excess of par value	1,544,766	1,537,625
Treasury stock at cost, 2,135 and 1,868 shares at September 30, 2023 and December 31, 2022, respectively	(115,151)	(113,753)
Accumulated deficit	(1,504,487)	(1,358,875)
Accumulated other comprehensive loss	(72,668)	(72,786)
Stockholders' deficit attributable to shareholders	(142,316)	(2,574)
Non-controlling interest	626	485
Total stockholders' deficit	(141,690)	(2,089)
Total liabilities and stockholders' deficit	$837,279	$942,655

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)
Net loss	—	$—	—	$—	$—	$—	$(5,088)	$—	$76	$(5,012)
Currency translation adjustments	—	—	—	—	—	—	—	3,527	(20)	3,507
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	222	—	222
Stock-based compensation charges	83	—	—	—	2,185	(1)	—	—	—	2,184
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at June 30, 2023	88,828	$5,139	7,669	$77	$1,543,167	$(113,818)	$(1,383,889)	$(64,222)	$526	$(13,020)
Net loss	—	$—	—	$—	$—	$—	$(116,884)	$—	$124	$(116,760)
Currency translation adjustments	—	—	—	—	—	—	—	(8,669)	(24)	(8,693)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	543	8	—	—	1,599	(1,333)	—	—	—	274
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—		(3,714)
Balance at September 30, 2023	89,371	$5,147	7,669	$77	$1,544,766	$(115,151)	$(1,504,487)	$(72,668)	$626	$(141,690)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(8,264)	—	(420)	(8,684)
Currency translation adjustments	—	—	—	—	—	—	—	(4,285)	(41)	(4,326)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	593	—	593
Stock-based compensation charges	52	1	—	—	1,673	(221)	—	—	—	1,453
Dividends to preferred shareholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	86,338	$5,111	7,669	$77	$1,520,545	$(111,155)	$(1,333,133)	$(62,514)	$25,011	$43,942
Net income	—	$—	—	$—	$—	$—	$(2,567)	$—	$(427)	$(2,994)
Currency translation adjustments	—	—	—	—	—	—	—	(6,634)	(71)	(6,705)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	(198)	—	(198)
Stock-based compensation charges	54	1	—	—	1,386	—	—	—	—	1,387
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at June 30, 2022	86,392	$5,112	7,669	$77	$1,521,931	$(111,155)	$(1,339,415)	$(69,346)	$24,513	$31,717
Net income	—	$—	—	$—	$—	$—	$(17,766)	$—	$(2,800)	$(20,566)
Currency translation adjustments	—	—	—	—	—	—	—	(13,344)	(87)	(13,431)
Defined benefit obligations	—	—	—	—	—	—	—	198	—	198
Stock-based compensation charges	2,241	25	—	—	3,347	(2,594)	—	—	—	778
Purchase of Fosler Construction non-controlling interest	—	—	—	—	8,626	—	—	—	(20,735)	(12,109)
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at September 30, 2022	88,633	$5,137	7,669	$77	$1,533,904	$(113,749)	$(1,360,896)	$(82,492)	$891	$(17,128)

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(24,367)	$(22,476)
Net loss from discontinued operations	(109,880)	(9,768)
Net loss	$(134,247)	$(32,244)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	16,491	13,184
Goodwill impairment	56,556	7,224
Change in fair value of contingent consideration	—	(9,567)
Amortization of deferred financing costs and debt discount	3,711	3,864
Amortization of guaranty fee	543	543
Non-cash operating lease expense	4,364	5,698
Loss (gain) on asset disposals	229	(7,165)
Benefit from deferred income taxes	(5,603)	(2,597)
Prior service cost amortization for pension and postretirement plans	668	593
Stock-based compensation	7,175	6,497
Foreign exchange	4,242	3,218
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	4,269	(26,224)
Contracts in progress	2,458	(48,208)
Advance billings on contracts	(29,747)	28,915
Inventories, net	(10,496)	(15,098)
Income taxes	(159)	(2,133)
Accounts payable	28,103	39,639
Accrued and other current liabilities	(4,587)	(10,813)
Accrued contract loss	13,258	3,481
Pension liabilities, accrued postretirement benefits and employee benefits	(2,062)	(27,144)
Other, net	(5,639)	957
Net cash used in operating activities	(50,473)	(67,380)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,546)	(8,947)
Acquisition of business, net of cash acquired	—	(64,914)
Proceeds from sale of business and assets, net	—	2,500
Purchases of available-for-sale securities	(5,263)	(5,006)
Sales and maturities of available-for-sale securities	7,368	8,498
Other, net	(148)	299
Net cash used in investing activities	(8,589)	(67,570)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from financing activities:
Issuance of senior notes	—	5,455
Borrowings on loan payable	97,140	1,342
Repayments on loan payable	(72,502)	(13,863)
Payment of holdback funds from acquisition	(2,798)	—
Payment of preferred stock dividends	(7,428)	(11,145)
Shares of common stock returned to treasury stock	(1,398)	(2,815)
Debt issuance costs	(208)	209
Other, net	(874)	1,736
Net cash provided by (used in) financing activities	11,932	(19,081)
Effects of exchange rate changes on cash	(734)	(3,186)
Net decrease increase in cash, cash equivalents and restricted cash	(47,864)	(157,217)
Cash, cash equivalents and restricted cash at beginning of period	112,970	226,715
Cash, cash equivalents and restricted cash at end of period	$65,106	$69,498

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$48,369	$48,471
Current restricted cash	6,505	9,630
Long-term restricted cash	10,232	11,397
Total cash, cash equivalents and restricted cash at end of period	$65,106	$69,498

Supplemental Cash flow information:
Income taxes paid, net	$4,642	$2,693
Interest paid	$16,685	$19,292
See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” "management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. We have included all adjustments, in the opinion of management, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements. We have eliminated all intercompany transactions and accounts. We have presented the notes to the Condensed Consolidated Financial Statements on the basis of continuing operations, unless otherwise stated. Additionally, certain prior period amounts have been reclassified to conform to the current period presentation in the footnotes to the accompanying unaudited condensed consolidated financial statements.

The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring accruals, required to fairly present the financial position, results of operations, and cash flows for the interim periods. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2023.

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We classify assets and liabilities as held for sale ("disposal group") when our Management, with approval from our Board of Directors, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When we classify a disposal group as held for sale, we test for impairment as follows. First we evaluate for impairment all assets outside those included in goodwill and other long-lived assets. Next, we evaluate goodwill, then the disposal group in its entirety to arrive at a fair value, less cost to sell. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale. When a decision to sell represents a strategic shift impacting our operations and financial results, the disposal group and related operations are reported as discontinued operations. For further discussion see Note 3 - Assets Held for Sale and Discontinued Operations.

Non-controlling interests are presented in the Condensed Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in non-controlling interests are reported as equity in the Condensed Consolidated Financial Statements. Additionally, our Condensed Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and non-controlling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Market Update

We have experienced and may continue to experience, supply chain disruptions driven by any number of events globally, including pandemics, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East), climate change and others. We have also observed significant delays and disruptions of service and material providers and negative impacts to pricing of certain products. These delays and disruptions have had, and could continue to have, an adverse impact on our ability to meet customers’ demands and schedules. We are continuing to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supplying our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.

NOTE 2 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Loss from continuing operations	$(12,275)	$(12,751)	$(24,367)	$(22,476)
Net loss (income) attributable to non-controlling interest	(124)	2,800	(221)	3,647
Less: Dividend on Series A preferred stock	3,714	3,715	11,144	11,145
Loss from continuing operations attributable to stockholders of common stock	(16,113)	(13,666)	(35,732)	(29,974)
Loss from discontinued operations, net of tax	(104,485)	(7,815)	(109,880)	(9,768)
Net loss attributable to stockholders of common stock	$(120,598)	$(21,481)	$(145,612)	$(39,742)

Weighted average shares used to calculate basic and diluted loss per share	89,125	88,321	88,882	88,115

Basic and diluted loss per share:
Continuing operations	$(0.18)	$(0.15)	$(0.40)	$(0.34)
Discontinued operations	$(1.17)	$(0.09)	$(1.24)	$(0.11)
Basic and diluted loss per share	$(1.35)	$(0.24)	$(1.64)	$(0.45)

We incurred a net loss in each of the three and nine month periods ended September 30, 2023 and 2022, therefore the basic and diluted shares are the same.

If we had net income in the three month periods ended September 30, 2023 and 2022, diluted shares would have included an additional 0.3 million and 0.8 million shares, respectively. If we had net income in the nine month periods ended September 30, 2023 and 2022, diluted shares would have also included an additional 0.5 million and 0.9 million shares, respectively.

We excluded 1.9 million and 0.3 million shares related to stock options from the diluted share calculation for the three month periods ended September 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive. We excluded 1.9 million and 0.4 million shares related to stock options from the diluted share calculation from the nine months ended September 30, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

NOTE 3 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event as of September 30, 2023 that required us to immediately perform certain valuations. For goodwill, we performed a quantitative assessment using the income approach (discounted cash flows). The income approach uses the disposal group's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach also uses assumptions based on the disposal group's estimated revenue growth, operating margin, and working capital turnover. As a result of this impairment test, we recognized an impairment of $55.6 million, or the entire balance of goodwill associated with B&W Solar. This impairment has been included in discontinued operations in our Condensed Consolidated Statement of Operations.

The following table summarizes the operating results of the disposal group included in discontinued operations on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues	$(4,709)	$3,201	$24,952	$28,444
Cost of operations	35,377	11,817	65,682	34,264
General and administrative expenses(1)	7,646	(8,226)	11,997	(3,622)
Restructuring expenses	50	—	50	—
Loss (Gain) on asset disposals, net	(98)	(21)	255	(59)
Goodwill impairment	56,556	7,224	56,556	7,224
Total costs and expenses	99,531	10,794	134,540	37,807
Operating loss	(104,240)	(7,593)	(109,588)	(9,363)

Interest expense	(61)	(222)	(67)	(560)
Interest income	—	—	—	162
Other-net	(8)	—	(49)	(7)
Total other expense	(69)	(222)	(116)	(405)

Loss from discontinued operations before tax	(104,309)	(7,815)	(109,704)	(9,768)
Income tax provision	(176)	—	(176)	—
Loss from discontinued operations, net of tax	$(104,485)	$(7,815)	$(109,880)	$(9,768)

(1) General and administrative expenses in 2022 includes $9.6 million related to the change in fair value of contingent consideration.

During the nine months ended September 30, 2023, B&W Solar had total bookings of $46.3 million. On September 30, 2023, B&W Solar had $36.8 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize substantially all of our remaining performance obligations as revenue prior to December 31, 2024.

The following table provides the major classes of assets and liabilities of the disposal group included in assets held for sale and liabilities held for sale in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2023	December 31, 2022
Cash	$26	$490
Contracts in progress	13,408	16,759
Accounts receivable - Trade	6,052	4,111
Other assets, net	113	2
Total Current Assets	19,599	21,362

Net Property, Plant and equipment, and finance lease	2,453	1,476
Intangible assets, net	7,833	8,729
Goodwill	—	56,556
Deferred income taxes	—	176
Right-of-use assets	—	$1,076
Total Noncurrent assets	10,286	68,013
Total assets of disposal group	$29,885	$89,375

Loans payable, current	$484	$—
Operating lease liabilities, current	129	97
Accounts payable	22,915	7,938
Accrued employee benefits	219	24
Advance billings on contracts	8,140	2,484
Other current liabilities	17,306	14,208
Total current liabilities	49,193	24,751

Loans payable, net of current portion	1,314	464
Noncurrent operating lease liabilities	139	995
Other noncurrent liabilities	—	4,192
Total Noncurrent liabilities	1,453	5,651
Total liabilities of disposal group	$50,646	$30,402

Reported as:
Current assets of discontinued operations	$29,885	$21,362
Noncurrent assets of discontinued operations	—	68,013
Total assets of discontinued operations	$29,885	$89,375

Current liabilities of discontinued operations	$50,646	$24,751
Noncurrent liabilities of discontinued operations	—	5,651
Total liabilities of discontinued operations	$50,646	$30,402

The significant components included in our Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Depreciation and amortization of long-lived assets	$952	$2,167
Impairment of goodwill and assets held for sale	56,556	7,224
Loss (gain) on asset disposals	423	(59)
Change in fair value of contingent consideration	—	(9,587)

Changes in operating assets and liabilities:
Accrued contract losses	14,659	12,111
Changes in contracts in progress	3,969	(6,019)
Changes in advance billings on contracts	5,656	1,783
Income taxes	176	—

Purchase of property, plant and equipment	(1,634)	(1,896)

Contract Balances

The loss from discontinued operations, net of tax, totaled $104.5 million and $109.9 million during the three and nine months ended September 30, 2023, respectively. Included in the loss were $44.0 million and $40.8 million in losses from changes in estimated costs to complete twenty three loss contracts during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, accrued liabilities and other included $11.8 million in accrued contract losses on B&W Solar loss contracts.

During 2022, we determined that our B&W Solar reporting unit had projects located in the United States that existed at the time B&W Solar was acquired on September 30, 2021 that generated losses that arose due to the status of certain construction activities, existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As a result, we recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments, which was finalized as of September 30, 2022. We have submitted insurance claims to recover a portion of these losses as of September 30, 2023. During 2022, additional B&W Solar projects became loss contracts, as such, we recorded $13.2 million in net losses from changes in the estimated costs to complete the additional B&W Solar loss contracts. The following represents the components of B&W Solar contracts in progress and advance billings on contracts included in discontinued operations:

Changes in Contract Estimates

During each of the three- and nine-month periods ended September 30, 2023 and 2022, B&W Solar recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$2,917	$—	$5,518	$—
Decreases in gross profit for changes in estimates for over time contracts	(40,948)	(8,537)	(45,237)	(8,537)
Net changes in gross profit for changes in estimates for over time contracts	$(38,031)	$(8,537)	$(39,719)	$(8,537)
Contracts in progress

Contract assets as of September 30, 2023 include approximately $2.0 million for change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation and other proceedings. We believe these amounts are collectible under the applicable contracts. In addition, as of September 30, 2023, in conjunction with our normal periodic assessment relative to certain change orders previously recognized, we adjusted our estimated contract price by approximately $12.5 million due to changes in circumstances that have occurred during the three months ended September 30, 2023.

As of September 30, 2023, we included approximately $3.2 million of change orders and/or claims in transaction prices for certain contracts that were in the process of being resolved in the ordinary course of business, including through negotiation and other proceedings. For the comparable period of September 30, 2022, unapproved change orders were not material. These transaction price adjustments, when earned, are included within contract assets or accounts receivable, net of allowance, as appropriate. We actively engage with customers to complete the final approval process and generally expect these processes to be completed within one year. Amounts ultimately realized upon final agreement by customers could be higher or lower than estimated amounts.

NOTE 4 – SEGMENT REPORTING

Our continuing operations are assessed based on three reportable market-facing segments.

•Babcock & Wilcox Renewable: Cost effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass-to-energy, and black liquor systems for the pulp and paper industry. B&W's leading technologies support a circular economy, diverting waste from landfills to use for power generation or district heating and replacement fossil fuels, while recovering metals and reducing emissions.

•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. B&W's broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.

•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base for installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

An analysis of our continuing operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues:
B&W Renewable segment
B&W Renewable	$37,581	$34,279	$130,879	$89,500
B&W Renewable Services	34,184	30,164	76,305	57,996
Volund	15,314	14,043	49,237	48,936
TOTAL	87,079	78,486	256,421	196,432
B&W Environmental segment
B&W Environmental	24,706	25,773	66,518	56,759
SPIG	18,907	14,521	59,146	40,815
GMAB	2,808	4,332	8,887	13,612
TOTAL	46,421	44,626	134,551	111,186
B&W Thermal segment
B&W Thermal	106,981	91,331	384,227	309,875
TOTAL	106,981	91,331	384,227	309,875

Eliminations	(1,067)	(2,774)	(3,012)	(5,999)
Total Revenues	$239,414	$211,669	$772,187	$611,494

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which our chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
B&W Renewable segment - Adjusted EBITDA	$10,147	$4,500	$19,190	$15,659
B&W Environmental segment - Adjusted EBITDA	5,024	3,082	10,324	5,112
B&W Thermal segment - Adjusted EBITDA	11,322	10,761	49,422	41,276
Corporate	(5,630)	(4,419)	(16,198)	(13,018)
R&D expenses	(897)	(891)	(3,097)	(2,533)
Interest expense	(13,353)	(11,402)	(37,096)	(33,588)
Depreciation & amortization	(4,610)	(4,537)	(14,995)	(14,550)
Benefit plans, net	(56)	7,424	(304)	22,279
Gain on sales, net	8	7	26	106
Settlement and related legal costs	—	(776)	3,009	(7,215)
Advisory fees for settlement costs and liquidity planning	—	(27)	(546)	(1,938)
Stock compensation	(397)	(3,448)	(5,895)	(5,242)
Restructuring expense and business services transition	(1,285)	(1,746)	(3,267)	(6,188)
Acquisition pursuit and related costs	(346)	(2,574)	(585)	(4,768)
Product development	(895)	(757)	(3,313)	(2,600)
Foreign exchange	(4,935)	(2,007)	(4,242)	(3,218)
Financial advisory services	—	(393)	—	(1,121)
Contract disposal	(4,293)	129	(8,373)	(2,582)
Letter of credit fees	(1,961)	(1,144)	(5,639)	(3,003)
Other-net	(449)	369	(768)	(567)
Loss before income tax (benefit) expense	$(12,606)	$(7,849)	$(22,347)	$(17,699)

We do not separately identify or report assets by segment as the CODM does not consider assets by segment to be a critical measure by which performance is measured.

NOTE 5 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We also earn revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 26% and 25% of our revenue for the three months ended September 30, 2023 and 2022, and 24% and 24% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 74% and 75% of our revenue for the three months ended September 30, 2023 and 2022, respectively, and 76% and 76% of the our revenue for the nine months ended September 30, 2023 and 2022, respectively.

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Transaction prices for our contracts may include variable consideration, which comprises items such as change orders, claims and incentives. Our management estimates variable consideration for a performance obligation utilizing estimation methods that it believes best predict the amount of consideration to which we will be entitled. Variable consideration is included in the estimated transaction price if it is probable that when the uncertainty associated with the variable consideration is resolved, there will not be a significant reversal of the cumulative amount of revenue that has been recognized. Management’s estimates of variable consideration and the determination of whether to include estimated amounts in transaction prices are based largely on legal advice, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer and all other relevant information that is reasonably available at the time of the estimate. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue, typically on a cumulative catch-up basis, as such variable consideration, which typically pertains to changed conditions and scope, is generally for services encompassed under the existing contract. To the extent unapproved change orders, claims and other variable consideration reflected in transaction prices are not resolved in our favor, or to the extent incentives reflected in transaction prices are not earned, there could be reductions in, or reversals of, previously recognized revenue.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$53,865	$62,662	$(8,797)	(14)%
Revenues recognized less billings to customers	69,605	55,518	14,087	25%
Contracts in progress	$123,470	$118,180	$5,290	4%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$52,170	$111,159	$(58,989)	(53)%
Costs of revenue recognized less cost incurred	43,209	19,786	23,423	118%
Advance billings on contracts	$95,379	$130,945	$(35,566)	(27)%

Net contract balance	$28,091	$(12,765)	$40,856	320%

Accrued contract losses	$1,245	$180	$1,065	592%

Backlog

On September 30, 2023, we had $506.8 million of remaining performance obligations relating to continuing operations, which we also refer to as total backlog. We expect to recognize approximately 40.2%, 49.9% and 9.9% of our remaining performance obligations as revenue in 2023, 2024 and thereafter, respectively.

Changes in Contract Estimates

During each of the three- and nine-month periods ended September 30, 2023 and 2022, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Increases in gross profit for changes in estimates for over time contracts	$1,494	$1,690	$8,842	$11,343
Decreases in gross profit for changes in estimates for over time contracts	(1,068)	(1,816)	(8,231)	(11,467)
Net changes in gross profit for changes in estimates for over time contracts	$426	$(126)	$611	$(124)

Loss Contracts from Continuing Operations

During the nine months ended September 30, 2023, we recorded $1.1 million in net losses from changes in estimated costs to complete seven B&W Thermal contracts in loss positions.
NOTE 6 – INVENTORIES

Inventories for continuing operations are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials and supplies	$94,198	$87,554
Work in progress	3,995	2,517
Finished goods	15,312	12,565
Total inventories	$113,505	$102,636

NOTE 7 – PROPERTY, PLANT, EQUIPMENT, & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Land	$2,508	$2,481
Buildings	33,985	35,326
Machinery and equipment	153,351	151,606
Property under construction(1)	17,637	11,411
	207,481	200,824
Less accumulated depreciation	146,732	140,289
Net property, plant and equipment	60,749	60,535
Finance leases	30,653	30,549
Less finance lease accumulated amortization	7,756	6,197
Net property, plant and equipment, and finance leases	$83,646	$84,887
(1) Property under construction primarily pertains to the capitalization of costs incurred in the construction of three BrightLoopTM facilities

NOTE 8 - GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

The following summarizes the changes in the net carrying amount of goodwill attributable to continuing operations as of September 30, 2023:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Goodwill	$75,468	$79,825	$69,587	$224,880
Accumulated impairment losses	(49,965)	(74,478)	—	(124,443)
Balance at December 31, 2022	$25,503	$5,347	$69,587	$100,437
Currency translation adjustments	(16)	(6)	(32)	(54)
Balance at September 30, 2023	$25,487	$5,341	$69,555	$100,383

NOTE 9 – INTANGIBLE ASSETS

Intangible assets attributable to continuing operations are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Definite-lived intangible assets(1)
Customer relationships	$58,202	$58,764
Unpatented technology	18,260	18,208
Patented technology	3,622	3,635
Trade name	13,516	13,441
All other	9,998	9,653
Gross value of definite-lived intangible assets	103,598	103,701
Customer relationships amortization	(28,640)	(25,349)
Unpatented technology amortization	(11,362)	(10,013)
Patented technology amortization	(2,998)	(2,891)
Tradename amortization	(6,722)	(6,154)
All other amortization	(9,320)	(9,260)
Accumulated amortization	(59,042)	(53,667)
Net definite-lived intangible assets	$44,556	$50,034
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$46,086	$51,564
(1) We finalized the purchase price allocation for the B&W Renewable Service A/S acquisitions on November 30, 2022. The purchase price allocations for FPS and Optimus were finalized on of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments.

The following summarizes the changes in the carrying amount of intangible assets, net:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$51,564	$33,215
Business acquisitions and adjustments(1) (2)	—	27,412
Amortization expense	(5,375)	(5,148)
Currency translation adjustments	(103)	(4,302)
Balance at end of the period	$46,086	$51,177
(1) During the nine months ended September 30, 2022 we were still in the process of completing the purchase price allocation associated with the B&W Renewable Service A/S, FPS and Optimus acquisitions and as a result, the provisional measurements of goodwill associated with these acquisitions were subject to change.
(2) The purchase price allocations for FPS and Optimus were finalized as of February 1, 2023 and February 28, 2023, respectively. These allocations resulted in several measurement period adjustments during the year ended December 31, 2022 and nine months ended September 30, 2023.

Amortization of intangible assets is included in Cost of operations and SG&A in our Consolidated Statement of Operations but is not allocated to our segment results.

Estimated future intangible asset amortization expense as of September 30, 2023 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2023	1,881
Year ending December 31, 2024	7,172
Year ending December 31, 2025	6,375
Year ending December 31, 2026	5,226
Year ending December 31, 2027	4,569
Thereafter	19,333

NOTE 10 – ACCRUED WARRANTY EXPENSE
We may offer assurance type warranties on products and services that we sell. Changes in the carrying amount of accrued warranty expense are as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	$9,548	$12,925
Additions	4,546	3,410
Expirations and other changes	(3,316)	(3,257)
Payments	(2,190)	(2,159)
Translation and other	(61)	(687)
Balance at end of period	$8,527	$10,232

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

NOTE 11 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges (benefits) in each of the three and nine months ended September 30, 2023 and 2022. The charges (benefits) primarily consist of costs related to actions taken as part of ongoing strategic, market-focused organizational and re-branding initiatives.

The following tables summarize the restructuring activity incurred by segment:

	Three Months Ended September 30,
	2023			2022
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$567	$567	$—	$78	$6	$72
B&W Environmental segment	159	116	43	73	8	65
B&W Thermal segment	559	572	(13)	204	14	190
Corporate	—	—	—	4	1	3
	$1,285	$1,255	$30	$359	$29	$330

	Nine Months Ended September 30,
	2023			2022
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs (benefit)	Other(1)
B&W Renewable segment	$955	$630	$325	$865	$743	$122
B&W Environmental segment	343	117	226	176	27	149
B&W Thermal segment	1,392	575	817	484	130	354
Corporate	—	—	—	(1,174)	(1,227)	53
	$2,690	$1,322	$1,368	$351	$(327)	$678
(1) Other amounts consist primarily of relocation and other costs that are not considered as severance.

Restructuring liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,036	$4,136	$1,615	$6,561
Restructuring expense	1,285	359	2,690	351
Payments	(1,718)	(1,943)	(2,702)	(4,360)
Balance at end of period	$1,603	$2,552	$1,603	$2,552

The payments shown above for the three and nine months ended September 30, 2023 and 2022 relate primarily to severance costs. Accrued restructuring liabilities at September 30, 2023 and 2022 relate primarily to employee termination benefits.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net loss are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022	2023	2022	2023	2022
Interest cost	$11,447	$6,685	$34,462	$19,958	$92	$49	$276	$147
Expected return on plan assets	(11,709)	(14,358)	(35,112)	(42,985)	—	—	—	—
Amortization of prior service cost	53	27	158	82	173	173	519	519
Benefit plans, net (1)	(209)	(7,646)	(492)	(22,945)	265	222	795	666
Service cost included in COS (2)	146	195	435	594	4	5	12	15
Net periodic cost (benefit)	$(63)	$(7,451)	$(57)	$(22,351)	$269	$227	$807	$681
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no mark-to-market ("MTM") adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2023 and 2022.

We made contributions to our pension and other postretirement benefit plans totaling $0.3 million and $1.0 million during the three and nine months ended September 30, 2023 as compared to $1.7 million and $2.5 million during the three and nine months ended September 30, 2022 respectively.

NOTE 13 – DEBT

8.125% Senior Notes

During 2021, we completed sales of $151.2 million aggregate principal amount of our 8.125% senior notes due 2026 (“8.125% Senior Notes”) for net proceeds of approximately $146.6 million. In addition to the completed sales, we issued $35.0 million of 8.125% Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of our then existing Last Out Term Loan Tranche A-3. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum which is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. The 8.125% Senior Notes mature on February 28, 2026.

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

The components of the senior notes at September 30, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,034	$151,440	$344,474
Unamortized deferred financing costs	(3,226)	(4,356)	(7,582)
Unamortized premium	349	—	349
Net debt balance	$190,157	$147,084	$337,241

Revolving Debt

On June 30, 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association, as administrative agent (“PNC”) and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a Reimbursement, Guaranty and Security Agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement”) and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). Our obligations under each of the Debt Facilities are guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. We expect to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. At September 30, 2023, we had $26.6 million outstanding in revolving debt. For the nine months ended September 30, 2023, we had average daily borrowings of $9.1 million and a maximum daily amount outstanding of $30.6 million under the Revolving Credit Agreement. Under the Letter of Credit Agreement, usage consisted of $13.1 million financial letters of credit and of $84.0 million performance letters of credit.

Each of the Debt Facilities has a maturity date of June 30, 2025. The interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1 or 3 month reserve-adjusted Secured Overnight Financing Rate ("SOFR") rate plus 3.0% . The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1 or 3 month reserve-adjusted SOFR plus 7.50%. Under the Letter of Credit Agreement, we are required to pay letter of credit fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Under the Revolving Credit Agreement, we are required to pay letter of credit fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Revolving Credit Agreement and the Letter of Credit Agreement, we are required to pay a facility fee equal to 0.375% per annum of the unused portion of the Revolving Credit Agreement or the Letter of Credit Agreement, respectively. We are permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement shall be subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter.

We have mandatory prepayment obligations under the Reimbursement Agreement upon the receipt of proceeds from certain dispositions or casualty or condemnation events. The Revolving Credit Agreement and Letter of Credit Agreement require mandatory prepayments to the extent of an over-advance.

The obligations under the Debt Facilities are secured by substantially all assets of the Company and each of the guarantors, in each case subject to inter-creditor arrangements. As noted above, the obligations under the Letter of Credit Facility are also secured by the cash collateral provided by MSD and any other cash collateral provider thereunder.

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents require us to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35.0 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, a current ratio of not less than

1.25 to 1.00, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable Debt Agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Debt Documents may become due and payable immediately. We entered into an amendment to the Revolving Credit Agreement on May 9, 2023 which allowed us to exclude certain acquisition-related expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining compliance with certain financial covenants thereunder.

In connection with our entry into the Debt Documents on September 30, 2021, B. Riley, a related party, entered into a Guaranty Agreement in favor of MSD, in its capacity as administrative agent under the Reimbursement Agreement, for the ratable benefit of MSD, the cash collateral providers and each co-agent or sub-agent appointed by MSD from time to time (the “B. Riley Guaranty”). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Reimbursement Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Reimbursement Agreement. Under a fee letter with B. Riley, we agreed to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty. We entered into a reimbursement agreement with B. Riley governing our obligation to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Reimbursement Agreement.

On November 7, 2022 we executed an amendment to our Reimbursement Agreement with MSD which modified certain financial maintenance covenants for future periods beginning with fiscal quarters ending on December 31, 2022. The Fixed Charge Coverage Ratio was amended to 0.55 to 1.0 for the fiscal quarter ending December 31, 2022, 0.65 to 1.00 for the fiscal quarter ending March 31, 2023, 0.80 to 1.00 for the fiscal quarter ending June 30, 2023, 1.15 to 1.00 for the fiscal quarter ending September 30, 2023 and 1.25 to 1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The Senior Net Leverage Ratio was amended to 2.00 to 1.00 for the fiscal quarter ending December 31, 2022, 1.75 to 1.00 for the fiscal quarter ending March 31, 2023, 1.60 to 1.00 for the fiscal quarter ending June 30, 2023, and 1.50 to 1.00 for the fiscal quarter ending September 30, 2023 and thereafter. In addition, the interest rates applicable to the Reimbursement Agreement float at a rate per annum are equal to either (i) the base rate plus 9.0% or (ii) 1 or 3-month reserve-adjusted SOFR plus 10.0%. The amendment also establishes minimum cash flow covenants, as defined, for the fiscal quarter ending December 31, 2022 of $20.0 million and $25.0 million for the fiscal year 2023 and each fiscal year thereafter. In addition, we executed an amendment to our Revolving Credit Agreement with PNC which modified the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ending December 31, 2022, March 31, 2023 and June 30, 2023. The calculation of the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2023 and thereafter will revert to the original calculation as stated in the original Debt Documents. In December 2022, we also deposited $10.0 million with PNC for Letter of Credit collateral to enable MSD to reduce their collateral requirement by $10.0 million.

On March 14, 2023, we, with certain of our subsidiaries as guarantors, certain lenders from time to time party to the Revolving Credit Agreement, and PNC, as administrative agent and swing loan lender to the Revolving Credit, Guaranty and Security Agreement, dated as of September 30, 2021, as amended (the “Amended Revolving Credit Agreement”), entered into the Second Amendment, Waiver and Consent to the Amended Revolving Credit Agreement (the “Second Amended Revolving Credit Agreement”). The Second Amended Revolving Credit Agreement amends the terms of the Amended Revolving Credit Agreement to (i) waive the senior net leverage ratio test for purposes of enacting a Permitted Restricted Payment on Preferred Shares (each as defined in the Second Amended Revolving Credit Agreement) to be made on March 31, 2023; and (ii) replace the use of LIBOR with Term SOFR throughout.

On May 9, 2023, we entered into Amendment No. 3 to the Revolving Credit Agreement which allowed us to exclude certain expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining compliance with certain financial covenants thereunder.

On June 26, 2023, we entered into Amendment No. 4 to the Revolving Credit Agreement, which increased the limit of aggregate amount of all unrestricted cash and cash equivalents permitted to draw on the Amended Revolving Credit Agreement from $30.0 million to $40.0 million.

On November 9, 2023, we entered into Amendment No. 3 to the Reimbursement Agreement (the “Third Amended Reimbursement Agreement”), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on September 30, 2023. The Fixed Charge Coverage Ratio was amended to 1.05 to 1.0 for the fiscal quarters ending September 30, 2023 and December 31, 2023, 1.15 to 1.00 for the fiscal quarters ending March 31, 2024 and June 30, 2024, 1.05 to 1.00 for the fiscal quarter ending September 30, 2024, 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of dividends on preferred equity was amended to 1.46 to 1.00 for the fiscal quarter ending September 30, 2023, 1.30 to 1.00 for the fiscal quarter ending December 31, 2023 and 1.25 to 1.00 for all fiscal quarters thereafter. The Third Amended Reimbursement Agreement also imposes a leverage condition to the payment of dividends on preferred equity, which requires the Company to provide a quality of earnings report and pay a $1.0 million fee to MSD prior to paying a dividend for the fiscal quarter ending December 31, 2023. The Third Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to $10.0 million for the fiscal quarter ending December 31, 2023 and $25.0 million for the fiscal year 2024 and each fiscal year thereafter. The interest rates applicable to the Third Amended Reimbursement Agreement float at a rate per annum are equal to SOFR plus 10% through December 31, 2023, SOFR plus 11% from January 1, 2024 through June 30, 2024 and will increase by 50 basis points as of the first day of each fiscal quarter thereafter. The size of the Cash Collateral Facility under the Third Amended Reimbursement Agreement will step down to $100.0 million following the receipt of the PNC consent (as defined in the Third Amended Reimbursement Agreement), and will step down further to $90.0 million upon reduction in outstanding letters of credit to $90.0 million or less.

On November 9, 2023, we also entered into a letter agreement with a third party financial institution, pursuant to which it agreed to refinance our Debt Facilities (the "Refinance"). The Refinance is intended to reduce our interest expense in the future.

Accordingly, at September 30, 2023, we are in compliance with all financial covenants in the Debt Documents.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Company's Letter of Credit Agreement as of September 30, 2023, was $52.7 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $31.6 million as of September 30, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $61.8 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of September 30, 2023, bonds issued and outstanding under these arrangements in support of our contracts totaled approximately $146.4 million. The aggregate value of the letters of credit backstopping surety bonds was $12.2 million.
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of September 30, 2023, we had Loans payable of $40.4 million, net of debt issuance costs of $0.5 million, of which $5.3 million is classified as current and $35.1 million as long term loans payable on our Consolidated Balance Sheet. Included in these amounts, we had approximately $12.6 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

NOTE 14 – PREFERRED STOCK

In May 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement (the “Underwriting Agreement”) between us and B. Riley Securities, Inc. At the closing, we issued to the public 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of approximately $106.4 million after deducting underwriting discounts and commissions (but before expenses). The Preferred Stock has a par value of $0.01 per share and is perpetual and has no maturity date. The Preferred Stock has a cumulative cash dividend, when and as if declared by our Board of Directors, at a rate of 7.75% per year on the liquidation preference amount of $25.00 per share and payable quarterly in arrears.

On June 1, 2021, we entered into an agreement (the “Exchange Agreement”) and B. Riley, a related party, pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then existing term loans with B. Riley under the Company’s prior A&R Credit Agreement.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in connection with the offer and to or through B. Riley Securities, Inc., from time to time, additional shares of Preferred Stock up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock will have the same terms and have the same CUSIP number and be fungible with, the Preferred Stock issued during May 2021. During 2021, we sold 307,237 shares, or $7.7 million aggregate principal amount of Preferred Stock for $7.7 million net proceeds, under this sales agreement.

The Preferred Stock ranks, as to dividend rights and rights as to the distribution of assets upon our liquidation, dissolution or winding-up: (1) senior to all classes or series of our common stock and to all other capital stock issued by it expressly designated as ranking junior to the Preferred Stock; (2) on parity with any future class or series of our capital stock expressly designated as ranking on parity with the Preferred Stock; (3) junior to any future class or series of our capital stock expressly designated as ranking senior to the Preferred Stock; and (4) junior to all of our existing and future indebtedness.

The Preferred Stock has no stated maturity and is not subject to mandatory redemption or any sinking fund. We will pay cumulative cash dividends on the Preferred Stock when, and if, declared by our Board of Directors, only out of funds legally available for payment of dividends. Dividends on the Preferred Stock will accrue on the stated amount of $25.00 per share of the Preferred Stock at a rate per annum equal to 7.75% (equivalent to $1.9375 per year), payable quarterly in arrears. Dividends on the Preferred Stock declared by our Board of Directors will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

During the nine months ending September 30, 2023, our Board of Directors approved dividends totaling $11.1 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at September 30, 2023, all declared dividends have been paid as of October 2, 2023.

NOTE 15 – COMMON STOCK

On May 19, 2022, our stockholders, upon the recommendation of our Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The Plan Amendment became effective upon such stockholder approval. The Plan Amendment increased the total number of shares of our common stock authorized for award grants under the 2021 Plan from 1,250,000 shares to 5,250,000 shares. The 2021 Plan replaced our Amended and Restated 2015 Long-Term Incentive Plan. In addition to the 5,250,000 shares available for award grant purposes under the 2021 Plan as described above, any shares of our common stock underlying any outstanding award granted under the 2015 Plan that, following May 20, 2021, expires, or is terminated, surrendered, or forfeited for any reason without issuance of such shares shall also be available for the grant of new awards under the 2021 Plan.

On February 12, 2021, we completed a public offering of our common stock pursuant to an underwriting agreement (the “Underwriting Agreement”) dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”). At the closing, we issued to the public 29,487,180 shares of our common stock for gross proceeds of approximately $172.5 million. We received approximately $163.0 million in net proceeds after deducting underwriting discounts and commissions, but before expenses.

NOTE 16 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components associated with borrowings from:
Senior notes	$6,414	$6,385	$19,167	$18,715
U.S. Revolving Credit Facility	$505	—	505	—
	6,919	6,385	19,672	18,715
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,104	1,237	3,252	3,465
Senior notes	638	657	1,887	1,950
	1,742	1,894	5,139	5,415

Components associated with interest from:
Lease liabilities	914	707	2,235	2,112
Other interest expense	3,841	2,112	10,202	6,447
	4,755	2,819	12,437	8,559

Total interest expense	$13,416	$11,098	$37,248	$32,689

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2023	December 31, 2022
Held by foreign entities	$36,712	$46,640
Held by U.S. entities	11,657	29,598
Cash and cash equivalents	48,369	76,238

Reinsurance reserve requirements	608	447
Project indemnity collateral (1)	—	5,723
Bank guarantee collateral	1,743	2,072
Letters of credit collateral (2)	11,205	11,193
Hold-back for acquisition purchase price (3)	2,950	5,900
Escrow for long-term project	231	11,397
Current and Long-term restricted cash and cash equivalents	16,737	36,732
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$65,106	$112,970
(1) We released $5.7 million in project indemnity restricted cash collateral for a letter of credit agreement during the first nine months of 2023.
(2) We paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash on the Condensed Consolidated Balance Sheets. The remainder of the letters of credit are reflected within Restricted cash and cash equivalents.
(3) The purchase price for FPS was $59.2 million, and included an initial hold-back of $5.9 million which was included in Current restricted cash and cash equivalents and Other accrued liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2023, the initial payment was made in the amount of $2.8 million and the remainder is being held in escrow for potential payment of up to the maximum amount until February 2024 if the conditions are met.

The following cash activity is presented as a supplement to the Condensed Consolidated Statements of Cash Flows and is included in Net cash used in operating activities:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Income tax payments, net	$4,642	$2,693

Interest payments - 8.125% Senior Notes due 2026	$11,763	$11,444
Interest payments - 6.50% Senior Notes due 2026	4,922	7,848
Total cash paid for interest	$16,685	$19,292

NOTE 17 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2023, income tax benefit from continuing operations was $(0.3) million, resulting in an effective tax rate of 2.6%. In the three months ended September 30, 2022, income tax expense from continuing operations was $4.9 million, resulting in an effective tax rate of (62.5)%.

In the nine months ended September 30, 2023, income tax expense from continuing operations was $2.0 million, resulting in an effective tax rate of (9.0)% In the nine months ended September 30, 2022, income tax expense from continuing operations was $4.8 million resulting in an effective tax rate of (27.0)%.

Our effective tax rate for the three and nine months ended September 30, 2023 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items relating to continuing operations of $0.8 million and $0.5 million for the three and nine months ended September 30, 2023, which primarily represent withholding taxes and return-to-accrual adjustments. We had unfavorable discrete items relating to continuing operations of $0.7 million and $1.2 million for the three and nine months ended September 30, 2022, which primarily represented withholding taxes.

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
NOTE 18 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, we filed an answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, we and Glatfelter each filed cross-motions for summary judgment. On June 21, 2023, the court granted our motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatfelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price, subject to certain adjustments), and denied Glatfelter’s motion for summary judgment. The case is set for trial in February 2024. We intend to continue to vigorously litigate the action. However, given the uncertainty inherent in the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our condensed consolidated financial condition, results of operations or cash flows.

Stockholder Derivative and Class Action Litigation

On April 14, 2020, a putative B&W stockholder (“Plaintiff”) filed a derivative and class action complaint against certain of our directors (current and former), executives and significant stockholders (collectively, “Defendants”) and B&W (as a nominal defendant). The action was filed in the Delaware Court of Chancery and is captioned Parker v. Avril, et al., C.A. No. 2020-0280-PAF (the “Stockholder Litigation”). Plaintiff alleges that Defendants, among other things, did not properly discharge their fiduciary duties in connection with the 2019 rights offering and related transactions.

On June 10, 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement in principle to resolve the Stockholder Litigation. That settlement agreement includes (i) certain corporate governance changes that B&W is willing to implement in the future, (ii) a total payment of $9.5 million, and (iii) other customary terms and conditions. All attorney’s fees, administration costs, and expenses associated with the settlement of this matter will be deducted from the total payment amount, other than the cost of notice, which will be borne by B&W. Of the total settlement amount, B&W will pay $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC, pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to our shareholders, excluding any Defendant in the Stockholder Litigation. The remaining $4.75 million of the total settlement amount, after the deduction of attorney’s fees and the customary settlement costs and expenses described above, will be paid to B&W from insurance proceeds and the contribution of certain other parties to the Stockholder Litigation to settle the derivative claims asserted by Plaintiff on behalf of B&W.

On July 14, 2023, the Court issued an order approving the settlement as fair and reasonable and in the best interests of the Plaintiff, the certified class, B&W, and our stockholders and entered the order and final judgment dismissing the case with prejudice. The settlement resolved all claims that have been, could have been, could now be, or in the future could, can, or might be asserted in the Stockholder Litigation.

Russian Invasion of Ukraine

We do not currently have contracts directly with Russian entities or businesses and currently do not conduct business in Russia directly. We believe that our only involvement with Russia, or Russian entities, involves sales of products with a trade receivable in the amount of approximately $3.1 million by a wholly-owned Italian subsidiary to non-Russian counterparties who may resell our products to Russian entities or perform services in Russia using our products. We have implemented a restricted party screening process completed by a third party to monitor compliance with trade restrictions. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact our subsidiary’s rights and responsibilities under the contracts and could result in potential losses.

Other

Due to the nature of our business, from time to time, we are involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on prior experience, except as disclosed above, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

NOTE 19 – COMPREHENSIVE LOSS

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the first, second, and third quarters of 2023 and 2022 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	—	4,592
Reclassification of AOCI to net loss	—	223	223
Net other comprehensive income	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)
Other comprehensive income before reclassifications	3,527	—	3,527
Reclassification of AOCI to net loss	—	222	222
Net other comprehensive income	3,527	222	3,749
Balance at June 30, 2023	$(62,214)	$(2,008)	$(64,222)
Other comprehensive loss before reclassifications	$(8,669)	$—	$(8,669)
Amounts reclassified from AOCI to net loss		$223	$223
Net other comprehensive loss	(8,669)	223	(8,446)
Balance at September 30, 2023	$(70,883)	$(1,785)	$(72,668)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(4,285)	—	(4,285)
Reclassified from AOCI to net loss	—	593	593
Net other comprehensive loss	(4,285)	593	(3,692)
Balance at March 31, 2022	$(59,784)	$(2,730)	$(62,514)
Other comprehensive loss before reclassifications	(6,634)	—	(6,634)
Reclassified from AOCI to net loss	—	(198)	(198)
Net other comprehensive loss	(6,634)	(198)	(6,832)
Balance at June 30, 2022	$(66,418)	$(2,928)	$(69,346)
Other comprehensive loss before reclassifications	$(13,344)	$—	$(13,344)
Amounts reclassified from AOCI to net loss	—	198	198
Net other comprehensive loss	(13,344)	198	(13,146)
Balance at September 30, 2022	$(79,762)	$(2,730)	$(82,492)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Pension and post retirement adjustments, net of tax	Benefit plans, net	223	198	668	593
	Net (loss) income	$223	$198	$668	$593

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

Available-For-Sale Securities

Investments in available-for-sale securities are presented in Other assets on the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 5 years.

(in thousands)
Available-for-sale securities	September 30, 2023	Level 1	Level 2
Corporate notes and bonds	$3,292	$3,292	$—
Mutual funds	2	—	2
United States Government and agency securities	3,614	3,614	—
Total fair value of available-for-sale securities	$6,908	$6,906	$2

(in thousands)
Available-for-sale securities	December 31, 2022	Level 1	Level 2
Corporate notes and bonds	$4,154	$4,154	$—
Mutual funds	612	—	612
United States Government and agency securities	4,023	4,023	—
Total fair value of available-for-sale securities	$8,789	$8,177	$612

Senior Notes

See Note 13 above for a discussion of the our senior notes. The fair value of the senior notes is based on readily available quoted market prices as of September 30, 2023.

(in thousands)	September 30, 2023
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$193,034	$183,383
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$126,301

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts that have been reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
•Revolving debt. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Revolving Debt approximated their carrying value at September 30, 2023.

NOTE 21 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.5% of the Company's outstanding common stock as of September 30, 2023.

As described in Note 18, on July 14, 2023, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement which was approved by the court totaling a $9.5 million settlement amount, we paid $4.75 million on behalf of B. Riley Financial, Inc. and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and customary settlement costs and expenses, will be paid to our shareholders, excluding any Defendant in the Stockholder Litigation.

On July 20, 2022, BRF Investments, LLC, an affiliate of B. Riley, a related party exercised 1,541,666.7 warrants to purchase 1,541,666 shares of our common stock at a price per share of $0.01 pursuant to the terms of the warrant agreement between us and B. Riley dated July 23, 2019.

On July 28, 2022, we participated in the sale process of Hamon Holdings Corporation ("Hamon") for which B. Riley Securities, Inc., a related party, has been engaged as Hamon’s investment banker and to serve as advisor to Hamon through a Chapter 11 363 Asset Sale of Hamon’s entire United States business or potential carve-out of any of its four main subsidiaries. We were a successful bidder for the assets of one of those subsidiaries, Hamon Research-Cottrell, Inc. a major provider of air pollution control technology, for approximately $2.9 million.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, on November 19, 2018 and amended the agreement on November 9, 2020 to retain the services of Mr. Kenny Young, to serve as our Chief Executive Officer until December 31, 2023, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. Total fees associated with B. Riley related to the services of Mr. Kenny Young were $0.2 million and $0.6 million for the three and nine months ended September 30, 2023 and 2022, respectively.

The public offering of our 8.125% Senior Notes in February 2021, as described in Note 13, was conducted pursuant to an underwriting agreement dated February 10, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on February 12, 2021, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction costs related to the 8.125% Senior Notes offering.

The public offering of our common stock, as described in Note 15, was conducted pursuant to an underwriting agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the several underwriters. Also on

February 12, 2021, we paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

On February 12, 2021, we and B. Riley entered into the Exchange Agreement pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of 8.125% Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley Financial in the Exchange, as described in Note 13.

On March 31, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, pursuant to which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 13. We paid B. Riley Securities, Inc. $0.6 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock, as described in Note 14, was conducted pursuant to an underwriting agreement dated May 4, 2021, between us and B. Riley Securities, Inc., as representative of several underwriters. At the closing date in May 2021, we paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction cost related to the Preferred Stock offering.

On May 26, 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 14, and paid B. Riley Securities, Inc. $0.4 million for underwriting fees in conjunction with the transaction.

On June 1, 2021, we issued 2,916,880 shares of our 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, a related party, in exchange for a deemed prepayment of $73.3 million of our then existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 14.

On June 30, 2021, we entered into new Debt Facilities, as described in Note 13. In connection with the entry into the Debt Facilities, B. Riley Financial, Inc., an affiliate of B. Riley, has provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement, as described in Note 13. Under a fee letter with B. Riley, we are obligated to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

On July 7, 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, pursuant to which we may sell, from time to time, up to an aggregated principal amount of $76.0 million of Preferred Stock to or through B. Riley Securities, Inc., as described in Note 14. We paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

The public offering of our 6.50% Senior Notes in December 2021, as described in Note 13, was conducted pursuant to an underwriting agreement dated December 8, 2021, between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date on December 13, 2021, we paid B. Riley Securities, Inc. $5.5 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes offering.

On December 17, 2021, B. Riley Financial, Inc. entered into a General Agreement of Indemnity (the "Indemnity Agreement"), between us and AXA-XL [and or] its affiliated associated and subsidiary companies (collectively the “Surety”). Pursuant to the terms of the Indemnity Agreement, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed €30.0 million in connection with our proposed performance on a specified project. In consideration of B. Riley's execution of the Indemnity Agreement we paid B. Riley a fee of $1.7 million following the issuance of the bond by the Surety, which represents approximately 5.0% of the bonded obligations, to be amortized over the term of the agreement.

On December 28, 2021, we received a notice that the underwriters of the 6.50% Senior Notes had elected to exercise their overallotment option for an additional $11.4 million in aggregate principal amount of the Senior Notes. At the closing date on December 30, 2021, we paid B. Riley Securities, Inc. $0.5 million for underwriting fees and other transaction costs related to the 6.50% Senior Notes overallotment.

NOTE 22 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Fossil Power Systems

On February 1, 2022, we acquired 100% ownership of FPS for approximately $59.2 million. The consideration paid included a hold-back of $5.9 million, payable twenty-four months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Condensed Consolidated Balance Sheets in Restricted cash and cash equivalents and other accrued liabilities. Of the $5.9 million hold-back, $2.8 million was paid during the nine months ended September 30, 2023.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the B&W Thermal segment.

We finalized the fair values during the first quarter of 2023 using the discounted cash flow method for the assets acquired and liabilities assumed.

Optimus Industries

On February 28, 2022, we acquired 100% ownership of Optimus for approximately $19.2 million. Optimus designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus is reported as part of the B&W Thermal segment.

We finalized the fair values during the first quarter of 2023 using the discounted cash flow method for the assets acquired and liabilities assumed.

Hamon Holdings Corporation Industries

On July 28, 2022, we acquired certain assets of Hamon Holdings Corporation ("Hamon Holdings") through a competitive sale process, in connection with B. Riley Securities, Inc., a related party. B. Riley Securities, Inc. had been engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. B&W was the successful bidder for certain assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., ("Hamon") a major provider of air pollution control technology, for approximately $2.9 million.

Purchase Price Allocations

The purchase price allocation to assets acquired and liabilities assumed in the acquisitions of FPS and Optimus are detailed in following tables.

	FPS
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
(2) The purchase price allocation was final as of March 31, 2023.

	Optimus
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
(1) Goodwill is calculated as the excess of the purchase price over the net assets acquired. With respect to the Optimus acquisition, goodwill represents Optimus' ability to significantly expand future customer relationships which are not in place today and recognize general cost synergies.
(2) The purchase price allocation was final as of March 31, 2023.

Intangible assets are included in other assets above and consists of the following:

	FPS		Optimus
	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life	Estimated Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Customer Relationships	$20,451	9 years	2,100	10 years
Tradename	787	14 years	220	3 years
Patented Technology	578	12 years	—	—
Unpatented Technology	3,276	12 years	—	—
Total intangible assets(1)	$25,092		$2,320
(1) Intangible assets were valued using the income approach, which includes significant assumptions around future revenue growth, profitability, discount rates and customer attrition. Such assumptions are classified as level 3 inputs within the fair value hierarchy.

Divestitures

On June 30, 2022, we sold development rights related to a future renewable energy project for $8.0 million. In conjunction with the sale, we recognized a $6.2 million gain on sale. We recorded $5.1 million in outstanding receivables related to the transaction within accounts receivable – other in our Condensed Consolidated Balance Sheets at September 30, 2023.

NOTE 23 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

We adopted the following accounting standards during the first nine months of 2023:

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

There were no new accounting standards adopted during the quarter ended September 30, 2023.

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

Third Quarter 2023 Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and supply chain disruptions that continued to have an impact during the first nine months of 2023. We also observed significant delays and disruptions of our service and material providers and negative impacts to pricing of certain products. These delays and disruptions have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

BUSINESS OVERVIEW

B&W is a growing, globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. B&W’s innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Cost effective technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass-to-energy, and black liquor systems for the pulp and paper industry. B&W's leading technologies support a circular economy, diverting waste from landfills to use for power generation or district heating and replacement fossil fuels, while recovering metals and reducing emissions. To date, we have installed 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers.

•Babcock & Wilcox Environmental: A full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. B&W's broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control. Our ClimateBrightTM family of products including SolveBrightTM, OxyBrightTM, BrightLoopTM and BrightGenTM, places us at the forefront of carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and others ready for commercial demonstration.

•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. B&W has an extensive global base for installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

On February 1, 2022, we acquired 100% ownership of Fossil Power Systems, Inc. ("FPS") for approximately $59.2 million. FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. FPS is reported as part of our B&W Thermal segment.

On February 28, 2022, we acquired 100% ownership of Optimus Industries, LLC ("Optimus") for approximately $19.2 million. Optimus designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. Optimus is reported as part of our B&W Thermal segment.

On July 28, 2022, we acquired certain assets of Hamon Holdings Corporation ("Hamon Holdings") through a competitive sale process, in connection with B. Riley Securities, Inc., a related party. B. Riley Securities, Inc. had been engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. We were the successful bidder for certain assets of one of those subsidiaries, Hamon Research-Cottrell, Inc., ("Hamon") a major provider of air pollution control technology, for approximately $2.9 million.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:

•Climate change initiatives promoting environmental policies which include renewable energy options utilizing waste-to-energy or biomass-to-energy to meet legislative requirements and clean energy portfolio standards in the United States, European, Middle East and Asian markets
•Governmental requirements for environmental improvements in various global markets
•Expectation of future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries
•Prices for electricity, along with the cost of production and distribution including the cost of fuels within the United States, Europe, Middle East and Asian based countries
•Demand for electricity and other end products of steam-generating facilities
•Level of capacity utilization at operating power plants and other industrial uses of steam production
•Requirements for maintenance and upkeep at operating power plants to combat the accumulated effects of usage
•Prices of and access to materials, particularly as a result of rising inflation and supply chain disruptions
•Overall strength of the industrial industry
•Ability of electric power generating companies and other steam users to raise capital.

Customer demand is heavily affected by the variations in our customers' business cycles, power demand in their operating territories, and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

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

We continue to explore other cost saving initiatives to improve cash generation and evaluate additional non-core asset sales to continue to strengthen our liquidity. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

DISCONTINUED OPERATIONS

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event as of September 30, 2023 that required us to immediately perform certain valuations. For goodwill, we performed a quantitative assessment using the income approach (discounted cash flows). The income approach uses the disposal group's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach also uses assumptions based on the disposal group's estimated revenue growth, operating margin, and working capital turnover. As a result of this impairment test, we recognized an impairment of $55.6 million, or the entire balance of goodwill associated with B&W Solar. This impairment has been included in discontinued operations in our Condensed Consolidated Statement of Operations.

The impairment on the disposal group in discontinued operations in addition to operating losses on the group, net of tax, totaled $104.5 million and $109.9 million during the three and nine months ended September 30, 2023, respectively. This loss was driven by the impairment charge and additional contract losses during the three and nine months ended September 30, 2023 which totaled $55.6 million and $44.0 million, respectively. B&W Solar had accrued loss contracts totaling $15.7 million and $2.9 million at September 30, 2023 and December 31, 2022, respectively.

RESULTS OF OPERATIONS

Components of Our Results of Continuing Operations

Revenue

Our revenue is the total amount of income generated by our business and consists primarily of income from our renewable, environmental and thermal technology solutions that we provide to a broad range of industrial electric utility and other customers. Revenue from our operations is assessed based on our three market-facing segments, B&W Renewable, B&W Environmental and B&W Thermal.

Operating Income (Loss)

Operating Income (loss) consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

Net Loss

Net loss consists primarily of operating income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans.

Condensed Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues:
B&W Renewable segment	$87,079	$78,486	$8,593	$256,421	$196,432	$59,989
B&W Environmental segment	46,421	44,626	1,795	134,551	111,186	$23,365
B&W Thermal segment	106,981	91,331	15,650	384,227	309,875	$74,352
Eliminations	(1,067)	(2,774)	1,707	(3,012)	(5,999)	$2,987
Total revenues	$239,414	$211,669	$27,745	$772,187	$611,494	$160,693

Three Months Ended September 30, 2023 and 2022

Revenues increased by $27.7 million to $239.4 million in the three months ended September 30, 2023 compared to $211.7 million in the three months ended September 30, 2022. The increase is primarily attributable to higher volumes in our Renewable Services business and progress achieved on a significant construction project within our Thermal segment. The remainder of the increase is primarily attributable to higher volumes in our parts and aftermarket services business within the Thermal segment. Segment specific changes are discussed in further detail in the sections below.

Net loss from continuing operations decreased by $0.5 million to $12.3 million in the three months ended September 30, 2023 as compared to $12.8 million in the three months ended September 30, 2022. The increase in net loss recorded in 2023 is primarily attributable to higher pension benefits in the prior year, coupled with an increase in foreign currency exchange transaction losses. Operating income increased by $8.3 million to income of $5.5 million in the comparable three-month periods ended September 30, 2023 and September 30, 2022. The increase is driven by higher sales of 13% or $27.7 million.

Nine Months Ended September 30, 2023 and 2022

Revenues increased by $160.7 million to $772.2 million in the nine months ended September 30, 2023 compared to $611.5 million in the nine months ended September 30, 2022. The increase is primarily attributable to higher volumes in our Renewable Services business and progress achieved on a significant construction project within our Thermal segment. The remainder of the increase is primarily attributable to higher volumes in our parts and aftermarket services business within the Thermal segment, along with significant progress achieved on a significant project within our Environmental segment. Segment specific changes are discussed in further detail in the sections below.

Net loss from continuing operations increased by $1.9 million to $24.4 million as compared to a net loss of $22.5 million in the nine months ended September 30, 2022. The increase in net loss recorded in 2023 is primarily attributable to higher pension benefits in the prior year, coupled with increases in interest expense in the same period. Operating income increased by $23.3 million in the comparable nine-month periods ended September 30, 2023 and September 30, 2022 to income of $19.2 million.

Bookings and Backlog

Bookings and backlog are our measure of remaining performance obligations under sales contracts. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Backlog can vary significantly from period to period, particularly when large new build projects or operations and maintenance contracts are booked because they may be fulfilled over multiple years. Because we operate globally, our backlog is also affected by changes in exchange rates of foreign currencies each period. We do not include orders of our unconsolidated joint ventures in backlog.

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

The following tables include total bookings for continuing operations for the current and prior year quarter-to-date and year-to-date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in approximate millions)	2023	2022	2023	2022
B&W Renewable	$33	$34	$180	$190
B&W Environmental	54	40	154	112
B&W Thermal	105	130	299	382
Other/eliminations	6	—	(5)	—
Total Bookings	$198	$204	$628	$684

The following tables include total backlog for continuing operations at the end of the quarter, compared to the same period in the prior year.

	As of September 30,
(in approximate millions)	2023	2022
B&W Renewable(1)	$133	$199
B&W Environmental	173	121
B&W Thermal	196	233
Other/eliminations	5	2
Total Backlog	$507	$555
(1)    B&W Renewable backlog has been adjusted downward $119.9 million and $117.1 million at September 30, 2023 and September 30, 2022, respectively, to remove O&M contracts that are recognized as disposed.

Of the backlog at September 30, 2023, we expect to recognize revenues as follows:

(in approximate millions)	2023	2024	Thereafter	Total
B&W Renewable	$55	$65	$13	$133
B&W Environmental	68	79	26	173
B&W Thermal	76	109	11	196
Other/eliminations	5	—	—	5
Expected revenue from backlog	$204	$253	$50	$507

Changes in Contract Estimates

During the three and nine-month periods ended September 30, 2023 and 2022, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Increases in gross profits for changes in estimates for over time contracts	$1,494	$1,690	$8,842	$11,343
Decreases in gross profits for changes in estimates for over time contracts	(1,068)	(1,816)	(8,231)	(11,467)
Net changes in gross profit for changes in estimates for over time contracts	$426	$(126)	$611	$(124)

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

Adjusted EBITDA on a consolidated basis is a non-GAAP metric defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented in this report is consistent with the way the our chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of the our revenue generating segments.

The following discussion of our business segment results of operations includes a discussion of consolidated adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with generally accepted accounting principles (“GAAP”). A reconciliation of net income (loss), the most directly comparable GAAP measure, to adjusted EBITDA is included in “Non-GAAP Financial Measures” below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(116,760)	$(20,566)	$(134,247)	$(32,244)
Loss from discontinued operations, net of tax	(104,485)	(7,815)	(109,880)	(9,768)
Loss from continuing operations	(12,275)	(12,751)	(24,367)	(22,476)
Interest expense	13,353	11,402	37,096	33,588
Income tax (benefit) expense	(331)	4,902	2,020	4,777
Depreciation & amortization	4,610	4,537	14,995	14,550
EBITDA	5,357	8,090	29,744	30,439

Benefit plans, net	56	(7,424)	304	(22,279)
(Gain) loss on sales of certain assets, net	(8)	(7)	(26)	(106)
Stock compensation	397	3,448	5,895	5,242
Restructuring activities and business services transition costs	1,285	1,746	3,267	6,188
Settlement and related legal costs	—	776	(3,009)	7,215
Advisory fees for settlement costs and liquidity planning	—	27	546	1,938
Acquisition pursuit and related costs	346	2,574	585	4,768
Product development (1)	895	757	3,313	2,600
Foreign exchange	4,935	2,007	4,242	3,218
Financial advisory services	—	393	—	1,121
Contract disposal(2)	4,293	(129)	8,373	2,582
Letter of credit fees	1,961	1,144	5,639	3,003
Other -net	449	(369)	768	567
Adjusted EBITDA	$19,966	$13,033	$59,641	$46,496
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA
B&W Renewable segment	$10,147	$4,500	$19,190	$15,659
B&W Environmental segment	5,024	3,082	10,324	5,112
B&W Thermal segment	11,322	10,761	49,422	41,276
Corporate	(5,630)	(4,419)	(16,198)	(13,018)
Research and development	(897)	(891)	(3,097)	(2,533)
Total Adjusted EBITDA	$19,966	$13,033	$59,641	$46,496

Items Excluded from Adjusted EBITDA

Benefit plans, net

We recognize benefits from defined benefit and other postretirement benefit plans based on actuarial calculations primarily because the expected return on assets is greater than the service cost. Service cost is low because plan benefits are frozen except for a small number of hourly participants.

Pension costs also include mark-to-market ("MTM") adjustments from time to time and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of current or future MTM adjustments. Such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for other postretirement benefit plans during either the three or nine months ended September 30, 2023 and 2022.

Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding the pension and other postretirement plans.

(Gain) loss on sales of certain assets, net

We, at times, will sell or dispose of certain assets that are unrelated to our current or future operations, therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business.

Stock compensation

The grant date fair value of stock compensation varies based on the derived stock price at the time of grant, valuation methodologies, subjective assumptions, and reward types. This may make the impact from this form of compensation on our current financial results difficult to compare to previous and future periods; therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

Expenses related to restricted stock units ("RSUs") are recorded at the Corporate level and are recognized on a straight-line basis over a 3-year vesting period, except for Market Based restricted stock units which are recognized over a derived service period.

Stock Compensation was $0.4 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively. Stock Compensation was $5.9 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Restructuring activities and business services transition costs

Restructuring and Transition costs across our business units and corporate functions resulted in $1.3 million and $1.7 million of expense in the three months ended September 30, 2023 and 2022, respectively. Expenses were $3.3 million and $6.2 million in the nine months ended September 30, 2023 and 2022, respectively. The costs for the three months ended September 30, 2023 primarily relate to severance costs, while the costs in the prior year were associated with transition costs from technology implementations across B&W. The decrease in the nine months ended September 30, 2023 relates to a decrease in transition costs in the current year.

Restructuring costs primarily consist of severance and costs related to actions taken as part of our strategic, market-focused organizational and re-branding initiative. Transition costs primarily result from actions taken to outsource certain tasks to offshore service providers or to transfer administrative and compliance tasks to global service providers as part of our strategic efforts to reduce future selling, general and administrative costs. Transition costs are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Settlement and related legal costs

Settlement costs decreased from $0.8 million in the prior year quarter to zero in the current year, and was a recovery of $3.0 million compared to expense of $7.2 million for the nine months ended September 30, 2023 when compared to the same period in the prior year. See Note 18 for more details.

Advisory fees for settlement costs and liquidity planning

Advisory fees decreased from $1.9 million to $0.5 million for the nine months ended September 30, 2023 when compared to the same period in the prior year.

Product development

Our product development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness, reduce performance risk of our products to better meet our and our customers’ expectations and to further develop our ClimateBrightTM portfolio. Product development expenses totaled $0.9 million and $0.8 million in the three months ended September 30, 2023 and 2022, respectively. Expenses were $3.3 million in the nine months ended September 30, 2023 as compared to $2.6 million of expense in the comparable period of 2022. The increase resulted primarily from timing of specific development efforts. These expenses do not include our activities related to our BrightLoopTM commercialization plant. Management excludes these expenses from Adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

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

Foreign exchange was a loss of $4.9 million for the three months ended September 30, 2023 and a loss of $2.0 million for the same period in 2022, respectively. Foreign exchange was a loss of $4.2 million and a loss of $3.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Contract disposal

We are in the process of exiting our only remaining fixed fee Operational and Maintenance Contract in our Renewable segment. A similar contract was exited as of December 31, 2022. For the three and nine months ended September 30, 2023 the net loss on this contract totaled $4.3 million and $8.4 million, respectively, compared to a net gain of $0.1 million and a net loss of $2.6 million for the three and nine months ended September 30, 2022, respectively. We believe it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the ongoing business. Impacts of the disposal of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

Letter of credit fees

Letter of credit fees were $2.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Letter of credit fees were $5.6 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. These amounts represent the incremental financing costs that are not passed along to our customers and are excluded from Adjusted EBITDA as they do not reflect the performance of the business.

Segment Results

B&W Renewable Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$87,079	$78,486	$8,593	$256,421	$196,432	$59,989
Adjusted EBITDA	$10,147	$4,500	$5,647	$19,190	$15,659	$3,531

Three Months Ended September 30, 2023 and 2022

Revenues in the B&W Renewable segment increased 11% or $8.6 million, to $87.1 million in the three months ended September 30, 2023 compared to $78.5 million in the three months ended September 30, 2022. The increase in revenue is primarily due to higher volume associated with our Renewable Service.

Adjusted EBITDA in the B&W Renewable segment increased $5.6 million, to $10.1 million in the three months ended September 30, 2023 compared to $4.5 million in the three months ended September 30, 2022 primarily due to the changes in our revenue described above.

Nine Months Ended September 30, 2023 and 2022

Revenues in the B&W Renewable segment increased 31% from $196.4 million to $256.4 million in the nine months ended September 30, 2023 compared to the same period in 2022. The increase in revenue is primarily due to higher volume associated with our Renewable Service and New Build Waste-to-Energy projects.

Adjusted EBITDA in the B&W Renewable segment increased $3.5 million, to $19.2 million in the nine months ended September 30, 2023 compared to $15.7 million in the nine months ended September 30, 2022 primarily due to an increased volume in Renewable Service and New Build Waste-to-Energy projects.

B&W Environmental Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$46,421	$44,626	$1,795	$134,551	$111,186	$23,365
Adjusted EBITDA	$5,024	$3,082	$1,942	$10,324	$5,112	$5,212

Three Months Ended September 30, 2023 and 2022

Revenues in the B&W Environmental segment increased 4%, or $1.8 million to $46.4 million in the three months ended September 30, 2023 compared to $44.6 million in the three months ended September 30, 2022. The increase is primarily driven by lower volume related to flue gas treatment projects offset by higher overall volume of cooling technology projects.

Adjusted EBITDA in the B&W Environmental segment was $5.0 million in the three months ended September 30, 2023 compared to $3.1 million in the three months ended September 30, 2022. The increase is primarily driven by higher product mix as described above along with favorable close out of a flue gas treatment project.

Nine Months Ended September 30, 2023 and 2022

Revenues in the B&W Environmental segment increased 21%, or $23.4 million to $134.6 million in the nine months ended September 30, 2023 compared to $111.2 million in the nine months ended September 30, 2022. The higher overall volume of cooling technology projects, partially offset by lower volume related to flue gas treatment projects.

Adjusted EBITDA in the B&W Environmental segment was $10.3 million in the nine months ended September 30, 2023 compared to $5.1 million in the nine months ended September 30, 2022. The increase is primarily driven by the changes in product mix described above along with a favorable close out of a flue gas treatment project.

B&W Thermal Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	$ Change	2023	2022	$ Change
Revenues	$106,981	$91,331	$15,650	$384,227	$309,875	$74,352
Adjusted EBITDA	$11,322	$10,761	$561	$49,422	$41,276	$8,146

Three Months Ended September 30, 2023 and 2022

Revenues in the B&W Thermal segment increased 17%, or $15.7 million to $107.0 million in the three months ended September 30, 2023 compared to $91.3 million in the three months ended September 30, 2022. The revenue increase is attributable to higher level of volume in our construction project business, parts and service and our package boiler business, partially offset by a decline in service projects.

Adjusted EBITDA in the B&W Thermal segment increased $0.6 million to $11.3 million in the three months ended September 30, 2023 compared to $10.8 million in the three months ended September 30, 2022. The increase is primarily driven by the higher revenue volume and product mix described above.

Nine Months Ended September 30, 2023 and 2022

Revenues in the B&W Thermal segment increased 24%, from $309.9 million to $384.2 million in the nine months ended September 30, 2023 compared to the prior year. The increase is attributable to higher level of volume in our construction project business and our package boiler business.

Adjusted EBITDA in the B&W Thermal segment increased $8.1 million from $41.3 million to $49.4 million in the nine months ended September 30, 2023 compared to the prior year. The increase is attributable to the higher level of volume described above.

Corporate Costs in Adjusted EBITDA

This includes SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs increased $1.2 million to $5.6 million in three months ended September 30, 2023 as compared to $4.4 million incurred in the three months ended September 30, 2022. Corporate costs increased $3.2 million to $16.2 million in the nine months ended September 30, 2023 compared to $13.0 million in the nine months ended September 30, 2022.

Other Factors Affecting Operating Results

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components associated with borrowings from:
Senior Notes	$6,414	$6,385	$19,167	$18,715
U.S. Revolving Credit Facility	505	—	505	—
	6,919	6,385	19,672	18,715
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,104	1,237	3,252	3,465
Senior Notes	638	657	1,887	1,950
	1,742	1,894	5,139	5,415
Components associated with interest from:
Lease liabilities	914	707	2,235	2,112
Other interest expense	3,841	2,112	10,202	6,447
	4,755	2,819	12,437	8,559

Total interest expense	$13,416	$11,098	$37,248	$32,689

Interest expense for the three and nine months ended September 30, 2023 is higher due to increases in interest rates and in other loans payable during the year.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except for percentages)	2023	2022	$ Change	2023	2022	$ Change
Loss before income tax (benefit) expense	$(12,606)	$(7,849)	$(4,757)	$(22,347)	$(17,699)	$(4,648)
Income tax (benefit) expense	$(331)	$4,902	$(5,233)	$2,020	$4,777	$(2,757)
ETR continuing operations	2.6%	(62.5)%		(9.0)%	(27.0)%

Our income tax expense in the first nine months of 2023 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the first nine months of 2023 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions (namely, Italy) where we anticipate a loss for the fiscal year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we excludes the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Depreciation and Amortization

Depreciation expense was $2.2 million and $2.2 million in the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $7.8 million and $6.9 million in the nine months ended September 30, 2023 and 2022, respectively.

Amortization expense was $2.4 million and $2.3 million in the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $7.2 million and $7.7 million in the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding of dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our senior notes, revolving credit agreement, and equity offerings, including our Preferred Stock, which are described in the Notes to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail along with other sources of liquidity.

Cash and Cash Flows

At September 30, 2023, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $65.1 million and we had total debt of $377.6 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $36.7 million of our total unrestricted cash and cash equivalents at September 30, 2023. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we presently have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S. In addition, we had $11.2 million of restricted cash at September 30, 2023 related to collateral for certain letters of credit. We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months and thereafter for the foreseeable future.

Cash used in operations was $50.5 million in the nine months ended September 30, 2023, which is primarily attributable to the year-to-date net loss of $134.2 million, offset by non-cash expenses for depreciation and amortization of long-lived assets of $16.5 million and goodwill impairment of $56.6 million. Cash used in operations was $67.4 million in the nine months ended September 30, 2022, which was primarily attributable to a net loss of $32.2 million and the unfavorable changes in working capital.

Cash flows from investing activities used net cash of $8.6 million in the nine months ended September 30, 2023, primarily due to capital expenditures of $10.5 million. Cash flows from investing activities used net cash of $67.6 million in the nine months ended September 30, 2022, primarily related to the acquisitions of FPS and Optimus of $64.9 million and $8.9 million of capital expenditures.

Cash flows from financing activities of $11.9 million in the nine months ended September 30, 2023, primarily related to the increased borrowing on loans of $24.6 million, partially offset by preferred stock dividend payments of $7.4 million. Cash flows from financing activities used $19.1 million in the nine months ended September 30, 2022 and were primarily due to the payment of the preferred stock dividend of $11.1 million and net loan repayments of $12.5 million, partially offset by the issuance of senior notes for $5.5 million.

Debt Facilities

As described in Note 13 to our Condensed Consolidated Financial Statements included herein, on September 30, 2023, our debt facilities include the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). Our obligations under each of the Debt Facilities are guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley Financial, Inc. (“B. Riley”), a related party, has provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. We expect to use the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Revolving Credit Agreement matures on June 30, 2025. At September 30, 2023, we had $26.6 million outstanding in revolving debt. For the nine months ended September 30, 2023 we had average daily borrowings of $9.1 million, and had a maximum daily amount outstanding of $30.6 million. Usage under the Letter of

Credit Agreement consisted of $13.1 million of financial letters of credit and $84.0 million of performance letters of credit at September 30, 2023.

As discussed in Note 13 to the Consolidated Financial Statements included in this Report, on November 9, 2023, we executed an amendment to the Reimbursement Agreement which, among other things, adjusted the financial covenants therein. On November 9, 2023 we entered into a letter agreement to refinance our Debt Facilities (the "Refinance"). The Refinance is intended to reduce our interest expense in the future.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of September 30, 2023 was $52.7 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $31.6 million as of September 30, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $61.8 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of September 30, 2023, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $146.4 million. The aggregate value of the letters of credit backstopping surety bonds was $12.2 million.

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of September 30, 2023, we had loans payable of $40.4 million, net of debt issuance costs of $0.5 million, of which $5.3 million is classified as current, and $35.1 million as long-term loans payable on the Condensed Consolidated Balance Sheet. Included in these amounts, we had approximately $12.6 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources at September 30, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report for the year ended December 31, 2022. There have been no significant changes to our policies during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risks have not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures, by their nature, can provide only reasonable assurance regarding the control objectives. It should be noted that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures are effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which the we incorporates by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquired the following shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. The following table identifies the number of common shares and average price per share for each month during the quarter ended September 30, 2023. We do not have a general share repurchase program at this time.

(data in whole amounts)
Period	Total number of shares acquired (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 2023	95,395	$5.34	—	$—
August 2023	159,748	$5.16	—	$—
September 2023	—	$—	—	$—
Total	255,143	$5.23	—	$—
(1) Acquired shares are recorded in treasury stock in the Company's Condensed Consolidated Balance Sheets.

Item 5. Other Information

As discussed in Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Report, on November 9, 2023, we entered into Amendment No. 3 to the Reimbursement Agreement (the “Third Amended Reimbursement Agreement”), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on September 30, 2023. The Fixed Charge Coverage Ratio was amended to 1.05 to 1.0 for the fiscal quarters ending September 30, 2023 and December 31, 2023, 1.15 to 1.00 for the fiscal quarters ending March 31, 2024 and June 30, 2023, 1.05 to 1.00 for the fiscal quarter ending September 30, 2024, 1.10 to 1.00 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.00 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of dividends on preferred equity was amended to 1.46 to 1.00 for the fiscal quarter ending September 30, 2023, 1.30 to 1.00 for the fiscal quarter ending December 31, 2024 and 1.25 to 1.00 for each fiscal quarter thereafter. The Third Amended Reimbursement Agreement also imposes a leverage condition to the payment of dividends on preferred equity, which requires the Company to provide a quality of earnings report and pay a $1.0 million fee to MSD prior to paying a dividend for the fiscal quarter ending December 31, 2023. The Third Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement agreement to $10.0 million for the fiscal quarter ending December 31, 2023 and $25.0 million for the fiscal year 2024 and each fiscal year thereafter. The interest rates applicable to the Third Amended Reimbursement Agreement float at a rate per annum are equal to SOFR plus 10% through December 31, 2023, SOFR plus 11% from January 1, 2024 through June 30, 2024 and will increase by 50 basis points as of the first day of each fiscal quarter thereafter. The size of the Cash Collateral Facility under the Third Amended Reimbursement Agreement will step down to $100.0 million following the receipt of the PNC consent (as defined in the Third Amended Reimbursement Agreement), and will step down further to $90.0 million upon reduction in outstanding letters of credit to $90.0 million or less.

We paid an amendment fee of $0.5 million to MSD in consideration of the Third Amended Reimbursement Agreement. Certain of the lenders, as well as certain of their respective affiliates, have performed and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they have received and may in the future receive customary fees and expenses.

On November 9, 2023, we entered into a letter agreement with a third-party financial institution (the "Refinance Commitment Letter"), pursuant to which the financial institution agreed to commit up to $150,000,000 to a senior secured credit facility for the purpose of refinancing our existing senior secured credit facility (the “Refinance”). The Refinance is subject to (i) completion and execution of definitive documentation satisfactory to the financial institution (including documentation with third parties, as applicable, such as an intercreditor agreement with PNC and MSD), (ii) final approval of any material deviations from its existing credit committee approvals, (iii) completion of customary due diligence, and (iv) other customary conditions. The Refinance is expected to reduce our interest expense in the future.

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

BABCOCK & WILCOX ENTERPRISES, INC.

November 9, 2023	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)