Form 10-K
period 2023-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2024-03-15
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2023) was approximately $328.9 million.
The number of shares of the registrant's common stock outstanding at March 8, 2024 was 89,480,435.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2023 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2023.
2

Definitions

In this Annual Report on Form 10-K, or this “Annual Report”, unless the context otherwise indicates, “B&W,” “we,” “us,” “our” or the “Company” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Abbreviation or acronym	Term
2021 Plan	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
Amended Revolving Credit Agreement	Amended Revolving Credit Agreement with PNC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B&W Chanute	Babcock & Wilcox Chanute, LLC, formerly known as Optimus Industries, LLC
B&W Renewable A/S	Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
BWX or BWXT	BWX Technologies, Inc., NYSE Ticker "BWXT"
Debt Documents	Collectively, the Revolving Credit Agreement, Letter of Credit Agreement and Reimbursement Agreement
Debt Facilities	The facilities available under the Debt Documents
DTAs	Deferred Tax Assets
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPS	Fossil Power Systems, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
Hamon	Hamon Research-Cottrell, Inc., a subsidiary of Hamon Holdings Corporation
Hamon Holdings	Hamon Holdings Corporation, parent company of Hamon Research-Cottrell, Inc.
IRC	U.S. Internal Revenue Code of 1986, as amended
Letter of Credit Agreement	Letter of Credit agreement with PNC
LIBOR	London Interbank Offered Rate
MTM	Mark-to-Market
NOL	Net operating losses
NYSE	New York Stock Exchange
PNC	PNC Bank, National Association
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate

PART I

***** Cautionary Statement Concerning Forward-Looking Information *****

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical or current fact included in this Annual Report are forward-looking statements. These forward-looking statements are made based upon detailed assumptions and reflect management's current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements include words such as “expect,” “intend,” “plan,” “likely,” “seek,” “believe,” “project,” “forecast,” “target,” “goal,” “potential,” “estimate,” “may,” “might,” “will,” “would,” “should,” “could,” “can,” “have,” “due,” “anticipate,” “assume,” “contemplate,” “continue” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, but not limited to, the risks and uncertainties listed below under "Summary Risk Factors" and further described under the heading "Risk Factors" in Part I, Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the full discussion of risks and uncertainties in Part I, Item 1A, “Risk Factors” of this Annual Report. The summary below is provided for ease of reference, is not intended to reflect a complete explanation of relevant risks and uncertainties and should be read together with the more detailed description of these risks and uncertainties in Part I, Item 1A, “Risk Factors” of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price for our common stock could decline.

Our business is subject to the following principal risks and uncertainties:
•Our financial condition raises substantial doubt as to our ability to continue as a going concern, which we believe has been alleviated by actions taken to address our liquidity needs.
•We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses;
•Disputes with customers under long-term contracts could adversely affect our financial condition;
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
•If our co-venturers fail to perform their obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, damage to reputation, reduced profit, or liquidity challenges;
•Our growth strategy includes strategic acquisitions, which we may not consummate or successfully integrate;
•Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction;
•Our backlog is subject to unexpected adjustments and cancellations and may not be a reliable indicator of future revenues or earnings; our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers;
•Our operations are subject to various risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition;
•We may not be able to compete successfully against current and future competitors;
•If we fail to develop new products, or customers do not accept them, our business could be adversely affected;
•Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, have been, and could continue to be, adversely affected by public health crises, including a pandemic;

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
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on, win and complete various contracts;
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
•Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches;
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
•Fluctuations in the value of foreign currencies could harm our profitability;
•Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results;
•The market price and trading volume of our common stock may be volatile;
•Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership;
•B. Riley has significant influence over us;
•We may issue preferred stock that could dilute the voting power or reduce the value of our common stock;
•Provisions in our corporate documents and Delaware law could delay or prevent a change in control of us, even if that change may be considered beneficial by some shareholders;
•Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect us;
•In connection with our separation from BWXT, BWXT has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWXT's ability to satisfy its indemnification obligation will not be impaired in the future;
•We could be subject to changes in tax rates or tax law, adoption of new regulations, changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts that could adversely affect our financial position;
•Our ability to use NOL and certain tax credits to reduce future tax payments could be further limited if we experience an additional “ownership change”;
•Our business could be harmed if we fail to maintain effective internal control over financial reporting;

•Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, which could result in volatility in our results of operations;
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

ITEM 1. Business

We are a growing, globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Our innovative hydrogen generation technology (BrightLoopTM) supports global climate goals including the decarbonization of industrial and utility steam and power producers. BrightLoopTM offers significant advantages over other hydrogen generation technologies as it generates competitively priced hydrogen from a wide range of fuels (including solid fuels such as biomass and coal) with a high rate of carbon captured resulting in low (or even negative) carbon intensity hydrogen. We also offer best-in-class technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, oxygen-fired biomass-to-energy (OxyBrightTM), and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation or district heating, while recovering metals and reducing emissions. To date, we have installed approximately 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers.
•Babcock & Wilcox Environmental: Our full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications supports environmental stewardship around the world. Our broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxide and sulfur dioxide removal, dioxin and furan control, carbon dioxide capture, mercury control as well as other acid gas and pollutant control. Our ClimateBrightTM family of products including SolveBrightTM, OxyBrightTM, BrightLoopTM and BrightGenTM, places us at the forefront of hydrogen production and carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and others ready for commercial deployment.
•Babcock & Wilcox Thermal: Our vast installed base of steam generation equipment and related auxiliaries spans the globe and includes customers in a variety of end markets including power generation, oil and gas, petrochemical, food and beverage, metals and mining, and others. We provide aftermarket parts, construction, maintenance, engineered upgrades and field services for our installed base as well as the installed base of other OEMs; the substantial and stable cash flows generated from these businesses helps to fund our investments in new clean energy initiatives. In addition to our aftermarket offerings, we also provide complete steam generation systems including package boilers, watertube and firetube waste heat boilers, and other boilers to medium and heavy industrial customers. Our unique range of offerings, coupled with the strength of our brand, provides a competitive advantage in existing and emerging markets.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:
•climate change initiatives promoting environmental policies including renewable energy options utilizing waste-to-energy or biomass to meet legislative requirements and clean energy portfolio standards in the United States, Europe, Middle East and Asia;
•regulations requiring environmental improvements in various industries and global markets;
•expectations regarding future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries;
•prices for electricity, along with the cost of production and distribution, including the cost of fuels, within the United States, Europe, Middle East and Asia;
•demand for electricity and other end products of steam-generating facilities;
•level of capacity utilization at operating power plants and other industrial users of steam production;
•maintenance and upkeep requirements at operating power plants, including to address the accumulated effects of usage;
•overall strength of the industrial industry;
•ability of electric power generating companies and other steam users to raise capital; and
•the impact of geopolitical conflicts, including the ongoing conflicts in Ukraine and the Middle East.

Customer demand is heavily affected by the variations in our customers’ business cycles and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and global shipping and supply chain disruptions that continued to have an impact during 2023. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

Equity Capital Activities

For information regarding our equity activities, see Note 16 to the Consolidated Financial Statements included in Part II, Item 9 of this Annual Report.

Debt Capital Activities

For information regarding our debt activities, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such changes, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices. In the event of a contract deferral or cancellation without cause, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial position, results of operations and cash flows.

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

See further description of risks related to our customer contracts in Risks Related to Our Operations in Part I, Item 1A of this Annual Report.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. Inability to secure such cash collateral or other contract security may preclude us from entering into certain customer arrangements.

Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed. See further discussion in Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Foreign Operations

Our operations in Denmark provide comprehensive services to companies in the waste-to-energy and biomass-to-energy sector of the power generation market, currently primarily in Europe. Our operations in Italy provide custom-engineered comprehensive wet and dry cooling solutions and aftermarket parts and services to the power generation industry including natural gas-fired and renewable energy power plants, as well as downstream oil and gas, petrochemical and other industrial end markets in Europe, the Middle East and the Americas. Our operations in Scotland provide boiler cleaning technologies and systems mainly to European markets. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets. The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Although we do not currently engage in currency hedging activities to limit the risks of currency fluctuations, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations.

For additional information on the geographic distribution of our revenues, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Competition

With over 155 years of experience, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. We have supplied highly-engineered energy and environmental equipment in more than 90 countries. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation, environmental control equipment, and cooling systems and services. Each segment’s primary competitors are summarized as follows:

B&W Renewable segment	B&W Environmental segment	B&W Thermal segment
Andritz AG	Aker Carbon Capture ASA	AZCO Inc.
Hitachi Zosen Corporation	Durr Group	Babcock Power Inc.(1)
Keppel Ltd.	Elessent Clean Technologies Inc.	Clyde Bergemann Power Group
MARTIN GmbH	ENEXIO Management GmbH	Doosan Corporation(1)
Steinmuller Engineering GmbH	EVAPCO, Inc.	Enerfab, Inc.
Valmet Oyj	Paharpur Cooling Towers Ltd.	General Electric Company(1)
	Radscan AB	Mitsubishi Power, Ltd.(1)
Seagull Environmental Technologies, Inc.
Southern Environmental, Inc
(1) Babcock Power Inc., Doosan Corporation, General Electric Company and Mitsubishi Power, Ltd. are also considered primary competitors of the B&W Environmental Segment.

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

Raw Materials and Suppliers

Our operations use raw materials such as carbon and alloy steels in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although shortages of some raw materials have existed from time to time, no serious shortage presently exists.

Human Capital Resources

Human Capital Management

At December 31, 2023, we had approximately 2,250 employees worldwide, of which approximately 2,200 were full-time. Approximately 450 of our hourly employees are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We successfully renegotiated one union contract in 2023 and have three that will expire in 2024. We consider our relationships with our employees and unions to be in good standing.

Workforce Engagement

We believe an engaged global workforce is critical to our success as we work to profitably grow our business as a leading supplier of clean and sustainable energy solutions.

B&W is known for having a dedicated, long-tenured workforce and for having some of the best, most experienced employees in the industries we serve. Our ability to attract and retain this exceptional talent requires a commitment to open communication about our business, strategy and results with our employees and a globally diverse, inclusive and supportive workplace that provides opportunities for growth and career development. It also requires programs that enhance employees’ overall work experience. We have implemented the Responsible and Flexible Workplace Program (“ReFlex”) in the U.S. that provides employees with flexibility in where they work and we have various work-from-home policies across many of our global operations. Through ReFlex, our employees have needed flexibility and autonomy in how they work, allowing us to deliver on our projects and ensure our customers' needs are met.

Compensation and Benefits

We also believe it is important to provide competitive compensation and benefits programs for our employees. In addition to salaries, we offer the following benefits, among others, which vary by employee level and by the country where the employees are located:
•contributory healthcare, dental and vision benefits;
•bonuses;
•stock awards;
•retirement programs (including pension and savings plans);
•health savings and flexible spending accounts;
•paid time off;
•paid parental leave;
•disability programs; and
•employee assistance programs.

Core Values

At B&W, our values of safety, ethics, quality, integrity, respect and agility are at the foundation of our business, and we are focused on efficiently ingraining new employees into that culture, whether they join through the normal recruiting and hiring process, or as we have grown through strategic acquisitions. We also believe in the importance of being a good corporate citizen, providing and supporting opportunities for our employees to make a positive impact in the communities where they live and work.

Our Board of Directors is actively engaged with our workforce practices and policies, and regularly receives updates and provides input on key culture topics, including employee engagement, employee development and succession planning.

Patents and Patent Licenses

We currently hold a large number of United States and foreign patents and have various patent applications pending. We have acquired patents and technology licenses and granted technology licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application thereof, rather than patents and licenses, in the conduct of our various businesses.

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

Environmental

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows in any given year.

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

Compliance with such regulations has not had a material effect on our capital expenditures, results of operations or competitive position to date. For further discussion, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and annual reports, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Management, Board Members and Independent Director Contact Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, Compensation, and Related Party Transactions Committees of our Board; and our Modern Slavery Transparency Statement. We are not including the information contained in our website as part of or incorporating it by reference into this Annual Report.

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

Risks Related to Our Business, Operations and Strategy

Our financial condition raises substantial doubt as to our ability to continue as a going concern, which we believe has been alleviated by actions taken to address our liquidity needs.

Our Consolidated Financial Statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since December 2022, we have entered into a number of amendments and waivers to our Debt Facilities to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder.

Although we currently have approximately $5.0 available to borrow under our new Credit Agreement with Axos Bank (as discussed in Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Report), we expect that we will require additional financing to fund working capital to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. We have taken, or plan to take, certain actions to address our liquidity needs. Based on our ability to raise funds through such actions, we have concluded that it is probable we will have sufficient capital to meet our operating, debt service and capital requirements for the next twelve months. Failure to effectively execute our plans, as well as delays or disruptions in these plans due to circumstances outside of our control, could have an adverse effect on our financial position, results of operations and/or ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our Consolidated Financial Statements.

We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses.

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs associated with anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:
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

In prior years, we have experienced these risks with several large loss contracts in our B&W Renewable and B&W Environmental segments, which resulted in significant losses for our operations, impaired our liquidity position and had previously resulted in substantial doubt regarding whether we would be able to continue to operate as a going concern. If we were to experience these risks again in the future, our business, results of operations, financial position and liquidity may be materially and adversely affected.

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

Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements in our contracts, which could increase our costs, scope, or technical difficulty or in extreme cases, limit our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including third-party suppliers, subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. Our reliance on these parties subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. Third-party supplier and subcontractor business interruptions could include but are not limited to, interruptions to business operations due to a pandemic or other health crises, work stoppages, union negotiations, other labor disputes and payment disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products, materials, or services in a timely manner, or at all.

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

Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our manufacturing or services facilities. Equipment failures, natural disasters, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial position and results of operations.

If our co-venturers fail to perform their obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, loss of reputation, reduced profit, or liquidity challenges.

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

Our growth strategy includes strategic acquisitions, which we may not consummate or successfully integrate.

We have made acquisitions to grow our business, enhance our global market position and broaden our product offerings and intend to continue to make these acquisitions. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions due to macroeconomic conditions, our financial results, the willingness of target companies to sell, our ability to identify acquisition candidates that meet our valuation parameters and increased competition for acquisitions.

The success of any acquisition, as well as our ability to realize their anticipated benefits, depends in large part on our ability to successfully integrate each business. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, the integration process can be complex and time consuming. If we fail to successfully integrate an acquisition, we may not achieve the desired net benefit in the timeframe planned or we may not realize the planned benefits from our acquisitions. Potential difficulties we may encounter as part of the integration process include (i) the inability to successfully integrate transportation networks; (ii) complexities and unanticipated issues associated with integrating the businesses’ complex systems, technologies and operating procedures; (iii) integrating workforces while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; and (vi) the inability to improve on historical operating results.

Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction.

We continue to evaluate strategic alternatives for our business lines and assets to improve our capital structure, such as the decision in the third quarter of 2023 to sell B&W Solar. There can be no assurance that these ongoing strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

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

Our backlog was $530.5 million as of December 31, 2023 and $549.1 million at December 31, 2022. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of contract cancellations or changes in scope and/or schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from contracts in backlog.

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

Our operations are subject to various risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may not be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, including interruptions related to health crises and other global events, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from cybersecurity threats, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations. Moreover, certain accidents or failures, including accidents resulting in bodily injury or harm, could disqualify us from continuing business with customers, and any losses arising thereby may not be covered by insurance or other indemnification.

Our wholly-owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability, and automotive liability insurance to support our operations. We may also have business reasons in the future to have our insurance subsidiary accept other risks which we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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

If we fail to develop new products, or customers do not accept them, our business could be adversely affected.

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

Our business, financial condition and results of operations, and those of our customers, suppliers and vendors, have been, and could continue to be, adversely affected by public health crises, including a pandemic.

Our business has been, and could in the future be, adversely impacted by public health crises, including viral outbreaks such as a pandemic. Measures taken to control the spread of infectious disease, including mandatory closures, work-from-home orders and social distancing protocols vary widely and have in the past been subject to significant changes depending on circumstances outside of our control, including changes in the severity of outbreaks in impacted countries and localities. Any such restrictions, including limitations on travel and curtailment of other activity could negatively impact our ability to conduct business. Furthermore, disruptions in our supply chain, could negatively impact our ability to secure raw materials and supplies, which could result in increased costs and the loss of sales and customers. The duration and scope of a pandemic or any other future public health crisis cannot be predicted, and therefore, any anticipated negative financial impact to our operating results cannot be reasonably estimated.

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

We estimate that 45%, 38% and 47% of our consolidated revenues in 2023, 2022 and 2021 respectively, were related to coal-fired power plants. The abundant availability of natural gas has caused from time to time, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants and the disposal of waste ash from the combustion process. This scrutiny and economic incentives including tax advantages, have promoted the growth of wind, solar and nuclear power, among others, and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to macroeconomic and industry conditions, including but not limited to, the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, business and consumer confidence, unemployment levels and energy conservation measures.

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

Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and/or our failure to estimate customer demand properly could have an adverse impact on our business and operating results and our relationships with customers.

We rely on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and supplier underperformance could have an adverse impact on our business and operating results. A reduction or interruption in supply, including disruptions due to a pandemic, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East), a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, a failure to appropriately forecast or adjust our requirements for components or raw materials based on our business needs could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases we are unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations.

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

Risks Related to Our Financial Condition

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

As described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, during 2021, we completed offerings of $151.2 million aggregate principal amount of our 8.125% senior notes due 2026 (“8.125% Senior Notes”) and $151.4 million aggregate principal amount of our 6.50% senior notes due in 2026 (the “6.50% Senior Notes” and, together with the 8.125% Senior Notes, the “Notes Due 2026”). In addition to the completed sales, we issued $35.0 million of the 8.125% Senior Notes to B. Riley, a related party, in exchange for a deemed prepayment of our then-existing Last Out Term Loan Tranche A-3. Depending on our future financial condition and results of operations, we may be unable to refinance our Notes Due 2026 on or prior to their maturity or at all.

In January 2024, we entered into a Credit Agreement with Axos Bank, as described in Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The maturity date of the Credit Agreement is January 18, 2027, provided that if as of August 30, 2025, the Notes Due 2026 have not been refinanced pursuant to a Permitted Refinancing, as defined in the Credit Agreement, or the maturity date of all of the Notes Due 2026 has not been otherwise extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is August 30, 2025.

There can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all. If we are unable to refinance our Notes Due 2026 on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations, we may breach our obligations under either of the Notes Due 2026 and it may be necessary for us to reorganize, including through bankruptcy proceedings.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on, win and complete various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2023, was $39.4 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $21.7 million as of December 31, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $54.0 million are subject to foreign currency revaluation. We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2023, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $141.7 million. The aggregate value of the letters of credit backstopping surety bonds was

$16.8 million. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that have been awarded or are underway. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. As of December 31, 2023, goodwill and other indefinite-lived intangible assets totaled $147.6 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of Operations. No indicators of goodwill impairment were identified for our reporting units at the measurement date, other than for B&W Solar. We recorded a goodwill impairment of $56.6 million in the third quarter of 2023, largely due to continued underperformance and the decision to sell B&W Solar and classify it as a discontinued operation in the Consolidated Financial Statements. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final payments in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their payment obligations or to delay in making payments, which could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects and we may be subject to additional losses if our partners are unable to meet their contractual obligations.

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

We rely on information systems, including the Internet, to process, transmit and store electronic sensitive and confidential information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. While we maintain some of our critical information systems, we are also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions.

We face various threats to our information systems, including cyber threats, ransomware attacks, phishing attacks, threats to the physical security of our facilities and infrastructure from natural or man-made incidents or disasters, threats from insider and terrorist acts, as well as the potential for business disruptions associated with these threats. We have been, and will likely continue to be, subject to cybersecurity threats and other attempts to threaten our information systems. A cybersecurity incident could include attempts to gain unauthorized access to our proprietary information and personal data that we process and maintain, attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, phishing scams or other forms of deception. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent current and future threats to our information systems from materializing. Furthermore, we may have little or no input into security measures employed by third-party service providers, which could ultimately prove to be a vector of a cybersecurity threat or cybersecurity incident.

If these information systems are damaged, intruded upon, attacked, shutdown or cease to function properly, whether by misconfiguration, planned upgrades, force majeure events, telecommunication failures, malware or viruses, or other cybersecurity incidents and our business continuity plans do not mitigate the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, our ability to comply with regulations related to information contained on our information technology systems, our financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation with third parties, reputational damage from security breaches involves personal data or loss of confidential information or the software we use being compromised, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

To address risks to our information systems, we continue to invest in our systems and training of our personnel. As necessary, we replace and/or upgrade financial, human resources and other information systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition, results of operations and stock price.

Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, which could result in investigations, claims, changes to our business practices, increased cost of operations, or reputational damage, any of which could seriously harm our business.

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations, including restrictions on the cross-border transfer of information. Similar obligations and restrictions exist under United Kingdom data protection law, including the UK GDPR and the UK Data Protection Act. If we are not compliant with GDPR or UK GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. We are certified under and currently rely upon the EU-U.S. Data Privacy Framework ("EU-U.S. DPF") and/or the UK Extension of the EU-U.S. DPF, as well as certain approved forms of data protection agreements, called Standard Contractual Clauses, for data transfers from EU and UK to the US. These transfer mechanisms may be subject to challenge or invalidation, which may restrict the transfer of personal data which could impact our operations and increase our costs.

In addition, the California Consumer Privacy Act and the California Privacy Rights Act placed additional requirements on the handling of personal data, including employee data. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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
•tariffs, duties, or trade sanctions and other trade barriers imposed by countries that restrict or prohibit business transactions in certain markets or in certain goods;
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

We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations, but it could be material.

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
•executive action; and
•legislative action.

In addition, if existing laws or regulations are amended or are interpreted or enforced differently or if new environmental legislation or regulations are enacted or implemented, we or our customers may be also required to obtain additional operating permits or approvals. See "Risks Related to Environmental Regulation" below for further information.

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

Risks Related to Our International Operations

Our business may be affected by sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

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
•enhanced export controls and trade sanctions targeting Russia's import of certain goods; and
•closure of airspace to Russian aircraft.

Moreover, as the Russia-Ukraine conflict continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export controls or other economic or military measures against Russia.

We do not currently have contracts directly with Russian entities or businesses and we currently do not conduct business in Russia directly. We believe our only involvement with Russia or Russian-entities, involves sales of our products by a wholly-owned Italian subsidiary to non-Russian counterparties who may resell our products to Russian entities or perform services in Russia using our products. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact our subsidiary’s rights and responsibilities under the contracts and could result in potential losses us.

The impact of the Russia-Ukraine conflict, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect our business, supply chain, partners or customers. In addition, the continuation of the Russia-Ukraine conflict could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations.

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (the “FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-United States government officials. Our training program, audit process and policies mandate compliance with the FCPA, the UK Anti-Bribery Act (the “UK Act”) and other anti-bribery laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in some circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA, the UK Act or other anti-bribery laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including agents, promoters or employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the U.S. represented approximately 49%, 46% and 41% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include, but are not limited to:
•risks of war, terrorism and civil unrest;
•expropriation, confiscation or nationalization of our assets;
•renegotiation or nullification of our existing contracts;
•changing political conditions and changing laws and policies affecting trade and investment;
•overlap of different tax structures;
•changes in foreign currency exchange rates; and
•tariffs, price controls and trade agreements and disputes.

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

We have international operations primarily in Europe, Canada, and Mexico. For the year ended December 31, 2023, international operations accounted for approximately 49% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. Although we do not currently engage in currency hedging activities, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods, particularly in connection with imports used in our renewable business and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Further, uncertainties about future tariff changes could result in mitigation actions that prove to be ineffective or detrimental to our business.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including, but not limited to:
•fluctuations in our quarterly or annual earnings or those of other companies in our industry;
•failure of our operating results to meet the estimates of securities analysts or the expectations of our shareholders;
•securities analysts' changes in their estimates of our future earnings;
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

Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2023, we had an aggregate of approximately 89.4 million shares of common stock outstanding, approximately 27.4 million shares of which were held by B. Riley. We entered into a registration rights agreement with B. Riley and other shareholders on April 30, 2019, pursuant to which B. Riley has customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the registration rights agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley and the other shareholders party thereto. We may also be required to register for resale any additional shares of our common stock that B. Riley may acquire in the future.

Any sales of substantial amounts of our common stock, or the perception that these sales might occur, could lower the market price of our common stock and impede our ability to raise capital through the issuance of equity securities. Any sales, or perception of sales, by our existing shareholders could also impact the perception of shareholder support for us. which could in turn negatively affect our customer and supplier relationships. Further, if we were to issue additional equity securities (or securities convertible into or exchangeable or exercisable for equity securities) to raise additional capital, our shareholders' ownership interests in us will be diluted and the value of our common stock may be reduced.

B. Riley has significant influence over us.

As of December 31, 2023, B. Riley controls approximately 30.7% of the voting power represented by our common stock. B. Riley currently has the right to nominate one member of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. The services of our Chief Executive Officer, who also serves as our Chairman of the Board, are provided to us by B. Riley pursuant to a consulting agreement. As a result of these arrangements, B. Riley has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. If B. Riley were to act together with other shareholders on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. B. Riley can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley may have an adverse effect on the price of our common stock, and the interests of B. Riley may not be consistent with the interests of our other shareholders.

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

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of us, even if that change may be considered beneficial by some shareholders.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of us that a shareholder may consider favorable.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal and are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of us and our shareholders.

Risks Relating to the 2015 Spin-Off from our Former Parent

Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect us.

The master separation agreement with BWXT provides for, among other things, the principal corporate transactions required to affect the spin-off, certain conditions to the spin-off and provisions governing the relationship between us and BWXT with respect to and resulting from the spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as those obligations of BWXT assumed by us pursuant to the master separation agreement. If we are required to indemnify BWXT under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities.

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

Risks Relating to Tax Matters

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

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our effective tax rate could have a material adverse effect on our profitability and liquidity.

Our ability to use NOL and certain tax credits to reduce future tax payments could be further limited if we experience an additional “ownership change”.

Some or all of our deferred tax assets, consisting primarily of NOLs and interest carryforwards that are not currently deductible for tax purposes, could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or if we enter into transactions that limit our right to use them, which includes transactions that result in an “ownership change” under Section 382 of the IRC.

Sections 382 and 383 of the IRC limits for U.S. federal income tax purposes, the annual use of NOL carryforwards, disallowed interest carryforwards and tax credit carryforwards, respectively, following an ownership change. Under Section 382 of the IRC, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, we determined that a Section 382 ownership change occurred in July 2019 as a result of the Equitization Transactions. If we experience subsequent ownership changes, certain NOL carryforwards (including previously disallowed interest carryforwards) may be subject to more than one section 382 limitation.

General Risk Factors

Our business could be harmed if we fail to maintain effective internal control over financial reporting.

As discussed in Part II, Item 9A. of this Annual Report, we identified certain material weaknesses as of December 31, 2023 in three components of internal control based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the existence of these material weaknesses, we concluded that our internal control over financial reporting was not effective as of December 31, 2023. While we do not believe that these material weaknesses have impacted the accuracy or reporting of our consolidated financial results, until these material weaknesses are remediated, or should new material weaknesses arise or be discovered in the future, there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In addition, we may experience delays in satisfying our reporting obligations to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these could adversely affect our business and the value of our common stock, and we may be unable to maintain compliance with NYSE listing standards.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Actual results that vary unfavorably from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark to market accounting could result in volatility in our results of operations, which could be material. The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, we could be required to make larger contributions.

As of December 31, 2023, our defined benefit pension and postretirement benefit plans were underfunded by approximately $164.6 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

Cybersecurity risk management and strategy
Our cybersecurity risk management program is integrated into our enterprise risk management processes, and is informed by recognized cybersecurity industry frameworks and standards, including the National Institute of Standards and Technology. We use these frameworks, together with information collected from internal assessments, to develop policies for use of our information systems and assets (for example, B&W business information and information resources such as computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multi-factor authentication and malware defenses. We also work with internal stakeholders to integrate foundational cybersecurity principles throughout our operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information.

We have implemented a risk-based approach to our cybersecurity processes, inclusive of risks associated with our use of third-party IT service providers, which considers the sensitivity and volume of the relevant data, the potential effects on third parties and individuals and the needs of our business in determining what risk mitigation, remediation or prevention actions are appropriate.

In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our most critical systems, data or facilities that house such systems or data, and establish contractual terms and oversight to manage and reduce the risks associated with such third-party vendors. Such contractual terms include requirements to provide notification of cyber incidents involving our systems or data and requirements to provide industry-accepted disclosures, such as SOC 2 Type II reports, on a regular basis.

We utilize several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents (as defined in Item 106(a) of Regulation S-K), including, among others, the following:

•maintain a global Security Operations Center to support visibility to cybersecurity incidents in real time;
•require all salaried employees to complete an annual cybersecurity training program where specific threats and scenarios are highlighted based on our analysis of current risks to the organization;
•provide regular cybersecurity awareness and confidential information protection training and conduct phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•maintain a Cybersecurity Incident Response Plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination of our response to such incidents, should they occur;
•maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks;
•monitor emerging data protection and cybersecurity laws, and implement changes to our processes and systems designed to comply, and through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•conduct several cyber-specific penetration tests per year; and
•engage consultants and other third parties, as appropriate, in connection with our cybersecurity practices.

Governance of cybersecurity risk management
The Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. Management is responsible for day-to-day assessment and management of cybersecurity risks. The IT Steering Committee, comprised of a cross-functional group of our executive management, leads management's oversight of the IT function, including IT risk management. Our Director of IT has primary oversight of material risks from cybersecurity threats. Our Director of IT has 20 years of experience across various software engineering, IT security and compliance, business and management roles, including serving as the Director of Engineering Applications and Data Management, leading the development and implementation of information technology strategies and roadmaps for Digital and Engineering applications group. The Director of IT is supported by our Director of IT Security and Compliance, who has more than 10 years of experience in information technology and IT security.

Our Director of IT and Director of IT Security and Compliance assess our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. We have governance and compliance structures that are designed to elevate potential threats or vulnerabilities relating to cybersecurity to our Director of IT and IT Steering Committee. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.

Our Director of IT meets with the IT Steering Committee monthly to review our information technology systems and discuss key cybersecurity risks. In addition, quarterly the Director of IT reviews our entire risk management program, which includes cybersecurity risks, with Executive management and the Board of Directors.

Material cybersecurity risks, threats & incidents
To date, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial position. However, there can be no guarantee that we will not be the subject of future threats or incidents and we can give no assurance that we have detected all cybersecurity incidents or cybersecurity threats. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties

The following table provides the primary segment, location and general use of each of our principal properties that we own or lease as of December 31, 2023.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
B&W Renewable segment
Esbjerg, Denmark	Manufacturing facility / administrative office	Owned
Taastrup, Denmark	Administrative office	Leased (2029)
Freeport, Illinois	Administrative office	Leased (2026)
B&W Environmental segment
Paruzzaro, Italy	Administrative office	Leased (2027)
Ding Xiang, Xin Zhou, Shan Xi, China	Manufacturing facility	Leased (2025)
B&W Thermal segment
Akron, Ohio	Administrative office	Leased (2034)
Lancaster, Ohio	Manufacturing facility	Leased (2041)
Copley, Ohio	Warehouse / service center	Leased (2033)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2024)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2024)
Dartmouth, Nova Scotia, Canada	Manufacturing facility	Leased (2029)
Tucker, Georgia	Administrative office	Leased (2028)
Chanute, Kansas	Manufacturing facility	Leased (2043)
We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 21 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which we incorporate by reference into this Item.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol BW.

As of February 29, 2024, we had 845 stockholders of record of our common stock.

See Part III, Item 12 of this Annual Report for information about our equity compensation plans. In accordance with the provisions of the employee benefit plans, we can acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. We did not repurchase any of our equity securities during the quarter ended December 31, 2023. We do not have a general share repurchase program at this time.

The following graph provides a comparison of our cumulative total shareholder return over five years through December 31, 2023 to the return of the S&P 500, the Russell 2000 and our custom peer group.

Babcock & Wilcox Enterprises, Inc.
S&P 500
Russell 2000
Custom Peer Group
200
175
150
125
100
75
50
25
Index value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period ending

Assumes initial investment of $100 on December 31, 2018.

The peer group used for the comparison above is comprised of the following companies:

AMETEK, Inc.	Dycom Industries, Inc.	MasTec, Inc.
CECO Environmental Corp.	Enerpac Tool Group Corp.	Primoris Services Corporation
Chart Industries, Inc.	Enviri Corporation	SPX Technologies, Inc.
Crane Company	Flowserve Corporation	Tetra Tech, Inc.
Curtiss-Wright Corporation	Idex Corporation

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in Consolidated Financial Statements and Supplemental Data in Item 8 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Concerning Forward-Looking Information.

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended December 31, 2023 and 2022. We have also included a comparison of the Results of Operations for the years ended December 31, 2022 and 2021 in the B&W Renewable Segment discussion below as this is the only segment impacted by the discontinued operations. For additional comparison of the years ended December 31, 2022 and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed on March 16, 2023. Our consolidated financial statements are prepared in conformity with GAAP. Our discussion of the financial results include non-GAAP measures (e.g., foreign currency impact, EBITDA, Adjusted EBITDA) to provide additional information concerning our financial results that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends.

BUSINESS OVERVIEW

We are a growing, globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Our innovative hydrogen generation technology (BrightLoopTM) supports global climate goals including the decarbonization of industrial and utility steam and power producers. BrightLoopTM offers significant advantages over other hydrogen generation technologies as it generates competitively priced hydrogen from a wide range of fuels (including solid fuels such as biomass and coal) with a high rate of carbon captured resulting in low (or even negative) carbon intensity hydrogen. We also offer best-in-class technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, oxygen-fired biomass-to-energy (OxyBrightTM), and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation or district heating, while recovering metals and reducing emissions. To date, we have installed approximately 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers.

• Babcock & Wilcox Environmental: Our full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications supports environmental stewardship around the world. Our broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxide and sulfur dioxide removal, dioxin and furan control, carbon dioxide capture, mercury control as well as other acid gas and pollutant control. Our ClimateBrightTM family of products including SolveBrightTM, OxyBrightTM, BrightLoopTM and BrightGenTM, places us at the forefront of hydrogen production and carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and others ready for commercial deployment. We believe these technologies position us to compete in the bioenergy with carbon capture and sequestration market. Our portfolio of clean power production solutions continues to evolve to reach customers at all stages of their energy transition.

•Babcock & Wilcox Thermal: Our vast installed base of steam generation equipment and related auxiliaries spans the globe and includes customers in a variety of end markets including power generation, oil and gas, petrochemical, food and beverage, metals and mining, and others. We provide aftermarket parts, construction, maintenance, engineered upgrades and field services for our installed base as well as the installed base of other OEMs; the substantial and stable cash flows generated from these businesses helps to fund our investments in new clean energy initiatives. In addition to our aftermarket offerings, we also provide complete steam generation systems including package boilers, watertube and firetube waste heat boilers, and other boilers to medium and heavy industrial customers. Our unique range of offerings, coupled with the strength of our brand, provides a competitive advantage in existing and emerging markets.

In July 2022, we acquired certain assets of Hamon Holdings through a competitive sale process, in which B. Riley Securities, Inc., a related party, was Hamon Holdings’ investment banker and advisor through a Chapter 11 363 Asset Sale. We were the successful bidder for certain assets of one of those subsidiaries, Hamon, a major provider of air pollution control technology, for approximately $2.9 million.

In February 2022, we acquired 100% ownership of B&W Chanute, formerly known as Optimus Industries, LLC, for approximately $19.2 million. B&W Chanute designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Tulsa, Oklahoma and Chanute, Kansas. B&W Chanute is reported as part of our B&W Thermal segment.

In February 2022, we acquired 100% ownership of FPS for approximately $59.2 million. FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada. FPS is reported as part of our B&W Thermal segment.

Our business depends significantly on the capital and operations and maintenance expenditures of global electric power generating companies, renewable and thermal powered heat generation industries, and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:
•climate change initiatives promoting environmental policies including renewable energy options utilizing waste-to-energy or biomass to meet legislative requirements and clean energy portfolio standards in the United States, European, Middle East and Asian markets;
•development of a hydrogen-based economy;
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

We have manufacturing facilities in Mexico, the United States, Denmark, the United Kingdom and China. Many aspects of our operations and properties could be affected by political developments, including the ongoing Russia-Ukraine conflict, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost saving measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental and B&W
Thermal segments globally.

We continue to explore other cost saving initiatives to improve cash generation and evaluate additional non-core asset sales to continue to strengthen our liquidity. There are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainty materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and global shipping and supply chain disruptions that continued to have an impact during 2023. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

Discontinued Operations

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event that required us to immediately perform certain valuations. Certain trade accounts receivable and contract assets were determined to be uncollectible, resulting in charges of $17.6 million. For goodwill, we performed a quantitative assessment using the income approach (discounted cash flows). The income approach uses the disposal group's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach also uses assumptions based on the disposal group's estimated revenue growth, operating margin, and working capital turnover. As a result of this impairment test, we recognized an impairment of $56.6 million, or the entire balance of goodwill associated with B&W Solar. These charges have been included in Loss from discontinued operations, net of tax in the Consolidated Statements of Operations. The impairment charges and additional contract losses during the year ended December 31, 2023 totaled $56.6 million and $44.1 million, respectively. B&W Solar had accrued loss contracts totaling $7.1 million at December 31, 2023.

RESULTS OF OPERATIONS–YEARS ENDED DECEMBER 31, 2023 AND 2022

Components of Our Results of Operations

Revenue

Our revenue is the total amount of income generated by our business and consists primarily of income from our renewable, environmental and thermal technology solutions and services we provide to a broad range of industrial, electric utility and other customers. Revenue from our operations is assessed based on our three market-facing segments. B&W Renewable, B&W Environmental and B&W Thermal.

Operating income

Operating income consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A and advisory fees and settlement costs.

Net (loss) income

Net (loss) income consists primarily of operating income minus other income and expenses, including interest expense, foreign exchange, expense related to our benefit plans, and provision for income taxes.

Consolidated Results of Operations

The following discussion of our consolidated and business segment results of operations includes a discussion of adjusted EBITDA, which on a consolidated basis is a non-GAAP financial measure. Adjusted EBITDA differs from net (loss) income, the most directly comparable measure calculated in accordance with GAAP. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our operating performance period to period. A reconciliation of net (loss) income to adjusted EBITDA is included in “Non-GAAP Financial Measures” below.

	Year ended December 31,
(in thousands)	2023	2022
Revenues:
B&W Renewable segment	$318,605	$288,673
B&W Environmental segment	202,927	154,393
B&W Thermal segment	499,216	415,104
Eliminations	(21,394)	(10,252)
	$999,354	$847,918
2023 vs 2022 Consolidated Results

Revenues increased by $151.4 million to $999.4 million in 2023 as compared to $847.9 million in 2022, primarily attributable to increased revenue of $79.4 million in our global renewable parts and services business, increased revenue of $30.0 million at SPIG, our Air Cooled Condenser business in Italy, and $55.0 million due to a large new construction project in 2023, partially offset by a slight decline in service projects.

Operating income increased $17.6 million from $2.3 million in 2022 to $19.9 million in 2023, primarily due to increased gross margin of $37.2 million from the higher revenues and a reduction of $7.6 million in advisory fees and settlement costs in 2023, partially offset by higher SG&A expenses of $10.0 million and $4.6 million in product development costs associated with BrightLoopTM. Additionally, there was a loss on the sale of an asset of $8.7 million in 2022 that did not recur in 2023.

Net loss from continuing operations increased by $58.6 million to $78.6 million in 2023 from $20.0 million in 2022, primarily attributable to a $75.0 million swing in benefit plans cost from a $37.5 million benefit in 2022 to a $37.5 million expense in 2023, offset slightly by the increased operating income described above.

Bookings and Backlog

Bookings and backlog are our measures of remaining performance obligations under our sales contracts. Management believes these metrics provide investors, lenders and other users of our financial statements with a leading indicator of future revenues. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Backlog can vary significantly from period to period, particularly when large new-build conversions projects or operations and maintenance contracts are booked because they may be fulfilled over multiple years. Because we operate globally, our backlog is also affected by changes in foreign currencies each period.

Bookings represent changes to the backlog. Bookings include additions related to new business or increases in project scope, subtractions due to customer cancellations or reductions in project scope, changes in estimates that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter-term changes in bookings may not necessarily indicate a material trend.

	Year ended December 31,
(In millions)	2023	2022
B&W Renewable	$256.0	$166.4
B&W Environmental	222.1	176.0
B&W Thermal	409.9	516.0
Other/eliminations	(9.7)	—
Bookings	$878.3	$858.4

Our backlog as of December 31, 2023 and 2022 was as follows:

	As of December 31,
(In millions)	2023	2022
B&W Renewable(1)	$133.5	$128.9
B&W Environmental	179.4	148.4
B&W Thermal	210.5	265.3
Other/eliminations	7.1	6.5
Backlog	$530.5	$549.1
(1)     B&W Renewable backlog has been adjusted downward $114 million and $122 million at December 31, 2023 and 2022, respectively, to remove O&M contracts that are recognized as disposed.

Of the backlog as of December 31, 2023, we expect to recognize revenues as follows:

(In millions)	2024	2025	Thereafter	Total
B&W Renewable	$114.6	$18.5	$0.4	$133.5
B&W Environmental	130.8	34.3	14.3	179.4
B&W Thermal	182.4	24.9	3.2	210.5
Other/eliminations	7.1	—	—	7.1
Expected revenue from backlog	$434.9	$77.7	$17.9	$530.5

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

The following discussion of our business segment results of operations includes a discussion of adjusted EBITDA. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of net loss, the most directly comparable GAAP measure, to adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 5 to the Consolidated Financial Statements, we believe the presentation of adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

Adjusted EBITDA on a consolidated basis is defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented in this report is consistent with the way the our chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments.

	Year ended December 31,
(in thousands)	2023	2022
Net loss	$(196,971)	$(26,584)
Loss from discontinued operations, net of tax	(118,338)	(6,596)
Loss from continuing operations	(78,633)	(19,988)
Interest expense, net	48,703	44,220
Income tax expense	8,481	11,059
Depreciation & amortization	19,990	21,628
EBITDA	(1,459)	56,919

Benefit plans, net	37,505	(37,528)
Loss (gain) on asset sales, net	57	(2,539)
Stock compensation	7,121	8,654
Restructuring activities and business services transition costs	5,663	8,474
Advisory fees for settlement costs and liquidity planning	1,107	1,509
Settlement and related legal (recoveries) costs	(1,474)	10,734
Acquisition pursuit and related costs	827	5,504
Product development	9,023	4,100
Foreign exchange	2,507	582
Financial advisory services	—	1,424
Contract disposal	8,550	2,976
Letter of credit fees	7,702	5,204
Other - net	2,002	1,496
Adjusted EBITDA (1)	$79,131	$67,509

(1) Adjusted EBITDA for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a renewable energy project.

	Year ended December 31,
(in thousands)	2023	2022
Adjusted EBITDA(1)
B&W Renewable segment (2)	$22,586	$21,227
B&W Environmental segment	15,277	9,787
B&W Thermal segment	66,653	56,291
Corporate	(21,374)	(16,477)
Research and development	(4,011)	(3,319)
	$79,131	$67,509
(1) See above for reconciliation of Net loss to Adjusted EBITDA.
(2) Adjusted EBITDA in the Renewable segment in 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a renewable energy project.

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate expenses not allocated to the reportable segments totaled $21.4 million and $16.5 million in the years ended December 31, 2023 and 2022, respectively. The increase is primarily due to higher expenses related to audit and other consulting services and insurance.

Research and development

Our research and development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness, reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses totaled $4.0 million and $3.3 million in the years ended December 31, 2023 and 2022, respectively.

Benefit plans, net

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits (includes defined benefit and other postretirement benefits plans) before MTM were $0.5 million and $29.8 million for the years ended December 31, 2023 and 2022, respectively.

Our pension costs include MTM adjustments and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. Total MTM adjustments for our defined benefit and other postretirement benefits plans were an expense of $38.0 million and a benefit of $7.7 million for the years ended December 31, 2023 and 2022, respectively.

Refer to Note 14 to the Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Loss (gain) on asset sales, net

We, at times, will sell or dispose of certain assets that are unrelated to our current or future operations. Therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the continuing business. Loss (gain) on asset sales, net totaled $0.1 million and $(2.5) million in the years ended December 31, 2023 and 2022, respectively.

Stock compensation

The grant date fair value of stock compensation varies based on the derived stock price at the time of grant, valuation methodologies, subjective assumptions, and reward types. This may make the impact of this form of compensation on our current financial results difficult to compare to previous and future periods. Therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

Expenses related to restricted stock units are recorded at the Corporate level and are recognized on a straight-line basis over a 3-year vesting period, except for market-based restricted stock units which are recognized over a derived service period.

Stock compensation was $7.1 million and $8.7 million for the years ended December 31, 2023 and 2022, respectively.

Restructuring activities and business services transition costs

Restructuring activities and business services transition actions across our business units and corporate functions resulted in expense of $5.7 million and $8.5 million in the years ended December 31, 2023 and 2022, respectively. The restructuring charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Advisory fees for settlement costs and liquidity planning

Advisory fees decreased to $1.1 million in the year ended December 31, 2023 as compared to $1.5 million in 2022. The change is primarily due to decreased use of external consultants, especially in liquidity planning as that work ended in early 2023.

Settlement and related legal (recoveries) costs

Settlement costs decreased from $10.7 million in the year ended December 31, 2022 to recoveries of $(1.5) million in the year ended December 31, 2023. See Note 21 for more detail.

Acquisition pursuit and related costs

Acquisition pursuit and related costs expenses totaled $0.8 million and $5.5 million in the year ended December 31, 2023 and 2022, respectively. The decrease is a result of less activity in 2023, when compared to 2022.

Product development

Our product development activities include expenses that relate to sales, marketing, and other business development expenses for our products and services still under development and not yet widely available. Product development expenses totaled $9.0 million and $4.1 million in the year ended December 31, 2023 and 2022, respectively. The increase resulted primarily from timing of specific research and increased development efforts and activities related to our BrightLoopTM commercialization efforts and to further develop our ClimateBrightTM portfolio. Management excludes these expenses from adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

Foreign exchange

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in the Consolidated Statements of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive loss. We report foreign currency transaction gains and losses in the Consolidated Statements of Operations.

Foreign exchange was a net loss of $2.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Financial advisory services

We used no financial advisory services in 2023. Financial advisory services were $1.4 million for the year ended December 31, 2022.

Contract disposal

We are in the process of exiting our only remaining fixed fee operational and maintenance ("O&M") contract in our Renewable segment. A similar contract was exited as of December 31, 2022. Losses related to this contract totaled $8.6 million and $3.0 million in the years ended December 31, 2023 and 2022, respectively. We believe it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the ongoing business.

Letter of credit fees

Letter of credit fees included in Cost of operations were $7.7 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. These amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from adjusted EBITDA as they do not reflect the performance of the business.

B&W Renewable Segment Results

	Year ended December 31,
(in thousands)	2023	2022	$ Change
Revenues	$318,605	$288,673	$29,932
Adjusted EBITDA	$22,586	$21,227	$1,359

2023 vs 2022 results

Revenues in the B&W Renewable segment increased $29.9 million, to $318.6 million in 2023 compared to $288.7 million in 2022, which is primarily the result of increased revenue of $29.5 million in our European Renewable parts and services business as we continue to expand globally.

Adjusted EBITDA in the B&W Renewable segment increased $1.4 million, to $22.6 million in 2023 compared to $21.2 million in 2022. This is primarily attributable to the increased volume in our European Renewable parts and services business, partially offset by a $6.2 million gain on sale related to the development rights of a future renewable energy project that was sold in the prior year.

	Year ended December 31,
(in thousands)	2022	2021	$ Change
Revenues	$288,673	$144,310	$144,363
Adjusted EBITDA	$21,227	$19,826	$1,401

2022 vs 2021 results

Revenues in the B&W Renewable segment increased $144.4 million, to $288.7 million in 2022 compared to $144.3 million in 2021, which is primarily due to higher volumes of new-build projects and a full year of revenue from the B&W Renewable Services A/S acquisition that closed on November 30, 2021.

Adjusted EBITDA in the B&W Renewable segment increased $1.4 million, to $21.2 million in 2022 compared to $19.8 million in 2021, which is primarily due to the higher revenue volume from the new-build projects, partially offset by higher SG&A expenses in 2022.

B&W Environmental Segment Results

	Year ended December 31,
(In thousands)	2023	2022	$ Change
Revenues	$202,927	$154,393	$48,534
Adjusted EBITDA	$15,277	$9,787	$5,490

2023 vs 2022 results

Revenues in the B&W Environmental segment increased $48.5 million to $202.9 million in 2023 compared to $154.4 million in 2022. The increase is primarily driven by increased revenue of $30.0 million in SPIG, our Air Cooled Condenser business in Italy, as we continue to grow that business outside of Europe and an increase in revenue of $19.0 million in our ash handling business.

Adjusted EBITDA in the B&W Environmental segment was $15.3 million in December 31, 2023 compared to $9.8 million in 2022. The change is primarily driven by higher volume, as described above.

B&W Thermal Segment Results

	Year ended December 31,
(In thousands)	2023	2022	$ Change
Revenues	$499,216	$415,104	$84,112
Adjusted EBITDA	$66,653	$56,291	$10,362

2023 vs 2022 results

Revenues in the B&W Thermal segment increased $84.1 million, to $499.2 million in the year ended December 31, 2023 compared to $415.1 million generated in 2022. The increase is driven by $55.0 million in revenue from a large new construction project and increased revenue of $49.9 million in our parts business, partially offset by a decline in service projects of $13.4 million due to a project being completed in 2022.

Adjusted EBITDA in the B&W Thermal segment increased $10.4 million to $66.7 million in 2023 compared to $56.3 million in 2022. The increase is the result of the large new construction project and increased volume in our parts business described above.

Other Expenses Impacting Operating Results

Interest Expense

Interest expense in our Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2023	2022
Components associated with borrowings from:
Senior notes	$25,601	$24,962
U.S. Revolving Credit Facility	1,494	—
	27,095	24,962
Components associated with amortization or accretion of:
Revolving Credit Agreement	4,643	4,400
Senior notes	2,525	2,612
	7,168	7,012

Components associated with interest from:
Lease liabilities	2,235	2,372
Letter of Credit fees and interest	10,955	8,424
Other interest expense	2,442	2,091
	15,632	12,887

Total interest expense	$49,895	$44,861
The increase in interest expense in 2023, when compared to 2022 is driven by higher utilization of the revolver as well as increased incremental fees on letters of credit.

Income Taxes

	Year ended December 31,
(In thousands, except for percentages)	2023	2022
Loss from continuing operations before income tax expense	(70,152)	(8,929)
Income tax expense	8,481	11,059
Effective tax rate	(12.1)%	(123.9)%

Our effective tax rate reflects a valuation allowance against deferred tax assets in jurisdictions other than Mexico, Canada, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, the United Kingdom, Sweden and certain United States state jurisdictions.

The change in our income tax expense in 2023 compared to 2022 is primarily attributable to a prior year increase in the valuation allowance of $5.6 million related to net operating losses and temporary deductible benefits in certain states.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement with Axos Bank and senior notes, and equity offerings, including our Preferred Stock, each of which are described below and in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report in further detail.

We have recurring operating losses primarily due to losses recognized on B&W Solar loss contracts described in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report as well as increased selling, general and administrative expenses and higher debt service costs. Our net cash used in operating activities was $42.3 million and $30.6 million for the years ended December 31, 2023 and December 31, 2022. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year following the date that this Annual Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have taken or plan to take all or some combination of the following actions, and continue to evaluate other actions:

•initiated the sale process of one of our non-strategic businesses;
•filed for a waiver of required minimum contributions to the U.S. Plan, that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted;
•initiated the sale process of several non-core real estate assets;
•plan to sell common shares pursuant to our At-The-Market Offering; and,
•considering alternative measures to manage cash flow, such as suspension of the dividend on our Preferred Stock.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of December 31, 2023, we have concluded that it is probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of this Annual Report. As a result, it is probable that our plans alleviate the substantial doubt about our ability to continue as a going concern.

Cash and Cash Flows

As of December 31, 2023, our cash and cash equivalents, and restricted cash totaled $71.4 million and we had total debt of $379.5 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $44.4 million of our total cash and cash equivalents, and restricted cash as of December 31, 2023. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. In addition, we had $0.6 million of restricted cash as of December 31, 2023 related to collateral for certain letters of credit.

Cash used in operations was $42.3 million in the year ended December 31, 2023, which is primarily attributable to the current year net loss, including discontinued operations, of $197.0 million, partially offset by $137.7 million in non-cash expense arising from goodwill impairment, adjustments to prior service pensions, depreciation and amortization and stock-based compensation expenses. Cash used in operations was $30.6 million in the year ended December 31, 2022, which is primarily attributable to the net loss, including discontinued operations, of $26.6 million.

Cash flows used in investing activities totaled $7.9 million in the year ended December 31, 2023, primarily due to $9.8 million of capital expenditures, partially offset by net proceeds from transactions in available-for-sale securities of $2.0 million. Cash flows used in investing activities totaled $68.8 million in the year ended December 31, 2022, primarily due to business acquisitions of $64.9 million and $13.2 million of capital expenditures, partially offset by proceeds from the sale of business and assets of $5.5 million and net sales and maturities of available-for-sale securities of $3.4 million.

Cash flows provided by financing activities was $8.6 million during the year ended December 31, 2023, primarily related to net borrowings of $25.9 million, partially offset by payments of preferred stock dividends of $11.1 million and payment of holdback funds related to an acquisition of $2.8 million. Cash flows used in financing activities of $11.2 million during the year ended December 31, 2022, primarily related to repayments of debt of $16.9 million and payments of preferred stock dividends of $14.9 million, partially offset by combined borrowings on loans payable, issuance of senior notes and proceeds from sale-leaseback transactions of $27.4 million.

Debt and Credit Facilities

As described in Note 15 to our Consolidated Financial Statements included herein, at December 31, 2023, our debt facilities include the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement (collectively, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). Our obligations under each of the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. We used the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Debt Facilities mature on June 30, 2025. For the year ended December 31, 2023, we had average daily borrowings of $14.2 million, and had a maximum daily amount outstanding of $34.9 million. Usage under the Letter of Credit Agreement consisted of $15.9 million of financial letters of credit and $70.0 million of performance letters of credit at December 31, 2023.

As discussed in Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, in January 2024, we entered into a new Credit Agreement with Axos Bank. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. For further discussion on the new agreement, see Note 25.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2023 was $39.4 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $21.7 million as of December 31, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $54.0 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of December 31, 2023, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $141.7 million. The aggregate value of the letters of credit backstopping surety bonds was $16.8 million.

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of December 31, 2023, we had loans payable of $41.6 million, net of debt issuance costs of $0.5 million, of which $6.2 million is classified as current, and $35.4 million as long-term loans payable on the Consolidated Balance Sheet. Included in these amounts, we had approximately $12.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2023.

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

Contracts and revenue recognition

A significant portion of our revenue is recognized over time using the cost-to-cost input method, which involves significant estimates. This method of revenue recognition uses costs incurred-to-date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and warranty expenses. Variable consideration in these contracts includes estimates of contract modifications, contractual bonuses and penalties, and liquidated damages.

We review contract revenue and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred-to-date relative to total estimated costs at completion in income in the period when those estimates are revised. These changes in estimates can be material. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the Consolidated Statements of Operations and an accrual for the estimated loss on the uncompleted contract is included in Other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages we will incur and record them as a reduction of the estimated selling price in the period the change in estimate occurs. Losses accrued in advance of the completion of a contract are included in Other accrued liabilities in our Consolidated Balance Sheets.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize claims receivable in contract revenues for extra work or changes in scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim the amount can be reasonably estimated and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and our relevant history with the counterparty that supports our expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. Claims receivable at December 31, 2023 and 2022 was not significant in the Consolidated Financial Statements.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Business Combinations

Assets acquired and liabilities assumed in a business combination are recognized and measured based on their estimated fair value at the acquisition date, while the acquisition-related costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. We engage valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, and goodwill, if any, for any acquisition. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the reporting period, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Assets and Liabilities Held for Sale and Discontinued Operations

Assets and liabilities classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on our operations and financial results according to ASC 205, Presentation of Financial Statements. We have included all of the revenues and expenses for the B&W Solar business as discontinued operations in the Consolidated Statements of Operations and all assets and liabilities as held for sale in the Consolidated Balance Sheets.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed. We perform testing of goodwill for impairment annually on October 1 or when impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

Warranty expenses

We record estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimate of future costs of materials and labor. Such changes could have a material effect on our financial position, results of operations and cash flows. See Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We are currently involved in some significant litigation. See Note 21 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a discussion of this litigation. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the possibility of multiple actions by third parties. Therefore, it is possible that future earnings could be affected by changes in our estimates related to these matters.

Income taxes

Income tax expense for federal, foreign, state, and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2023, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

For those tax positions where it is more likely than not that a tax benefit will be realized, we have recorded the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be realized, no tax benefit has been recognized in the Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of provision for income taxes in the Consolidated Statements of Operations.

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

We have operations in many foreign locations, and our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets since the functional currency of our foreign entities is not the U.S. dollar. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, British pound, Euro, Canadian dollar, Mexican peso, and Chinese yuan. If the balances of these intercompany loans as of December 31, 2023 were to remain constant, a 100 basis point change in foreign currency exchange rates would impact our earnings by an estimated $0.2 million per year.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

Revenue Recognition and Contracts – Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description
The Company recognizes fixed price long-term contract revenue over the contract term (“over time”) as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer over time. Substantially all of the Company’s fixed price long-term contracts represent a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of the Company’s segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Revenue from fixed price long term contracts for products and services transferred to customers over time accounted for 77% of Company revenue for the year ended December 31, 2023.

We identified revenue on certain fixed price long-term contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit for the performance obligations used to recognize revenue for fixed price long-term contracts. This required extensive audit effort due to the complexity of fixed price long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

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
March 15, 2024
We have served as the Company's auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenues	$999,354	$847,918	$710,873
Costs and expenses:
Cost of operations	775,267	660,981	535,825
Selling, general and administrative expenses	190,521	180,548	151,764
Advisory fees and settlement costs	944	8,532	13,083
Restructuring activities	4,222	560	4,869
Research and development costs	8,444	3,805	1,595
Loss (gain) on asset disposals, net	57	(8,777)	(15,685)
Total costs and expenses	979,455	845,649	691,451
Operating income	19,899	2,269	19,422
Other (expense) income:
Interest expense	(49,895)	(44,861)	(39,523)
Interest income	1,192	641	531
Gain on debt extinguishment	—	—	6,530
Loss on sale of business	—	—	(1,753)
Benefit plans, net	(37,505)	37,528	48,142
Foreign exchange	(2,507)	(582)	(4,294)
Other expense – net	(1,336)	(3,924)	(1,770)
Total other (expense) income	(90,051)	(11,198)	7,863
(Loss) income from continuing operations before income tax expense (benefit)	(70,152)	(8,929)	27,285
Income tax expense (benefit)	8,481	11,059	(2,028)
(Loss) income from continuing operations	(78,633)	(19,988)	29,313
(Loss) income from discontinued operations, net of tax	(118,338)	(6,596)	2,225
Net (loss) income	(196,971)	(26,584)	31,538
Net (income) loss attributable to non-controlling interest	(237)	3,723	(644)
Net (loss) income attributable to stockholders	$(197,208)	(22,861)	30,894
Less: Dividends on Series A preferred stock	14,858	14,860	9,127
Net (loss) income attributable to stockholders of common stock	$(212,066)	$(37,721)	$21,767

Basic (loss) income per share
Continuing operations	$(1.05)	$(0.35)	$0.23
Discontinued operations	(1.33)	(0.08)	0.03
Basic (loss) income per share	$(2.38)	$(0.43)	$0.26
Diluted (loss) income per share
Continuing operations	(1.05)	(0.35)	0.23
Discontinued operations	(1.33)	(0.08)	0.03
Diluted (loss) income per share	$(2.38)	$(0.43)	$0.26
Shares used in the computation of (loss) income per share:
Basic	89,011	88,256	82,391
Diluted	89,011	88,256	83,580
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2023	2022	2021
Net (loss) income	$(196,971)	$(26,584)	31,538
Other comprehensive (loss) income:
Currency translation adjustments ("CTA")	5,555	(14,834)	(3,412)

Reclassification of CTA to net loss	—	—	(4,512)

Benefit obligations:
Pension and post retirement adjustments, net of tax	870	870	1,492

Other comprehensive loss	6,425	(13,964)	(6,432)
Total comprehensive (loss) income	(190,546)	(40,548)	25,106
Comprehensive (income) loss attributable to non-controlling interest	(127)	3,852	(595)
Comprehensive (loss) income attributable to stockholders	$(190,673)	$(36,696)	$24,511

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amount)	2023	2022
Cash and cash equivalents	$65,304	$76,238
Current restricted cash and cash equivalents	5,737	15,335
Accounts receivable – trade, net	144,016	158,360
Accounts receivable – other	36,179	38,500
Contracts in progress	90,054	118,180
Inventories, net	113,890	102,636
Other current assets	23,918	27,002
Current assets held for sale	18,495	21,362
Total current assets	497,593	557,613
Net property, plant and equipment and finance leases	78,369	84,887
Goodwill	101,956	100,437
Intangible assets, net	45,627	51,564
Right-of-use assets	28,192	28,362
Long-term restricted cash	297	21,397
Deferred tax assets	2,105	2,002
Other assets	21,559	27,414
Non-current assets held for sale	—	68,013
Total assets	$775,698	$941,689

Accounts payable	127,491	131,221
Accrued employee benefits	10,797	12,509
Advance billings on contracts	81,098	130,945
Accrued warranty expense	7,634	9,568
Financing lease liabilities	1,367	1,180
Operating lease liabilities	3,932	3,498
Other accrued liabilities	68,090	54,035
Loans payable	6,174	3,827
Current liabilities held for sale	43,614	24,751
Total current liabilities	350,197	371,534
Senior notes	337,869	335,498
Long term loans payable	35,442	13,197
Pension and other accumulated postretirement benefit liabilities	172,911	136,176
Non-current finance lease liabilities	26,206	27,482
Non-current operating lease liabilities	25,350	25,588
Deferred tax liabilities	12,991	12,056
Other non-current liabilities	15,082	16,596
Non-current liabilities held for sale	—	5,651
Total liabilities	976,048	943,778
Commitments and contingencies
Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both December 31, 2023 and 2022	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 89,449 and 88,700 at December 31, 2023 and 2022, respectively	5,148	5,138
Capital in excess of par value	1,546,281	1,537,625
Treasury stock at cost, 2,139 and 1,868 shares at December 31, 2023 and 2022, respectively	(115,164)	(113,753)
Accumulated deficit	(1,570,942)	(1,358,875)
Accumulated other comprehensive loss	(66,361)	(72,786)
Stockholders' deficit attributable to shareholders	(200,961)	(2,574)
Non-controlling interest	611	485
Total stockholders' deficit	(200,350)	(2,089)
Total liabilities and stockholders' deficit	$775,698	$941,689

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2020	54,452	$4,784	—	$—	$1,164,436	$(105,990)	$(1,342,921)	$(52,390)	$1,104	$(330,977)
Net income	—	—	—	—	—	—	30,894	—	644	31,538
Currency translation adjustments	—	—	—	—	—	—	—	(7,924)	(49)	(7,973)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	1,492	—	1,492
Stock-based compensation charges	2,347	31	—	—	7,770	(4,944)	—	—	—	2,857
Common stock offering	29,487	295	—	—	160,546	—	—	—	—	160,841
Preferred stock offering, net	—	—	4,752	48	113,227	—	—	—	—	113,275
Equitized Last Out Term Loan principal payment	—	—	2,917	29	72,893	—	—	—	—	72,922
Dividends to preferred stockholders	—	—	—	—	—	—	(9,127)	—	—	(9,127)
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	23,996	23,996
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(222)	(222)
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(22,861)	—	(3,723)	(26,584)
Currency translation adjustments	—	—	—	—	—	—	—	(14,834)	(129)	(14,963)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	2,414	28	—	—	9,949	(2,819)	—	—	—	7,158
Purchase of Babcock & Wilcox Solar and SPIG non-controlling interest	—	—	—	—	8,804	—	—	—	(20,735)	(11,931)
Dividends to preferred stockholders	—	—	—	—	—	—	(14,860)	—	—	(14,860)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(197,208)	—	237	(196,971)
Currency translation adjustments	—	—	—	—	—	—	—	5,555	(110)	5,445
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	749	10	—	—	8,656	(1,411)	—	—	—	7,255
Dividends to preferred stockholders	—	—	—	—	—	—	(14,859)	—	—	(14,859)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net (loss) income from continuing operations	(78,633)	(19,988)	29,313
Net (loss) income from discontinued operations	(118,338)	(6,596)	2,225
Net (loss) income	$(196,971)	$(26,584)	$31,538
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of long-lived assets	20,996	23,992	18,337
Goodwill impairment	56,556	7,224	—
Change in fair value of contingent consideration	—	(9,567)	—
Amortization of deferred financing costs and debt discount	5,747	5,225	7,918
Amortization of guaranty fee	935	856	1,832
Non-cash operating lease expense	6,754	7,277	4,154
Loss on sale of business	—	—	1,753
Gain on debt extinguishment	—	—	(6,530)
Loss (gain) on asset disposals	200	(8,836)	(15,737)
(Benefit from) provision for deferred income taxes, including valuation allowances	(1,464)	5,897	(7,745)
Mark to market, prior service cost amortization for pension and postretirement plans	38,904	(6,848)	(15,512)
Stock-based compensation, net of associated income taxes	8,695	9,977	7,801
Foreign exchange	2,507	582	4,294
Changes in assets and liabilities:
Accounts receivable	31,218	(28,217)	225
Contracts in progress	40,173	(54,108)	(20,099)
Advance billings on contracts	(47,261)	62,330	1,641
Inventories	(8,130)	(19,002)	(3,047)
Income taxes	(6,307)	(248)	(2,142)
Accounts payable	12,930	52,680	7,080
Accrued and other current liabilities	(2,586)	(18,921)	(47,768)
Accrued contract loss	838	6,402	(204)
Pension liabilities, accrued postretirement benefits and employee benefits	(5,024)	(36,543)	(60,760)
Other, net	(980)	(4,205)	(18,225)
Net cash used in operating activities	(42,270)	(30,637)	(111,196)
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,800)	(13,238)	(6,679)
Acquisition of business, net of cash acquired	—	(64,914)	(55,341)
Proceeds from sale of business and assets, net	—	5,498	25,390
Purchases of available-for-sale securities	(6,087)	(6,427)	(12,605)
Sales and maturities of available-for-sale securities	8,051	9,815	15,694
Other, net	(102)	466	—
Net cash used in investing activities	(7,938)	(68,800)	(33,541)

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from financing activities:
Issuance of senior notes	—	6,828	303,324
Borrowings on loan payable	252,544	7,192	7,145
Repayments on loan payable	(226,629)	(16,915)	(846)
Payment of holdback funds from acquisition	(2,798)	—	—
Proceeds from sale-leaseback financing transactions	—	13,339	—
Finance lease payments	(1,195)	(2,435)	(2,366)
Repayments under last out term loans	—	—	(75,408)
Borrowings under U.S. revolving credit facility	—	—	14,500
Repayments of U.S. revolving credit facility	—	—	(178,800)
Issuance of preferred stock, net	—	—	113,275
Payment of preferred stock dividends	(11,144)	(14,860)	(9,127)
Shares of common stock returned to treasury stock	(1,411)	(2,819)	(4,944)
Proceeds from rights offering	—	—	—
Costs related to rights offering	—	—	—
Issuance of common stock, net		—	160,841
Debt issuance costs	(658)	(1,447)	(24,560)
Other, net	(153)	(48)	(222)
Net cash from (used in) financing activities	8,556	(11,165)	302,812
Effects of exchange rate changes on cash	(439)	(2,653)	1,217
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,091)	(113,255)	159,292
Cash, cash equivalents and restricted cash, beginning of period	113,460	226,715	67,423
Cash, cash equivalents and restricted cash at end of period	$71,369	$113,460	$226,715

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents(1)	$65,335	$76,728	$224,874
Current restricted cash	5,737	15,335	1,841
Long-term restricted cash	297	21,397	—
Cash, cash equivalents and restricted cash at end of period	$71,369	$113,460	$226,715

Income taxes paid, net	$6,731	$7,950	$4,991
Interest paid	$23,067	$25,673	$20,234

(1) Includes cash held at discontinued operations of $0.03 million, $0.49 million and $0.00 million at December 31, 2023, 2022 and 2021, respectively.

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. have been prepared in accordance with GAAP. We have eliminated all intercompany transactions and accounts. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Liquidity and Going Concern

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have recurring operating losses primarily due to losses recognized on B&W Solar loss contracts described in Note 4 to the Consolidated Financial Statements as well as increased selling, general and administrative expenses and higher debt service costs. Our net cash used in operating activities was $42.3 million and $30.6 million for the years ended December 31, 2023 and December 31, 2022. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year following the date that this Annual Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are currently evaluating different strategies to obtain the required funding for future operations. We have taken or plan to take all or some combination of the following actions, and continue to evaluate other actions:

•initiated the sale process of one of our non-strategic businesses;
•filed for a waiver of required minimum contributions to the U.S. Plan, that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted;
•initiated the sale process of several non-core real estate assets;
•plan to sell common shares pursuant to our At-The-Market Offering; and,
•considering alternative measures to manage cash flow, such as suspension of the dividend on our Preferred Stock.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of December 31, 2023, we have concluded that it is probable that such proceeds would provide sufficient liquidity to fund operations for the next twelve months following the date of this Annual Report. As a result, it is probable that our plans alleviate the substantial doubt about our ability to continue as a going concern.

Operations

Our operations are assessed based on three reportable market-facing segments as part of our strategic, market-focused organizational and re-branding initiative to accelerate growth and provide stakeholders improved visibility into its renewable and environmental growth platforms. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass-to-energy and black liquor systems for the pulp and paper industry. Our technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: A full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. We have an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

For financial information about our segments see Note 5 to the Consolidated Financial Statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

We use estimates and assumptions to prepare the Consolidated Financial Statements in conformity with GAAP. Our long-term contracts, warranty obligations, valuation of goodwill, intangible assets, other long-lived assets, business combinations, tax assets, pension and postretirement plans, contingencies and litigation require the use of various management estimates and assumptions. These estimates and assumptions affect the amounts we report in the Consolidated Financial Statements and accompanying notes. Our actual results could differ from these estimates. Management reviews our estimates on an on-going basis. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Cash and cash equivalents and restricted cash

Cash equivalents are highly liquid investments, with maturities of three months or less at the time of purchase. We record cash and cash equivalents as current or long-term restricted when we are unable to freely use such cash and cash equivalents for general operating purposes.

Trade accounts receivable and allowance for credit loss

Trade accounts receivable are recorded at the point control transfers to customers and represent the amount of consideration we expect to receive in exchange for goods and services transferred and do not bear interest. We establish provisions for expected lifetime losses on accounts receivable at the time the receivable is recorded based on historical experience, customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method. Allowance for credit loss was $11.0 million and $12.7 million at December 31, 2023 and 2022, respectively. Bad debt amounts charged to selling, general and administrative expenses were $2.0 million, $0.2 million and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Contract balances

Contracts in progress, a current asset in the Consolidated Balance Sheets, includes revenues and related costs, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in the Consolidated Balance Sheets, includes amounts on contracts invoices that exceed accumulated contract costs and revenues and costs recognized under the cost-to-cost input method. Those balances are classified as current based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. Unbilled revenues do not contain an allowance for credit losses as the expectation to invoice customers and the collect all amounts due is deemed probable. We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full through the Consolidated Statements of Operations and an accrual for the estimated loss on the uncompleted contract is recorded in Other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an uncompleted contract will not be completed on time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages at the most likely amount we will incur as a reduction of the estimated selling price in the period the change in estimate occurs. These amounts are included in Other accrued liabilities in the Consolidated Balance Sheets.

Inventories

Inventories are carried at the lower of cost or net realizable value on the first-in, first-out basis ("FIFO") or weighted-average cost basis. The FIFO basis at December 31, 2023 applied to approximately 54% of inventory and is used across all segments. The weighted-average cost basis at December 31, 2023 applied to approximately 46% of inventory and is used in the B&W Thermal Segment. The obsolete inventory reserve was $8.5 million and $7.2 million as of December 31, 2023 and 2022, respectively. The components of inventories can be found in Note 7 to the Consolidated Financial Statements.

Property, plant and equipment

Property, plant and equipment are recorded at depreciated cost, less any impairment provisions. Property, plant and equipment are depreciated using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Depreciation expense was $10.3 million, $10.5 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The costs of maintenance, repairs and renewals that do not materially prolong the useful life of an asset are expensed as incurred.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may result in future asset impairments and negatively affect our financial position and results of operations.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform impairment testing of goodwill annually on October 1 or if we determine that impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

Intangible assets

Intangible assets are recognized at fair value when acquired, generally as a result of a business combination. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by determining the fair value of the indefinite-lived intangible asset and comparing the fair value to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized for the amount of the difference.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Right-of-use (“ROU”) assets, Operating lease liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment and finance leases, Other accrued liabilities and Other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since substantially all of our leases do not provide an implicit rate, the incremental borrowing rate based on the information available at lease commencement date is used to determine the present value of future payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are recognized when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of Income tax expense in the Consolidated Statements of Operations.

Assets and liabilities held for sale and discontinued operations

We classify assets and liabilities as held for sale ("disposal group") when Management, with approval from the Board of Directors, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We test for impairment when we classify a disposal group as held for sale in the following order. First, we evaluate for impairment all assets other than goodwill. Next, we evaluate goodwill, and finally the disposal group in its entirety. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale. When a decision to sell represents a strategic shift impacting our operations and financial results, the disposal group and related operations are reported as discontinued operations. For further discussion see Note 4 to the Consolidated Financial Statements.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S., Canadian and U.K. subsidiaries and use actuarial valuations to calculate the cost and benefit obligations of pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

We determine the discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. We use an alternative spot rate method for discounting the benefit obligation rather than a single equivalent discount rate because it more accurately applies each year's spot rates to the projected cash flows.

The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains or losses into earnings as a component of net periodic benefit cost (MTM pension adjustment). Recognized net actuarial gains and losses consist primarily of reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the Consolidated Balance Sheets. The funded status is the difference between the fair value of plan assets and the present value of the benefit obligation, determined on a plan-by-plan basis. See Note 14 to the Consolidated Financial Statements for a detailed description of our pension plans and postretirement benefits.

Earnings per share

We have computed earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive earnings per share when related performance criteria have been met. The computation of basic and diluted earnings per share is included in Note 3 to the Consolidated Financial Statements.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 23%, 21% and 20% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 77%, 79% and 80% of our revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of contractual bonuses and penalties, contract modifications and liquidated damages. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror its expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect the overall cash position. Refer to Note 5 to the Consolidated Financial Statements for details of disaggregation of revenue by segment.

As of December 31, 2023, we have estimated the costs to complete of all in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change in the future due to unforeseen events, which could result in adjustments to overall contract costs. The risk on fixed-priced contracts is that revenue from the customer does not cover unplanned cost increases. It is possible that current estimates could materially change for various reasons, including, but not limited to, fluctuations in forecasted labor productivity, transportation, foreign exchange rates or steel and other raw material prices. Increases in costs on our fixed-price contracts could have a material adverse impact on our consolidated financial position, results of operations and cash flows. Alternatively, reductions in overall contract costs at completion could materially improve our consolidated financial position, results of operations and cash flows. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal period.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for additional work or changes in the scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim, the amount can be reasonably estimated and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and the relevant history with the counterparty that supports expectations about their willingness and ability to pay for the additional cost along with a reasonable margin.

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus no amount is recorded at contract inception as a liability has not been incurred at that point.

Warranty expense

We record an estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recognized when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We currently are involved in significant litigation, as discussed in Note 21 to the Consolidated Financial Statements. These matters are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties; the attribution of damages, if any, among multiple defendants; plaintiffs in most cases involving personal injury claims do not specify the amount of damages claimed; the discovery process may take multiple years to complete; during the litigation process, it is common to have multiple complex unresolved procedural and substantive issues; the potential availability of insurance and indemnity coverages; the wide-ranging outcomes reached in similar cases, including the variety of damages awarded; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; and the likelihood of success on appeal.

Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss has been incurred in a material pending litigation against us and/or changes in estimates related to such matters.

Loss recoveries

Loss recoveries are recognized and disclosed only when receipt of the recovery is probable and can be reasonably estimated. These matters are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties, multiple complex unresolved procedural and substantive issues; the wide-ranging outcomes reached in similar cases, including the variety of losses incurred. Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss recovery has been recognized and/or changes in estimates related to such matters.

Research and development

Research and development activities are related to improving our products through innovations to reduce cost and increase competitiveness and/or improve performance to better meet customers' expectations. Research and development expenses totaled $8.4 million, $3.8 million, and $1.6 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Contingent consideration

The fair value of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in Other non-current liabilities in the Consolidated Balance Sheets.

We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in Interest expense in the Consolidated Statements of Operations. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in Other - net in the Consolidated Statements of Operations.

Self-insurance

We have wholly owned insurance subsidiary that provides employer's liability, general and automotive liability and workers' compensation insurance and, from time to time, builder's risk insurance (within certain limits) to our operating companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other non-current liabilities in the Consolidated Balance Sheets are reserves for self-insurance totaling $8.0 million and $8.3 million as of December 31, 2023 and 2022, respectively.

Stock-based compensation

The fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Fair values for stock options are determined using a Black-Scholes option-pricing model. For performance shares or units that contain a Relative Total Shareholder Return vesting criteria and for stock appreciation rights, we utilize a Monte Carlo simulation to determine the fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model or a Monte Carlo simulation requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are classified along with other income tax cash flows as an operating activity. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 19 to the Consolidated Financial Statements for further discussion of stock-based compensation.

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and translate items in the Consolidated Statements of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency amounts as a component of Accumulated Other Comprehensive Loss. We report foreign currency transaction gains (losses) in income. We have included transaction losses of $2.5 million, $0.6 million and $4.3 million in the years ended December 31, 2023, 2022 and 2021, respectively, in Foreign exchange in the Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Recently adopted accounting standards

We adopted the following accounting standards during the year ended December 31, 2023:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides an exception to fair value measurement for contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination. As a result, contract assets and contract liabilities will be recognized and measured by the acquirer in accordance with ASC 606, Revenue from Contracts with Customers. The amendment also improves consistency in revenue recognition in the post-acquisition period for acquired contracts as compared to contracts entered into after the business combination. The impact of adopting this standard on the Consolidated Financial Statements was immaterial.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments - Credit Losses. This update is an amendment to the new credit losses standard, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that was issued in June 2016 and clarifies that operating lease receivables are not within the scope of Topic 326. The new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss ("CECL") model, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. The provisions of this standard will primarily impact the allowance for credit loss on our trade receivables and contracts in progress. The impact of adopting this standard on the Consolidated Financial Statements was immaterial.

New accounting standards to be adopted

We consider the applicability and impact of all issued ASUs. Recently issued ASUs that are not considered were assessed and determined to be not applicable in the current reporting period. New accounting standards not yet adopted that could affect the Consolidated Financial Statements in the future are summarized as follows:

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The new guidance is intended to align U.S. GAAP and SEC requirements while facilitating the application of U.S. GAAP for all entities. The effective date of ASU 2023-06 depends on (1) whether an entity is already subject to the SEC's current disclosure requirements and (2) whether and, if so, when the SEC removed related requirements from its regulations. For entities that are already subject to the SEC's current disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related requirements from its regulations by June 30, 2027, the amendments made by ASU 2023-06 will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard will only impact the income tax disclosures and is not expected to be material to the Consolidated Financial Statements.

NOTE 3– EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Year ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
(Loss) income from continuing operations	$(78,633)	$(19,988)	$29,313
Net (income) loss attributable to non-controlling interest	(237)	3,723	(644)
Less: Dividend on Series A preferred stock	14,858	14,860	9,127
(Loss) income from continuing operations attributable to stockholders of common stock	(93,728)	(31,125)	19,542
(Loss) income from discontinued operations, net of tax	(118,338)	(6,596)	2,225
Net (loss) income attributable to stockholders of common stock	(212,066)	(37,721)	21,767

Weighted average shares used to calculate basic (loss) income per share	89,011	88,256	82,391
Dilutive effect of stock options, restricted stock and performance units	—	—	1,189
Weighted average shares used to calculate diluted (loss) income per share	89,011	88,256	83,580

Basic (loss) earnings per share
Continuing operations	$(1.05)	$(0.35)	$0.23
Discontinued operations	(1.33)	(0.08)	0.03
Basic (loss) earnings per share	$(2.38)	$(0.43)	$0.26

Diluted (loss) earnings per share
Continuing operations	$(1.05)	$(0.35)	$0.23
Discontinued operations	(1.33)	(0.08)	0.03
Diluted (loss) earnings per share	$(2.38)	$(0.43)	$0.26

Basic and diluted shares are the same in the years ended December 31, 2023 and 2022 because we incurred a loss in each of those years.

If we had net income in the years ended December 31, 2023 and 2022, diluted shares would include an additional 0.3 million and 0.7 million shares, respectively.

We excluded 2.3 million, 2.1 million and 0.3 million shares related to stock options from the diluted share calculation for the years ended December 31, 2023, 2022 and 2021 respectively, because their effect would have been anti-dilutive.

NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event that required us to immediately perform certain valuations. Certain trade accounts receivable and contract assets were determined to be uncollectible, resulting in charges of $17.6 million. For goodwill, we performed a quantitative assessment using the income approach (discounted cash flows). The income approach uses the disposal group's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach also uses assumptions based on the disposal group's estimated revenue growth, operating margin, and working capital turnover. As a result of this impairment test, we recognized an impairment of $56.6 million, or the entire balance of goodwill associated with B&W Solar. We then compared the remaining carrying amount of the disposal group with its fair value and determined that the carrying amount approximated the fair value and no further impairment of the disposal group was required. These charges have been included in Loss from discontinued operations, net of tax in the Consolidated Statements of Operations.

The following table summarizes the operating results of the disposal group included in discontinued operations on the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenues	$34,725	$41,897	$12,490

Cost of operations	80,794	43,211	8,010
Selling general and administrative expenses(1)	15,168	(2,029)	3,133
Loss (gain) on asset disposals, net	143	(59)	(52)
Goodwill impairment	56,556	7,224	—
Total costs and expenses	152,661	48,347	11,091
Operating (loss) income	(117,936)	(6,450)	1,399

Other (expense) income	(402)	(146)	630

(Loss) income from discontinued operations before tax	(118,338)	(6,596)	2,029
Benefit from income taxes	—	—	(196)
(Loss) income from discontinued operations, net of tax	$(118,338)	$(6,596)	$2,225

(1) General and administrative expenses in 2022 includes a $9.6 million gain related to the change in fair value of contingent consideration.

Results from Discontinued Operations

(Loss) income from discontinued operations, net of tax, totaled $(118.3) million, $(6.6) million and $2.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. The losses in 2023 and 2022 were driven by goodwill impairment of $56.6 million and $7.2 million, respectively. Also included in the losses were $44.1 million and $13.2 million in losses from changes in estimated costs to complete twenty-eight and thirteen loss contracts during the years ended December 31, 2023 and 2022, respectively. There were no contracts in a loss position as of December 31, 2021. As of December 31, 2023 and 2022, other current liabilities included $7.1 million and $2.9 million in accrued contract losses on B&W Solar loss contracts, respectively.

The following table provides the major classes of assets and liabilities of the disposal group included in assets held for sale and liabilities held for sale in the Consolidated Balance Sheets:

(in thousands)	December 31, 2023	December 31, 2022
Cash	$31	$490
Contracts in progress	4,538	16,759
Accounts receivable - trade	3,272	4,111
Other assets, net	62	2
Total current assets	7,903	21,362

Net property, plant and equipment and finance leases	2,683	1,476
Intangible assets, net	7,833	8,729
Goodwill	—	56,556
Right-of-use assets	76	1,077
Other non-current assets, net	—	175
Total non-current assets	10,592	68,013
Total assets of disposal group	$18,495	$89,375

Loans payable, current	$502	$—
Operating lease liabilities, current	23	97
Accounts payable	26,298	7,938
Accrued employee benefits	231	24
Advance billings on contracts	5,961	2,484
Accrued warranty expense	1,078	—
Other current liabilities	8,101	14,208
Total current liabilities	42,194	24,751

Loans payable, net of current portion	1,308	464
Non-current operating lease liabilities	—	995
Other non-current liabilities	112	4,192
Total non-current liabilities	1,420	5,651
Total liabilities of disposal group	$43,614	$30,402

Reported as:
Current assets of discontinued operations	$18,495	$21,362
Non-current assets of discontinued operations	—	68,013
Total assets of discontinued operations	$18,495	$89,375

Current liabilities of discontinued operations	$43,614	$24,751
Non-current liabilities of discontinued operations	—	5,651
Total liabilities of discontinued operations	$43,614	$30,402

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization of long-lived assets	$952	$2,448	$1,739
Goodwill impairment	56,556	7,224	—
Change in fair value of contingent consideration	—	(9,567)

Changes in operating assets and liabilities:
Contracts in progress	12,673	1,064	(3,887)
Accounts payable	18,360	1,549	4,291

Purchase of property, plant and equipment	(1,857)	(1,929)	(1,547)

Contracts

During 2022, we determined that our B&W Solar reporting unit had projects located in the United States that existed at the time B&W Solar was acquired on September 30, 2021 that generated losses due to the status of certain construction activities existing at acquisition date, not adequately disclosed in the sales agreement and not recognized in the financial records of the seller. As a result, we recorded an increase in goodwill of $14.4 million, primarily resulting from the recognition of $14.1 million of accrued liabilities and $0.4 million of warranty accruals in conjunction with the finalization of purchase accounting as measurement period adjustments, which was finalized in 2022. We have submitted insurance claims to recover a portion of these losses. During the years ended December 31, 2023 and 2022, additional B&W Solar projects became loss contracts, and as such, we recorded $16.1 million and $13.2 million, respectively, in net losses related to the additional B&W Solar loss contracts.

The following represents the components of B&W Solar contracts in progress and advance billings on contracts included in discontinued operations:

Changes in Contract Estimates

During each of the years ended December 31, 2023 and 2022 B&W Solar recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized below. There were no changes in contract estimates in 2021, see below for a summary of changes:

	Year ended December 31,
(in thousands)	2023	2022
Increases in gross profit for changes in estimates	$163	$—
Decreases in gross profit for changes in estimates	(44,315)	(13,154)
Net changes in gross profit for changes in estimates	$(44,152)	$(13,154)

Backlog

During the year ended December 31, 2023, B&W Solar had total bookings of $99.3 million. On December 31, 2023, B&W Solar had $99.0 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize substantially all of our remaining performance obligations as revenue prior to December 31, 2024.

NOTE 5 – SEGMENT REPORTING

Our operations are assessed based on three reportable segments as described in Note 1. An analysis of our operations by segment is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenues:
B&W Renewable segment
B&W Renewable	$165,108	136,376	$83,639
B&W Renewable Services	100,198	78,960	25,852
Vølund	53,299	73,337	34,819
	318,605	288,673	144,310
B&W Environmental segment
B&W Environmental	97,799	77,863	58,262
SPIG	91,132	61,017	55,615
GMAB	13,996	15,513	19,949
	202,927	154,393	133,826
B&W Thermal segment
B&W Thermal	499,216	415,104	433,329
	499,216	415,104	433,329

Eliminations	(21,394)	(10,252)	(592)
Total Revenues	$999,354	$847,918	$710,873

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which our chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts being terminated, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Year ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDA
B&W Renewable segment (1)	$22,586	$21,227	$19,826
B&W Environmental segment	15,277	9,787	11,773
B&W Thermal segment	66,653	56,291	49,143
(1) Adjusted EBITDA in our Renewable segment for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future renewable energy project.

We do not separately identify or report assets by segment as the CODM does not consider assets by segment to be a critical measure by which performance is measured.

A reconciliation of Adjusted EBITDA by segment to (Loss) income from continuing operations before income tax expense (benefit) is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
B&W Renewable segment - Adjusted EBITDA	$22,586	$21,227	$19,826
B&W Environmental segment - Adjusted EBITDA	15,277	9,787	11,773
B&W Thermal segment - Adjusted EBITDA	66,653	56,291	49,143
Corporate	(21,374)	(16,477)	(12,467)
Research and development	(4,011)	(3,319)	(1,093)
Interest expense	(48,703)	(44,220)	(38,992)
Depreciation & amortization	(19,990)	(21,628)	(16,291)
Benefit plans, net	(37,505)	37,528	48,142
Gain on sales, net	(57)	2,539	13,932
Settlement and related legal recoveries (costs)	1,474	(10,734)	(4,894)
Advisory fees for settlement costs and liquidity planning	(1,107)	(1,509)	(5,480)
Stock compensation	(7,121)	(8,654)	(10,476)
Restructuring expense and business services transition	(5,663)	(8,474)	(10,726)
Acquisition pursuit and related costs	(827)	(5,504)	(4,841)
Product development	(9,023)	(4,100)	(4,713)
Foreign exchange	(2,507)	(582)	(4,294)
Gain on debt extinguishment	—	—	6,530
Financial advisory services	—	(1,424)	(2,709)
Contract disposal	(8,550)	(2,976)	—
Inventory step-up price adjustment	—	—	(483)
Letter of credit fees	(7,702)	(5,204)	(1,578)
Other-net	(2,002)	(1,496)	(3,024)
(Loss) income from continuing operations before income tax expense (benefit)	$(70,152)	$(8,929)	$27,285

We estimate that 45%, 38% and 47% of our consolidated revenues in 2023, 2022, and 2021, respectively, were related to coal-fired power plants. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. Coal-fired power plants have been scrutinized by environmental groups and government regulators over the emissions of potentially harmful pollutants. This scrutiny and other economic incentives including tax advantages, have promoted the growth of wind, solar and nuclear power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and to delay upgrades to existing power plants.

Information about our consolidated operations in different geographic areas:

	Year ended December 31,
(in thousands)	2023	2022	2021
REVENUES (1)
United States	$505,078	$456,534	$419,050
Canada	90,612	83,727	48,206
United Kingdom	82,745	30,223	26,722
Denmark	58,191	50,857	30,310
Sweden	36,088	35,303	22,391
Saudi Arabia	23,103	21,428	12,529
China	20,358	25,890	10,028
Brazil	16,959	15,049	3,946
Indonesia	16,011	11,724	1,853
South Korea	15,059	6,032	3,961
Greece	13,018	71	253
Taiwan	12,478	12,433	5,776
Belgium	10,837	2,624	3,045
France	9,696	12,555	4,539
Israel	1,290	3,082	14,110
Hong Kong	9	896	11,056
Aggregate of all other countries, each with less than $10 million in revenues	87,822	79,490	93,098
	$999,354	$847,918	$710,873
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2023	2022
NET PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES
United States	$47,870	$52,932
Mexico	14,953	16,925
Denmark	6,821	6,672
United Kingdom	4,940	4,729
Italy	1,431	1,545
Aggregate of all other countries	2,354	2,084
	$78,369	$84,887

NOTE 6 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We also earn revenue from the supply of custom-engineered cooling systems for steam applications along with related aftermarket services. Our revenue recognition accounting policy is described in more detail in Note 2.

Contract Balances

The following represents the components of Contracts in progress and Advance billings on contracts included in the Consolidated Balance Sheets:

(in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$37,556	$62,662	$(25,106)	(40)%
Revenues recognized less billings to customers	52,498	55,518	(3,020)	(5)%
Contracts in progress	$90,054	$118,180	$(28,126)	(24)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$76,032	$111,159	$(35,127)	(32)%
Costs of revenue recognized less cost incurred	5,066	19,786	(14,720)	(74)%
Advance billings on contracts	$81,098	$130,945	$(49,847)	(38)%

Net contract balance	$8,956	$(12,765)	$21,721	170%

Accrued contract losses	$522	$180	$342	190%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Retainage expected to be collected within one year	$2,584	$3,076	$(492)	(16)%
Retainage expected to be collected after one year	1,466	786	680	87%
Total retainage	$4,050	$3,862	$188	5%

Retainage expected to be collected in 2024 is included in Accounts receivable – trade, net in the Consolidated Balance Sheets. Retainage expected to be collected after one year is included in Other assets in the Consolidated Balance Sheets. All long-term retainage at December 31, 2023 is expected to be collected by the end of 2025.

Backlog

At December 31, 2023 we had $644.5 million of remaining performance obligations, including $114.0 million of performance obligations associated with O&M contracts being exited, which are also referred to as total backlog. We expect to recognize approximately 69%, 14% and 17% of its remaining performance obligations as revenue in 2024, 2025 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2023, 2022 and 2021 we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Increases in gross profit for changes in estimates	$11,356	$15,067	$16,042
Decreases in gross profit for changes in estimates	(10,407)	(8,586)	(6,531)
Net changes in gross profit for changes in estimates	$949	$6,481	$9,511

Loss Contracts from Continuing Operations

During the year ended December 31, 2023, we recorded $3.9 million in net losses from changes in estimated costs to complete eight B&W Thermal contracts in loss positions.

NOTE 7 – INVENTORIES, NET

The components of Inventories, net included in the Consolidated Balance Sheets are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials and supplies	$90,116	$87,554
Work in progress	6,604	2,517
Finished goods	17,170	12,565
Total inventories, net	$113,890	$102,636

NOTE 8– PROPERTY, PLANT & EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of each of the major classes of depreciable assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2023	December 31, 2022
Land	$2,608	$2,481
Buildings	34,832	35,326
Machinery and equipment	152,700	151,607
Property under construction	13,780	11,410
	203,920	200,824
Less accumulated depreciation	147,929	140,289
Net property, plant and equipment	55,991	60,535
Finance lease	30,656	30,549
Less finance lease accumulated amortization	8,278	6,197
Net property, plant and equipment and finance leases	$78,369	$84,887

NOTE 9 - GOODWILL

The following summarizes the changes in the net carrying amount of goodwill in the Consolidated Balance Sheets:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Goodwill	$75,468	$79,825	$69,587	$224,880
Accumulated impairment losses	(49,965)	(74,478)	—	(124,443)
Balance at December 31, 2022	$25,503	$5,347	$69,587	$100,437
Currency translation adjustments	302	290	927	1,519
Balance at December 31, 2023	$25,805	$5,637	$70,514	$101,956

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists (a "triggering event").

The annual quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit’s estimated revenue growth, operating margin, and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit’s business. The fair market value calculated in the quantitative assessment exceeded the carrying amount of the reporting units by a range of 9% to 142% at October 1, 2023. One of our reporting units, Babcock & Wilcox Construction Company, which is a component of the B&W Thermal segment, has a negative carrying amount at December 31, 2023. There is goodwill of $8.9 million allocated to Babcock & Wilcox Construction Company at December 31, 2023.

During the fourth quarter of 2023, we identified factors that indicated a triggering event had occurred, mainly due to the decrease in the common stock price during the quarter. We performed a qualitative assessment in accordance with ASC 350 and, in conjunction with the results of the annual assessment, concluded that no impairment of goodwill exists for any reporting unit at December 31, 2023.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Definite-lived intangible assets
Customer relationships	$59,543	$58,764
Unpatented technology	18,416	18,208
Patented technology	3,677	3,635
Trade names	13,595	13,441
All other	9,763	9,653
Gross value of definite-lived intangible assets	$104,994	$103,701
Customer relationships amortization	(29,820)	(25,349)
Unpatented technology amortization	(11,764)	(10,013)
Patented technology amortization	(3,030)	(2,891)
Trade names amortization	(6,892)	(6,154)
All other amortization	(9,391)	(9,260)
Accumulated amortization	$(60,897)	$(53,667)
Net definite-lived intangible assets	$44,097	$50,034
Indefinite-lived intangible assets
Trademarks	1,530	1,530
Total intangible assets, net	$45,627	$51,564

The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$51,564	$33,215
Business acquisitions and adjustments	—	27,412
Amortization expense	(7,230)	(7,348)
Currency translation adjustments	1,293	(1,715)
Balance at end of the period	$45,627	$51,564

Amortization of intangible assets is included in Cost of operations and SG&A in the Consolidated Statement of Operations but is not allocated to segment results.

Definite-lived intangible assets are assessed for impairment on an interim basis when impairment indicators exist. During the fourth quarter of 2023, we identified factors that indicated a triggering event had occurred, mainly due to the decrease in the common stock price during the quarter. We performed a quantitative assessment in accordance with ASC 360 and concluded that no impairment of intangible assets exists at December 31, 2023.

Estimated future intangible asset amortization expense, during the year ended December 31, 2023 is as follows (in thousands):

Amortization Expense
Twelve months ending December 31, 2024	$7,558
Twelve months ending December 31, 2025	6,685
Twelve months ending December 31, 2026	5,530
Twelve months ending December 31, 2027	4,916
Twelve months ending December 31, 2028	4,633
Thereafter	14,775

NOTE 11 – LEASES

During the year ended December 31, 2022, we sold certain real property and then entered into leaseback agreements with the buyers for each sale transaction. We accounted for these sale-leasebacks as financing transactions with the purchasers of the assets in accordance with ASC 842 as the lease agreements were all deemed to be finance leases. We concluded the lease agreements met the qualifications to be classified as finance leases due to the significance of the present value of the lease payments, using the appropriate individual discount rate to reflect our incremental borrowing rates, compared to the fair value of the leased property as of the lease commencement dates.

Finance lease classification indicates that control of the related property has not transferred to the buyer/lessor, and as such, these transactions were deemed to be failed sale-leasebacks and were accounted for as financing arrangements. As a result of this determination, the proceeds from the buyer/lessor are viewed to have been received in the form of hypothetical loans with its leased property considered to be collateral. The hypothetical loans are payable as principal and interest in the form of “lease payments” to the buyer/lessors. As such, the property will remain in the Consolidated Balance Sheets as Net property, plant, equipment and finance leases until the leases end. We will depreciate the assets over the shorter of their respective economic lives or lease term. No gains or losses were recognized related to the transactions under U.S. GAAP for the year ended December 31, 2022 for the following transactions:

In December 2022, we sold certain real property assets at our Chanute, Kansas location for $8.4 million in proceeds and then simultaneously entered into a leaseback agreement with the buyer of the property. The lease has a 20 year term, with two renewal options of ten years each. Under the terms of the lease agreement, our initial basic rent is approximately $0.7 million per year with annual increases of 2.25% throughout the life of the agreement. We concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects our incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. At December 31, 2023, the carrying value of the financing liability was $8.5 million, which is net of debt issuance costs of $0.6 million and is recorded in Long-term loans payable in the Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

In November 2022, we sold certain real property assets at our Monterey, Mexico location for $1.4 million in proceeds and then simultaneously entered into a leaseback agreement with the buyer of the property. The lease has a four year term with payments of approximately $0.4 million per year. We concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects our incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. At December 31, 2023, the carrying value of the financing liability was $1.0 million in Loans payable in the Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

In October 2022, We sold a corporate aircraft for $3.4 million in proceeds and then simultaneously entered into a leaseback agreement with the buyer of the property. The lease has a two year term with payments of approximately $62 thousand per month through July 2024 with a final payment of $2.3 million in August 2024 at the expiration of the lease. We concluded the lease agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate that reflects our incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. At December 31, 2023, the carrying value of the financing liability was $2.6 million, which is recorded in Loans payable in the Consolidated Balance Sheets. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

The remaining future cash payments related to the aggregate financing liabilities for each year ending December 31 are as follows:

2024	$3,800
2025	1,137
2026	1,122
2027	782
2028	800
Thereafter	13,331
Total minimum liability requirements	$20,972
Imputed interest	(8,151)
Total	$12,821

The components of lease expense included in the Consolidated Statements of Operations are as follows:

		Year ended December 31,
(in thousands)	Classification	2023	2022	2021
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$6,726	7,103	$4,936
Operating lease expense	Cost of operations	—	—	1,077
Short-term lease expense	Selling, general and administrative expenses	2,350	3,496	3,513
Variable lease expense (1)	Selling, general and administrative expenses	354	150	422
Total operating lease expense		$9,430	$10,749	$9,948

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	$2,082	$3,527	$3,510
Interest on lease liabilities	Interest expense	2,235	2,372	2,502
Total finance lease expense		$4,317	$5,899	$6,012

Sublease income (2)	Other – net	$—	$(72)	$(86)
Net lease cost		$13,747	$16,576	$15,874
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.
(2) Sublease income excludes rental income from owned properties, which is not material.

Other information related to leases is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,467	$6,725	$5,580
Operating cash flows - finance leases	2,235	2,371	2,502
Financing cash flows - finance leases	1,195	2,435	2,366

(in thousands)	December 31, 2023	December 31, 2022
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,166	3,140
Finance leases	$103	$—

Weighted-average remaining lease term:
Operating leases (in years)	12.2	13.2
Finance leases (in years)	11.0	12.0
Weighted-average discount rate:
Operating leases	8.3%	8.3%
Finance leases	8.0%	8.0%

Amounts relating to leases are presented in the Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	December 31, 2023	December 31, 2022
Operating lease assets	Right-of-use assets	$28,192	$28,362
Finance lease assets	Net property, plant and equipment and finance leases	22,378	24,352
Total non-current lease assets		$50,570	$52,714

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,932	$3,498
Finance lease liabilities	Financing lease liabilities	1,367	1,180
Non-current
Operating lease liabilities	Non-current operating lease liabilities	25,350	25,588
Finance lease liabilities	Non-current finance lease liabilities	26,206	27,482
Total lease liabilities		$56,855	$57,748

Future minimum lease payments required under non-cancellable leases as of December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$6,085	$3,501	$9,586
2025	4,781	3,527	8,308
2026	4,021	3,597	7,618
2027	3,342	3,660	7,002
2028	2,748	3,715	6,463
Thereafter	27,101	23,866	50,967
Total	$48,078	$41,866	$89,944
Less imputed interest	(18,796)	(14,293)	(33,089)
Lease liability	$29,282	$27,573	$56,855

NOTE 12– ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services sold to customers. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$9,568	$12,925
Additions	6,257	7,294
Expirations and other changes	(5,943)	150
Payments	(2,349)	(10,634)
Translation and other	101	(167)
Balance at end of period	$7,634	$9,568

We record estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recorded when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows.

NOTE 13 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges in 2023, 2022 and 2021. The charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. During 2021, these charges also include actions taken to address the impact of COVID-19 on our business.

The following tables summarizes the restructuring activity incurred by segment:

	Year ended December 31,
	2023
(in thousands)	Total	Severance and related costs	Other
B&W Renewable segment	$2,153	$1,831	$322
B&W Environmental segment	449	180	269
B&W Thermal segment	1,614	781	833
Corporate	6	—	6
	$4,222	$2,792	$1,430

	Year ended December 31,
	2022
(in thousands)	Total	Severance and related costs	Other
B&W Renewable segment	$900	$719	$181
B&W Environmental segment	228	28	200
B&W Thermal segment	589	128	461
Corporate	(1,157)	(1,228)	71
	$560	$(353)	$913

	Year ended December 31,
	2021
(in thousands)	Total	Severance and related costs	Other
B&W Renewable segment	$1,876	$1,732	$144
B&W Environmental segment	430	360	70
B&W Thermal segment	2,207	1,734	473
Corporate	356	213	143
	$4,869	$4,039	$830

Restructuring liabilities primarily related to severance payments are included in Other accrued liabilities in the Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,615	$6,561
Restructuring expense	4,222	560
Payments	(3,332)	(5,506)
Balance at end of period	$2,505	$1,615

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic employees under the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan, ceased. As of December 31, 2023, and 2022, 68 and 72 hourly employees continue to accrue benefits under the U.S. Plan for the respective years.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever was later. These and future employees are not eligible to enroll in the defined benefit component of the Canadian Plans. Effective January 1, 2015, benefit accruals under certain hourly Canadian pension plans were ceased. As part of the spin-off transaction, we split the Canadian defined benefit plans from BWXT, which was completed in 2017. We did not present these plans as multi-employer plans because our portion was separately identifiable, and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

We also sponsor the Diamond Power Specialty Limited Retirement Benefits Plan (the "U.K. Plan") through a subsidiary. Effective November 30, 2015, benefit accruals under this plan ceased. We have accounted for the Guaranteed Minimum Pension Equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years, ending December 31, 2033.

We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued.

We make available other benefits including postretirement health care and life insurance benefits to certain salaried and union retirees based on their contracts, and on a limited basis, to future retirees.

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$893,315	$1,199,845	$7,676	$10,372
Service cost	522	699	17	20
Interest cost	45,143	26,676	360	182
Plan participants’ contributions	—	—	114	125
Actuarial loss (gain)	24,789	(249,945)	(802)	(1,353)
Foreign currency exchange rate changes	1,500	(4,413)	26	(82)
Benefits paid	(76,452)	(79,547)	(1,048)	(1,588)
Benefit obligation at end of period	$888,817	$893,315	$6,343	$7,676
Change in plan assets:
Fair value of plan assets at beginning of period	$770,923	$1,037,235	$—	$—
Actual return on plan assets	32,830	(184,570)	—	—
Employer contribution	1,416	3,713	934	1,463
Plan participants' contributions	—	—	114	125
Foreign currency exchange rate changes	1,883	(5,908)	—	—
Benefits paid	(76,452)	(79,547)	(1,048)	(1,588)
Fair value of plan assets at the end of period	730,600	770,923	—	—
Funded status	$(158,217)	$(122,392)	$(6,343)	$(7,676)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,103)	$(1,118)	$(930)	$(1,162)
Accumulated postretirement benefit obligation	—	—	(5,413)	(6,514)
Pension liability	(167,498)	(129,662)	—	—
Prepaid pension	10,384	8,388	—	—
Accrued benefit liability, net	$(158,217)	$(122,392)	$(6,343)	$(7,676)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$787	$966	$974	$1,665

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	851,302	856,546	—	—
Accumulated benefit obligation	851,302	856,546	—	7,676
Fair value of plan assets	682,699	725,767	—	—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	37,515	36,770	—	—
Accumulated benefit obligation	37,515	36,770	—	—
Fair value of plan assets	47,901	45,158	—	—

Components of net periodic benefit cost (benefit) included in net (loss) income are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2023	2022	2021	2023	2022	2021
Interest cost	$45,143	$26,676	$22,559	$360	$182	$145
Expected return on plan assets	(46,877)	(57,547)	(56,154)	—	—	—
Amortization of prior service cost	190	189	97	691	691	691
Recognized net actuarial loss (gain)	38,801	(6,365)	(15,327)	(803)	(1,354)	(153)
Benefit plans, net (1)	37,257	(37,047)	(48,825)	248	(481)	683
Service cost included in COS (2)	522	699	781	17	20	22
Net periodic benefit cost (benefit)	$37,779	$(36,348)	$(48,044)	$265	$(461)	$705
(1)    Benefit plans, net, which is presented separately in our Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial loss (gain) consists primarily of reported actuarial loss/gain and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were losses (gains) of $38.0 million, $(7.7) million and $(15.5) million in the years ended, December 31, 2023, 2022 and 2021, respectively. The recognized net actuarial loss (gain) was recorded in Benefit plans, net in the Consolidated Statements of Operations.

Assumptions

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	5.02%	5.35%	2.81%	4.94%	5.28%	2.50%
Rate of compensation increase	0.07%	0.06%	0.07%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	5.39%	2.88%	2.52%	4.94%	5.28%	2.50%
Expected return on plan assets	6.37%	5.90%	5.76%	—	—	—
Rate of compensation increase	0.07%	0.06%	0.07%	—	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.5% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2023).

Sensitivity

The following sensitivity analysis reflects the impact of a 25 basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2023:

(In millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(18.6)	$19.3
Effect on projected benefit obligation	(20.1)	20.9
Return on assets:
Effect on ongoing net periodic benefit cost	(1.8)	1.8
(1) Excludes effect of annual MTM adjustment.

A 25 basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2023 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Investment goals

The overall investment strategy of the pension trusts is to achieve long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long term. The specific investment goals that we set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk.

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2023 and 2022, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 4.1% and (17.5)%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2023	2022
Asset category:
United States government securities	16%	12%
Corporate stocks	2%	6%
Private credit	39%	—%
Venture capital	—%	42%
Hedge funds	32%	27%
Cash and cash equivalents	11%	13%

The target asset allocation for the Master Trust as of December 31, 2023 and 2022 was 50% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 30% of equity and other investments. We routinely reassess the target asset allocation with a goal of better aligning the expected cash flows from those assets to the anticipated benefit payments.

Foreign plans: We sponsor the Canadian Plans and the U.K. Plan through certain of our foreign subsidiaries. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2023	2022
Asset category:
Commingled and mutual funds	23%	24%
Fixed income	76%	72%
Other	1%	4%
The target allocation for 2023 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset class:
United States equity	25%	3%
Global equity	25%	4%
Fixed income and other	50%	93%

Fair value of plan assets
See Note 22 for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with ASC 820, Fair Value Measurement, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled “Obligations and funded status”. The following is a summary of total investments of our plans measured at fair value:

(in thousands)	Year ended December 31, 2023	Level 1	Level 2	Level 3
Commingled and mutual funds	$11,168	$—	$11,168	$—
United States government securities	106,232	106,232	—	—
Fixed income	65,821	10,689	36,305	18,827
Equity	13,472	13,090	—	382
Private credit	235,198	—	—	235,198
Private equity	4,176	—	—	4,176
Hedge fund	85,363	—	—	85,363
Cash and accrued items	43,634	43,634	—	—
Investments measured at fair value	$565,064	$173,645	$47,473	$343,946
Investments measured at net asset value	165,689
Pending trades	(153)
Total pension and other postretirement benefit assets	$730,600

(in thousands)	Year ended December 31, 2022	Level 1	Level 2	Level 3
Commingled and mutual funds	$12,020	$—	$12,020	$—
United States government securities	83,948	83,948	—	—
Fixed income	53,258	13,191	32,548	7,519
Equity	41,313	41,137	—	176
Venture capital	250,344	—	—	250,344
Hedge fund	83,439	—	—	83,439
Cash and accrued items	76,257	76,257	—	—
Investments measured at fair value	$600,579	$214,533	$44,568	$341,478
Investments measured at net asset value	171,441
Pending trades	(1,097)
Total pension and other postretirement benefit assets	$770,923

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2024	$26,367	$803	$297	$143
Expected benefit payments (1):
2024	73,563	803	2,526	143
2025	72,588	735	2,631	129
2026	71,450	670	2,696	122
2027	70,061	608	2,701	108
2028	68,558	550	2,793	92
2029-2033	315,543	1,984	14,200	358
(1)Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $2.4 million and $5.2 million during the years ended December 31, 2023 and 2022, respectively.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"), after minimum service requirements are met. The Thrift Plan generally provides for matching employer contributions. Employer matching contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan total approximately $4.0 million and $3.1 million in the years ended December 31, 2023 and 2022, respectively. There were no employer contributions for the year ended December 31, 2021. Beginning in April 2020 and continuing through December 31, 2021, as part of the Company's response to the impact of the COVID-19 pandemic on its business, the Company suspended its 401(k) company match for U.S. employees. The Company resumed its employer contributions beginning in 2022 inclusive of a one-time profit sharing contribution for the 2021 plan year equal to 0.75% of the eligible employees' base pay.

Also, our salaried Canadian employees are eligible to participate in a defined contribution plan, after minimum service requirements are met. The amount charged to expense for employer contributions was approximately $0.3 million in each of the years ended December 31, 2023, 2022 and 2021.

Multi-employer plans

One of our subsidiaries in the B&W Thermal segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years ended December 31, 2023, 2022 and 2021:

(in millions)		Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

Pension Fund	EIN/PIN	2023	2022	2021		2023	2022	2021
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Red	Yellow	Yellow	Yes	$13.4	$8.0	$16.6	No	Described Below
All other						1.2	1.0	2.2
						$14.6	$9.0	$18.8

Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust ("Boilermaker Plan") is under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the Boilermaker Plan. All other contributions expense included above represents multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 15- DEBT AND CREDIT FACILITIES

8.125% Senior Notes

During 2021, we completed sales of $151.2 million aggregate principal amount of our 8.125% Senior Notes for net proceeds of $146.6 million. In addition to the completed sales, we issued $35.0 million of the 8.125% Senior Notes to B. Riley Financial, Inc., a related party, in exchange for a deemed prepayment of our then-existing Last Out Term Loan Tranche A-3. The 8.125% Senior Notes bear interest at the rate of 8.125% per annum, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year. The 8.125% Senior Notes mature on February 28, 2026.

In March 2021, we entered into a sales agreement with B. Riley Securities, Inc., a related party, in which we may sell to or through B. Riley Securities, Inc., from time to time, additional 8.125% Senior Notes up to an aggregate principal amount of $150.0 million. The 8.125% Senior Notes have the same terms as (other than date of issuance), form a single series of debt securities with and have the same CUSIP number and are fungible with the initial 8.125% Senior Notes issuance in 2021. During the year ended December 31, 2022, we sold $6.8 million aggregate principal of the 8.125% Senior Notes under this sales agreement for $6.7 million of net proceeds.

The 8.125% Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured and unsubordinated indebtedness.

6.50% Senior Notes

During 2021, we completed sales of $151.4 million aggregate principal amount of our 6.50% Senior Notes for net proceeds of $145.8 million. The 6.50% Senior Notes bear interest at the rate of 6.50% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 6.50% Senior Notes mature on December 31, 2026. The public offering of our 6.50% Senior Notes was conducted pursuant to an underwriting agreement between us and B. Riley Securities, Inc., an affiliate of B. Riley, a related party, as representative of several underwriters.

The 6.50% Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our other existing and future unsecured and unsubordinated indebtedness. The 6.50% Senior Notes are effectively subordinated in right of payment to all of our existing and future secured indebtedness and structurally subordinated to all existing and future indebtedness of our subsidiaries, including trade payables.

The components of our senior notes at December 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,899)	(4,019)	(6,918)
Unamortized premium	312	—	312
Net debt balance	$190,448	$147,421	$337,869

Revolving Debt

In June 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC Bank, National Association ("PNC"), as administrative agent and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by an affiliate of MSD Partners, MSD PCOF Partners XLV, LLC (“MSD”), as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the

Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Documents” and the facilities thereunder, the “Debt Facilities”). Our obligations under each of the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. We used the proceeds and letter of credit availability under the Debt Facilities for working capital purposes and general corporate purposes. The Debt Facilities mature on June 30, 2025. At December 31, 2023, we had $27.0 million outstanding in revolving debt. For the year ended December 31, 2023, we had average daily borrowings of $14.2 million and a maximum daily amount outstanding of $34.9 million under the Revolving Credit Agreement. Under the Letter of Credit Agreement, usage consisted of $15.9 million financial letters of credit and $70.0 million of performance letters of credit at December 31, 2023.

At inception of the Debt Facilities, the interest rates applicable under the Revolving Credit Agreement float at a rate per annum equal to either (i) a base rate plus 2.0% or (ii) 1- or 3-month reserve-adjusted LIBOR plus 3.0%. The interest rates applicable to the Reimbursement Agreement float at a rate per annum equal to either (i) a base rate plus 6.50% or (ii) 1- or 3-month reserve-adjusted LIBOR plus 7.50%. The Letter of Credit Agreement requires fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. The Revolving Credit Agreement requires fees on outstanding letters of credit equal to (i) letter of credit commitment fees of 3.0% and (ii) letter of credit fronting fees of 0.25%. Under each of the Letter of Credit Agreement and Revolving Credit Agreement, we are required to pay a facility fee equal to 0.375% per annum of the unused portion of the Letter of Credit Agreement or the Revolving Credit Agreement, respectively. Certain of these terms have been amended as described in the following paragraphs.

We are permitted to prepay all or any portion of the loans under the Revolving Credit Agreement prior to maturity without premium or penalty. Prepayments under the Reimbursement Agreement are subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter. We have mandatory prepayment obligations under the Reimbursement Agreement upon the receipt of proceeds from certain dispositions or casualty or condemnation events. The Revolving Credit Agreement and Letter of Credit Agreement require mandatory prepayments to the extent of an over-advance.

The obligations under the Debt Facilities are secured by substantially all assets of the Company and each of the guarantors, in each case subject to inter-creditor arrangements. As noted above, the obligations under the Letter of Credit Facility are also secured by the cash collateral provided by MSD and any other cash collateral provider thereunder.

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. At inception, the Debt Documents require us to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test of not less than 1.00 to 1.00, a quarterly senior net leverage ratio test of not greater than 2.50 to 1.00, a non-guarantor cash repatriation covenant not to exceed $35.0 million at any one time, a minimum liquidity covenant of at least $30.0 million at all times, a current ratio of not less than 1.25 to 1.00, and an annual cap on maintenance capital expenditures of $7.5 million. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable debt agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all then-outstanding amounts under the Debt Facilities may become due and payable immediately. Certain of these covenants and terms have been amended as described in the following paragraphs.

In June 2021, in connection with our entry into the Debt Facilities, B. Riley, a related party, entered into a guaranty agreement in favor of MSD, in its capacity as administrative agent under the Reimbursement Agreement, for the ratable benefit of MSD, the cash collateral providers and each co-agent or sub-agent appointed by MSD from time to time (the “B. Riley Guaranty”). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Reimbursement Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Reimbursement Agreement. Under a fee letter with B. Riley, we agreed to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty. We entered into a reimbursement agreement with B. Riley governing our obligation to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Reimbursement Agreement.

In November 2022 we executed an amendment to our Reimbursement Agreement with MSD which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ending on December 31, 2022. The Fixed Charge Coverage Ratio was amended to 0.55 to 1.0 for the fiscal quarter ending December 31, 2022, 0.65 to 1.00 for the fiscal quarter ending March 31, 2023, 0.80 to 1.00 for the fiscal quarter ending June 30, 2023, 1.15 to 1.00 for the fiscal quarter ending September 30, 2023 and 1.25 to 1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The Senior Net Leverage Ratio was amended to 2.00 to 1.00 for the fiscal quarter ending December 31, 2022, 1.75 to 1.00 for the fiscal quarter ending March 31, 2023, 1.60 to 1.00 for the fiscal quarter ending June 30, 2023, and 1.50 to 1.00 for the fiscal quarter ending September 30, 2023 and thereafter. In addition, the interest rates applicable to the Reimbursement Agreement float at a rate per annum are equal to either (i) the base rate plus 9.0% or (ii) 1 or 3-month reserve-adjusted SOFR plus 10.0%. The amendment also establishes minimum cash flow covenants, as defined, for the fiscal quarter ending December 31, 2022 of $20.0 million and $25.0 million for the fiscal year 2023 and each fiscal year thereafter. In addition, we executed an amendment to our Revolving Credit Agreement with PNC which modified the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ending December 31, 2022, March 31, 2023 and June 30, 2023. The calculation of the Fixed Charge Coverage ratio for the fiscal quarter ending September 30, 2023 and thereafter will revert to the original calculation as stated in the original Debt Documents. In December 2022, we also deposited $10.0 million with PNC for Letter of Credit collateral to enable MSD to reduce their collateral requirement by $10.0 million.

In March 2023, we, with certain of our subsidiaries as guarantors, certain lenders from time to time party to the Revolving Credit Agreement, and PNC, as administrative agent and swing loan lender to the Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, as amended (the “Amended Revolving Credit Agreement”), entered into the Second Amendment, Waiver and Consent to the Amended Revolving Credit Agreement (the “Second Amended Revolving Credit Agreement”). The Second Amended Revolving Credit Agreement amends the terms of the Amended Revolving Credit Agreement to (i) waive the senior net leverage ratio test for purposes of enacting a Permitted Restricted Payment on Preferred Shares (each as defined in the Second Amended Revolving Credit Agreement) to be made on March 31, 2023; and (ii) replace the use of LIBOR with Term SOFR throughout.

In May 2023, we entered into Amendment No. 3 to the Revolving Credit Agreement which allowed us to exclude certain expenses from the calculation of EBITDA under the Revolving Credit Agreement, including for purposes of determining compliance with certain financial covenants thereunder.

In June 2023, we entered into Amendment No. 4 to the Revolving Credit Agreement, which increased the limit of aggregate amount of all unrestricted cash and cash equivalents permitted to draw on the Amended Revolving Credit Agreement from $30.0 million to $40.0 million.

In November 2023, we entered into Amendment No. 3 to the Reimbursement Agreement (the “Third Amended Reimbursement Agreement”), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on September 30, 2023. The Fixed Charge Coverage Ratio was amended to 1.05 to 1.0 for the fiscal quarters ending September 30, 2023 and December 31, 2023, 1.15 to 1.0 for the fiscal quarters ending March 31, 2024 and June 30, 2024, 1.05 to 1.0 for the fiscal quarter ending September 30, 2024, 1.1 to 1.0 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.0 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of dividends on preferred equity was amended to 1.46 to 1.0 for the fiscal quarter ending September 30, 2023, 1.3 to 1.0 for the fiscal quarter ending December 31, 2023 and 1.25 to 1.0 for all fiscal quarters thereafter. The Third Amended Reimbursement Agreement also imposes a leverage condition to the payment of dividends on preferred equity, which requires the Company to provide a quality of earnings report and pay a $1.0 million fee to MSD prior to paying a dividend for the fiscal quarter ending December 31, 2023. The Third Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to $10.0 million for the fiscal quarter ending December 31, 2023 and $25.0 million for the fiscal year 2024 and each fiscal year thereafter. The interest rates applicable to the Third Amended Reimbursement Agreement float at a rate per annum equal to SOFR plus 10% through December 31, 2023, SOFR plus 11% from January 1, 2024 through June 30, 2024 and will increase by 50 basis points as of the first day of each fiscal quarter thereafter. The size of the Cash Collateral Facility under the Third Amended Reimbursement Agreement stepped down to $100.0 million following the receipt of a PNC consent (as defined in the Third Amended Reimbursement Agreement), and will step down further to $90.0 million upon reduction in outstanding letters of credit to $90.0 million or less.

In March 2024, we entered into Amendment No. 4 to the Reimbursement Agreement (the "Fourth Amended Reimbursement Agreement"), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on December 31, 2023. The Fixed Charge Coverage Ratio was amended to 0.93 to 1.0 for the fiscal quarter ending December 31, 2023, 0.82 to 1.0 for the fiscal quarter ending March 31, 2024, 0.90 to 1.0 for the fiscal quarter ending June 30, 2024, 0.95 to 1.0 for the fiscal quarter ending September 30, 2024, 1.1 to 1.0 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.0 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of any Permitted Restricted Payments, as defined in the Fourth Amended Reimbursement Agreement, was amended to 1.45 to 1.0 for the four quarter fiscal measurement period ending as of December 31, 2023 and 1.25 to 1.0 thereafter. The Fourth Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to no less than $10.0 million as of December 31, 2023 (for the preceding fiscal quarter), no less than $15.0 million as of December 31, 2024 (for the preceding fiscal year), and no less than $25.0 million as of December 31 of each fiscal year thereafter. The Applicable Margin with respect to Delayed Draw Term Loans and Cash Collateral Commitment Fees will increase by an additional 0.50% on each of April 30, 2024, July 1, 2024, October 1, 2024, January 1, 2025 and April 1, 2025 in each case if the Obligations are in excess of $15 million on the applicable date.

As discussed in Note 25, in January 2024, we entered into a new Credit Agreement with Axos Bank. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. For further discussion on the new agreement, see Note 25.

Other Letters of credit, bank guarantees and surety bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of the Letter of Credit Agreement as of December 31, 2023, was $39.4 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $21.7 million as of December 31, 2023. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $54.0 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of December 31, 2023, bonds issued and outstanding under these arrangements in support of our contracts totaled $141.7 million. The aggregate value of the letters of credit backstopping surety bonds was $16.8 million.
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of December 31, 2023, we had Loans payable of $41.6 million, net of debt issuance costs of $0.5 million, of which $6.2 million is classified as current and $35.4 million as long-term loans payable in the Consolidated Balance Sheets. Included in these amounts, we had approximately $12.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

At December 31, 2022, our Denmark subsidiary has an unsecured interest-free loan of $0.8 million under a local government loan program related to COVID-19 that was repaid in 2023.

NOTE 16 – CAPITAL STOCK

Common Stock

In May 2022, our stockholders, upon the recommendation of our Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc 2021 Long-Term Incentive Plan. The Plan Amendment became effective upon such stockholder approval. The Plan Amendment increased the total number of shares of our common stock authorized for award grants under the 2021 Plan from 1,250,000 shares to 5,250,000 shares. The 2021 Plan replaced our Amended and Restated 2015 Long-Term Incentive Plan. In addition to the 5,250,000 shares available for award grant purposes under the 2021 Plan as described above, any shares of our common stock underlying any outstanding award granted under the 2015 Plan that, following May 20, 2021, expires, or is terminated, surrendered, or forfeited for any reason without issuance of such shares shall also be available for the grant of new awards under the 2021 Plan.

In February 2021, we completed a public offering of our common stock pursuant to the Underwriting Agreement dated February 9, 2021, between us and B. Riley Securities, Inc., as representative of the underwriters. At the closing, we issued to the public 29,487,180 shares of our common stock for gross proceeds of $172.5 million. We received net proceeds of $163.0 million after deducting underwriting discounts and commissions, but before expenses.

Preferred Stock

In May 2021, we completed a public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock (the "Preferred Stock") pursuant to an underwriting agreement between us and B. Riley Securities, Inc. At the closing, we issued to the public 4,444,700 shares of our Preferred Stock, at an offering price of $25.00 per share for net proceeds of $106.4 million after deducting underwriting discounts and commissions, but before expenses. The Preferred Stock has a par value of $0.01 per share, is perpetual and not subject to mandatory redemption or any sinking fund. The Preferred Stock has a cumulative cash dividend, when and if declared by our Board of Directors, at a rate of 7.75% (equivalent to $1.9375) per year on the liquidation preference amount of $25.00 per share and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

In June 2021, we entered into an exchange agreement with B. Riley, pursuant to which we (i) issued B. Riley 2,916,880 shares of our Preferred Stock, representing an exchange price of $25.00 per share and paid $0.4 million in cash, and (ii) paid $0.9 million in cash to B. Riley for accrued interest due, in exchange for a deemed prepayment of $73.3 million of our then existing term loans with B. Riley under our prior A&R Credit Agreement.

In July 2021, we entered into a sales agreement with B. Riley Securities, Inc., for the sale of additional shares of Preferred Stock, from time to time, up to an aggregate amount of $76.0 million of Preferred Stock. The Preferred Stock has the same terms and CUSIP number and is fungible with the Preferred Stock issued during May 2021. During 2021, we sold $0.3 million shares, or $7.7 million aggregate principal amount of Preferred Stock for $7.7 million net proceeds under this sales agreement.

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

During the twelve months ending December 31, 2023, our Board of Directors approved dividends totaling $14.9 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at December 31, 2023, and all declared dividends have been paid as of January 2, 2024.

NOTE 17– ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for December 31, 2023, 2022, and 2021 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2020	$(47,575)	$(4,815)	$(52,390)
Other comprehensive income before reclassifications	(3,412)	676	(2,736)
Amounts reclassified from AOCI to net income	(4,512)	816	(3,696)
Net other comprehensive income	(7,924)	1,492	(6,432)
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive loss before reclassifications	(14,834)	—	(14,834)
Amounts reclassified from AOCI to net income	—	870	870
Net other comprehensive income (loss)	(14,834)	870	(13,964)
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	5,555	—	5,555
Amounts reclassified from AOCI to net income	—	870	870
Net other comprehensive income	5,555	870	6,425
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2023	2022	2021
Release of currency translation adjustment with the sale of business	Loss on sale of business	$—	$—	$4,512
Pension and post retirement adjustments, net of tax	Benefit plans, net	(870)	(870)	(816)
	Net (loss) income	$(870)	$(870)	$3,696

NOTE 18 –INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2023	2022	2021
Components associated with borrowings from:
Senior notes	$25,601	$24,962	$13,273
Last Out Term Loans	—	—	4,349
U.S. Revolving Credit Facility	1,494	—	1,416
	27,095	24,962	19,038
Components associated with amortization or accretion of:
Deferred fees on Revolving Credit Agreement	4,643	4,400	2,735
Deferred fees on Senior notes	2,525	2,612	2,510
U.S. Revolving Credit Facility - deferred financing fees and commitment fees	—	—	5,995
	7,168	7,012	11,240

Components associated with interest from:
Lease liabilities	2,235	2,372	2,502
Letter of Credit fees and interest	10,955	8,424	—
Other interest expense	2,442	2,091	6,743
	15,632	12,887	9,245

Total interest expense	$49,895	$44,861	$39,523

The following table provides a reconciliation of cash and cash equivalents and current and long-term restricted cash reported within the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2023	2022	2021
Held by foreign entities	$44,388	$46,640	$42,070
Held by U.S. entities	20,947	30,088	182,804
Cash and cash equivalents	65,335	76,728	224,874

Reinsurance reserve requirements	380	447	443
Restricted foreign accounts		—	—
Project indemnity collateral (1)	—	5,723	—
Bank guarantee collateral	1,823	2,072	997
Letters of credit collateral (2)	584	11,193	401
Hold-back for acquisition purchase price (3)	2,950	5,900	—
Escrow for long-term project (4)	297	11,397	—
Restricted cash and cash equivalents	6,034	36,732	1,841
Total Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows(5)	$71,369	$113,460	$226,715
(1) We released $5.7 million in project indemnity restricted cash collateral for a letter of credit agreement in 2023.
(2) We paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash in the Consolidated Balance Sheets. This amount was released in 2023 in association with our refinancing with PNC.

(3) The purchase price for FPS was $59.2 million, including a hold-back of $5.9 million which is included in Current restricted cash and cash equivalents and Other accrued liabilities in the Consolidated Balance Sheets. The hold-back is being held in escrow for potential payment of up to the maximum amount twenty-four months from the February 1, 2022 date of acquisition if the conditions are met. We paid $2.9 million of this holdback during 2023, and the remaining amount in February 2024.
(4) In January 2022, we funded $11.4 million in an escrow account as security to ensure project performance. This cash was released in 2023.
(5) Includes cash held at discontinued operations of $0.03 million, $0.49 million and $0.00 million at December 31, 2023, 2022 and 2021, respectively.

The following cash activity is presented as a supplement to the Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Year ended December 31,
(in thousands)	2023	2022	2021
Income tax payments, net	$6,731	$7,950	$4,991

Cash paid for interest(1)	$23,067	$25,673	$20,234

(1) Excludes amounts paid for Letter of Credit fees

NOTE 19 – STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2023. The following table summarizes activity for outstanding stock options for the year ended December 31, 2023:

(share data in thousands)	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	287	$102.96
Granted	—	—
Exercised	—	—
Cancelled/expired/forfeited	(4)	73.88
Outstanding at end of period	283	$103.34	2.37	$—
Exercisable at end of period	283	$103.34	2.37	$—

The aggregate intrinsic value included in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The intrinsic value is calculated as the total number of option shares multiplied by the difference between the closing price of our common stock on the last trading day of the period and the exercise price of the options. This amount changes based on the price of our common stock. If zero is shown, the closing price of our common stock at December 31, 2023 is lower than the exercise price for all options.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2023 is as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	1,894	$7.15
Granted	553	5.22
Vested	(1,029)	6.25
Cancelled/forfeited	(86)	7.13
Non-vested at end of period	1,332	$7.64

As of December 31, 2023, total compensation expense not yet recognized related to non-vested restricted stock units was $6.9 million and the weighted-average period in which the expense is expected to be recognized is 1.7 years.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management. The number of market-based RSUs granted was 0.96 million. The RSUs will vest if our closing stock price on the NYSE is equal to or higher than the Stock Price Goal of $12.00 per share during the performance period, which expires on the 5th anniversary of the Grant Date. The $6.70 grant date fair value per market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the derived service period using cost of equity as the drift rate in the simulation for estimating the dividend service period and is not reversed if the market condition is not met.

We used the following assumptions to determine the fair value of the restricted stock units with market conditions as of the grant date:

Risk free interest rate	2.7%
Volatility	59.0%
Cost of equity	17.4%
Performance period	5 years
Derived service period	0.78 years

Restricted stock units with market conditions activity for the year ended December 31, 2023 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	860	$6.70
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(100)	6.70
Non-vested at end of period	760	$6.70

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

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31 2023 and 2022:

	December 31,
	2023	2022
Risk-free interest rate	3.80%	4.00%
Expected volatility	57%	59%
Expected life in years	4.75	5.65
Suboptimal exercise factor	2.0x	2.0x

In making these assumptions, we based estimated volatility on the historical returns of our stock price and selected guideline companies. We based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. We relied upon a suboptimal exercise factor, representing the ratio of the base price to the stock price at the time of exercise, to account for potential early exercise prior to the expiration of the contractual term. With consideration to the executive level of the SARs holders, a suboptimal exercise multiple of 2.0x was selected. Subject to vesting conditions, should the stock price achieve a value of 2.0x above the base price, we assume the holders will exercise prior to the expiration of the contractual term of the SARs. The expected term for the SARs is an output of the valuation model in estimating the time period that the SARs are expected to remain unexercised. The valuation model assumes the holders will exercise their SARs prior to the expiration of the contractual term of the SARs.

As of December 31, 2023, the SARs are fully vested and their total intrinsic value is $1.6 million.

NOTE 20 – INCOME TAXES

(Loss) income from continuing operations before income tax expense (benefit) is comprised of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
United States	$(80,264)	$29	$28,626
Other than the United States	10,112	(8,958)	(1,341)
(Loss) income from continuing operations before income tax expense (benefit)	$(70,152)	$(8,929)	$27,285

Significant components of the provision for income taxes from continuing operations are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	645	$736	$1,760
State	222	166	(141)
Foreign	8,750	5,566	4,649
Total current provision	9,617	6,468	6,268
Deferred:
Federal	279	164	94
State (1) (2)	(390)	5,629	(8,772)
Foreign	(1,025)	(1,202)	382
Total deferred provision	(1,136)	4,591	(8,296)
Provision for income taxes	$8,481	$11,059	$(2,028)

(1) The 2021 amount reflects an $8.7 million deferred tax benefit primarily attributable to a reduction in the valuation allowance on net operating losses and temporary deductible benefits in certain states that are now expected to be recovered.
(2) The 2022 amount is primarily attributable to deferred tax expense associated with nontaxable mark-to-market pension gains in certain states where temporary deductible benefits are expected to be recovered, changes in enacted statutory income tax rates, and changes in apportionment relating to project mix.

The provision for income taxes attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision (benefit) for income taxes.

The sources and tax effects of the differences are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Income tax benefit at federal statutory rate	$(14,732)	$(1,875)	$5,730
State and local income taxes	(555)	985	983
Foreign rate differential	677	313	132
Deferred taxes - change in tax rate	1,244	1,217	(564)
Non-deductible (non-taxable) items	822	330	(122)
Tax credits	1,834	1,876	252
Valuation allowances	14,500	14,131	(13,136)
Effect of DPMH sale	—	—	(1,090)
Unrecognized tax benefits	—	10	150
Withholding taxes	1,195	1,382	3,882
Change in indefinite reinvestment assertion	278	163	(15)
Disallowed interest deductions	—	—	1,010
Return to provision and prior year true-up	3,800	(7,544)	960
Other	(582)	71	(200)
Income tax expense (benefit)	$8,481	$11,059	$(2,028)

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Pension liability	$36,087	$28,644
Accruals	9,101	8,596
Long-term contracts	6,664	1,246
Net operating loss carryforward	419,052	405,640
State net operating loss carry forward	20,476	20,668
Interest limitation carryforward	55,337	49,871
Foreign tax credit carryforward	2,996	3,608
Other tax credits	2,294	3,477
Lease liability	14,488	14,596
Capitalized R&D	638	845
Property, plant and equipment	1,296	—
Other	5,326	7,401
Total deferred tax assets	$573,755	$544,592
Valuation allowance for deferred tax assets	(551,931)	(521,137)
Total deferred tax assets, net	$21,824	$23,455

Deferred tax liabilities:
Property, plant and equipment	$—	$268
Right of use assets	13,112	13,421
Unremitted earnings	1,511	1,232
Intangibles	18,087	18,588
Total deferred tax liabilities	32,710	33,509
Net deferred tax liabilities	$(10,886)	$(10,054)

At December 31, 2023 we have foreign NOL carryforward deferred tax assets ("DTAs") of approximately $357.4 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOL carryforwards, $155.6 million do not expire. The remaining foreign NOLs will expire between 2024 and 2040.

At December 31, 2023, we have U.S. federal NOL carryforward DTAs of approximately $61.7 million. Of this amount, $20.0 million will expire in 2036 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under IRC Section 382. Approximately $38.2 million of our U.S. federal NOL carryforward is not subject to the IRC Section 382 limitation.

At December 31, 2023, we have state NOL carryforward DTAs of $20.5 million available to offset future taxable income in various jurisdictions. Of this amount, $20.0 million will expire between 2024 and 2042.

At December 31, 2023, we have foreign tax credit carryforwards of $3.0 million. These carryforwards will expire between 2024 and 2026.

At December 31, 2023, we have valuation allowances of $551.9 million for deferred tax assets, which we expect will not be realized through carry-backs, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2023, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists.

Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$(521,137)	$(512,803)
Charges to costs and expenses(1)	(28,197)	(14,131)
Charges to other accounts	(2,597)	5,797
Balance at end of period	$(551,931)	$(521,137)
(1) Includes $14.5 million from loss on continuing operations and $13.7 million from loss on discontinued operations.

Sections 382 and 383 of the IRC limits, for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under IRC Section 382, an ownership change occurs if shareholders owning at least 5% of our common stock have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, we determined that a Section 382 ownership change occurred in July 2019. As a result of this change in ownership, we estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected) We maintain a full valuation allowance on the majority of its U.S. deferred tax assets, including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

Undistributed earnings of certain foreign subsidiaries amounted to approximately $184.8 million. We no longer intend to assert indefinite reinvestment with respect to withholding taxes of $1.5 million that could be assessed on the repatriation of $13.3 million in undistributed earnings. We continue to assert indefinite reinvestment in the remaining $171.5 million of existing earnings that are not expected to be distributed in the future. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to withholding taxes payable to various foreign countries. We expect to take the 100% dividends received deduction to offset any US federal taxable income on the undistributed earnings. Withholding taxes of approximately $2.7 million would be payable upon remittance of these previously unremitted earnings.

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

Below is a tabular roll-forward of the beginning and ending aggregate unrecognized tax benefits on a continuing operations basis:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$36,196	$36,419	$39,013
Increases based on tax positions taken in prior years	—	1,829	242
Decreases based on tax positions taken in prior years	(9)	—	(29)
CTA/Translation	1,142	(2,052)	(2,807)
Balance at end of period	$37,329	$36,196	$36,419

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

Tax years 2016 through 2022 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. We do not have any returns under examination for years prior to 2014.

NOTE 21 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against us by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, we filed an answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, we and Glatfelter each filed cross-motions for summary judgment. On June 21, 2023, the court granted our motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatfelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price, subject to certain adjustments), and denied Glatfelter’s motion for summary judgment. The case is set for trial in March 2024. We intend to continue to vigorously litigate the action. However, given the uncertainty inherent in the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

Russian Invasion of Ukraine

We do not currently have contracts directly with Russian entities or businesses and currently do not conduct business in Russia directly. We believe that our only involvement with Russia, or Russian entities, involves sales of products by a wholly-owned Italian subsidiary to non-Russian counterparties who may resell our products to Russian entities or perform services in Russia using our products. We have implemented a restricted party screening process completed by a third party to monitor compliance with trade restrictions. The economic sanctions and export-control measures and the ongoing invasion of Ukraine could impact our subsidiary’s rights and responsibilities under the contracts and could result in potential losses.

Other

Due to the nature of our business, from time to time, we are involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on prior experience, except as disclosed above, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 22– FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by ASC 820, Fair Value Measurements).

Available-For-Sale Debt Securities

(in thousands)
	December 31, 2023	Level 1	Level 2
Corporate notes and bonds	$3,144	$3,144	$—
Mutual funds	3	—	3
United States government and agency securities	3,906	3,906	—
Total fair value of available-for-sale securities	$7,053	$7,050	$3

(in thousands)
	December 31, 2022	Level 1	Level 2
Corporate notes and bonds	$4,154	$4,154	$—
Mutual funds	612	—	612
United States government and agency securities	4,023	4,023	—
Total fair value of available-for-sale securities	$8,789	$8,177	$612

Our investments in available-for-sale debt securities are presented in Other assets in the Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 14 above for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices as of December 31, 2023.

(in thousands)	December 31, 2023
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('"BWSN")	$193,035	$151,031
6.50% Senior Notes due 2026 ("BWNB")	$151,440	$98,497

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

◦Cash and cash equivalents and Restricted cash and cash equivalents. The carrying amounts that have been reported in the accompanying Consolidated Balance Sheets for Cash and cash equivalents and Restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
◦Revolving debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Revolving Debt approximated its carrying amount at December 31, 2023.

NOTE 23 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.7% of the Company's outstanding common stock as of December 31, 2023. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 25, in January 2024 in connection with the our entry into the Axos Credit Agreement, we entered into a guaranty agreement and a fee and reimbursement agreement with B. Riley.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young, to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC.

As described in Note 21, in June 2022, after pursuing private mediation, the parties to the Stockholder Litigation reached a settlement agreement that was approved by the court in July 2023 which included a $9.5 million settlement amount, under which we paid $4.75 million on behalf of B. Riley and Vintage Capital Management, LLC pursuant to existing contractual indemnification obligations to settle Plaintiff’s direct claims asserted against these entities. This $4.75 million, after the deduction of attorney’s fees and customary settlement costs and expenses, will be paid to our shareholders, excluding any Defendant in the Stockholder Litigation.

In July 2022, BRF Investments, LLC, an affiliate of B. Riley, exercised 1,541,667 warrants to purchase 1,541,666 shares of our common stock at a price per share of $0.01 pursuant to the terms of the warrant agreement between us and B. Riley dated July 23, 2019.

In July 2022, we participated in the sale process of Hamon Holdings in which B. Riley Securities, Inc, an affiliate of B. Riley, was engaged as Hamon Holdings’ investment banker and to serve as advisor to Hamon Holdings through a Chapter 11 363 Asset Sale of Hamon Holdings’ entire United States business or potential carve-out of any of its four main subsidiaries. We were a successful bidder for the assets of one of those subsidiaries, Hamon, a major provider of air pollution control technology, for approximately $2.9 million.

In December 2021, B. Riley entered into a General Agreement of Indemnity (the "Indemnity Agreement"), between us and AXA-XL its affiliated associated and subsidiary companies (collectively the “Surety”). Pursuant to the terms of the Indemnity Agreement, B. Riley will indemnify the Surety for losses the Surety may incur as a result of providing a payment and performance bond in an aggregate amount not to exceed €30.0 million in connection with our proposed performance on a specified project. In consideration of B. Riley's execution of the Indemnity Agreement we paid B. Riley a fee of $1.7 million following the issuance of the bond by the Surety, which represents approximately 5.0% of the bonded obligations, to be amortized over the term of the agreement.

In December 2021, the public offering of our 6.50% Senior Notes, as described in Note 15, was conducted pursuant to an underwriting agreement between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. The underwriters also elected to exercise their overallotment option for an additional $11.4 million in aggregate principal amount of the 6.50% Senior Notes. We paid B. Riley Securities, Inc. a total of $6.0 million for underwriting fees and other transaction cost related to the 6.50% Senior Notes offering and overallotment option.

In June 2021, we entered into new Debt Facilities, as described in Note 15. In connection with the entry into the Debt Facilities, B. Riley provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement, as described in Note 15. Under a fee letter with B. Riley, we are obligated to pay B. Riley $0.9 million per annum in connection with the B. Riley Guaranty.

In May 2021, the public offering of our 7.75% Series A Cumulative Perpetual Preferred Stock ("Preferred Stock"), as described in Note 16, was conducted pursuant to an underwriting agreement between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date in May 2021, we paid B. Riley Securities, Inc. $4.3 million for underwriting fees and other transaction costs related to the Preferred Stock offering.

In May 2021, we completed the additional sale of 444,700 shares of our Preferred Stock, related to the grant to the underwriters, as described in Note 16, and paid B. Riley Securities, Inc., an affiliate of B. Riley, $0.4 million for underwriting fees in conjunction with the transaction.

In June 2021, we issued 2,916,880 shares of our 7.75% Series A Cumulative Perpetual Preferred Stock and paid $0.4 million in cash due to B. Riley, in exchange for a deemed prepayment of $73.3 million of our then-existing Last Out Term Loans and paid $0.9 million in cash for accrued interest, as described in Note 16.

In July 2021, we entered into a sales agreement with B. Riley Securities, Inc., an affiliate of B. Riley, pursuant to which we may sell, from time to time, up to an aggregate principal amount of $76.0 million of our Preferred Stock to or through B. Riley Securities, Inc., as described in Note 14. We have paid B. Riley Securities, Inc. $0.2 million for underwriting fees and other transaction costs related to the offering.

In February 2021, the public offering of our 8.125% Senior Notes, as described in Note 15, was conducted pursuant to an Underwriting agreement between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of several underwriters. At the closing date, we paid B. Riley Securities, Inc. $5.2 million for underwriting fees and other transaction costs related to the 8.125% Senior Notes offering.

In February 2021, we entered into an Exchange Agreement with B. Riley pursuant to which we agreed to issue to B. Riley $35.0 million aggregate principal amount of 8.125% Senior Notes in exchange for a deemed prepayment of $35.0 million of our existing Tranche A term loan with B. Riley, as described in Note 15.

In March 2021, we entered into a sales agreement with B. Riley Securities, Inc., an affiliate of B. Riley, pursuant to which we may sell, from time to time, up to an aggregated principal amount of $150.0 million of 8.125% Senior Notes due 2026 to or through B. Riley Securities, Inc., as described in Note 15. We have paid B. Riley Securities, Inc. a total of $0.5 million for underwriting fees and other transaction costs related to the sales agreement.

In February 2021, the public offering of our common stock, as described in Note 16, was conducted pursuant to an underwriting agreement between us and B. Riley Securities, Inc., an affiliate of B. Riley, as representative of the several underwriters. We paid B. Riley Securities, Inc. $9.5 million for underwriting fees and other transaction costs related to the offering.

In November 2020, we entered into an agreement with B. Riley Principal merger Corp. II, an affiliate of B. Riley, to purchase 200,000 shares of Class A common stock of Eos Energy Storage LLC for an aggregate purchase price of $2.0 million. The shares were sold in January 2021 for net proceeds of $4.5 million.

NOTE 24 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Fossil Power Systems

In February 2022, we acquired 100% ownership of FPS for approximately $59.2 million. The consideration paid included a hold-back of $5.9 million, payable twenty-four months from the date of the acquisition if certain conditions of the purchase agreement are met and is recorded on the Consolidated Balance Sheets in Restricted cash and cash equivalents and Other accrued liabilities. Of the $5.9 million hold-back, $2.8 million was paid during the year ended December 31, 2023.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the B&W Thermal segment.

We finalized the purchase price allocation during the first quarter of 2023 using the discounted cash flow method for the assets acquired and liabilities assumed. The impact of the finalization was immaterial.

B&W Chanute

In February 2022, we acquired 100% ownership of B&W Chanute for approximately $19.2 million. B&W Chanute, designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Chanute, Kansas and Tulsa, Oklahoma. B&W Chanute is reported as part of the B&W Thermal segment.

We finalized the purchase price allocation during the first quarter of 2023 using the discounted cash flow method for the assets acquired and liabilities assumed. The impact of the finalization was immaterial.

Hamon

In July 2022, we acquired certain assets of Hamon Holdings through a competitive sale process, in which B. Riley Securities, Inc. was Hamon Holding's investment banker and advisor through a Chapter 11 363 Asset Sale. We were the successful bidder for certain assets of one of those subsidiaries, Hamon, a major provider of air pollution control technology, for approximately $2.9 million.

Divestitures

In June 2022, we sold development rights related to a future renewable energy project for $8.0 million. In conjunction with the sale, we recognized a $6.2 million gain on sale. We have $5.1 million in outstanding receivables related to the transaction recorded within Accounts receivable – other in the Consolidated Balance Sheets at December 31, 2023.

Certain real property assets for the Lancaster, Ohio location were sold in August 2021 for $18.9 million. We received $15.8 million of net proceeds after adjustments and expenses and recognized a gain on sale of $13.9 million. In conjunction with the sale, we executed a leaseback agreement commencing which expires on August 31, 2041.

Certain real property assets at the Copley, Ohio location were sold in March 2021 for $4.0 million. We received $3.3 million of net proceeds after adjustments and recognized a gain on sale of $1.9 million. In conjunction with the sale, we executed a leaseback agreement commencing which expires on March 31, 2033.

In March 2021, we sold all of the issued and outstanding capital stock of Diamond Power Machine (Hubei) Co., Inc, for $2.8 million. We received $2.0 million in gross proceeds before expenses and recorded an $0.8 million favorable contract asset that was amortized through December 31, 2023.
NOTE 25 - SUBSEQUENT EVENT

We entered into a credit agreement on January 18, 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank ("Axos"), as administrative agent, swingline lender and letter of credit issuer (the "Credit Agreement").

The Credit Agreement provides for an up to $150.0 million asset-based revolving credit facility (with availability subject to a borrowing base calculation) ("Credit Facility"), including a $100.0 million letter of credit sublimit. Our obligations under the Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley has provided a guaranty of payment with regard to our obligations under the Credit Agreement, as further described below. We expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) pay off our current revolving credit facility with PNC, (ii) provide for working capital needs, (iii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement, and (iv) provide for general corporate purposes.

The Credit Agreement has a maturity date of (i) January 18, 2027, or (ii) if our 8.125% Senior Notes and 6.50% Senior Notes are not refinanced by August 30, 2025 or the maturity date has not otherwise been extended to a date at least 6 months beyond the Credit Facility maturity, August 30, 2025. The interest rates applicable under the Credit Agreement are: (i) with respect to SOFR Loans, (a) SOFR plus 5.25% if the outstanding principal amount of loans is equal to or less than $100.0 million or (b) SOFR plus 4.00% if the outstanding principal amount of loans is equal to or greater than $100.0 million; (ii) with respect to Base Rate Loans, the greater of (a) the Federal Funds Rate plus 2.00% plus the Applicable Margin, (b) the prime rate as designated by Axos plus the Applicable Margin, and (c) Daily Simple SOFR plus 1.00% plus the Applicable Margin; and (iii) with respect to the default rate under the Credit Agreement, the then-existing interest rate plus 2.00%.

In connection with the Credit Agreement, we are required to pay (i) an origination fee equal to $1.5 million, (ii) a commitment fee equal to 0.50% per annum multiplied by the positive difference by which the Aggregate Revolving Commitments exceed the Total Revolving Outstandings, subject to adjustment, (iii) a facility fee equal to the Applicable Margin for SOFR Loans multiplied by the positive difference by which the actual daily amount of L/C Obligations the Administrative Agent is then holding Specified Cash Collateral exceeds the actual daily Outstanding Amount of Revolving Loans, and (iv) a collateral monitoring fee of $1,000 per month. We are permitted to prepay all or any portion of the loans under the Credit Agreement prior to maturity subject to the payment of an early termination fee. The Credit Agreement requires mandatory prepayments under certain circumstances, including in the event of an over-advance.

The obligations under the Credit Agreement are secured by substantially all assets of B&W and each of the guarantors, in each case subject to intercreditor arrangements. The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Credit Agreement requires us to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test, a quarterly total net leverage ratio test, a cash repatriation covenant, a minimum liquidity covenant, an annual cap on maintenance capital expenditures and a limit on unrestricted cash. The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately.

In connection with the our entry into the Credit Agreement, we entered into with B. Riley (i) a guaranty agreement in favor of (a) Axos, in its capacity as administrative agent under the Credit Agreement, for the ratable benefit of the Secured Parties and (b) such Secured Parties (the “B. Riley Guaranty”) and (ii) a fee and reimbursement agreement, made by B. Riley and accepted and agreed to by the Company (the “B. Riley Fee Agreement”). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for an annual fee to be paid to B. Riley by us in an annual amount equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

On March 15 2024, we entered into Amendment No. 4 to the Reimbursement Agreement (the "Fourth Amended Reimbursement Agreement"), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on December 31, 2023. The Fixed Charge Coverage Ratio was amended to 0.93 to 1.0 for the fiscal quarter ending December 31, 2023, 0.82 to 1.0 for the fiscal quarter ending March 31, 2024, 0.90 to 1.0 for the fiscal quarter ending June 30, 2024, 0.95 to 1.0 for the fiscal quarter ending September 30, 2024, 1.1 to 1.0 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.0 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of any Permitted Restricted Payments, as defined in the Fourth Amended Reimbursement Agreement, was amended to 1.45 to 1.0 for the four quarter fiscal measurement period ending as of December 31, 2023 and 1.25 to 1.0 thereafter. The Fourth Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to no less than $10.0 million as of December 31, 2023 (for the preceding fiscal quarter), no less than $15.0 million as of December 31, 2024 (for the preceding fiscal year), and no less than $25.0 million as of December 31 of each fiscal year thereafter. The Applicable Margin with respect to Delayed Draw Term Loans and Cash Collateral Commitment Fees will increase by an additional 0.50% on each of April 30, 2024, July 1, 2024, October 1, 2024, January 1, 2025 and April 1, 2025 in each case if the Obligations are in excess of $15 million on the applicable date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as promulgated by Rules 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal controls over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2023 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Consolidated Balance Sheets as of December 31, 2023 and 2022, and the related Consolidated Statements of Operations, Comprehensive (Loss) Income, Stockholders' (Deficit) Equity and Cash Flows for each of the years in the three-year period ended December 31, 2023, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our financial reporting process and associated internal controls were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external reporting in accordance with GAAP.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on this assessment, management has concluded, based on the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined certain control deficiencies exist as of December 31, 2023 in three components of internal control based on criteria established in the 2013 Framework, as follows:

Control Environment

We did not maintain an effective control environment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the Control Environment component of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we failed to maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions. Further, we failed to adequately train our employees timely on business processes and controls and failed to hold personnel accountable for internal control responsibilities. The control deficiencies noted above contributed to control deficiencies in the control activities and monitoring components of the 2013 Framework.

Control Activities

We did not maintain effective control activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the Control Activities component of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, processes and/or controls regarding the preparation and independent review of account reconciliations, including in the area of contract accounting, or related financial statement analysis prepared in conformity with GAAP were not performed or were not performed timely. We did not maintain effective control activities over complex and/or non-routine transactions. Additionally, we did not have sufficient control activities designed and implemented to restrict technology access rights to a level commensurate with job responsibilities for certain authorized users. We did not maintain control activities over user access to technology at one international component. We did not maintain control activities to ensure that appropriate segregation of duties is maintained. Further, our control activities over the review and approval of manual journal entries were not designed and implemented to be performed at an appropriate level of detail or by appropriate individuals within the corporate accounting function.

Monitoring

We did not maintain effective monitoring activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the Monitoring component of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning. Further, we did not monitor the transition of control activities during employee changes.

The material weaknesses described above contributed to accounting errors identified and corrected throughout 2023 and contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures that would not have been prevented or detected on a timely basis.

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP's report is included herein.

Remediation Plan

We are committed to maintaining strong internal control over financial reporting. In response to the material weaknesses described above, management, with the oversight of the Audit and Finance Committee of the Board of Directors, is taking comprehensive actions to remediate the above material weaknesses. Our remediation plan includes the following:
•hired and are continuing to hire professionals with the appropriate skills to perform control activities, including those involving complex and/or non-routine transactions;
•augmented our internal resources by employing several consultants with deep experience in accounting and financial reporting and we plan to continue to utilize these resources until we add personnel to our staff mentioned above;
•developing and providing incremental training to the accounting and financial reporting team;
•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, financial statement analysis prepared in conformity with GAAP and manual journal entries;
•designing and implementing controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions;
•enhancing controls over user access to restrict technology access rights to authorized users to a level commensurate with job responsibilities, including performing user access reviews more frequently and at a greater level of precision;
•enhancing controls over segregation of duties;

•with the guidance and participation of our internal audit function, we are developing a monitoring program to:
◦evaluate and assess whether controls are present and functioning in a timely manner; and,
◦hold individuals accountable for their internal control responsibilities.

The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following control deficiencies constitute material weaknesses, either individually or in the aggregate and are included in management's assessment:

Control Environment
The Company did not maintain an effective control environment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associates with the control environment of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company failed to maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions. Further, the Company failed to adequately train their employees timely on business processes and controls and failed to hold personnel accountable for internal control responsibilities.

Control Activities
The Company did not maintain effective control activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associates with the control activities of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, processes and/or controls regarding the preparation and independent review of account reconciliations, including in the area of contract accounting, or related financial statement analysis prepared in conformity with GAAP were not performed or were not performed timely. The Company did not maintain effective control activities over complex and/or non-routine transactions. Additionally, the Company did not have sufficient control activities designed and implemented to restrict technology access rights to a level commensurate with job responsibilities for certain authorized users. The Company did not maintain control activities over user access to technology at one international component. The Company did not maintain control activities to ensure that appropriate segregation of duties is maintained. Further, control activities over the review and approval of manual journal entries were not designed and implemented to be performed at the appropriate level of detail or by appropriate individuals within the corporate accounting function.

Monitoring
The Company did not design and implement effective monitoring activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associates with the monitoring of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning. Further, the Company did not monitor the transition of control activities during employee changes.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 15, 2024

Item 9B. Other Information

As discussed in Note 25 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, on March 15 2024, we entered into Amendment No. 4 to the Reimbursement Agreement (the "Fourth Amended Reimbursement Agreement"), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on December 31, 2023. The Fixed Charge Coverage Ratio was amended to 0.93 to 1.0 for the fiscal quarter ending December 31, 2023, 0.82 to 1.0 for the fiscal quarter ending March 31, 2024, 0.90 to 1.0 for the fiscal quarter ending June 30, 2024, 0.95 to 1.0 for the fiscal quarter ending September 30, 2024, 1.1 to 1.0 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.0 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of any Permitted Restricted Payments, as defined in the Fourth Amended Reimbursement Agreement, was amended to 1.45 to 1.0 for the four quarter fiscal measurement period ending as of December 31, 2023 and 1.25 to 1.0 thereafter. The Fourth Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to no less than $10.0 million as of December 31, 2023 (for the preceding fiscal quarter), no less than $15.0 million as of December 31, 2024 (for the preceding fiscal year), and no less than $25.0 million as of December 31 of each fiscal year thereafter. The Applicable Margin with respect to Delayed Draw Term Loans and Cash Collateral Commitment Fees will increase by an additional 0.50% on each of April 30, 2024, July 1, 2024, October 1, 2024, January 1, 2025 and April 1, 2025 in each case if the Obligations are in excess of $15 million on the applicable date.

We paid an amendment fee of $0.4 million to MSD in consideration of the Fourth Amended Reimbursement Agreement. The foregoing description is qualified in its entirety by the complete text of the Fourth Amended Reimbursement Agreement, which is attached to this Annual Report as Exhibit 10.68.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this item will be set forth in the Proxy Statement for our 2024 Annual Meeting of Stockholders under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Compliance," and the "Director Independence" and "Audit and Finance Committee" sections under the heading "Corporate Governance - Board of Directors and Its Committees" and is incorporated herein by reference and made a part hereof from the Proxy Statement.

We have adopted a Code of Business Conduct that applies to all our directors, officers, and employees. Additionally, as a supplement to the Code of Business Conduct, we maintain a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. Our Code of Business Conduct satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the Code of Business Conduct is posted on our web site, www.babcock.com under “Investors – Corporate Governance.” We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2024, are as follows:

Name	Age	Position
Kenneth Young	60	Chairman and Chief Executive Officer
Louis Salamone	77	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Jimmy B. Morgan	55	Executive Vice President and Chief Operating Officer
John J. Dziewisz	58	Executive Vice President, General Counsel and Corporate Secretary
Chris Riker	41	Senior Vice President, Thermal

Kenneth Young has served as our Chief Executive Officer since November 2018 and as the Chairman of our Board of Directors since September 2020. Mr. Young also serves as the President of B. Riley, a provider of collaborative financial services and solutions, since July 2018, and as Chief Executive Officer of B. Riley’s subsidiary, B. Riley Principal Investments, since October 2016. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive

Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young formerly served as a member of the boards of directors of Globalstar, Inc., Orion Energy Systems, Inc., Liberty Tax, Inc. and bebe stores, inc., as well as B. Riley and Standard Diversified Opportunities Inc.

Louis Salamone has served as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer since August 2019. Before that, Mr. Salamone served as our Chief Financial Officer since February 2019. Prior to that, Mr. Salamone served as our Executive Vice President of Finance since November 2018. Mr. Salamone also served as an advisor to MDx Diagnostics, LLC, a provider of medical devices, from December 2017 until February 2019. From April 2013 until December 2017, Mr. Salamone served as Chief Financial Officer of CityMD, an urgent care provider. Prior to joining CityMD, Mr. Salamone was Vice President and Chief Financial Officer of OpenPeak Inc., a provider of mobile cybersecurity solutions, from April 2009 until March 2013, and Executive Vice President and Chief Financial Officer of LCC, from June 2006 until April 2009.

Jimmy B. Morgan has served as Chief Operating Officer of The Babcock & Wilcox Company since August 2020 and was additionally named Executive Vice President in January 2022. He has also served as Managing Director of our Babcock & Wilcox Vølund subsidiary. Previously, Mr. Morgan served as our Senior Vice President, Babcock & Wilcox from January 2019 to August 2020. From December 2016 until January 2019, Mr. Morgan served as Senior Vice President, Renewable, with responsibility for the company’s Babcock & Wilcox Vølund subsidiary and for Babcock & Wilcox’s operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President of Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

John J. Dziewisz served as our Executive Vice President and General Counsel since January 2022 and as our Senior Vice President and Corporate Secretary since February 2020. He also serves as our Chief Compliance Officer. Previously, Mr. Dziewisz served as the General Counsel of The Babcock & Wilcox Company from February 2020 to January 2022, as well as our Vice President, Assistant General Counsel & Chief Compliance Officer from January 2019 to February 2020. From June 2013 until January 2019, Mr. Dziewisz served as Assistant General Counsel, Operations & Intellectual Property. From June 2005 until June 2013, Mr. Dziewisz served as Managing Attorney. Mr. Dziewisz joined us in 1997.

Chris Riker has served as Senior Vice President, Thermal since August 2022 with responsibility for our global thermal energy business. He has also served as Senior Vice President, Global Parts and Service from 2018 to 2022, where he led us worldwide parts and services business, and Vice President, Industrial Steam Generation from 2016 to 2018 where he had responsibility over package boiler, pulp and paper and petrochemical businesses. Prior to that, he led the Finance organization for former Global Services segment after serving as Controller for Diamond Power International, Inc. subsidiary. Chris first joined Babcock & Wilcox in the role of Manager of Internal Audit in 2010 after serving as a consultant with KPMG, LLP.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings “Compensation of Directors” and “Compensation of Executive Officers” in the Proxy Statement for our 2024 Annual Meeting of Stockholders

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2023:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	1,086
Weighted-average exercise price of outstanding options and rights	$7.35
Number of securities remaining available for future issuance	3,952

The other information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement for our Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2024” in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5
Amended and Restated Bylaws of the Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

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

10.34
Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.35†
Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.36
First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.37
Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.38‡
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

10.39	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.40†
Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.41
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.42‡
Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.43†
Third Amendment to the Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 19, 2018, made and entered into as of December 29, 2023, filed herein.

10.44‡
Third Amendment to Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli dated November 5, 2020 (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.45‡
Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021 (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.46†	Second Amendment to the Consulting Agreement between The Babcock & Wilcox Company and Henry Bartoli dated November 5, 2020, and is effective as of January 1, 2024, filed herein.

10.47†	Severance and Release of Claims Agreement made between The Babcock & Wilcox Company and its parent, subsidiary, related and affiliated entities, and Joseph Buckler, signed and dated November 20, 2023, filed herein.

10.48‡
Settlement Agreement between Babcock & Wilcox Volund A/S and XL Insurance Company SE dated October 10, 2020 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.49	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.50	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.51	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.52	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.53	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.54
Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.55	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.56	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.57	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.58	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed on Form 10-Q/A (File No. 001-36876).

10.59	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-Q/A (File No. 001-36876).

10.60	Amendment No. 2 to Reimbursement, Guaranty and Security Agreement, dated as of November 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-K (File No. 001-36876).

10.61	Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement, dated as of March 14, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed on Form 10-K (File No. 001-36876).

10.62	Second Amendment to Letter of Credit Issuance and Reimbursement and Guaranty Agreement; Partial Release of Cash Collateral; and Agreement Regarding Revolving Credit, Guaranty and Security Agreement, dated as of November 30, 2023, filed herein.

10.63	Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated as of January 18, 2024, filed herein.

10.64	Security and Pledge Agreement among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated as of January 18, 2024, filed herein.

10.65	Fee Letter (Supplement to the Credit Agreement) among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated January 18, 2024, filed herein.

10.66	Guaranty by B. Riley Financial, Inc. in favor of Axos Bank, in its capacity as administrative agent for the Secured Parties (as defined in the Credit Agreement) dated January 18, 2024, filed herein.

10.67	Fee and Reimbursement Agreement Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated as of January 18, 2024, filed herein.

10.68	Fourth Amendment to Reimbursement Security Agreement and Consent Letter by and among Babcock & Wilcox Enterprises, Inc., MSD PCOF Partners XLV, LLC and B. Riley Financial, Inc., dated March 15, 2024, filed herein.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$12,714	$13,831
Charges to costs and expenses	1,950	187
Deductions	(3,634)	(704)
Currency translation adjustments and other	(52)	(600)
Balance at end of period	$10,978	$12,714

Inventory Reserves

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$7,227	$6,534
Charges to costs and expenses	1,364	533
Deductions	(267)	38
Currency translation adjustments and other	164	122
Balance at end of period	$8,488	$7,227

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 15, 2024	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chairman and Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Louis Salamone	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Louis Salamone

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Alan B. Howe	Director
Alan B. Howe

/s/Philip D. Moeller	Director
Philip D. Moeller

/s/ Rebecca Stahl	Director
Rebecca Stahl

/s/ Joseph A. Tato	Director
Joseph A. Tato

/s/ Dr. Naomi L. Boness	Director
Dr. Naomi L. Boness

March 15, 2024