Form 10-K/A
period 2023-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2024-03-26
CIK 1630805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant's Telephone Number,Including Area Code: (330) 753-4511

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2023) was approximately $328.9 million.

The number of shares of the registrant's common stock outstanding at March 8, 2024 was 89,480,435.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID No. 34	Deloitte & Touche LLP	Cleveland, Ohio

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Babcock & Wilcox Enterprises, Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024. We are filing this Amendment No. 1 to the Form 10-K (“Form 10-K/A” and, together with the Form 10-K, the “Annual Report”) solely for the purpose of filing Exhibit 97.1, which was inadvertently omitted from the Form 10-K. Accordingly, this Form 10-K/A consists solely of the cover page, this explanatory note, the exhibit index, and the exhibits filed herewith.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently-dated certifications as exhibits. Because this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this Annual Report:

1) Financial Statements. Financial Statements are not included in this Form 10-K/A. See the consolidated financial statements of Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries included in Part II, Item 8 of the Form 10-K.

2) Financial Statement Schedules. Financial Statement Schedules are not included in this Form 10-K/A. See “Schedule II - Valuation and Qualifying Accounts” included in Part IV, Item 15 of the Form 10-K.

3) Exhibits. The exhibits listed in the exhibit index below are filed with, or incorporated by reference in, this Form 10-K/A.

2.1*	Master Separation Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on June 17, 2019 (File No. 001-36876)).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 24, 2019 (File No. 001-36876)).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5	Amended and Restated Bylaws of the Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

4.3	Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

4.4	First Supplemental Indenture dated February 12, 2021 (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

4.5	Second Supplemental Indenture dated December 13, 2021 (incorporated by reference to Exhibit 4.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on December 14, 2021 (File No. 001-36876)).

4.6	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

4.7	Form of 6.50%% Senior Note Due 2026 (included in Exhibit 4.5)

4.8	Form of Certificate representing 7.75% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

10.1	Tax Sharing Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.2	Employee Matters Agreement, dated as of June 8, 2015, by and between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.3	Transition Services Agreement, dated as of June 8, 2015, between The Babcock & Wilcox Company, as service provider, and Babcock & Wilcox Enterprises, Inc., as service receiver (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.4	Transition Services Agreement, dated as of June 8, 2015, between Babcock & Wilcox Enterprises, Inc., as service provider, and The Babcock & Wilcox Company, as service receiver (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.5	Assumption and Loss Allocation Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Babcock & Wilcox Enterprises, Inc. and The Babcock & Wilcox Company (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.6	Reinsurance Novation and Assumption Agreement, dated as of June 19, 2015, by and among ACE American Insurance Company and the Ace Affiliates (as defined therein), Creole Insurance Company and Dampkraft Insurance Company (incorporated by reference to Exhibit 10.6 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.7	Novation and Assumption Agreement, dated as of June 19, 2015, by and among The Babcock & Wilcox Company, Babcock & Wilcox Enterprises, Inc., Dampkraft Insurance Company and Creole Insurance Company (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.8†	Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019).

10.9	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 26, 2021 (File No. 001-36876)).

10.10†	Babcock & Wilcox Enterprises, Inc. Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.11†	Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.12†	Supplemental Executive Retirement Plan of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.13†	Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan (incorporated by reference to Exhibit 10.12 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.14	Intellectual Property Agreement, dated as of June 26, 2015, between Babcock & Wilcox Power Generation Group, Inc. and BWXT Foreign Holdings, LLC (incorporated by reference to Exhibit 10.13 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.15	Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.16	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Canada Ltd. and B&W PGG Canada Corp. (incorporated by reference to Exhibit 10.15 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.17	Intellectual Property Agreement, dated as of May 29, 2015, between Babcock & Wilcox Power, Inc. and Babcock & Wilcox Power Generation Group, Inc. (incorporated by reference to Exhibit 10.16 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.18	Intellectual Property Agreement, dated as of June 26, 2015, between The Babcock & Wilcox Company and Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 10.17 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

10.19†	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.20†	Form of Restricted Stock Grant Agreement (Spin-off Award) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.21†	Form of Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.22†	Form of Stock Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-36876)).

10.23†	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.24	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

10.25	Form of Change-in-Control Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected on or after August 4, 2016 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

10.26†	Form of Performance Unit Award Grant Agreement (Cash Settled) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.27†	Form of Special Restricted Stock Unit Award Grant Agreement (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-36876)).

10.28	Babcock & Wilcox Enterprises, Inc., Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.29†	Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.30†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone (incorporated by reference to Exhibit 10.50 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.31†	Executive Employment Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli, as amended (incorporated by reference to Exhibit 10.30 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.32†	Form of Stock Appreciation Right Award Grant Agreement (incorporated by reference to Exhibit 10.52 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

10.33	Investor Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., B. Riley FBR, Inc. and Vintage Capital Management, LLC (incorporated by reference to Exhibit 10.4 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.34	Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc., and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.35†	Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.36	First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.37	Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.38‡	Amendment No. 21, dated March 27, 2020, to Credit Agreement, dated as of May 11, 2015, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.58 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.39	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.40†	Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.41	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.42‡	Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.43†	Third Amendment to the Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 19, 2018, made and entered into as of December 29, 2023 (incorporated by reference to Exhibit 10.43 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876))

10.44‡	Third Amendment to Executive Employment Agreement between Babcock & Wilcox Enterprises, Inc. and Henry Bartoli dated November 5, 2020 (incorporated by reference to Exhibit 10.2 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.45‡	Consultant Agreement by and between The Babcock & Wilcox Company Inc. and Henry Bartoli effective as of January 1, 2021 (incorporated by reference to Exhibit 10.3 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.46†	Second Amendment to the Consulting Agreement between The Babcock & Wilcox Company and Henry Bartoli dated November 5, 2020, and is effective as of January 1, 2024 (incorporated by reference to Exhibit 10.46 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.47†	Severance and Release of Claims Agreement made between The Babcock & Wilcox Company and its parent, subsidiary, related and affiliated entities, and Joseph Buckler, signed and dated November 20, 2023 (incorporated by reference to Exhibit 10.47 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.48‡	Settlement Agreement between Babcock & Wilcox Volund A/S and XL Insurance Company SE dated October 10, 2020 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.49	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.50	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.51	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.52	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.53	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.54	Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.55	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.56	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.57	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.58	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed on Form 10-Q/A (File No. 001-36876).

10.59	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-Q/A (File No. 001-36876).

10.60	Amendment No. 2 to Reimbursement, Guaranty and Security Agreement, dated as of November 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent, filed on Form 10-K (File No. 001-36876).

10.61	Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement, dated as of March 14, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender, filed on Form 10-K (File No. 001-36876).

10.62	Second Amendment to Letter of Credit Issuance and Reimbursement and Guaranty Agreement; Partial Release of Cash Collateral; and Agreement Regarding Revolving Credit, Guaranty and Security Agreement, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.62 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.63	Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.63 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.64	Security and Pledge Agreement among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.64 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.65	Fee Letter (Supplement to the Credit Agreement) among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated January 18, 2024 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.66	Guaranty by B. Riley Financial, Inc. in favor of Axos Bank, in its capacity as administrative agent for the Secured Parties (as defined in the Credit Agreement) dated January 18, 2024 (incorporated by reference to Exhibit 10.66 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.67	Fee and Reimbursement Agreement Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated as of January 18, 2024 (incorporated by reference to Exhibit 10.67 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.68	Fourth Amendment to Reimbursement Security Agreement and Consent Letter by and among Babcock & Wilcox Enterprises, Inc., MSD PCOF Partners XLV, LLC and B. Riley Financial, Inc., dated March 15, 2024 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

21.1	Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	Clawback Policy.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC

Date: March 26, 2024	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer and Duly Authorized Representative