Form 10-Q
period 2024-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2024-05-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at May 3, 2024 was 91,012,045.
2

Definitions

In this Quarterly Report on Form 10-Q, or this “Quarterly Report”, unless the context otherwise indicates, “B&W,” “we,” “us,” “our” or the “Company” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
2021 Plan	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
Amended Revolving Credit Agreement	Amended Revolving Credit Agreement with PNC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Renewable A/S	Babcock & Wilcox Renewable Service A/S, formerly known as VODA A/S
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
CTA	Currency Translation Adjustment
Debt Documents	Collectively, the Revolving Credit Agreement, Letter of Credit Agreement and Reimbursement Agreement
Debt Facilities	The facilities available under the Debt Documents
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
IRC	U.S. Internal Revenue Code of 1986, as amended
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
NOL	Net operating losses
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Revolving Credit Agreement	Revolving Credit Agreement with PNC
SEC	United States Securities and Exchange Commission
SOFR	The Secured Overnight Financing Rate

***** Cautionary Statement Concerning Forward-Looking Information *****

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Exchange Act. All statements other than statements of historical or current fact included in this Quarterly Report are forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements include words such as “expect,” “intend,” “plan,” “likely,” “seek,” “believe,” “project,” “forecast,” “target,” “goal,” “potential,” “estimate,” “may,” “might,” “will,” “would,” “should,” “could,” “can,” “have,” “due,” “anticipate,” “assume,” “contemplate,” “continue” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, but not limited to: our financial condition and ability to continue as a going concern; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our or manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, global tariffs, sanctions and export controls; could harm our profitability; volatility in the price of our common stock; B. Riley’s significant influence over us; changes in tax rates or tax law; our ability to use net operating loss and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

These forward-looking statements are made based upon detailed assumptions and reflect management’s current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenues	$207,556	$241,258
Costs and expenses:
Cost of operations	159,075	189,329
Selling, general and administrative expenses	41,438	48,014
Restructuring activities	1,580	384
Research and development costs	1,081	1,308
Loss on asset disposals, net	53	937
Total costs and expenses	203,227	239,972
Operating income	4,329	1,286
Other (expense) income:
Interest expense	(12,834)	(12,656)
Interest income	307	113
Loss on debt extinguishment	(5,071)	—
Benefit plans, net	96	(109)
Foreign exchange	(1,333)	(461)
Other expense – net	—	(369)
Total other expense, net	(18,835)	(13,482)
Loss before income tax expense	(14,506)	(12,196)
Income tax expense	1,293	490
Loss from continuing operations	(15,799)	(12,686)
(Loss) income from discontinued operations, net of tax	(992)	211
Net loss	(16,791)	(12,475)
Net income attributable to non-controlling interest	(42)	(21)
Net loss attributable to stockholders	(16,833)	(12,496)
Less: Dividend on Series A preferred stock	3,714	3,715
Net loss attributable to stockholders of common stock	$(20,547)	$(16,211)

Basic and diluted loss per share
Continuing operations	$(0.22)	$(0.18)
Discontinued operations	(0.01)	—
Loss per share	$(0.23)	$(0.18)

Basic and diluted shares used in the computation of loss per share	89,479	88,733

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(16,791)	$(12,475)
Other comprehensive (loss) income:
Currency translation adjustments ("CTA")	(3,125)	4,592

Benefit obligations:
Pension and post retirement adjustments, net of tax	231	223

Other comprehensive (loss) income	(2,894)	4,815
Total comprehensive loss	(19,685)	(7,660)
Comprehensive (income) loss attributable to non-controlling interest	(67)	14
Comprehensive loss attributable to stockholders	$(19,752)	$(7,646)
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$43,881	$65,304
Current restricted cash and cash equivalents	16,935	5,737
Accounts receivable – trade, net	124,398	144,016
Accounts receivable – other	29,930	36,179
Contracts in progress	107,431	90,054
Inventories, net	112,407	113,890
Other current assets	22,975	23,918
Current assets held for sale	24,266	18,495
Total current assets	482,223	497,593
Net property, plant and equipment and finance leases	78,514	78,369
Goodwill	100,655	101,956
Intangible assets, net	42,816	45,627
Right-of-use assets	28,641	28,192
Long-term restricted cash	41,636	297
Deferred tax assets	2,094	2,105
Other assets	18,944	21,559
Total assets	$795,523	$775,698

Accounts payable	$129,535	$127,491
Accrued employee benefits	11,246	10,797
Advance billings on contracts	74,861	81,098
Accrued warranty expense	7,160	7,634
Financing lease liabilities	1,400	1,367
Operating lease liabilities	3,804	3,932
Other accrued liabilities	65,268	68,090
Loans payable	4,473	6,174
Current liabilities held for sale	35,179	43,614
Total current liabilities	332,926	350,197
Senior notes	338,388	337,869
Loans payable, net of current portion	98,727	35,442
Pension and other postretirement benefit liabilities	172,174	172,911
Finance lease liabilities, net of current portion	25,839	26,206
Operating lease liabilities, net of current portion	25,990	25,350
Deferred tax liability	12,991	12,991
Other non-current liabilities	10,955	15,082
Total liabilities	1,017,990	976,048

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at March 31, 2024 and December 31, 2023	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 89,480 and 89,449 at March 31, 2024 and December 31, 2023, respectively	5,149	5,148
Capital in excess of par value	1,547,671	1,546,281
Treasury stock at cost, 2,139 shares at March 31, 2024 and December 31, 2023	(115,164)	(115,164)
Accumulated deficit	(1,591,489)	(1,570,942)
Accumulated other comprehensive loss	(69,255)	(66,361)
Stockholders' deficit attributable to shareholders	(223,011)	(200,961)
Non-controlling interest	544	611
Total stockholders' deficit	(222,467)	(200,350)
Total liabilities and stockholders' deficit	$795,523	$775,698

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—		—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred shareholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)

See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	(15,799)	(12,686)
Net (loss) income from discontinued operations	(992)	211
Net loss	$(16,791)	$(12,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	4,843	5,365
Amortization of deferred financing costs and debt discount	740	1,388
Amortization of guaranty fee	608	231
Non-cash operating lease expense	1,804	566
Loss on debt extinguishment	5,071	—
Loss on asset disposals	81	941
Provision for (benefit from) deferred income taxes	2,514	(1,870)
Prior service cost amortization for pension and postretirement plans	231	223
Stock-based compensation	1,391	3,357
Foreign exchange	1,333	461
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	17,997	(5,522)
Contracts in progress	(21,515)	(29,042)
Advance billings on contracts	(6,350)	3,581
Inventories, net	3,100	(7,594)
Income taxes	2,889	2,055
Accounts payable	(1,758)	29,639
Accrued and other current liabilities	(8,351)	2,682
Accrued contract loss	(2,784)	(665)
Pension liabilities, accrued postretirement benefits and employee benefits	176	(4,328)
Other, net	(167)	(1,874)
Net cash used in operating activities:	(14,938)	(12,881)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,394)	(2,208)
Purchases of available-for-sale securities	(1,624)	(2,021)
Sales and maturities of available-for-sale securities	2,147	2,072
Other, net	22	—
Net cash used in investing activities	(2,849)	(2,157)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from financing activities:
Issuance of senior notes	—	8
Borrowings on loan payable	90,352	—
Repayments on loan payable	(28,802)	(1,658)
Payment of holdback funds from acquisition	(2,950)	—
Finance lease payments	(332)	(286)
Payment of preferred stock dividends	(3,714)	(3,715)
Shares of common stock returned to treasury stock	—	(64)
Debt issuance costs	(3,146)	(139)
Other, net	(111)	—
Net cash provided by (used in) financing activities	51,297	(5,854)
Effects of exchange rate changes on cash	(2,427)	(1,500)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,083	(22,392)
Cash, cash equivalents and restricted cash at beginning of period	71,369	113,460
Cash, cash equivalents and restricted cash at end of period	$102,452	$91,068

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,881	$62,760
Current restricted cash	16,935	6,911
Long-term restricted cash	41,636	21,397
Total cash, cash equivalents and restricted cash at end of period(1)	$102,452	$91,068

Supplemental cash flow information:
Income taxes paid, net	$2,318	$1,551
Interest paid	$7,089	$6,382
(1) Includes cash held at discontinued operations of $— million and $0.03 million at March 31, 2024 and 2023, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. (“B&W,” “management,” “we,” “us,” “our” or the “Company”) have been prepared in accordance with GAAP and SEC instructions for interim financial information, and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. The Notes to Condensed Consolidated Financial Statements are presented on the basis of continuing operations, unless otherwise stated.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2024.

There have been no material changes to our significant accounting policies included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Non-controlling interests are presented in the Condensed Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in non-controlling interests are reported as equity in the Condensed Consolidated Financial Statements. Additionally, the Condensed Consolidated Financial Statements include 100% of a controlled subsidiary’s earnings, rather than only our share. Transactions between the parent company and non-controlling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have recurring operating losses primarily due to losses recognized on our B&W Solar business as described in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K filed on March 15, 2024 as well as higher debt service costs. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year following the date that this Quarterly Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are implementing several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock. The following actions occurred during the three months ended March 31, 2024:

•entered into advanced negotiations related to the sale of one of our non-strategic businesses. Proceeds from the sale are expected to be approximately $40.0 million to $46.0 million, subject to due diligence and continuing negotiations. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate;
•initiated the process to sell certain of our other non-strategic businesses;
•filed for a waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted;
•initiated the process to sell several non-core real estate assets;

•initiated the sale of common shares pursuant to our At-The-Market Offering; and
•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of March 31, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report. As a result, it is probable that our cash flow improvement plans and anticipated proceeds from the sale of non-strategic assets alleviate the substantial doubt about our ability to continue as a going concern.
Operations

Our operations are assessed based on three reportable market-facing segments consistent with our strategic initiative to accelerate growth and provide stakeholders improved visibility into our renewable and environmental growth platforms. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, biomass-to-energy and black liquor systems for the pulp and paper industry. Our technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering metals and reducing emissions.
•Babcock & Wilcox Environmental: A full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: Steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. We have an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

For financial information about our segments see Note 4 to the Condensed Consolidated Financial Statements.

NOTE 2 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Loss from continuing operations	$(15,799)	$(12,686)
Net loss attributable to non-controlling interest	(42)	(21)
Less: Dividend on Series A preferred stock	3,714	3,715
Loss from continuing operations attributable to stockholders of common stock	(19,555)	(16,422)
(Loss) income from discontinued operations, net of tax	(992)	211
Net loss attributable to stockholders of common stock	$(20,547)	$(16,211)

Weighted average shares used to calculate basic and diluted loss per share	89,479	88,733

Basic and diluted loss per share:
Continuing operations	$(0.22)	$(0.18)
Discontinued operations	(0.01)	$—
Basic and diluted loss per share	$(0.23)	$(0.18)
Basic and diluted weighted average shares are the same because we incurred a net loss in the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 if we had net income, we would have had no additional dilutive shares. If we had net income for the three months ended March 31, 2023 we would have included 0.4 million in diluted shares.

We would have excluded 2.4 million and 2.2 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

NOTE 3 - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

We continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of March 31, 2024.

The following table summarizes the operating results of the disposal group included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues	$11,373	$15,989

Cost of operations	10,366	14,442
Selling general and administrative expenses	1,699	1,468
Restructuring expenses	35	—
Total costs and expenses	12,100	15,910
Operating (loss) income	(727)	79

Other (expense) income	(265)	132

(Loss) income from discontinued operations	(992)	211
(Loss) income from discontinued operations, net of tax	$(992)	$211

The following table provides the major classes of assets and liabilities of the disposal group included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2024	December 31, 2023
Cash	$—	$31
Contracts in progress	5,957	4,538
Accounts receivable - trade	7,558	3,272
Other assets, net	67	62
Total current assets	13,582	7,903

Net property, plant and equipment and finance leases	2,780	2,683
Intangible assets, net	7,833	7,833
Right-of-use assets	71	76
Total non-current assets	10,684	10,592
Total assets of disposal group	$24,266	$18,495

Loans payable, current	$489	$502
Operating lease liabilities, current	24	23
Accounts payable	20,976	26,298
Accrued employee benefits	284	231
Advance billings on contracts	5,452	5,961
Accrued warranty expense	1,067	1,078
Other current liabilities	4,420	8,101
Total current liabilities	32,712	42,194

Loans payable, net of current portion	1,296	1,308
Other non-current liabilities	1,171	112
Total non-current liabilities	2,467	1,420
Total liabilities of disposal group	$35,179	$43,614

Reported as:
Current assets of discontinued operations	$24,266	$18,495
Current liabilities of discontinued operations	$35,179	$43,614

The significant components included in the Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation and amortization of long-lived assets	$—	$96

Changes in operating assets and liabilities:
Accounts receivable	(4,286)	(4,515)
Contracts in progress	(1,419)	(3,473)
Accounts payable	(5,322)	7,452

Purchase of property, plant and equipment	(127)	(15)

Contracts

During the three months ended March 31, 2024, seven contracts were terminated, resulting in gross profit of $1.2 million. There were no new loss contracts during the three months ended March 31, 2024. During the three months ended March 31, 2023, one B&W Solar project became a loss contract, and the related loss was immaterial to the condensed consolidated financial statements.

Changes in Contract Estimates

During the three months ended March 31, 2024 and 2023 B&W Solar recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Increases in gross profit for changes in estimates (1)	$2,212	$824
Decreases in gross profit for changes in estimates	(147)	(1,510)
Net changes in gross profit for changes in estimates	$2,065	$(686)
(1) Includes the $1.2 million contract termination benefit noted above.

Backlog

B&W Solar backlog was $72.4 million and $99.0 million at March 31, 2024 and December 31, 2023, respectively. The decrease was primarily driven by contract terminations of $17.0 million and revenue recognized of $11.4 million, partially offset by new bookings during the quarter. We expect to recognize substantially all of the remaining performance obligations as revenue during the year ended December 31, 2024.

NOTE 4 – SEGMENT REPORTING

We assess our operations based on three reportable segments as described in Note 1 to the Condensed Consolidated Financial Statements. An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
B&W Renewable segment
B&W Renewable	$29,590	$49,132
B&W Renewable Services	18,461	16,310
Vølund	4,230	18,681
	52,281	84,123
B&W Environmental segment
B&W Environmental	26,708	20,361
SPIG	18,561	16,605
GMAB	3,085	2,474
	48,354	39,440
B&W Thermal segment
B&W Thermal	110,187	119,236
	110,187	119,236

Eliminations	(3,266)	(1,541)
Total Revenues	$207,556	$241,258

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which our chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, product development costs, costs and operating income from contracts being terminated, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Three Months Ended March 31,
(in thousands)	2024	2023(1)
B&W Renewable segment adjusted EBITDA	$1,658	$4,322
B&W Environmental segment adjusted EBITDA	3,326	1,906
B&W Thermal segment adjusted EBITDA	13,672	13,733
Corporate	(6,005)	(5,080)
R&D expenses	(116)	(1,307)
Interest expense	(12,527)	(12,543)
Depreciation & amortization	(4,409)	(5,269)
Benefit plans, net	96	(109)
Loss on sales, net	(53)	(937)
Settlements and related legal costs, net	4,087	2,463
Loss on debt extinguishment	(5,071)	—
Stock compensation	(1,350)	(3,227)
Restructuring expense and business services transition	(1,580)	(960)
Acquisition pursuit and related costs	(84)	(134)
Product development	(1,619)	(1,370)
Foreign exchange	(1,333)	(461)
Financial advisory services	(214)	—
Contract disposal	(585)	(1,387)
Letter of credit fees	(2,388)	(1,643)
Other- net	(11)	(193)
Loss before income tax expense	(14,506)	(12,196)
(1) Certain 2023 amounts have been reclassified in the reconciliation to conform to the 2024 presentation.

We do not separately identify or report assets by segment as our CODM does not consider assets by segment to be a critical measure by which performance is measured.
NOTE 5 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We also earn revenue from the supply of custom-engineered cooling systems for steam applications and related aftermarket services.

A performance obligation is a contractual promise to transfer a distinct product or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 22% and 17% of revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 78% and 83% of revenue for the three months ended March 31, 2024 and 2023, respectively.

Refer to Note 4 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Contract Balances

The following represents the components of the Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$47,431	$37,556	$9,875	26%
Revenues recognized less billings to customers	60,000	52,498	7,502	14%
Contracts in progress	$107,431	$90,054	$17,377	19%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$68,393	$76,032	$(7,639)	(10)%
Costs of revenue recognized less cost incurred	6,468	5,066	1,402	28%
Advance billings on contracts	$74,861	$81,098	$(6,237)	(8)%

Net contract balance	$32,570	$8,956	$23,614	264%

Accrued contract losses	$363	$522	$(159)	(30)%

Backlog

At March 31, 2024 we had $650.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 64%, 17% and 19% of the remaining performance obligations as revenue in 2024, 2025 and thereafter, respectively.

Changes in Contract Estimates

During each of the three months ended March 31, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$6,964	$5,401
Decreases in gross profit for changes in estimates for over time contracts	(3,891)	(4,243)
Net changes in gross profit for changes in estimates for over time contracts	$3,073	$1,158

NOTE 6 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials and supplies	$91,394	$90,116
Work in progress	4,834	6,604
Finished goods	16,179	17,170
Total inventories	$112,407	$113,890

NOTE 7 – PROPERTY, PLANT & EQUIPMENT & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Land	$2,579	$2,608
Buildings	34,577	34,832
Machinery and equipment	152,858	152,700
Property under construction	16,097	13,780
	206,111	203,920
Less accumulated depreciation	149,452	147,929
Net property, plant and equipment	56,659	55,991
Finance leases	30,653	30,656
Less finance lease accumulated amortization	8,798	8,278
Net property, plant and equipment, and finance leases	$78,514	$78,369

NOTE 8 - GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified for the quarter ended March 31, 2024.

The following summarizes the changes in the net carrying amount of goodwill as of March 31, 2024:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2023	$25,805	$5,637	$70,514	$101,956
Currency translation adjustments	(262)	(236)	(803)	(1,301)
Balance at March 31, 2024	$25,543	$5,401	$69,711	$100,655

NOTE 9 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$58,952	$59,543
Unpatented technology	18,258	18,416
Patented technology	3,645	3,677
Tradename	13,479	13,595
All other	9,680	9,763
Gross value of definite-lived intangible assets	104,014	104,994
Customer relationships amortization	(31,011)	(29,820)
Unpatented technology amortization	(12,141)	(11,764)
Patented technology amortization	(3,070)	(3,030)
Tradename amortization	(7,044)	(6,892)
All other amortization	(9,462)	(9,391)
Accumulated amortization	(62,728)	(60,897)
Net definite-lived intangible assets	$41,286	$44,097
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$42,816	$45,627

The following summarizes the changes in the carrying amount of intangible assets, net:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$45,627	$51,564
Amortization expense	(1,831)	(1,839)
Currency translation adjustments	(980)	554
Balance at end of the period	$42,816	$50,279

Amortization of intangible assets is included in Cost of operations and Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense as of March 31, 2024 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2024	5,668
Year ending December 31, 2025	6,685
Year ending December 31, 2026	5,530
Year ending December 31, 2027	4,916
Year ending December 31, 2028	4,633
Thereafter	13,854

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$7,634	$9,568
Additions	515	1,901
Expirations and other changes	(392)	(1,358)
Payments	(460)	(253)
Translation and other	(137)	52
Balance at end of period	$7,160	$9,910

We record estimated expense included in Cost of operations on the Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty cost is accrued when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the estimates. Such changes could have a material effect on our financial position, results of operations and cash flows.
NOTE 11 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges (benefits) in each of the three months ended March 31, 2024 and 2023. The charges (benefits) primarily consist of legal fees and costs related to actions taken as part of our ongoing strategic, market-focused organizational and re-branding initiative.

The following table summarizes the restructuring activity incurred by segment:

	Three Months Ended March 31,			Three Months Ended March 31,
	2024			2023
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs (benefit)	Other(1)
B&W Renewable	$834	$159	$675	$(89)	$(89)	$—
B&W Environmental	185	59	126	20	1	19
B&W Thermal	560	200	360	3	3	—
Corporate	1	—	1	450	—	450
	$1,580	$418	$1,162	$384	$(85)	$469
(1) Other amounts consist primarily of facility closure costs and other costs that are not considered as severance.

Restructuring liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$2,505	$1,615
Restructuring expense	1,580	384
Payments and other	(1,966)	37
Balance at end of period	$2,119	$2,036

The payments shown above for the three months ended March 31, 2024 and 2023 relate primarily to severance and facility closure costs. Accrued restructuring liabilities at March 31, 2024 and 2023 relate primarily to employee termination benefits.

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net loss are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Interest cost	$10,808	$11,489	$70	$92
Expected return on plan assets	(11,200)	(11,697)	—	—
Amortization of prior service cost	53	52	173	173
Benefit plans, net (1)	(339)	(156)	243	265
Service cost included in COS (2)	171	144	4	4
Net periodic benefit cost (benefit)	$(168)	$(12)	$247	$269
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three months ended March 31, 2024 and 2023.

We made contributions to the pension and other postretirement benefit plans totaling $0.3 million during the three months ended March 31, 2024 and 2023.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes

The components of senior notes outstanding at March 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,631)	(3,732)	(6,363)
Unamortized premium	276	—	276
Net debt balance	$190,680	$147,708	$338,388

The components of senior notes outstanding at December 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,899)	(4,019)	(6,918)
Unamortized premium	312	—	312
Net debt balance	$190,448	$147,421	$337,869

Revolving and Letter of Credit Agreements with Axos

We entered into a credit agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer (the "Credit Agreement").

The Credit Agreement provides for an up to $150.0 million asset-based revolving credit facility (with availability subject to a borrowing base calculation) ("Credit Facility"), including a $100.0 million letter of credit sublimit. Our obligations under the

Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley has provided a guaranty of payment with regard to our obligations under the Credit Agreement, as further described below. We used and expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) pay off our prior revolving credit facility with PNC, (ii) provide for working capital needs, (iii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement, and (iv) provide for general corporate purposes.

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of August 30, 2025 the 8.125% Senior Notes and 6.50% Senior Notes have not been refinanced pursuant to a Permitted Refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is August 30, 2025.

The interest rates applicable under the Credit Agreement are: (i) with respect to SOFR Loans, (a) SOFR plus 5.25% if the outstanding principal amount of loans is equal to or less than $100.0 million or (b) SOFR plus 4.00% if the outstanding principal amount of loans is equal to or greater than $100.0 million; (ii) with respect to Base Rate Loans, the greater of (a) the Federal Funds Rate plus 2.00% plus the Applicable Margin, (b) the prime rate as designated by Axos plus the Applicable Margin, and (c) Daily Simple SOFR plus 1.00% plus the Applicable Margin; and (iii) with respect to the default rate under the Credit Agreement, the then-existing interest rate plus 2.00%.

In connection with the Credit Agreement, we are required to pay (i) an origination fee of $1.5 million, (ii) a commitment fee equal to 0.50% per annum multiplied by the positive difference by which the Aggregate Revolving Commitments exceed the Total Revolvings Outstanding (as defined in the Credit Agreement), subject to adjustment, (iii) a facility fee equal to the Applicable Margin for SOFR Loans multiplied by the positive difference by which the actual daily amount of L/C Obligations the Administrative Agent is then holding Specified Cash Collateral exceeds the actual daily Outstanding Amount of Revolving Loans, and (iv) a collateral monitoring fee of $1,000 per month. We are permitted to prepay all or any portion of the loans under the Credit Agreement prior to maturity subject to the payment of an early termination fee. The Credit Agreement requires mandatory prepayments under certain circumstances, including in the event of an overadvance.

The obligations under the Credit Agreement are secured by substantially all assets of B&W and each of the guarantors, in each case subject to intercreditor arrangements. The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Credit Agreement requires us to comply with certain financial maintenance covenants, including a quarterly fixed charge coverage test, a quarterly total net leverage ratio test, a cash repatriation covenant, a minimum liquidity covenant, an annual cap on maintenance capital expenditures and a limit on unrestricted cash.

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At March 31, 2024, we are in compliance with all financial and other covenants contained in the Credit Agreement.

In connection with our entry into the Credit Agreement, we entered into with B. Riley (i) a guaranty agreement in favor of (a) Axos, in its capacity as administrative agent under the Credit Agreement, for the ratable benefit of the Secured Parties and (b) such Secured Parties (the “B. Riley Guaranty”) and (ii) a fee and reimbursement agreement, made by B. Riley and accepted and agreed to by us (the “B. Riley Fee Agreement”). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for an annual fee to be paid to B. Riley by us in an annual amount equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

On April 30, 2024, we, along with certain subsidiaries as guarantors, the lenders party to the Credit Agreement , and Axos, as administrative agent, entered into the First Amendment to Credit Agreement (the “First Amendment”). The First Amendment, among other things, amends the terms of the Credit Agreement to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement (the "Increased Inventory Period"). In 2024,

the Increased Inventory Period commences on April 30 and ends on July 31 and would provide approximately $6.0 million additional available borrowings under the Credit Agreement. The Increased Inventory Period is available to us upon our election in subsequent years (subject to a $75,000 fee if we make such an election) and commences on March 1 and ends on July 31.

At March 31, 2024, we had a total of $90.1 million outstanding on the Axos Credit Agreement, which includes $36.8 million drawn on the revolving credit portion of the facility and $53.3 million drawn on the letter of credit portion. At March 31, 2024, cash collateralizing the letters of credit totaling $53.3 million is classified as Restricted cash, of which $11.9 million is classified as current and $41.4 million as long-term.

As of March 31, 2024, Loans payable in the Condensed Consolidated Balance Sheets totaled $103.2 million, net of debt issuance costs of $0.5 million, of which $4.5 million is classified as current and $98.7 million as long-term loans payable in the Consolidated Balance Sheets. In addition to the amounts outstanding on our revolving debt facilities, Loans payable also includes $12.1 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of December 31, 2023, we had Loans payable of $41.6 million, net of debt issuance costs of $0.5 million, of which $6.2 million is classified as current and $35.4 million as long-term loans payable in the Consolidated Balance Sheets. Included in these amounts was approximately $12.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Revolving and Letter of Credit Agreements with PNC and MSD

In June 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC, as administrative agent and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Facilities”). Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by the Axos Credit Agreement in January 2024. The Revolving Credit Agreement was terminated in connection with our entry into the Axos Credit Agreement and we are transitioning letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Axos Credit Agreement. We believe all outstanding letters of credit will be transitioned to the Axos Credit Agreement by June 30, 2024, at which time the Letter of Credit Agreement and Reimbursement Agreement is expected to be terminated. We recognized a Loss on debt extinguishment of $5.1 million in the three months ended March 31, 2024 related to the write-off of unamortized deferred financing fees on the Revolving Credit Agreement.

The Letter of Credit Agreement requires fees on outstanding letters of credit equal to (i) administrative fees of 0.75% and (ii) fronting fees of 0.25%. Prepayments under the Reimbursement Agreement are subject to a prepayment fee of 2.25% in the first year after closing, 2.0% in the second year after closing and 1.25% in the third year after closing with no prepayment fee payable thereafter. We have mandatory prepayment obligations under the Reimbursement Agreement upon the receipt of proceeds from certain dispositions or casualty or condemnation events.

The obligations under the Debt Facilities are secured by substantially all of our assets and each of the guarantors, in each case subject to inter-creditor arrangements. As noted above, the obligations under the Letter of Credit Facility are also secured by the cash collateral provided by MSD and any other cash collateral provider thereunder.

The Debt Documents contain certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings. The Debt Documents also contain customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the respective facility, the failure to comply with certain covenants and agreements specified in the applicable debt agreement, defaults in respect of certain other indebtedness and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all then-outstanding amounts under the Debt Facilities may become due and payable immediately.

In November 2023, we entered into Amendment No. 3 to the Reimbursement Agreement (the “Third Amended Reimbursement Agreement”), which modified certain financial maintenance covenants for future periods beginning with the fiscal quarter ended on September 30, 2023. The Third Amended Reimbursement Agreement also imposed a leverage condition to the payment of dividends on preferred equity, which required us to provide a quality of earnings report and pay a $1.0 million fee to MSD prior to paying a dividend for the fiscal quarter ending December 31, 2023. The interest rates applicable to the Third Amended Reimbursement Agreement float at a rate per annum equal to SOFR plus 10% through December 31, 2023, SOFR plus 11% from January 1, 2024 through June 30, 2024 and will increase by 50 basis points as of the first day of each fiscal quarter thereafter.

In March 2024, we entered into Amendment No. 4 to the Reimbursement Agreement (the "Fourth Amended Reimbursement Agreement"), which modified certain financial maintenance covenants for periods beginning with the fiscal quarter ended on December 31, 2023. The Fixed Charge Coverage Ratio was amended to 0.93 to 1.0 for the fiscal quarter ending December 31, 2023, 0.82 to 1.0 for the fiscal quarter ending March 31, 2024, 0.90 to 1.0 for the fiscal quarter ending June 30, 2024, 0.95 to 1.0 for the fiscal quarter ending September 30, 2024, 1.1 to 1.0 for the fiscal quarter ending December 31, 2024, and 1.25 to 1.0 for the fiscal quarter ending March 31, 2025 and thereafter. The Senior Net Leverage Ratio condition to payment of any Permitted Restricted Payments, as defined in the Fourth Amended Reimbursement Agreement, was amended to 1.45 to 1.0 for the four quarter fiscal measurement period ending as of December 31, 2023 and 1.25 to 1.0 thereafter. The Fourth Amended Reimbursement Agreement also amends the minimum cash flow covenants set forth in the Reimbursement Agreement to no less than $10.0 million as of December 31, 2023 (for the preceding fiscal quarter), no less than $15.0 million as of December 31, 2024 (for the preceding fiscal year), and no less than $25.0 million as of December 31 of each fiscal year thereafter. The Applicable Margin with respect to Delayed Draw Term Loans and Cash Collateral Commitment Fees will increase by an additional 0.50% on each of April 30, 2024, July 1, 2024, October 1, 2024, January 1, 2025 and April 1, 2025 in each case if the Obligations are in excess of $15 million on the applicable date. At March 31, 2024, we are in compliance with all financial and other covenants contained in the Letter of Credit Agreement and Reimbursement Agreement.

A summary of usage of letters of credit under the domestic facilities is as follows. Due to the timing of the transition of our Letter of Credit Arrangements from PNC and MSD to Axos, balances as of March 31, 2024 are primarily with Axos and balances as of March 31, 2023 are with PNC and MSD.

	March 31,
	2024	2023
Letters of credit under domestic facilities:
Performance letters of credit	$68,059	$93,213
Financial letters of credit	11,511	13,648
Total outstanding	$79,570	$106,861

Backstopped letters of credit	$17,169	$32,397
Surety backstopped letters of credit	$15,329	$14,149
Letters of credit subject to currency revaluation	$47,954	$68,435

Other Letters of credit, bank guarantees and surety bonds

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	March 31,
	2024	2023
Letters of credit under non-domestic facilities	39,041	52,970

Surety Bonds	$146,838	$269,444
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the three months ending March 31, 2024, our Board of Directors approved dividends totaling $3.7 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at March 31, 2024, and all declared dividends have been paid as of April 1, 2024.

Common Stock

On April 10, 2024, we entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the “Agents”), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents. As of May 3, 2024, 1.5 million shares have been sold pursuant to the Sales Agreement. Refer to Note 22 to the Condensed Consolidated Financial Statements for additional discussion of the Sales Agreement.

NOTE 15 –INTEREST EXPENSE

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2024	2023
Components associated with borrowings from:
Senior notes	$6,271	$6,328
Revolving Credit Facility	1,532	—
	7,803	6,328
Components associated with amortization or accretion of:
Revolving Credit Facility	1,149	984
Senior notes	644	619
	1,793	1,603

Components associated with interest from:
Lease liabilities	548	724
Letter of Credit interest and fees	2,189	2,822
Other interest expense	501	1,179
	3,238	4,725

Total interest expense	$12,834	$12,656

The following table provides a reconciliation of Cash, cash equivalents and Current and Long-term restricted cash reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2024	December 31, 2023
Held by foreign entities	$25,943	$44,388
Held by U.S. entities	17,938	20,947
Cash and cash equivalents	43,881	65,335

Reinsurance reserve requirements	$642	380
Project indemnity collateral (1)	2,012	—
Bank guarantee collateral	1,779	1,823
Letters of credit collateral (2)	53,839	584
Hold-back for acquisition purchase price (3)	—	2,950
Escrow for long-term project (4)	299	297
Current and Long-term restricted cash and cash equivalents	58,571	6,034
Total Cash, cash equivalents and restricted cash	$102,452	$71,369
(1) We added $2.0 million in project indemnity restricted cash collateral for a letter of credit agreement during the first quarter of 2024.
(2) Beginning in January 2024, we drew $53.3 million on the Axos Credit Agreement for letter of credit collateral, which is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.
(3) The purchase price for FPS was $59.2 million, and included an initial hold-back of $5.9 million which was included in Current restricted cash and cash equivalents and Other accrued liabilities in the Condensed Consolidated Balance Sheets. The final payment was made in the amount of $3.0 million during the first quarter of 2024.
(4) On December 15, 2021, we entered into an agreement to place $11.4 million in an escrow account as security to ensure project performance. The remaining amount of $0.3 million will be reclassified from Long-term restricted cash to Current restricted cash on September 30, 2024, with a scheduled final settlement on September 30, 2025.

NOTE 16 – PROVISION FOR INCOME TAXES

In the three months ended March 31, 2024, income tax expense from continuing operations was $1.3 million, resulting in an effective tax rate of (8.9)%. In the three months ended March 31, 2023, income tax expense from continuing operations was $0.5 million, resulting in an effective tax rate of (4.0)%.

The effective tax rate for the three months ended March 31, 2024 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items of $0.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, which primarily represent withholding taxes.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30%. We provide for income taxes based on the tax laws and rates in the jurisdictions where we have operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. The consolidated effective income tax rate can vary from period to period due to these foreign income tax rate variations, changes in the jurisdictional mix of our income, and valuation allowances.

NOTE 17 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against us by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, we filed an answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, we and

Glatfelter each filed cross-motions for summary judgment. On June 21, 2023, the court granted our motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatfelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability (defined as the $11.7 million purchase price, subject to certain adjustments), and denied Glatfelter’s motion for summary judgment. The case is now set for trial on August 5, 2024. We intend to continue to vigorously litigate the action. However, given the uncertainty inherent in the litigation, it is too early to determine if the outcome of the Glatfelter Litigation will have a material adverse impact on our financial position, results of operations or cash flows.

Other

Due to the nature of our business, from time to time, we are involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on prior experience, except as disclosed above, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 18 – COMPREHENSIVE INCOME

Gains and losses deferred in accumulated other comprehensive income (loss) AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive (loss) income before reclassifications	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2024	2023
Pension and post retirement adjustments, net of tax	Benefit plans, net	231	223
	Net Income (Loss)	$231	$223

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables summarize financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures).

Available-For-Sale Securities

(in thousands)	March 31, 2024	Level 1	Level 2
Corporate notes and bonds	$4,308	$4,308	$—
Mutual funds	—	—	—
United States Government and agency securities	2,200	2,200	—
Total fair value of available-for-sale securities	$6,508	$6,508	$—

(in thousands)	December 31, 2023	Level 1	Level 2
Corporate notes and bonds	$3,144	$3,144	$—
Mutual funds	3	—	3
United States Government and agency securities	3,906	3,906	—
Total fair value of available-for-sale securities	$7,053	$7,050	$3

Investments in available-for-sale securities are presented in Other assets in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of the senior notes. The fair value of the senior notes is based on readily available quoted market prices as of March 31, 2024:

(in thousands)	March 31, 2024
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ("BWSN")	$193,035	$126,245
6.50% Senior Notes due 2026 ("BWNB")	$151,440	$84,443
Other Financial Instruments

We used the following methods and assumptions in estimating fair value amounts for other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair value due to their highly liquid nature.
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt approximated its carrying amount at March 31, 2024.

NOTE 20 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 32.4% of our outstanding common stock as of March 31, 2024. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described further in Note 22, in April 2024, we entered into a sales agreement with B. Riley Securities, Inc., among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

As described in Note 13 to the Condensed Consolidated Financial Statements, in connection with our entry into the Axos Credit Agreement in January 2024, we entered into a guaranty agreement and a fee and reimbursement agreement with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young, to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

New accounting standards to be adopted

We consider the applicability and impact of all issued ASUs. Certain recently issued ASUs were assessed and determined to be not applicable. New accounting standards not yet adopted that could affect the Condensed Consolidated Financial Statements in the future are summarized as follows:

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The new guidance is intended to align U.S. GAAP and SEC requirements while facilitating the application of U.S. GAAP for all entities. The effective date of ASU 2023-06 depends on (1) whether an entity is already subject to the SEC's current disclosure requirements and (2) whether and, if so, when the SEC removed related requirements from its regulations. For entities that are already subject to the SEC's current disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related requirements from its regulations by June 30, 2027, the amendments made by ASU 2023-06 will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard will only impact the income tax disclosures and is not expected to be material to the Condensed Consolidated Financial Statements.

NOTE 22 – SUBSEQUENT EVENT

On April 10, 2024, we entered into a sales agreement (the "Sales Agreement") with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the "Agents"), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents. Any shares to be offered and sold under the Sales Agreement will be issued and sold pursuant to our previously filed and currently effective registration statement on Form S-3 initially filed with the SEC on November 8, 2021 and declared effective by the SEC on November 22, 2021. A prospectus supplement relating to the offering of the Shares was filed with the SEC on April 10, 2024.

The shares may be offered and sold through the Agents over a period of time and from time to time by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Agents are not required to sell any specific aggregate principal amount of our shares but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on our mutually agreed terms with the Agents. Under the Sales Agreement, the designated Agent will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent. The amount of net proceeds we will receive from this offering, if any, will depend upon the actual aggregate principal amount of the shares sold, after deduction of the Agents’ commission and any transaction fees. Because there is no minimum offering amount required as a condition to close this offering, the actual total public offering amount, commissions and net proceeds to us, if any, are not determinable at this time.

The Sales Agreement contains customary representations, warranties and covenants of the Company, indemnification obligations of the Company and the Agents, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

Through May 3, 2024, we have sold 1.5 million shares pursuant to the Sales Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. See also "Cautionary Statement Concerning Forward-Looking Information" herein. All amounts referred to in this discussion and analysis are on a continuing operations basis, unless otherwise noted.

BUSINESS OVERVIEW

We are a growing, globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Our innovative hydrogen generation technology (BrightLoopTM) supports global climate goals including the decarbonization of industrial and utility steam and power producers. BrightLoopTM offers significant advantages over other hydrogen generation technologies as it generates competitively priced hydrogen from a wide range of fuels (including solid fuels such as biomass and coal) with a high rate of carbon captured resulting in low (or even negative) carbon intensity hydrogen. We also offer best-in-class technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, oxygen-fired biomass-to-energy (OxyBrightTM), and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation or district heating, while recovering metals and reducing emissions. To date, we have installed approximately 500 waste-to-energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers.

•Babcock & Wilcox Environmental: Our full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications supports environmental stewardship around the world. Our broad experience includes systems for cooling, ash handling, particulate control, nitrogen oxide and sulfur dioxide removal, dioxin and furan control, carbon dioxide capture, mercury control as well as other acid gas and pollutant control. Our ClimateBrightTM family of products including SolveBrightTM, OxyBrightTM, BrightLoopTM and BrightGenTM, places us at the forefront of hydrogen production and carbon dioxide capturing technologies and development with many of the aforementioned products already commercially available and others ready for commercial deployment. We believe these technologies position us to compete in the bioenergy with carbon capture and sequestration market. Our portfolio of clean power production solutions continues to evolve to reach customers at all stages of their energy transition.

•Babcock & Wilcox Thermal: Our vast installed base of steam generation equipment and related auxiliaries spans the globe and includes customers in a variety of end markets including power generation, oil and gas, petrochemical, food and beverage, metals and mining, and others. We provide aftermarket parts, construction, maintenance, engineered upgrades and field services for our installed base as well as the installed base of other OEMs; the substantial and stable cash flows generated from these businesses helps to fund our investments in new clean energy initiatives. In addition to our aftermarket offerings, we also provide complete steam generation systems including package boilers, watertube and firetube waste heat boilers, and other boilers to medium and heavy industrial customers. Our unique range of offerings, coupled with the strength of our brand, provides a competitive advantage in existing and emerging markets.

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and global shipping and supply chain disruptions that have continued to have an impact in 2024. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

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

We continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of March 31, 2024.

RESULTS OF OPERATIONS

Components of Our Results of Operations

Revenue

Revenue is the total amount of income generated by our business and consists primarily of income from the renewable, environmental and thermal technology solutions and services we provide to a broad range of industrial, electric utility and other customers. Revenue from our operations is assessed based on our three market-facing segments, B&W Renewable, B&W Environmental and B&W Thermal.

Operating (loss) income

Operating (loss) income consists primarily of revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

Net loss

Net loss consists primarily of operating (loss) income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans, and provision for income taxes.

Consolidated Results of Operations

The following discussion of our consolidated and business segment results of operations includes a discussion of adjusted EBITDA, which, when used on a consolidated basis, is a non-GAAP financial measure. Adjusted EBITDA differs from net loss, the most directly comparable measure calculated in accordance with GAAP. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our operating performance period to period. A reconciliation of net loss to adjusted EBITDA is included in “Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Revenues:
B&W Renewable segment	$52,281	$84,123	$(31,842)
B&W Environmental segment	48,354	39,440	8,914
B&W Thermal segment	110,187	119,236	(9,049)
Eliminations	(3,266)	(1,541)	(1,725)
	$207,556	$241,258	$(33,702)

Three months ended March 31, 2024 and 2023

Revenues decreased by $33.7 million to $207.6 million in the three months ended March 31, 2024 as compared to $241.3 million in the three months ended March 31, 2023. The decrease was primarily driven by a $22.1 million decrease in B&W Renewable segment revenue because fewer waste-to-energy projects were performed in the current year as, consistent with our stated strategy, we shift our focus to our higher-margin and lower-risk European Renewable parts and services business and a $6.2 million decrease in B&W Thermal segment revenue as a large project in our U.S. construction business was completed in 2023 that was not fully replaced in 2024.

Operating income for the three months ended March 31, 2024 was $4.3 million as compared to $1.3 million in the three months ended March 31, 2023. The increase in 2024 was driven by a $6.6 million reduction in Selling, general and administrative costs primarily attributable to a favorable final settlement of a liability to the former owner of B&W Solar, and offset by $3.4 million lower gross margin due to the reduced revenue. Gross margin is defined as Revenues less Cost of Sales. Loss from continuing operations increased by $3.1 million to $15.8 million in the three months ended March 31, 2024 as compared to $12.7 million in the three months ended March 31, 2023. The increase was driven by a $5.1 million Loss on debt extinguishment as the remaining deferred financing fees associated with the terminated PNC Revolving Credit Agreement were written off.

Bookings and Backlog

Bookings and backlog are our measures of remaining performance obligations under our sales contracts. In addition, we monitor Implied Bookings and Backlog, which are bookings (backlog) plus amounts related to projects that have been awarded to us but are not fully under contract and/or projects under contract that are not yet fully released for performance. We believe these metrics provide investors, lenders and other users of our financial statements with a leading indicator of future revenues. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing the customers to payment for work performed. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Backlog can vary significantly from period to period, particularly when large new-build conversion projects or operations and maintenance contracts are booked because they may be fulfilled over multiple years. Because we operate globally, our backlog is also affected by changes in foreign currencies each period.

Bookings represent changes to the backlog. Bookings include additions related to booking new business or increases in project scope, subtractions due to customer cancellations or reductions in scope, changes in estimates that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter-term changes in bookings may not necessarily indicate a material trend.

	Three Months Ended March 31,
(in approximate millions)	2024	2023
B&W Renewable	$60.1	$78.9
B&W Environmental	43.2	64.8
B&W Thermal	106.5	104.0
Other/eliminations	(2.8)	(0.7)
Bookings	$207.0	$247.0

Implied bookings(1) as of March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in approximate millions)	2024	2023
B&W Renewable	$70.2	$78.9
B&W Environmental	69.8	70.7
B&W Thermal	363.4	108.8
Other/eliminations	(2.8)	(0.7)
Bookings	$500.6	$257.7
(1) Implied bookings are bookings plus projects that are awarded or under contract but not fully released for performance. B&W Renewable included $10.1 million in additional implied bookings for the three months ended March 31, 2024. B&W Environmental included $26.6 million and $5.9 million in additional implied bookings for the three months ended March 31, 2024 and 2023, respectively. B&W Thermal included $256.9 million and $4.8 million in additional implied bookings for the three months ended March 31, 2024 and 2023, respectively.

Backlog as of March 31, 2024 and 2023 was as follows:

	As of March 31,
(in approximate millions)	2024	2023
B&W Renewable(1)	$148.0	$196.5
B&W Environmental	166.1	172.6
B&W Thermal	209.1	251.6
Other/eliminations	9.6	7.3
Backlog	$532.8	$628.0
(1)     B&W Renewable backlog above excludes $117.6 million and $52.9 million as of March 31, 2024 and March 31, 2023 respectively related to O&M contracts that are recognized as disposed.

Implied backlog(1) as of March 31, 2024 and 2023 was as follows:

	As of March 31,
(in approximate millions)	2024	2023
B&W Renewable(2)	$158.1	$196.5
B&W Environmental	192.7	178.5
B&W Thermal	466.0	256.3
Other/eliminations	9.6	7.3
Backlog	$826.4	$638.6
(1)    Implied backlog is backlog plus projects that are awarded or under contract but not fully released for performance. B&W Renewable included $10.1 million in additional implied backlog for the three months ended March 31, 2024. B&W Environmental included $26.6 million and $5.9 million in additional implied backlog for the three months ended March 31, 2024 and 2023, respectively. B&W Thermal included $256.9 million and $4.8 million in additional implied backlog for the three months ended March 31, 2024 and 2023, respectively.
(2) B&W Renewable implied backlog above excludes $117.6 million and $52.9 million as of March 31, 2024 and March 31, 2023 respectively related to O&M contracts that are recognized as disposed.

Of the backlog at March 31, 2024, we expect to recognize revenues as follows:

(in approximate millions)	2024	2025	Thereafter	Total
B&W Renewable	$120.5	$23.6	$3.9	$148.0
B&W Environmental	106.3	40.8	19.0	166.1
B&W Thermal	171.2	32.7	5.2	209.1
Other/eliminations	9.6	—	—	9.6
Expected revenue from backlog	$407.6	$97.1	$28.1	$532.8

Changes in Contract Estimates

During the three months ended March 31, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$6,964	$5,401
Decreases in gross profit for changes in estimates for over time contracts	(3,891)	(4,243)
Net changes in gross profit for changes in estimates for over time contracts	$3,073	$1,158

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

The following discussion of our business segment results of operations includes a discussion of Adjusted EBITDA on a consolidated basis, which is a non-GAAP metric and differs from the most directly comparable GAAP measure. Adjusted EBITDA on a consolidated basis is defined as the sum of the adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the adjusted EBITDA presented below is consistent with the way our chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, costs related to financial consulting, research and development costs and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated adjusted EBITDA because we believe it is useful to investors to facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue-generating segments.

	Three Months Ended March 31,
(in thousands)	2024	2023(2)
Net loss	$(16,791)	$(12,475)
(Loss) income from discontinued operations, net of tax	(992)	211
Loss from continuing operations	(15,799)	(12,686)
Interest expense, net	12,527	12,543
Income tax expense	1,293	490
Depreciation & amortization	4,409	5,269
EBITDA	2,430	5,616

Benefit plans, net	(96)	109
Loss on asset sales, net	53	937
Stock compensation	1,350	3,227
Restructuring activities and business services transition costs	1,580	960
Settlements and related legal costs, net	(4,087)	(2,463)
Loss on debt extinguishment	5,071	—
Acquisition pursuit and related costs	84	134
Product development (1)	1,619	1,370
Foreign exchange	1,333	461
Financial advisory services	214	—
Contract disposal	585	1,387
Letter of credit fees	2,388	1,643
Other - net	11	193
Adjusted EBITDA	$12,535	$13,574
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Certain 2023 amounts have been reclassified in the reconciliation to conform to the 2024 presentation.

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDA
B&W Renewable	$1,658	$4,322
B&W Environmental	3,326	1,906
B&W Thermal	13,672	13,733
Corporate	(6,005)	(5,080)
Research and development costs	(116)	(1,307)
	$12,535	$13,574

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the organization and being an SEC registrant. Corporate expenses not allocated to the reportable segments totaled $6.0 million and $5.1 million in the three months ended March 31, 2024 and 2023, respectively. The increase is primarily due to the timing of expenses incurred for professional fees.

Research and development

Our research and development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness and/or reduce performance risk of our products to better meet our and our customers’ expectations.

Research and development expenses totaled $0.1 million and $1.3 million in the three months ended March 31, 2024 and 2023, respectively. In 2024, the focus of our development activities shifted to our BrightLoopTM and ClimateBrightTM portfolio, which is captured in the Product development category.

Benefit plans, net

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because expected return on assets is greater than service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits for defined benefit and other postretirement benefits plans before MTM were a benefit of $0.1 million for the three months ended March 31, 2024 and expense of $0.1 million for the three months ended March 31, 2023, respectively.

Our pension costs include MTM adjustments and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for the three months ended March 31, 2024 or 2023.

Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

Loss on asset sales, net

We, at times, will sell or dispose of certain assets that are unrelated to our operations, therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business. We had $0.1 million and $0.9 million in losses on sales in the three months ended March 31, 2024 and 2023, respectively.

Stock Compensation

The grant date fair value of stock compensation varies based on the derived stock price at the time of grant, valuation methodologies, subjective assumptions, and reward types. This may make the impact of this form of compensation on our current financial results difficult to compare to previous and future periods. Therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

Expenses related to restricted stock units are recorded at the Corporate level and are recognized on a straight-line basis over a 3-year vesting period, except for market-based restricted stock units which are recognized over a derived service period.

Stock compensation was $1.4 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.

Restructuring activities and business service transition costs

Restructuring activities and business services transition actions across our business units and corporate functions resulted in expense of $1.6 million and $1.0 million in the three months ended March 31, 2024 and 2023, respectively. The restructuring charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
Settlements and related legal costs

Settlements and related legal costs were a benefit of $4.1 million and $2.5 million in the three months ended March 31, 2024 and 2023, respectively. The current year benefit is driven by the favorable final settlement of amounts owed to the former owner of B&W Solar, offset by expenses related to several smaller litigation matters. The benefit in the prior year was driven by a $2.5 million litigation settlement.

Product development

Our product development activities include expenses that relate to sales, marketing, and other business development expenses for products and services still under development and not yet widely available. Product development expenses totaled $1.6 million and $1.4 million in the three months ended March 31, 2024 and 2023, respectively. The increase resulted primarily from timing of specific research and increased development efforts and activities related to our BrightLoopTM commercialization efforts and to further develop our ClimateBrightTM portfolio. Management excludes these expenses from adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

Foreign exchange

Foreign exchange was a loss of $1.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in the statement of operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency financial statements as a component of accumulated other comprehensive income (loss). We report foreign currency transaction gains and losses in the Condensed Consolidated Statements of Operations.

Financial advisory services

We had financial advisory services of $0.2 million in the three months ended March 31, 2024. There were no financial advisory services in 2023.

Contract Disposal

We are in the process of exiting our only remaining fixed fee operational and maintenance ("O&M") contract in our Renewable segment. Losses related to this contract totaled $0.6 million and $1.4 million in the three months ended March 31, 2024 and 2023, respectively. We believe it is useful to exclude the impact of this contract on our operating results in order to highlight the performance of the ongoing business.

Letter of credit fees

Letter of credit fees included in Cost of operations were $2.4 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. These amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from adjusted EBITDA as they do not reflect the performance of the business.

Interest Expense

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2024	2023
Components associated with borrowings from:
Senior notes	$6,271	$6,328
U.S. Revolving Credit Facility	1,532	—
	7,803	6,328
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,149	984
Senior notes	644	619
	1,793	1,603

Components associated with interest from:
Lease liabilities	548	724
LOC interest and fees	2,189	2,822
Other interest expense	501	1,179
	3,238	4,725

Total interest expense	$12,834	$12,656

Income Taxes

	Three Months Ended March 31,
(In thousands, except for percentages)	2024	2023	$ Change
Loss before income taxes	$(14,506)	$(12,196)	$(2,310)
Income tax expense	$1,293	$490	$803
Effective tax rate	(8.9)%	(4.0)%

Income tax expense in the first quarter of 2024 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ASC 740.

The effective tax rate for the first quarter of 2024 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the fiscal year or incurs a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Depreciation and Amortization

Depreciation expense was $2.1 million and $2.9 million in the three months ended March 31, 2024 and 2023, respectively.

Amortization expense was $2.3 million and $2.4 million in the three months ended March 31, 2024 and 2023, respectively.

RESULTS BY SEGMENT

B&W Renewable Segment Results

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Revenues	$52,281	$84,123	$(31,842)
Adjusted EBITDA	$1,658	$4,322	$(2,664)

Three months ended March 31, 2024 and 2023

Revenues in the B&W Renewable segment decreased 38% or $31.8 million, to $52.3 million in the three months ended March 31, 2024 compared to $84.1 million in the three months ended March 31, 2023. Consistent with our stated strategy, fewer waste-to-energy projects were performed in the current year as we shift our focus to our higher-margin and lower-risk European Renewable parts and services business, leading to a decrease in revenue of $22.1 million.

Adjusted EBITDA in the B&W Renewable segment decreased $2.7 million, to $1.7 million in the three months ended March 31, 2024 compared to $4.3 million in the three months ended March 31, 2023 driven by a decrease of $3.6 million due to the reduced volume of waste-to-energy projects, partially offset by an increase of $1.1 million attributable to the European Renewable parts and services business.
B&W Environmental Segment Results

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Revenues	$48,354	$39,440	$8,914
Adjusted EBITDA	$3,326	$1,906	$1,420

Three months ended March 31, 2024 and 2023

Revenues in the B&W Environmental segment increased 23%, or $8.9 million to $48.4 million in the three months ended March 31, 2024 compared to $39.4 million in the three months ended March 31, 2023. The increase is primarily driven by higher revenue of $2.0 million in SPIG, our Air-Cooled Condenser business, and $2.1 million in our Allen-Sherman-Hoff ("ASH") ash handling business, as well as slightly increased volume in our parts business.

Adjusted EBITDA in the B&W Environmental segment was $3.3 million in the three months ended March 31, 2024 compared to $1.9 million in the three months ended March 31, 2023. The increase is primarily attributable to the higher revenue from SPIG and ASH projects and improved operating performance as certain environmental projects were completed in the quarter.

B&W Thermal Segment Results

	Three Months Ended March 31,
(In thousands)	2024	2023	$ Change
Revenues	$110,187	$119,236	$(9,049)
Adjusted EBITDA	$13,672	$13,733	$(61)

Three months ended March 31, 2024 and 2023

Revenues in the B&W Thermal segment decreased 8%, or $9.0 million to $110.2 million in the three months ended March 31, 2024 compared to $119.2 million in the three months ended March 31, 2023. A large project in our U.S. construction business was active in 2023 and was not fully replaced in 2024, resulting in decreased revenue of $6.2 million.

Adjusted EBITDA in the B&W Thermal segment was unchanged at $13.7 million in the three months ended March 31, 2024 and 2023, as an increase in international sales of $1.6 million was largely offset by the decreased Adjusted EBITDA in the U.S. construction business.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding of dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Axos Credit Agreement and senior notes, and equity offerings, including the Sales Agreement (as defined below) and our Preferred Stock, each of which are described in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail.

On April 10, 2024, we entered into a sales agreement (the "Sales Agreement") with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the "Agents"), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million, through the Agents. As of May 3, 2024, 1.5 million shares have been sold pursuant to the Sales Agreement. Refer to Note 22 to the Condensed Consolidated Financial Statement for additional discussion of the Sales Agreement.

We have recurring operating losses primarily due to losses recognized on our B&W Solar business as described in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of our Form 10-K filed on March 15, 2024 as well as higher debt service costs. Our net cash used in operating activities was $14.9 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year from the date this Quarterly Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are implementing several strategies to obtain the required funding for future operations, and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock. The following actions occurred during the three months ended March 31, 2024:

•entered into advanced negotiations related to the sale of one of our non-strategic businesses. Proceeds from the sale are expected to be approximately $40.0 million to $46.0 million, subject to due diligence and continuing negotiations. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate;
•initiated the sale process of certain of our non-strategic businesses;
•filed for a waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted;
•initiated the process to sell several non-core real estate assets;
•initiated the sale of common shares pursuant to our At-The-Market Offering; and,
•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million..

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of March 31, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report. As a result, it is probable that our cash flow improvement plans and anticipated proceeds from the sale of non-strategic assets alleviate the substantial doubt about our ability to continue as a going concern.

Cash and Cash Flows

At March 31, 2024, cash and cash equivalents, current restricted cash and long-term restricted cash totaled $102.5 million, which included $58.6 million of restricted cash related to collateral for certain letters of credit. We had total debt of $441.6 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $25.9 million of our total unrestricted cash and cash equivalents at March 31, 2024. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We presently have no plans to repatriate these funds to the U.S.

Cash used in operations was $14.9 million in the three months ended March 31, 2024, which is primarily attributable to the year-to-date net loss of $16.8 million. Cash used in operations was $12.9 million in the three months ended March 31, 2023, which was primarily attributed to the year-to-date net loss of $12.5 million.

Cash flows used in investing activities was $2.8 million and $2.2 million in the three months ended March 31, 2024 and 2023, respectively, primarily due to capital expenditures.

Cash flows provided by financing activities of $51.3 million in the three months ended March 31, 2024, primarily due to net borrowings on the Axos Credit Agreement of $61.6 million, offset by the payment of preferred dividend of $3.7 million. Cash flows used in financing activities was $5.9 million in the three months ended March 31, 2023, primarily due to the payment of the preferred stock dividend of $3.7 million and loan repayments of $1.7 million.

Debt Facilities

As discussed in Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, we entered into a new Credit Agreement with Axos in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We are transitioning letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Axos Credit Agreement. We believe all outstanding letters of credit will be transitioned to the Axos Credit Agreement by June 30, 2024, at which time the Letter of Credit Agreement and Reimbursement Agreement is expected to be terminated.

On April 30, 2024, we, along with certain subsidiaries as guarantors, the lenders party to the Credit Agreement , and Axos, as administrative agent, entered into the First Amendment to Credit Agreement (the “First Amendment”). The First Amendment, among other things, amends the terms of the Credit Agreement to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement (the "Increased Inventory Period"). In 2024, the Increased Inventory Period commences on April 30 and ends on July 31 and would provide approximately $6.0 million additional available borrowings under the Credit Agreement. The Increased Inventory Period is available to us upon our election in subsequent years (subject to a $75,000 fee if we make such an election), and commences on March 1 and ends on July 31.

At March 31, 2024, usage under the Credit Agreement and Letter of Credit Agreement consisted of $11.5 million of financial letters of credit and $68.1 million of performance letters of credit at March 31, 2024.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of March 31, 2024 was $39.0 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $17.2 million as of March 31, 2024. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $48.0 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of March 31, 2024, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $146.8 million. The aggregate value of the letters of credit backstopping surety bonds was $15.3 million.

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of March 31, 2024, we had loans payable of $103.2 million, net of debt issuance costs of $0.5 million, of which $4.5 million is classified as current, and $98.7 million as long-term loans payable on the Consolidated Balance Sheet. This includes $90.1 million on the revolving debt facilities, which is comprised of $36.8 million drawn on the revolving credit portion of the facility and $53.3 million drawn on the letter of credit portion, and $12.1 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our policies during the three months ended March 31, 2024 from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks has not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act, as amended (the "Exchange Act")).

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2024 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024 and 2023 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of March 31, 2024, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:
•continuing to hire qualified accounting professionals;
•developing and providing additional training to the accounting and financial reporting team;
•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, financial statement analysis and complex and/or non-routine transactions;
•enhancing controls over IT user access and segregation of duties; and,
•developing and implementing a monitoring program to evaluate and assess whether controls are present and functioning appropriately.

We will continue to work towards full remediation of the material weaknesses to improve our internal control over financial reporting. The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 17 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which we incorporate by reference into this Item.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. During the quarter ended March 31, 2024, we did not have any repurchases of shares related to employee restricted stock plans. Also, we do not have a general share repurchase program at this time.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5
Amended and Restated Bylaws of the Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1	Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.63 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.2	Security and Pledge Agreement among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.64 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.3	Fee Letter (Supplement to the Credit Agreement) among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated January 18, 2024 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.4	Guaranty by B. Riley Financial, Inc. in favor of Axos Bank, in its capacity as administrative agent for the Secured Parties (as defined in the Credit Agreement) dated January 18, 2024 (incorporated by reference to Exhibit 10.66 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.5	Fee and Reimbursement Agreement Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated as of January 18, 2024 (incorporated by reference to Exhibit 10.67 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.6	Fourth Amendment to Reimbursement Security Agreement and Consent Letter by and among Babcock & Wilcox Enterprises, Inc., MSD PCOF Partners XLV, LLC and B. Riley Financial, Inc., dated March 15, 2024 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K filed March 15, 2024 (File No. 001-36876)).

10.7	Sales Agreement, among Babcock & Wilcox Enterprises, Inc., B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 10, 2024 (File No. 001-36876)).

10.8	First Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024, filed herein.

10.9	First Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024, filed herein.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

BABCOCK & WILCOX ENTERPRISES, INC.

May 9, 2024	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)