Form 10-Q
period 2024-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2024-08-08
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at August 2, 2024 was 92,195,934.
2

Definitions

In this Quarterly Report on Form 10-Q, or this “Quarterly Report”, unless the context otherwise indicates, “B&W,” “we,” “us,” “our” or the “Company” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
Amended Revolving Credit Agreement	Amended Revolving Credit Agreement with PNC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
CTA	Currency Translation Adjustment
Debt Documents	Collectively, the Revolving Credit Agreement, Letter of Credit Agreement and Reimbursement Agreement
Debt Facilities	The facilities available under the Debt Documents
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
IRC	U.S. Internal Revenue Code of 1986, as amended
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
NOL	Net operating losses
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Revolving Credit Agreement	Revolving Credit Agreement with PNC
SEC	United States Securities and Exchange Commission
SOFR	The Secured Overnight Financing Rate

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, but not limited to: our financial condition and ability to continue as a going concern; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, global tariffs, sanctions and export controls could harm our profitability; volatility in the price of our common stock; B. Riley’s significant influence over us; changes in tax rates or tax law; our ability to use net operating loss and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$233,642	$291,515	$441,198	$532,773
Costs and expenses:
Cost of operations	179,152	228,352	338,227	417,681
Selling, general and administrative expenses	50,525	49,772	91,963	97,786
Restructuring activities	767	1,021	2,347	1,405
Research and development costs	1,180	924	2,261	2,232
Gain on sale of business	(40,174)	—	(40,174)	—
(Gain) loss on asset disposals, net	(7)	(955)	46	(18)
Total costs and expenses	191,443	279,114	394,670	519,086
Operating income	42,199	12,401	46,528	13,687
Other (expense) income:
Interest expense	(12,534)	(11,176)	(25,368)	(23,832)
Interest income	285	478	592	591
Loss on debt extinguishment	(1,053)	—	(6,124)	—
Benefit plans, net	92	(138)	188	(247)
Foreign exchange	499	1,154	(834)	693
Other income (expense) – net	426	(264)	426	(633)
Total other expense, net	(12,285)	(9,946)	(31,120)	(23,428)
Income (loss) before income tax expense	29,914	2,455	15,408	(9,741)
Income tax expense	4,692	1,861	5,985	2,351
Income (loss) from continuing operations	25,222	594	9,423	(12,092)
Income (loss) from discontinued operations, net of tax	142	(5,606)	(850)	(5,395)
Net income (loss)	25,364	(5,012)	8,573	(17,487)
Net income attributable to non-controlling interest	(49)	(76)	(91)	(97)
Net income (loss) attributable to stockholders	25,315	(5,088)	8,482	(17,584)
Less: Dividend on Series A preferred stock	3,715	3,715	7,429	7,430
Net income (loss) attributable to stockholders of common stock	$21,600	$(8,803)	$1,053	$(25,014)

Basic earnings (loss) per share:
Continuing operations	$0.24	$(0.04)	$0.02	$(0.22)
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Basic earnings (loss) per share	$0.24	$(0.10)	$0.01	$(0.28)

Diluted earnings (loss) per share:
Continuing operations	$0.24	$(0.04)	$0.02	$(0.22)
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Diluted earnings (loss) per share	$0.24	$(0.10)	$0.01	$(0.28)

Shares used in the computation of basic earnings (loss) per share	91,049	88,783	90,264	88,758
Shares used in the computation of diluted earnings (loss) per share	91,152	88,783	90,324	88,758

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$25,364	$(5,012)	$8,573	$(17,487)
Other comprehensive loss:
Currency translation adjustments ("CTA")	(2,266)	3,527	(5,391)	8,119
Reclassification of CTA to net income (loss)	1,201	—	1,201	—

Benefit obligations:
Pension and post retirement adjustments, net of tax	232	222	463	445

Other comprehensive income (loss)	(833)	3,749	(3,727)	8,564
Total comprehensive income (loss)	24,531	(1,263)	4,846	(8,923)
Comprehensive (income) loss attributable to non-controlling interest	(40)	27	(26)	41
Comprehensive income (loss) attributable to stockholders	$24,491	$(1,236)	$4,820	$(8,882)

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$95,466	$65,304
Current restricted cash	75,332	5,737
Accounts receivable – trade, net	124,967	144,016
Accounts receivable – other	25,945	36,179
Contracts in progress	88,644	90,054
Inventories, net	110,309	113,890
Other current assets	24,958	23,918
Current assets held for sale	28,941	18,495
Total current assets	574,562	497,593
Net property, plant and equipment and finance leases	78,168	78,369
Goodwill	83,842	101,956
Intangible assets, net	30,518	45,627
Right-of-use assets	27,632	28,192
Long-term restricted cash	31,291	297
Deferred tax assets	2,094	2,105
Other assets	21,015	21,559
Total assets	$849,122	$775,698

Accounts payable	$147,350	$127,491
Accrued employee benefits	11,850	10,797
Advance billings on contracts	63,255	81,098
Accrued warranty expense	6,695	7,634
Financing lease liabilities	1,434	1,367
Operating lease liabilities	3,532	3,932
Other accrued liabilities	53,690	68,090
Loans payable	3,475	6,174
Current liabilities held for sale	42,609	43,614
Total current liabilities	333,890	350,197
Senior notes	339,024	337,869
Loans payable, net of current portion	134,308	35,442
Pension and other postretirement benefit liabilities	167,979	172,911
Finance lease liabilities, net of current portion	25,465	26,206
Operating lease liabilities, net of current portion	25,331	25,350
Deferred tax liability	10,545	12,991
Other noncurrent liabilities	10,924	15,082
Total liabilities	1,047,466	976,048

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares 7,669 at both June 30, 2024 and December 31, 2023	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 92,010 and 89,449 at June 30, 2024 and December 31, 2023, respectively	5,174	5,148
Capital in excess of par value	1,550,977	1,546,281
Treasury stock at cost, 2,154 and 2,139 shares at June 30, 2024 and December 31, 2023, respectively	(115,180)	(115,164)
Accumulated deficit	(1,569,889)	(1,570,942)
Accumulated other comprehensive loss	(70,088)	(66,361)
Stockholders' deficit attributable to shareholders	(198,929)	(200,961)
Non-controlling interest	585	611
Total stockholders' deficit	(198,344)	(200,350)
Total liabilities and stockholders' deficit	$849,122	$775,698

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—		—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)
Net income	—	$—	—	$—	$—	$—	$25,315	$—	$49	$25,364
Currency translation adjustments	—	—	—	—	—	—	—	(1,065)	(8)	(1,073)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	232	—	232
Stock-based compensation charges	126	1	—	—	1,273	(16)	—	—	—	1,258
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	2,404	24	—	—	2,033	—	—	—	—	2,057
Balance at June 30, 2024	92,010	$5,174	7,669	$77	$1,550,977	$(115,180)	$(1,569,889)	$(70,088)	$585	$(198,344)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred shareholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)
Net loss	—	$—	—	$—	$—	$—	$(5,088)	$—	$76	$(5,012)
Currency translation adjustments	—	—	—	—	—	—	—	3,527	(20)	3,507
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	222	—	222
Stock-based compensation charges	83	—	—	—	2,185	(1)	—	—	—	2,184
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at June 30, 2023	88,828	$5,139	7,669	$77	$1,543,167	$(113,818)	$(1,383,889)	$(64,222)	$526	$(13,020)

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$9,423	$(12,092)
Net loss from discontinued operations	(850)	(5,395)
Net income (loss)	$8,573	$(17,487)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	9,517	11,259
Amortization of deferred financing costs and debt discount	2,508	2,806
Amortization of guaranty fee	1,367	464
Non-cash operating lease expense	3,655	3,289
Loss on debt extinguishment	6,124	—
Gain on sale of business	(40,174)	—
Loss on asset disposals	47	339
Provision for (benefit from) deferred income taxes	2,514	(1,696)
Prior service cost amortization for pension and postretirement plans	462	446
Stock-based compensation	2,689	5,571
Foreign exchange	834	(693)
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	(7,523)	(10,482)
Contracts in progress	(17,362)	(40,849)
Advance billings on contracts	(14,950)	6,377
Inventories, net	472	(15,728)
Income taxes	4,649	(4,297)
Accounts payable	35,287	40,541
Accrued and other current liabilities	(11,968)	3,219
Accrued contract loss	(4,659)	(1,280)
Pension liabilities, accrued postretirement benefits and employee benefits	(2,374)	(4,681)
Other, net	(6,273)	631
Net cash used in operating activities	(26,585)	(22,251)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,970)	(5,594)
Purchases of available-for-sale securities	(3,194)	(3,949)
Sales and maturities of available-for-sale securities	3,723	5,379
Proceeds from sale of business and assets, net	83,477	—
Other, net	(160)	—
Net cash provided by (used in) investing activities	75,876	(4,164)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from financing activities:
Borrowings on loan payable	138,961	16,165
Repayments on loan payable	(43,164)	(12,049)
Finance lease payments	(673)	(584)
Payment of holdback funds from acquisition	(2,950)	—
Payment of preferred stock dividends	(7,429)	(7,431)
Shares of common stock returned to treasury stock	(16)	(65)
Issuance of common stock, net	2,033	—
Debt issuance costs	(5,064)	—
Other, net	(78)	(280)
Net cash provided by (used in) financing activities	81,620	(4,244)
Effects of exchange rate changes on cash	(191)	1,078
Net increase (decrease) in cash, cash equivalents and restricted cash	130,720	(29,581)
Cash, cash equivalents and restricted cash at beginning of period	71,369	113,460
Cash, cash equivalents and restricted cash at end of period	$202,089	$83,879

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$95,466	$55,035
Current restricted cash	75,332	18,338
Long-term restricted cash	31,291	10,506
Total cash, cash equivalents and restricted cash at end of period	$202,089	$83,879

Supplemental Cash flow information:
Income taxes paid, net	$4,253	$3,264
Interest paid	$16,226	$12,764
See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

We have historically incurred operating losses, primarily due to losses recognized on our B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year following the date that this Quarterly Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern. As described below, it is probable that our alternative measures contemplated, cost savings plans and anticipated proceeds from the sale of non-strategic assets alleviate the substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are implementing several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together we expect would reduce our annual cash spending by approximately $25 million. The following actions were completed through the issuance date of this Quarterly Report:

•sold our B&W Renewable Service A/S business for net proceeds of $83.5 million on June 28, 2024 (described in Note 3 to the Condensed Consolidated Financial Statements);
•completed the sale of a non-core facility for net proceeds of $4.2 million;
•sold 2.4 million common shares pursuant to our At-The-Market Offering (described in Note 15 to the Condensed Consolidated Financial Statements) for net proceeds of $2.0 million;
•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million; and,

•initiated a company-wide cost savings plan with targeted annual savings of $30.0 million, $25.0 million of which has been achieved to date.

The following strategies are ongoing to further increase available liquidity:

•continued advanced negotiations related to the sale of three additional non-strategic businesses, which are expected to generate significant proceeds that will be used to meaningfully reduce outstanding debt; and,
•filed for a waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of June 30, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.
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

For financial information about our segments see Note 5 to the Condensed Consolidated Financial Statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss) from continuing operations	$25,222	$594	$9,423	$(12,092)
Net income attributable to non-controlling interest	(49)	(76)	(91)	(97)
Less: Dividend on Series A preferred stock	3,715	3,715	7,429	7,430
Income (loss) from continuing operations attributable to stockholders of common stock	21,458	(3,197)	1,903	(19,619)
Income (loss) from discontinued operations, net of tax	142	(5,606)	(850)	(5,395)
Net income (loss) attributable to stockholders of common stock	$21,600	$(8,803)	$1,053	$(25,014)

Weighted average shares used to calculate basic earnings (loss) per share	91,049	88,783	90,264	88,758
Dilutive effect of stock options, restricted stock and performance units	103	—	60	—
Weighted average shares used to calculate diluted earnings (loss) per share	91,152	88,783	90,324	88,758

Basic earnings (loss) per common share:
Continuing operations	$0.24	$(0.04)	$0.02	$(0.22)
Discontinued operations	$—	$(0.06)	$(0.01)	$(0.06)
Basic earnings (loss) per common share	$0.24	$(0.10)	$0.01	$(0.28)

Diluted earnings (loss) per share:
Continuing operations	$0.24	$(0.04)	$0.02	$(0.22)
Discontinued operations	—	(0.06)	(0.01)	(0.06)
Diluted earnings (loss) per share	$0.24	$(0.10)	$0.01	$(0.28)

We incurred a net loss in the three- and six-month periods ended June 30, 2023, therefore the basic and diluted shares are the same for those periods.

If we had net income attributable to stockholders of common stock in the three months ended June 30, 2023, diluted shares would have included an additional 0.5 million shares, respectively. If we had net income in the six months ended June 30, 2023, diluted shares would have included an additional 0.4 million shares.

We excluded 2.0 million and 1.1 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. We excluded 2.2 million and 1.7 million shares related to stock options from the diluted share calculation from the six months ended June 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

NOTE 3 - DIVESTITURE

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our subsidiary, Babcock & Wilcox Renewable Service A/S (“BWRS”), to Hitachi Zosen Inova AG (“Buyer”). The Sale of BWRS to the Buyer was completed the same day. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $40.2 million. The proceeds will be used to reduce outstanding debt and support working capital needs.

NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

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

We continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of June 30, 2024.

The following table summarizes the operating results of the disposal group included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$22,478	$13,672	$33,851	$29,661
Cost of operations	21,324	15,863	31,690	30,305
General and administrative expenses	784	2,883	2,483	4,351
Restructuring expenses	—	—	35	—
Loss on asset disposals, net	—	353	—	353
Total costs and expenses	22,108	19,099	34,208	35,009
Operating income (loss)	370	(5,427)	(357)	(5,348)
Other expense	(228)	(179)	(493)	(47)
Income (loss) from discontinued operations before tax	142	(5,606)	(850)	(5,395)
Benefit from income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$142	$(5,606)	$(850)	$(5,395)

The following table provides the major classes of assets and liabilities of the disposal group included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2024	December 31, 2023
Cash	$—	$31
Contracts in progress	9,678	4,538
Accounts receivable - trade	8,366	3,272
Other assets, net	242	62
Total current assets	18,286	7,903

Net property, plant and equipment and finance leases	2,755	2,683
Intangible assets, net	7,833	7,833
Right-of-use assets	67	76
Total non-current assets	10,655	10,592
Total assets of disposal group	$28,941	$18,495

Loans payable, current	$550	$502
Operating lease liabilities, current	24	23
Accounts payable	34,766	26,298
Accrued employee benefits	65	231
Advance billings on contracts	1,699	5,961
Accrued warranty expense	1,040	1,078
Other current liabilities	2,452	8,101
Total current liabilities	40,596	42,194

Loans payable, net of current portion	909	1,308
Non-current operating lease liabilities	42	—
Other non-current liabilities	1,062	112
Total non-current liabilities	2,013	1,420
Total liabilities of disposal group	$42,609	$43,614

Reported as:
Current assets of discontinued operations	$28,941	$18,495
Current liabilities of discontinued operations	$42,609	$43,614

The significant components included in the Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Depreciation and amortization of long-lived assets	$—	$158

Changes in operating assets and liabilities:
Accounts receivable	(5,094)	(3,511)
Contracts in progress	(5,140)	(6,057)
Accounts payable	8,468	11,046

Purchase of property, plant and equipment	(72)	(845)

Contracts

During the six months ended June 30, 2024, seven contracts were terminated, resulting in gross profit of $1.2 million. There were no new loss contracts during the six months ended June 30, 2024.

Changes in Contract Estimates

During each of the three- and six-month periods ended June 30, 2024 and 2023, B&W Solar recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$35	$113	$2,247	$937
Decreases in gross profit for changes in estimates for over time contracts	5	(2,074)	(142)	(3,584)
Net changes in gross profit for changes in estimates for over time contracts	$40	$(1,961)	$2,105	$(2,647)
Backlog

B&W Solar backlog was $49.3 million and $99.0 million at June 30, 2024 and December 31, 2023, respectively. The decrease was primarily driven by contract terminations of $17.0 million and revenue recognized of $33.8 million, partially offset by increases to existing contracts during the first six months of 2024. We expect to recognize substantially all of the remaining performance obligations as revenue during the year ended December 31, 2024.

NOTE 5 – SEGMENT REPORTING

We assess our operations based on three reportable segments as described in Note 1 to the Condensed Consolidated Financial Statements. An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues:
B&W Renewable segment
B&W Renewable	$29,353	$44,166	$58,943	$93,298
B&W Renewable Services	27,335	25,811	45,796	42,121
Vølund	4,265	15,242	8,495	33,923
TOTAL	60,953	85,219	113,234	169,342
B&W Environmental segment
B&W Environmental	26,863	21,451	53,571	41,812
SPIG	23,000	23,634	41,561	40,239
GMAB	6,366	3,605	9,451	6,079
TOTAL	56,229	48,690	104,583	88,130
B&W Thermal segment
B&W Thermal	120,189	158,010	230,376	277,246
TOTAL	120,189	158,010	230,376	277,246

Eliminations	(3,729)	(404)	(6,995)	(1,945)
Total Revenues	$233,642	$291,515	$441,198	$532,773

At a segment level, the adjusted EBITDA presented below is consistent with the manner in which our chief operating decision maker ("CODM") reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income-producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts being disposed, and other costs that may not be directly controllable by segment management and are not allocated to the segment. The following table is provided to reconcile our segment performance metrics to loss before income tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA
B&W Renewable segment - Adjusted EBITDA	$7,691	$4,721	$9,349	$9,043
B&W Environmental segment - Adjusted EBITDA	6,749	3,394	10,075	5,300
B&W Thermal segment - Adjusted EBITDA	13,006	24,367	26,678	38,100
Corporate	(3,974)	(5,486)	(9,979)	(10,568)
R&D expenses	(211)	(893)	(327)	(2,200)
Interest expense	(12,249)	(10,698)	(24,776)	(23,241)
Depreciation & amortization	(4,595)	(5,116)	(9,004)	(10,385)
Gain on sale of business	40,174	—	40,174	—
Benefit plans, net	92	(138)	188	(247)
Gain (loss) on asset sales, net	7	955	(46)	18
Settlement and related legal costs	(7,354)	—	(3,267)	2,463
Loss on debt extinguishment	(1,053)	—	(6,124)	—
Stock compensation	(1,310)	(2,271)	(2,660)	(5,498)
Restructuring expense and business services transition	(767)	(1,022)	(2,347)	(1,982)
Product development	(1,440)	(1,048)	(3,059)	(2,418)
Foreign exchange	499	1,154	(834)	693
Contract disposal	(3,473)	(2,693)	(4,058)	(4,080)
Letter of credit fees	(2,251)	(2,035)	(4,639)	(3,678)
Other-net	373	(736)	64	(1,061)
Income (loss) before income tax expense	$29,914	$2,455	$15,408	$(9,741)

We do not separately identify or report assets by segment as the CODM does not consider assets by segment to be a critical measure by which performance is measured.

NOTE 6 – REVENUE RECOGNITION AND CONTRACTS

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

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 19% and 21% of our revenue for the three months ended June 30, 2024 and 2023, and 20% and 24% of our revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 81% and 79% of our revenue for the three months ended June 30, 2024 and 2023, respectively, and 80% and 76% of our revenue for the six months ended June 30, 2024 and 2023, respectively.

Refer to Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$40,437	$37,556	$2,881	8%
Revenues recognized less billings to customers	48,207	52,498	(4,291)	(8)%
Contracts in progress	$88,644	$90,054	$(1,410)	(2)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$49,840	$76,032	$(26,192)	(34)%
Costs of revenue recognized less cost incurred	13,415	5,066	8,349	165%
Advance billings on contracts	$63,255	$81,098	$(17,843)	(22)%

Net contract balance	$25,389	$8,956	$16,433	183%

Accrued contract losses	$148	$522	$(374)	(72)%

Backlog

On June 30, 2024, we had $472.4 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 53.0%, 25.0% and 22.0% of our remaining performance obligations as revenue in 2024, 2025 and thereafter, respectively.

Changes in Contract Estimates

During each of the three- and six-month periods ended June 30, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$2,995	$1,947	$9,959	$7,348
Decreases in gross profit for changes in estimates for over time contracts	(4,730)	(2,920)	(8,621)	(7,163)
Net changes in gross profit for changes in estimates for over time contracts	$(1,735)	$(973)	$1,338	$185

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of inventories are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials and supplies	$87,963	$90,116
Work in progress	4,093	6,604
Finished goods	18,253	17,170
Total inventories	$110,309	$113,890

NOTE 8 – PROPERTY, PLANT, EQUIPMENT & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Land	$2,612	$2,608
Buildings	33,728	34,832
Machinery and equipment	151,108	152,700
Property under construction	19,025	13,780
	206,473	203,920
Less accumulated depreciation	149,638	147,929
Net property, plant and equipment	56,835	55,991
Finance leases	30,651	30,656
Less finance lease accumulated amortization	9,318	8,278
Net property, plant and equipment, and finance leases	$78,168	$78,369

NOTE 9 - GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified during the three or six months ended June 30, 2024. As previously discussed in Note 3 to the Condensed Consolidated Financial Statements, we divested our BWRS business in the three months ended June 30, 2024, resulting in a decrease to goodwill.

The following summarizes the changes in the net carrying amount of goodwill as of June 30, 2024:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2023	$25,805	$5,637	$70,514	$101,956
Divestiture of BWRS	(16,281)	—	—	(16,281)
Currency translation adjustments	(368)	(332)	(1,133)	(1,833)
Balance at June 30, 2024	$9,156	$5,305	$69,381	$83,842

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$45,667	$59,543
Unpatented technology	18,198	18,416
Patented technology	3,634	3,677
Trade name	13,219	13,595
All other	9,648	9,763
Gross value of definite-lived intangible assets	90,366	104,994
Customer relationships amortization	(29,214)	(29,820)
Unpatented technology amortization	(12,510)	(11,764)
Patented technology amortization	(3,110)	(3,030)
Tradename amortization	(7,015)	(6,892)
All other amortization	(9,529)	(9,391)
Accumulated amortization	(61,378)	(60,897)
Net definite-lived intangible assets	$28,988	$44,097
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$30,518	$45,627

The following summarizes the changes in the carrying amount of intangible assets, net:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$45,627	$51,564
Divestiture of BWRS	(10,128)	—
Amortization expense	(3,629)	(3,693)
Currency translation adjustments	(1,352)	1,164
Balance at end of the period	$30,518	$49,035

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations but is not allocated to segment results.

Estimated future intangible asset amortization expense as of June 30, 2024 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2024	3,445
Year ending December 31, 2025	5,414
Year ending December 31, 2026	4,268
Year ending December 31, 2027	3,654
Year ending December 31, 2028	3,372
Thereafter	8,835

NOTE 11 – ACCRUED WARRANTY EXPENSE
We may offer assurance type warranties on products and services that we sell. Changes in the carrying amount of accrued warranty expense are as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$7,634	$9,568
Additions	1,449	3,694
Expirations and other changes	(1,201)	(1,582)
Payments	(1,064)	(1,360)
Translation and other	(123)	23
Balance at end of period	$6,695	$10,343

We record estimated expense in Cost of operations in the Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is accrued when the contract becomes a loss contract. In addition, we record specific provisions or reductions where we expect the actual warranty costs to significantly differ from the accrued estimates. Such changes could have a material effect on our financial position, results of operations and cash flows.

NOTE 12 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges (benefits) in each of the three and six months ended June 30, 2024 and 2023. The charges (benefits) primarily consist of costs related to actions taken as part of ongoing strategic, market-focused organizational and re-branding initiatives.

The following tables summarize the restructuring activity incurred by segment:

	Three Months Ended June 30,
	2024			2023
(in thousands)	Total	Severance and related costs	Other(1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$667	$43	$624	$477	$152	$325
B&W Environmental segment	28	11	17	164	—	164
B&W Thermal segment	72	47	25	830	—	830
Corporate	—	—	—	(450)	—	(450)
	$767	$101	$666	$1,021	$152	$869

	Six Months Ended June 30,
	2024			2023
(in thousands)	Total	Severance and related costs	Other(1)	Total	Severance and related costs	Other(1)
B&W Renewable segment	$1,502	$202	$1,300	$388	$63	$325
B&W Environmental segment	213	70	143	184	1	183
B&W Thermal segment	632	247	385	833	3	830
	$2,347	$519	$1,828	$1,405	$67	$1,338
(1) Other amounts consist primarily of costs associated with the exit of the B&W Renewable segment from operations in Denmark.

Restructuring liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$2,119	$2,036	$2,505	$1,615
Restructuring expense	767	1,021	2,347	1,405
Payments	(1,873)	(1,124)	(3,839)	(1,087)
Balance at end of period	$1,013	$1,933	$1,013	$1,933

The payments shown above for the three and six months ended June 30, 2024 and 2023 relate primarily to severance costs. Accrued restructuring liabilities at June 30, 2024 and 2023 relate primarily to employee termination benefits.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net loss are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Interest cost	$10,804	$11,526	$21,612	$23,015	$70	$92	$140	$184
Expected return on plan assets	(11,192)	(11,706)	(22,392)	(23,403)	—	—	—	—
Amortization of prior service cost	53	53	106	105	173	173	346	346
Benefit plans, net (1)	(335)	(127)	(674)	(283)	243	265	486	530
Service cost included in COS (2)	170	145	341	289	5	4	9	184
Net periodic cost (benefit)	$(165)	$18	$(333)	$6	$248	$269	$495	$714
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for our pension and other postretirement benefit plans during the three and six months ended June 30, 2024 and 2023.

We made contributions to our pension and other postretirement benefit plans totaling $3.7 million and $4.0 million during the three and six months ended June 30, 2024 as compared to $0.4 million and $0.7 million during the three and six months ended June 30, 2023 respectively.
NOTE 14 – DEBT AND CREDIT FACILITIES

Senior Notes

The components of the Company's senior notes outstanding at June 30, 2024 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,297)	(3,394)	(5,691)
Unamortized premium	240	—	240
Net debt balance	$190,978	$148,046	$339,024

The components of senior notes outstanding at December 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,899)	(4,019)	(6,918)
Unamortized premium	312	—	312
Net debt balance	$190,448	$147,421	$337,869

Revolving and Letter of Credit Agreements with Axos

We entered into the Credit Agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer.

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

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of October 31, 2025, as amended by the Second Amendment to Credit Agreement ("Second Amendment"), the 8.125% Senior Notes and 6.50% Senior Notes have not been refinanced pursuant to a Permitted Refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is October 31, 2025. See Note 23 to the Condensed Consolidated Financial Statements for further discussion of the Second Amendment.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At June 30, 2024, after giving consideration to the Third Amendment discussed below, we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

On April 30, 2024, we, along with certain subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the First Amendment to Credit Agreement (the “First Amendment”). The First Amendment, among other things, amends the terms of the Credit Agreement to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement (the "Increased Inventory Period"). In 2024, the Increased Inventory Period commences on April 30 and ends on July 31 and would provide approximately $6.0 million additional available borrowings under the Credit Agreement. The Increased Inventory Period is available to us upon our election in subsequent years (subject to a $75,000 fee if we make such an election) and commences on March 1 and ends on July 31.

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment. Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in certain specified sales of the assets of specified subsidiaries of the Company (such sales, the “Specified Transactions”), and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the forgoing consent and agreements, we agreed to a usage structure for the net cash proceeds from the Specified Transactions. The Second Amendment also sunsets the option to increase the amounts available to be borrowed based on inventory in the borrowing base provided in the First Amendment and extended the maturity date under the agreement from August 30, 2025 to October 31, 2025 in the event that the Indebtedness under any of the Company’s unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement. The maturity date of the Credit Agreement otherwise remains January 18, 2027. See Note 23 to the Condensed Consolidated Financial Statements for further discussion of the Second Amendment.

On August 7, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Third Amendment to Credit Agreement ("Third Amendment"). The Third Amendment amended the definition of Consolidated Adjusted EBITDA to (i) exclude certain costs incurred in connection with the settlement of the Glatfelter Litigation; and (ii) add back certain contributions currently required to be made by us or our Subsidiaries to the U.S. Plan, up to an aggregate maximum of $15 million.

At June 30, 2024, we had a total of $125.8 million outstanding on the Axos Credit Agreement, which includes $46.6 million drawn on the revolving credit portion of the facility and $79.2 million drawn on the letter of credit portion. At June 30, 2024, cash collateralizing the letters of credit totaling $79.2 million is classified as Restricted cash, of which $48.2 million is classified as current and $31.0 million as long-term.

As of June 30, 2024, Loans payable in the Condensed Consolidated Balance Sheets totaled $137.8 million, net of debt issuance costs of $0.5 million, of which $3.5 million is classified as current and $134.3 million as long-term loans payable in the Consolidated Balance Sheets. In addition to the amounts outstanding on our revolving debt facilities, Loans payable also includes $11.8 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

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

Revolving and Letter of Credit Agreements with PNC and MSD

In June 2021, we entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with PNC, as administrative agent and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that is secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement is drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Facilities”). Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by the Credit Agreement in January 2024. The Revolving Credit Agreement was terminated in connection with our entry into the Credit Agreement and we are transitioning letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. At June 30, 2024, there was approximately $1.6 million in remaining outstanding letters of credit under the Letter of Credit Agreement. We believe all outstanding letters of credit will be transitioned to the Credit Agreement by September 30, 2024, at which time the Letter of Credit Agreement and Reimbursement Agreement is expected to be terminated. We recognized a Loss on debt extinguishment of $1.1 million and $6.1 million in the three and six months ended June 30, 2024, related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

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

A summary of usage of letters of credit under the domestic facilities is as follows. Due to the timing of the transition of our Letter of Credit Arrangements from PNC and MSD to Axos, balances as of June 30, 2024 are primarily with Axos and balances as of June 30, 2023 are with PNC and MSD.

	June 30,
	2024	2023
Letters of credit under domestic facilities:
Performance letters of credit	$63,490	$88,883
Financial letters of credit	13,222	15,010
Total outstanding	$76,712	$103,893

Backstopped letters of credit	$17,039	$32,862
Surety backstopped letters of credit	$13,177	$10,918
Letters of credit subject to currency revaluation	$40,773	$64,462

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	June 30,
	2024	2023
Letters of credit under non-domestic facilities	36,539	52,177
Surety Bonds	$144,277	$205,894
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 15 – CAPITAL STOCK

Preferred Stock

During the six months ended June 30, 2024, our Board of Directors approved dividends totaling $7.4 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at June 30, 2024, and all declared dividends have been paid as of July 1, 2024.

Common Stock

On April 10, 2024, we entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the “Agents”), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents (such offering, the “At-the-Market” offering). As of June 30, 2024, 2.4 million shares have been sold pursuant to the Sales Agreement, for net proceeds of $2.0 million.

NOTE 16 –INTEREST EXPENSE

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Components associated with borrowings from:
Senior notes	$6,420	$6,425	$12,691	$12,753
Revolving Credit Facility	$1,429	$—	2,961	$—
	7,849	6,425	15,652	12,753
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,476	1,164	2,625	2,148
Senior notes	650	630	1,294	1,249
	2,126	1,794	3,919	3,397

Components associated with interest from:
Lease liabilities	555	597	1,103	1,321
Letter of Credit interest and fees	1,823	2,360	4,012	5,176
Other interest expense	181	—	682	1,185
	2,559	2,957	5,797	7,682

Total interest expense	$12,534	$11,176	$25,368	$23,832

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2024	December 31, 2023
Held by foreign entities	$50,718	$44,388
Held by U.S. entities	44,748	20,947
Cash and cash equivalents	95,466	65,335

Reinsurance reserve requirements	119	380
Project indemnity collateral	215	—
Bank guarantee collateral	1,766	1,823
Letters of credit collateral (1)	89,222	584
Pension obligations	15,000	—
Hold-back for acquisition purchase price (2)	—	2,950
Escrow for long-term project (3)	301	297
Current and Long-term restricted cash	106,623	6,034
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$202,089	$71,369
(1) Beginning in January 2024, we drew $79.2 million on the Axos Credit Agreement for letter of credit collateral, which is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.
(2) The purchase price for FPS was $59.2 million, and included an initial hold-back of $5.9 million which was included in Current restricted cash and cash equivalents and Other accrued liabilities in the Condensed Consolidated Balance Sheets. The final payment was made in the amount of $3.0 million during the first quarter of 2024.
(3) On December 15, 2021, we entered into an agreement to place $11.4 million in an escrow account as security to ensure project performance. The remaining amount of $0.3 million will be reclassified from Long-term restricted cash to Current restricted cash on September 30, 2024, with a scheduled final settlement on September 30, 2025.

NOTE 17 – PROVISION FOR INCOME TAXES

In the three months ended June 30, 2024, income tax expense from continuing operations was $4.7 million, resulting in an effective tax rate of 15.7%. In the three months ended June 30, 2023, income tax expense from continuing operations was $1.9 million, resulting in an effective tax rate of 75.8%.

In the six months ended June 30, 2024, income tax expense from continuing operations was $6.0 million, resulting in an effective tax rate of 38.8%. In the six months ended June 30, 2023, income tax expense from continuing operations was $2.4 million, resulting in an effective tax rate of (24.1)%.

Our effective tax rate for the three and six months ended June 30, 2024 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items relating to continuing operations of $1.1 million and $1.6 million for the three and six months ended June 30, 2024, which primarily represent withholding taxes and the tax consequences associated with the sale of BWRS. We had discrete items relating to continuing operations of $(0.4) million and $(0.2) million for the three and six months ended June 30, 2023, which primarily represented withholding taxes and return-to-accrual adjustments.

We are subject to federal income tax in the United States and numerous countries that have statutory tax rates different than the United States federal statutory rate of 21%. The most significant of these foreign operations are located in Canada, Denmark, Germany, Italy, Mexico, Sweden, and the United Kingdom, with effective tax rates ranging between approximately 19% and 30% We provide for income taxes based on the tax laws and rates in the jurisdictions where we conduct operations. These jurisdictions may have regimes of taxation that vary in both nominal rates and the basis on which these rates are applied. Our consolidated effective income tax rate can vary from period to period due to these foreign income tax rate variations, changes in the jurisdictional mix of our income, and valuation allowances.

NOTE 18 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against Babcock & Wilcox by P.H. Glatfelter Company (“Glatfelter”) in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the “Glatfelter Litigation”). The complaint alleges damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, we filed an answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, we and Glatfelter each filed cross-motions for summary judgment. On June 21, 2023, the court granted our motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatfelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability, and denied Glatfelter’s motion for summary judgment.

On August 3, 2024, we and Glatfelter agreed in principle to resolve the Glatfelter Litigation (the “Proposed Glatfelter Settlement Agreement”). Pursuant to the Proposed Glatfelter Settlement Agreement, we would pay Glatfelter a total sum of $6.5 million (the “Proposed Settlement Amount”), to be paid in six consecutive monthly installments beginning on or about September 1, 2024. The Proposed Settlement Amount will be subject to a letter of credit backstopping the payments, and the final settlement agreement is expected to contain customary confidentiality and non-disparagement provisions. The amount to be paid is fully accrued and reflected in Other accrued liabilities in the Condensed Consolidated Balance Sheets at June 30, 2024.

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

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The currency translation loss reclassification of AOCI to net loss is a result of the sale of BWRS in the current year quarter. The changes in the components of AOCI, net of tax, for six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive income (loss) before reclassifications	(3,125)	—	(3,125)
Reclassification of AOCI to net loss	—	231	231
Net other comprehensive income (loss)	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)
Other comprehensive income (loss) before reclassifications	(2,266)	—	(2,266)
Reclassification of AOCI to net income (loss)	1,201	232	1,433
Net other comprehensive income (loss)	(1,065)	232	(833)
Balance at June 30, 2024	$(68,968)	$(1,120)	$(70,088)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	—	4,592
Reclassification of AOCI to net loss	—	223	223
Net other comprehensive income	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)
Other comprehensive income before reclassifications	3,527	—	3,527
Reclassification of AOCI to net income (loss)	—	222	222
Net other comprehensive income	3,527	222	3,749
Balance at June 30, 2023	$(62,214)	$(2,008)	$(64,222)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows:

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Release of currency translation adjustment with the sale of business	Gain on sale of business	$1,201	$—	$1,201	$—
Pension and post retirement adjustments, net of tax	Benefit plans, net	232	221	463	445
	Net (loss) income	$1,433	$221	$1,664	$445

NOTE 20 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures). As of June 30, 2024 and December 31, 2023 we had no "Level 3" inputs.

Available-For-Sale Securities

Investments in available-for-sale securities are presented in Other assets in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 5 years.

(in thousands)
Available-for-sale securities	June 30, 2024	Level 1	Level 2
Corporate notes and bonds	$4,846	$4,846	$—
Mutual funds	—	—	—
United States Government and agency securities	1,838	1,838	—
Total fair value of available-for-sale securities	$6,684	$6,684	$—

(in thousands)
Available-for-sale securities	December 31, 2023	Level 1	Level 2
Corporate notes and bonds	$3,144	$3,144	$—
Mutual funds	3	—	3
United States Government and agency securities	3,906	3,906	—
Total fair value of available-for-sale securities	$7,053	$7,050	$3

Senior Notes

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Senior Notes. The fair value of the Senior Notes is based on readily available quoted market prices as of June 30, 2024.

(in thousands)	June 30, 2024
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$193,035	$152,498
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$104,615

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

•Cash and cash equivalents and restricted cash. The carrying amounts that have been reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair values due to their highly liquid nature.
•Loans payable. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Loans payable approximated its carrying amount at June 30, 2024.

NOTE 21 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

To our knowledge, B. Riley beneficially owns approximately 31.3% of the Company's outstanding common stock as of June 30, 2024. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 15 to the Condensed Consolidated Financial Statements, in April 2024, we entered into a sales agreement with B. Riley Securities, Inc., among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley is entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

As described in Note 14 to the Condensed Consolidated Financial Statements, in connection with our entry into the Axos Credit Agreement in January 2024, we entered into a guaranty agreement and a fee and reimbursement agreement with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

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

See Note 23 to the Condensed Consolidated Financial Statements for information regarding a Registration Rights Agreement entered into with B. Riley in July 2024.

NOTE 22 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

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

NOTE 23– SUBSEQUENT EVENTS

Second Amendment to Credit Agreement

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment. Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in the Specified Transactions, and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the forgoing consent and agreements, the Company agreed to apply the net cash proceeds from the Specified Transactions in the following order, irrespective of the order of consummation of the Specified Transactions: (i) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $10,000,000 (the “Specified Revolver Paydown”); (ii) to the repayment of liabilities in respect of the certain pension plans of the Company and its subsidiaries, in an aggregate amount equal to $15,000,000; (iii) to the repayment of letter of credit borrowings or advances, or if no such amounts are outstanding, to the cash collateralization of existing letter of credit obligations, in an aggregate amount equal to $10,000,000; (iv) to PNC in an amount not exceeding $1,600,000 in connection with the repayment and/or cash collateralization of certain existing facilities; (v) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $54,000,000 (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (vi) to the repayment of the Senior Notes due 2026 or any additional unsecured senior notes issued under the Company’s unsecured notes indenture, in an aggregate amount equal to $193,000,000; and (vii) the remainder to be retained by the Company to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

The Second Amendment further amended the Credit Agreement by sunsetting the option to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement following the Specified Revolver Paydown, and extended the maturity date under the agreement from August 30, 2025 to October 31, 2025 in the event that the Indebtedness under any of the Company’s unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement. The maturity date of the Credit Agreement otherwise remains January 18, 2027.

Registration Rights Agreement

On July 11, 2024, we entered into a registration rights agreement (the “Registration Rights Agreement”) with B. Riley. Pursuant to the Registration Rights Agreement, we have agreed to provide B. Riley with customary demand registration rights for all shares of our common stock they beneficially own, including any common stock issuable upon the exercise of any warrants that may be issued to them under the B. Riley Fee Agreement, as described in Note 14 to the Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. See also "Cautionary Statement Concerning Forward-Looking Information" herein. All amounts referred to in this discussion and analysis are on a continuing operations basis, unless otherwise noted.

BUSINESS OVERVIEW

We are a globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

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

Second Quarter 2024 Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and global shipping and supply chain disruptions that continued to have an impact during the first six months of 2024. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our subsidiary, Babcock & Wilcox Renewable Service A/S (“BWRS”), to Hitachi Zosen Inova AG (the “Buyer”). The sale of BWRS to the Buyer was completed the same day. From the sale, we received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $40.2 million.

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

We continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of June 30, 2024.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues:
B&W Renewable segment	$60,953	$85,219	$(24,266)	$113,234	$169,342	$(56,108)
B&W Environmental segment	56,229	48,690	7,539	104,583	88,130	$16,453
B&W Thermal segment	120,189	158,010	(37,821)	230,376	277,246	$(46,870)
Eliminations	(3,729)	(404)	(3,325)	(6,995)	(1,945)	$(5,050)
Total revenues	$233,642	$291,515	$(57,873)	$441,198	$532,773	$(91,575)

Three Months Ended June 30, 2024 and 2023

Revenues decreased by $57.9 million to $233.6 million in the three months ended June 30, 2024 compared to $291.5 million in the three months ended June 30, 2023. The decrease is driven by a $36.6 million decrease in revenue as a large project in our U.S. construction business was completed in 2023 and not fully replaced in 2024 in the B&W Thermal segment and an $18.9 million decrease in B&W Renewable segment revenue because, consistent with our stated strategy, we performed fewer waste-to-energy projects in the current year.

Operating income increased by $29.8 million to $42.2 million in the three months ended June 30, 2024, compared to $12.4 million in the three months ended June 30, 2023. The increase is primarily attributable to the $40.2 million gain on sale of BWRS and a decrease of $4.4 million in Selling, general and administrative expenses, offset by $8.3 million lower gross margin due to the lower revenue in 2024 and a $6.5 million charge in the three months ended June 30, 2024 related to the settlement of a legal matter.

Income from continuing operations increased by $24.6 million to $25.2 million in the three months ended June 30, 2024 as compared to income of $0.6 million in the three months ended June 30, 2023, driven by increased Operating income and offset by a $1.4 million increase in interest expense.

Six Months Ended June 30, 2024 and 2023

Revenues decreased by $91.6 million to $441.2 million in the six months ended June 30, 2024 compared to $532.8 million in the six months ended June 30, 2023. The decrease is driven by a $42.9 million decrease in revenue as a large project in our U.S. construction business was completed in 2023 and not fully replaced in 2024 in the B&W Thermal segment and a $45.9 million decrease in the B&W Renewable segment revenue because, consistent with our stated strategy, we performed fewer waste-to-energy projects in the current year.
Operating income increased by $32.8 million in the comparable six-month periods ended June 30, 2024 and June 30, 2023 to income of $46.5 million, primarily due to the gain of $40.2 million on the sale of BWRS and a decrease of $12.3 million in Selling, general and administrative expenses, offset by $11.8 million lower gross margin attributable to the lower revenue in 2024 and a $6.5 million charge in 2024 related to the settlement of a legal matter.

Income from continuing operations increased by $21.5 million to $9.4 million as compared to a loss of $12.1 million in the six months ended June 30, 2023, driven by increased Operating income and offset by a loss on debt extinguishment of $6.1 million attributable to terminating the Revolving and Letter of Credit Agreements with PNC and MSD and a $1.5 million increase in interest expense.

Bookings and Backlog

Bookings and backlog are our measures of remaining performance obligations under sales contracts. In addition, we monitor Implied Bookings and Backlog, which are bookings (backlog) plus amounts related to projects that have been awarded to us but are not fully under contract and/or projects under contract that are not yet fully released for performance. We believe these metrics provide investors, lenders and other users of our financial statements with a leading indicator of future revenues. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

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

Bookings represent changes to the backlog. Bookings include additions related to new business or increases in project scope, subtractions due to customer cancellations or reductions in scope, changes in estimates that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter-term changes in bookings may not necessarily indicate a material trend.

The following tables include total bookings for the current and prior year quarter-to-date and year-to-date. Bookings, implied bookings, backlog and implied backlog exclude BWRS from all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in approximate millions)	2024	2023	2024	2023
B&W Renewable	$31.9	$40.4	$66.9	$99.4
B&W Environmental	58.0	35.4	101.2	100.2
B&W Thermal	111.7	89.8	218.2	193.8
Other/eliminations	(0.4)	(10.2)	(3.2)	(10.9)
Total Bookings	$201.2	$155.4	$383.1	$382.5

Implied bookings(1) as of June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in approximate millions)	2024	2023	2024	2023
B&W Renewable	$21.8	$40.4	$66.9	$99.4
B&W Environmental	50.4	43.4	120.2	108.2
B&W Thermal	121.2	89.8	484.6	193.8
Other/eliminations	(0.4)	(10.2)	(3.2)	(10.9)
Total implied bookings	$193.0	$163.4	$668.5	$390.5
(1) Implied bookings are bookings plus projects that are awarded but not contracted or are under contract but not fully released for performance. B&W Environmental included $19.0 million and $8.0 million in implied bookings for the six months ended June 30, 2024 and 2023, respectively. B&W Thermal included $266.4 million in implied bookings for the six months ended June 30, 2024.

The following tables include total backlog at the end of the quarter, compared to the same period in the prior year.

	As of June 30,
(in approximate millions)	2024	2023
B&W Renewable(1)	$90.0	$142.7
B&W Environmental	162.5	161.7
B&W Thermal	204.8	191.0
Other/eliminations	15.1	(2.5)
Total Backlog	$472.4	$492.9
(1)    B&W Renewable backlog has been adjusted downward $116.0 million and $53.0 million at June 30, 2024 and 2023, respectively, to remove O&M contracts that are recognized as disposed.

Implied backlog(1) as of June 30, 2024 and 2023 was as follows:

	As of June 30,
(in approximate millions)	2024	2023
B&W Renewable(2)	$90.0	$142.7
B&W Environmental	181.5	169.7
B&W Thermal	471.2	191.0
Other/eliminations	15.1	(2.5)
Total Implied Backlog	$757.8	$500.9
(1) Implied backlog is backlog plus projects that are awarded but not contracted or are under contract but not fully released for performance. B&W Environmental included $19.0 million and $8.0 million in implied backlog for the six months ended June 30, 2024 and 2023, respectively. B&W Thermal included $266.4 million in implied backlog for the six months ended June 30, 2024.
(2)    B&W Renewable backlog has been adjusted downward $116.0 million and $53.0 million at June 30, 2024 and 2023, respectively, to remove O&M contracts that are recognized as disposed.

Of the backlog at June 30, 2024, we expect to recognize revenues as follows:

(in approximate millions)	2024	2025	Thereafter	Total
B&W Renewable	$61.0	$24.0	$5.0	$90.0
B&W Environmental	87.1	58.4	17.0	162.5
B&W Thermal	142.4	56.5	5.9	204.8
Other/eliminations	15.1	—	—	15.1
Expected revenue from backlog	$305.6	$138.9	$27.9	$472.4

Changes in Contract Estimates

During the three and six-month periods ended June 30, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profits for changes in estimates for over time contracts	$2,995	$1,947	$9,959	$7,348
Decreases in gross profits for changes in estimates for over time contracts	(4,730)	(2,920)	(8,621)	(7,163)
Net changes in gross profit for changes in estimates for over time contracts	$(1,735)	$(973)	$1,338	$185

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$25,364	$(5,012)	$8,573	$(17,487)
Income (loss) from discontinued operations, net of tax	142	(5,606)	(850)	(5,395)
Income (loss) from continuing operations	25,222	594	9,423	(12,092)
Interest expense, net	12,249	10,698	24,776	23,241
Income tax expense	4,692	1,861	5,985	2,351
Depreciation & amortization	4,595	5,116	9,004	10,385
EBITDA	46,758	18,269	49,188	23,885

Gain on sale of business	(40,174)	—	(40,174)	—
Benefit plans, net	(92)	138	(188)	247
(Gain) loss on asset sales, net	(7)	(955)	46	(18)
Stock compensation	1,310	2,271	2,660	5,498
Restructuring activities and business services transition costs	767	1,022	2,347	1,982
Settlement and related legal costs	7,354	—	3,267	(2,463)
Loss on debt extinguishment	1,053	—	6,124	—
Product development (1)	1,440	1,048	3,059	2,418
Foreign exchange	(499)	(1,154)	834	(693)
Contract disposal(2)	3,473	2,693	4,058	4,080
Letter of credit fees	2,251	2,035	4,639	3,678
Other -net	(373)	736	(64)	1,061
Adjusted EBITDA	$23,261	$26,103	$35,796	$39,675
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Impacts of the exit of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA
B&W Renewable segment	$7,691	$4,721	$9,349	$9,043
B&W Environmental segment	6,749	3,394	10,075	5,300
B&W Thermal segment	13,006	24,367	26,678	38,100
Corporate	(3,974)	(5,486)	(9,979)	(10,568)
Research and development	(211)	(893)	(327)	(2,200)
Total Adjusted EBITDA	$23,261	$26,103	$35,796	$39,675

Items Excluded from Adjusted EBITDA

Corporate

Corporate costs in adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the organization and being an SEC registrant. Corporate expenses not allocated to the reportable segments totaled $4.0 million and $5.5 million in the three months ended June 30, 2024 and 2023, respectively. Corporate expenses not allocated to the reportable segments totaled $10.0 million and $10.6 million in the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to cost savings initiatives implemented late in 2023.

Research and development

Our research and development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness and/or reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses totaled $0.2 million and $0.9 million in the three months ended June 30, 2024 and 2023, respectively. Research and development expenses totaled $0.3 million and $2.2 million in the six months ended June 30, 2024 and 2023, respectively. In 2024, the focus of our development activities shifted to our BrightLoopTM and ClimateBrightTM portfolio, which is captured in the Product development category.

Gain on sale of business

Gain on sale of business of $40.2 million in the three and six months ended June 30, 2024 is a result of the sale of BWRS. This is excluded from adjusted EBITDA as it does not reflect the performance of the continuing businesses. We had an immaterial loss for the six months ended June 30, 2024 and an immaterial gain for the six months ended June 30, 2023.

Benefit plans, net

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because expected return on assets is greater than service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits for defined benefit and other postretirement benefits plans before MTM were a benefit of $0.1 million for the three months ended June 30, 2024 and expense of $0.1 million for the three months ended June 30, 2023, respectively. Pension benefits for defined benefit and other postretirement benefits plans before MTM were a benefit of $0.2 million for the six months ended June 30, 2024 and expense of $0.2 million for the six months ended June 30, 2023.

Our pension costs include MTM adjustments and are primarily a result of changes in the discount rate, curtailments and settlements. Any MTM charge or gain should not be considered to be representative of future MTM adjustments as such events are not currently predicted and are in each case subject to market conditions and actuarial assumptions as of the date of the event giving rise to the MTM adjustment. There were no MTM adjustments for the three or six months ended June 30, 2024 or 2023.

Refer to Note 13 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

(Gain) loss on asset sales, net

We, at times, will sell or dispose of certain assets that are unrelated to our operations. Therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business. We had an immaterial gain on asset sales in the three months ended June 30, 2024. We had $1.0 million gain on asset sales in the three months ended June 30, 2023.

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

Stock compensation was $1.3 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Stock compensation was $2.7 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively.

Restructuring activities and business service transition costs

Restructuring activities and business services transition actions across our business units and corporate functions resulted in an expense of $0.8 million and $1.0 million in the three months ended June 30, 2024 and 2023, respectively. Restructuring activities and business services transition actions across our business units and corporate functions resulted in an expense of $2.3 million and $2.0 million in the six months ended June 30, 2024 and 2023, respectively. The restructuring charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The expense in 2024 is entirely related to restructuring activities.
Settlements and related legal costs

Settlements and related legal costs were $7.4 million in the three months ended June 30, 2024; there were no Settlements and related legal costs in the three months ended June 30, 2023. The current year is driven by the $6.5 million settlement of a legal matter. Settlements and related legal costs were an expense of $3.3 million and a net benefit of $2.5 million in the six months ended June 30, 2024 and 2023, respectively. The current year expense is driven by the $6.5 million settlement of a legal matter and expenses related to other litigation matters, offset by the favorable final settlement of amounts owed to the former owner of B&W Solar. The benefit in the prior year was driven by a favorable $2.5 million litigation settlement.

Loss on debt extinguishment

Losses on debt extinguishment were $1.1 million in the three months ended June 30, 2024 and $6.1 million in the six months ended June 30, 2024. The losses were due to the write-off of deferred financing fees and certain other exit costs associated with our extinguishment of the Debt Facilities. We had no losses on debt extinguishments in the three or six months ended June 30, 2023.

Product development

Our product development activities include sales, marketing, and other business development expenses for products and services still under development and not yet widely available. Product development expenses totaled $1.4 million and $1.0 million in the three months ended June 30, 2024 and 2023, respectively. Expenses were $3.1 million in the six months ended June 30, 2024 as compared to $2.4 million in the comparable period of 2023. The increase resulted primarily from timing of specific research projects and increased development activities related to our BrightLoopTM commercialization efforts and to further develop our ClimateBrightTM portfolio. Management excludes these expenses from adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

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

Foreign exchange was a gain of $0.5 million and $1.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Foreign exchange was a loss of $0.8 million and a gain of $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Contract disposal

We are in the process of exiting our only remaining fixed fee Operational and Maintenance contract in our Renewable segment. A similar contract was exited as of December 31, 2022. For the three months ended June 30, 2024 and 2023, we had a net loss on contract disposals totaling $3.5 million and $2.7 million, respectively. We had a net loss of $4.1 million in the six months ended June 30, 2024, and $4.1 million in six months ended June 30, 2023. We believe it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the ongoing business.

Letter of credit fees

Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. Certain letter of credit amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from adjusted EBITDA as they do not reflect the performance of the business. Letter of credit fees not passed along to customers and included in Cost of operations were $2.3 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. Letter of credit fees were $4.6 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.

Segment Results

B&W Renewable Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$60,953	$85,219	$(24,266)	$113,234	$169,342	$(56,108)
Adjusted EBITDA	$7,691	$4,721	$2,970	$9,349	$9,043	$306

Three Months Ended June 30, 2024 and 2023

Revenues in the B&W Renewable segment decreased 28%, or $24.3 million, to $61.0 million in the three months ended June 30, 2024 from $85.2 million in the three months ended June 30, 2023. Consistent with our stated strategy, fewer waste-to-energy projects were performed in the current year, which accounted for $18.9 million of the revenue decrease between years.

Adjusted EBITDA in the B&W Renewable segment increased $3.0 million, to $7.7 million in the three months ended June 30, 2024 from $4.7 million in the three months ended June 30, 2023 due to selling, general and administrative cost savings initiatives related to the shift away from waste-to-energy projects and higher margins from the BWRS business prior to the sale of the business.

Six Months Ended June 30, 2024 and 2023

Revenues in the B&W Renewable segment decreased 33%, or $56.1 million, from $169.3 million to $113.2 million in the six months ended June 30, 2024 compared to the same period in 2023. This is primarily attributable to performing fewer waste-to-energy projects, which accounted for $45.9 million of the revenue decrease.

Adjusted EBITDA in the B&W Renewable segment increased $0.3 million, to $9.3 million in the six months ended June 30, 2024 compared to $9.0 million in the six months ended June 30, 2023.

B&W Environmental Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$56,229	$48,690	$7,539	$104,583	$88,130	$16,453
Adjusted EBITDA	$6,749	$3,394	$3,355	$10,075	$5,300	$4,775
Three Months Ended June 30, 2024 and 2023

Revenues in the B&W Environmental segment increased 15%, or $7.5 million, to $56.2 million in the three months ended June 30, 2024 from $48.7 million in the three months ended June 30, 2023. Approximately $3.6 million of the increase is attributable to growth in our domestic industrial and electrostatic precipitator business and $2.8 million of the increase is due to growth in our European environmental business.

Adjusted EBITDA in the B&W Environmental segment was $6.7 million in the three months ended June 30, 2024 compared to $3.4 million in the three months ended June 30, 2023. The increase is primarily driven by the revenue growth described above as well as lower selling, general and administrative expenses.

Six Months Ended June 30, 2024 and 2023

Revenues in the B&W Environmental segment increased 19%, or $16.5 million, to $104.6 million in the six months ended June 30, 2024 from $88.1 million in the six months ended June 30, 2023. Approximately $11.4 million of the increase is attributable to growth in our domestic industrial and electrostatic precipitator business and $3.4 million of the increase is due to growth in our European environmental business.

Adjusted EBITDA in the B&W Environmental segment was $10.1 million in the six months ended June 30, 2024 compared to $5.3 million in the six months ended June 30, 2023. The increase is primarily driven by the increased revenue described above as well as reductions in selling, general and administrative expenses.

B&W Thermal Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$120,189	$158,010	$(37,821)	$230,376	$277,246	$(46,870)
Adjusted EBITDA	$13,006	$24,367	$(11,361)	$26,678	$38,100	$(11,422)

Three Months Ended June 30, 2024 and 2023

Revenues in the B&W Thermal segment decreased 24%, or $37.8 million to $120.2 million in the three months ended June 30, 2024 from $158.0 million in the three months ended June 30, 2023. A large project in our U.S. construction business was not fully replaced in 2024, resulting in a $36.6 million revenue decrease.

Adjusted EBITDA in the B&W Thermal segment decreased $11.4 million to $13.0 million in the three months ended June 30, 2024 from $24.4 million in the three months ended June 30, 2023. The revenue drivers above resulted in a decrease in Adjusted EBITDA of $11.9 million.

Six Months Ended June 30, 2024 and 2023

Revenues in the B&W Thermal segment decreased 17%, or $46.8 million, from $277.2 million to $230.4 million in the six months ended June 30, 2024 compared to the prior year, primarily driven by a $42.9 million decrease in the U.S. construction business.

Adjusted EBITDA in the B&W Thermal segment decreased $11.4 million from $38.1 million to $26.7 million in the six months ended June 30, 2024 compared to the prior year. The lower revenue in the U.S. construction business accounted for $9.6 million of the decrease.

Corporate Costs in Adjusted EBITDA

Corporate costs in Adjusted EBITDA are SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant. Corporate costs decreased $1.5 million to $4.0 million in three months ended June 30, 2024 as compared to $5.5 million incurred in the three months ended June 30, 2023. Corporate costs decreased $0.6 million to $10.0 million in the six months ended June 30, 2024 compared to $10.6 million in the six months ended June 30, 2023. The decreases are attributable to cost savings initiatives implemented beginning in the second half of 2023.

Other Factors Affecting Operating Results

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Components associated with borrowings from:
Senior Notes	$6,420	$6,425	$12,691	$12,753
Revolving Credit Facility	1,429	—	2,961	—
	7,849	6,425	15,652	12,753
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,476	1,164	2,625	2,148
Senior Notes	650	630	1,294	1,249
	2,126	1,794	3,919	3,397
Components associated with interest from:
Lease liabilities	555	597	1,103	1,321
Letter of credit interest and fees	1,823	2,360	4,012	5,176
Other interest expense	181	—	682	1,185
	2,559	2,957	5,797	7,682

Total interest expense	$12,534	$11,176	$25,368	$23,832

Interest expense for the three and six months ended June 30, 2024 is higher due to increases in interest rates and in other loans payable during the year.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2024	2023	$ Change	2024	2023	$ Change
(Loss) income before income tax expense	$29,914	$2,455	$27,459	$15,408	$(9,741)	$25,149
Income tax (benefit) expense	$4,692	$1,861	$2,831	$5,985	$2,351	$3,634
ETR continuing operations	15.7%	75.8%		38.8%	(24.1)%

Our income tax expense in the first six months of 2024 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the first six months of 2024 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the fiscal year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Depreciation and Amortization

Depreciation expense was $2.3 million and $2.7 million in the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $4.3 million and $5.6 million in the six months ended June 30, 2024 and 2023, respectively.

Amortization expense was $2.3 million and $2.4 million in the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $4.7 million and $4.8 million in the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding of dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including the Credit Agreement and Senior Notes, and equity offerings, including the Sales Agreement (as defined below) and our Preferred Stock, each of which are described in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail.

On April 10, 2024, we entered into a sales agreement (the "Sales Agreement") with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the "Agents"), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million, through the Agents. As of June 30, 2024, 2.4 million shares have been sold pursuant to the Sales Agreement. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional discussion of the Sales Agreement.

We have historically incurred losses from operations, primarily due to losses recognized on our B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year from the date this Quarterly Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern. As described below, it is probable that our alternative measures contemplated, cost savings plans and anticipated proceeds from the sale of non-strategic assets alleviate the substantial doubt about our ability to continue as a going concern.

In response to the conditions, we are implementing several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together we expect would reduce our annual cash spending by approximately $25 million. The following actions were completed through the issuance date of this Quarterly Report:

•sold our B&W Renewable Service A/S business for net proceeds of $83.5 million on June 28, 2024 (described in Note 3 to the Condensed Consolidated Financial Statements);
•completed the sale of a non-core facility for net proceeds of $4.2 million;
•sold 2.4 million common shares pursuant to our At-The-Market Offering for net proceeds of $2.0 million (described in Note 15 to the Condensed Consolidated Financial Statements);
•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million; and,
•initiated a company-wide cost savings plan with targeted annual savings of $30.0 million, $25.0 million of which has been achieved to date.

The following strategies are ongoing to further increase available liquidity:

•continued advanced negotiations related to the sale of three additional non-strategic businesses, which are expected to generate significant proceeds that will be used to meaningfully reduce outstanding debt; and,
•filed for a waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan"), that if granted, would reduce cash funding requirements in 2024 and would increase contributions annually over the subsequent five-year period. We cannot provide any assurances that such waiver will be granted.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of June 30, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.

Cash and Cash Flows

At June 30, 2024, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $202.1 million and we had total debt of $476.8 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $50.7 million of our total unrestricted cash and cash equivalents at June 30, 2024. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. Included in our total cash amount is $106.6 million of restricted cash at June 30, 2024, which is primarily related to collateral for certain letters of credit. We believe our future cash flows will be sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months.

Cash used in operations was $26.6 million in the six months ended June 30, 2024, which is primarily attributable to the year-to-date net income of $8.6 million and offset by the gain on sale of BWRS of $40.2 million. Cash used in operations was $22.3 million in the six months ended June 30, 2023, which was primarily attributable to a net loss of $17.5 million.

Cash provided by investing activities was $75.9 million in the six months ended June 30, 2024, primarily due to proceeds from the sale of BWRS business, offset by purchases of fixed assets. Cash flows from investing activities used net cash of $4.2 million in the six months ended June 30, 2023, primarily related to capital expenditures.

Cash provided by financing activities of $81.6 million in the six months ended June 30, 2024, primarily related to the increased borrowing on loans of $95.8 million, partially offset by preferred stock dividend payments of $7.4 million and costs associated with the new Axos Credit Agreement. Cash used in financing activities was $4.2 million in the six months ended June 30, 2023 and was primarily due to the payment of the preferred stock dividend of $7.4 million.

Debt Facilities

As discussed in Note 14 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, we entered into a new Credit Agreement with Axos in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We are transitioning letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. At June 30, 2024, there was approximately $1.6 million in remaining outstanding letters of credit under the Letter of Credit Agreement. We believe all outstanding letters of credit will be transitioned to the Credit Agreement by September 30, 2024, at which time the Letter of Credit Agreement and Reimbursement Agreement is expected to be terminated.

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

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment to Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in certain specified sales of the assets of specified subsidiaries of the Company (such sales, the “Specified Transactions”), and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the forgoing consent and agreements, the Company agreed to apply the net cash proceeds from all of the Specified Transactions in the following order, irrespective of the order of consummation of the Specified Transactions: (i) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $10,000,000 (the “Specified Revolver Paydown”); (ii) to the repayment of liabilities in respect of the certain pension plans of the Company and its subsidiaries, in an aggregate amount equal to $15,000,000; (iii) to the repayment of letter of credit borrowings or advances, or if no such amounts are outstanding, to the cash collateralization of existing letter of credit obligations, in an aggregate amount equal to $10,000,000; (iv) to PNC in an amount not exceeding $1,600,000 in connection with the repayment and/or cash collateralization of certain existing facilities; (v) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $54,000,000 (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (vi) to the repayment of the Senior Notes due 2026 or any additional unsecured senior notes issued under the Company’s unsecured notes indenture, in an aggregate amount equal to $193,000,000; and (vii) the remainder to be retained by the Company to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

The Second Amendment further amended the Credit Agreement by sunsetting the option to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement following the Specified Revolver Paydown, and extended the maturity date under the agreement from August 30, 2025 to October 31, 2025 in the event that the Indebtedness under any of the Company’s unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement. The maturity date otherwise remains January 18, 2027.

On August 7, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Third Amendment to Credit Agreement ("Third Amendment"). The Third Amendment amended the definition of Consolidated Adjusted EBITDA to (i) exclude certain costs incurred in connection with the settlement of the Glatfelter Litigation; and (ii) add back certain contributions currently required to be made by us or our Subsidiaries to the U.S. Plan, up to an aggregate maximum of $15 million.

Usage under the Letter of Credit Agreement consisted of $13.2 million of financial letters of credit and $63.5 million of performance letters of credit at June 30, 2024.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of June 30, 2024 was $36.5 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $17.0 million as of June 30, 2024. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $40.8 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of June 30, 2024, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $146.8 million. The aggregate value of the letters of credit backstopping surety bonds was $15.3 million.

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of June 30, 2024, we had loans payable of $137.8 million, net of debt issuance costs of $0.5 million, of which $3.5 million is classified as current, and $134.3 million as long-term loans payable on the Condensed Consolidated Balance Sheet. This includes $125.8 million drawn on the Credit Agreement, which is comprised of $46.6 million drawn on the revolving credit portion of the facility and $79.2 million drawn on the letter of credit portion, and $11.8 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report for the year ended December 31, 2023. There have been no significant changes to our policies during the six months ended June 30, 2024 from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2024 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 and 2023 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of June 30, 2024, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has several remediation efforts in process, including:
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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 18 to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, which is incorporated by reference into this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquire shares in connection with the vesting of employee restricted stock units that require us to withhold shares to satisfy employee statutory income tax withholding obligations. We do not have a general share repurchase program at this time.

Item 5. Other Information

On August 7, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Third Amendment to Credit Agreement (the "Third Amendment"). The Third Amendment amended the definition of Consolidated Adjusted EBITDA to (i) exclude certain costs incurred in connection with the settlement of the Glatfelter Litigation; and (ii) add back certain contributions currently required to be made by us or our Subsidiaries to the U.S. Plan, up to an aggregate maximum of $15 million.

We paid an amendment fee of $75,000 to Axos in consideration of the Third Amendment. Certain of the lenders under the Credit Agreement, as well as certain of their respective affiliates, may perform for us and our subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they may receive customary fees and expenses.

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

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1	Sales Agreement, among Babcock & Wilcox Enterprises, Inc., B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 10, 2024 (File No. 001-36876)).

10.2	First Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.8 of the Babcock & Wilcox Enterprises, Inc Quarterly Report on Form 10-Q filed May 9, 2024 (File No. 001-36876)).

10.3	First Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.9 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q filed May 9, 2024 (File No. 001-36876)).

10.4	Babcock & Wilcox Enterprises, Inc. Long-Term Cash Incentive Program, filed herewith.

10.5*	Share Purchase Agreement by and between B&W PGG Luxembourg Finance Sárl and Hitachi Zosen Inova AG, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

BABCOCK & WILCOX ENTERPRISES, INC.

August 8, 2024	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)