Form 10-Q
period 2024-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2024-11-12
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at November 6, 2024 was 94,316,636.
2

Definitions

In this Quarterly Report on Form 10-Q, or this “Quarterly Report”, unless the context otherwise indicates, “B&W,” “we,” “us,” “our” or the “Company” mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
CTA	Currency Translation Adjustment
Debt Documents	Collectively, the Revolving Credit Agreement, Letter of Credit Agreement and Reimbursement Agreement
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
IRC	U.S. Internal Revenue Code of 1986, as amended
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
NOL	Net operating losses
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
O&M	Operations & Maintenance contract
PBGC	Pension Benefit Guaranty Corporation
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$209,859	$239,414	$651,057	$772,187
Costs and expenses:
Cost of operations	160,038	186,034	498,265	603,715
Selling, general and administrative expenses	43,116	45,662	135,079	143,448
Restructuring activities	496	1,285	2,843	2,690
Research and development costs	1,420	898	3,681	3,130
Loss (gain) on sale of business	50	—	(40,124)	—
Impairment on long-lived assets	5,838	—	5,838	—
Loss (gain) on asset disposals, net	375	(8)	421	(26)
Total costs and expenses	211,333	233,871	606,003	752,957
Operating (loss) income	(1,474)	5,543	45,054	19,230
Other (expense) income:
Interest expense	(10,620)	(13,416)	(35,988)	(37,248)
Interest income	293	301	885	892
Loss on debt extinguishment	(665)	—	(6,789)	—
Benefit plans, net	94	(56)	282	(304)
Foreign exchange	2,263	(4,935)	1,429	(4,242)
Other expense, net	(797)	(43)	(371)	(675)
Total other expense, net	(9,432)	(18,149)	(40,552)	(41,577)
(Loss) income before income tax expense	(10,906)	(12,606)	4,502	(22,347)
Income tax expense (benefit)	161	(331)	6,146	2,020
Loss from continuing operations	(11,067)	(12,275)	(1,644)	(24,367)
Income (loss) from discontinued operations, net of tax	5,736	(104,485)	4,886	(109,880)
Net (loss) income	(5,331)	(116,760)	3,242	(134,247)
Net income attributable to non-controlling interest	(1)	(124)	(92)	(221)
Net (loss) income attributable to stockholders	(5,332)	(116,884)	3,150	(134,468)
Less: Dividend on Series A preferred stock	3,715	3,714	11,144	11,144
Net loss attributable to stockholders of common stock	$(9,047)	$(120,598)	$(7,994)	$(145,612)

Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.18)	$(0.14)	$(0.40)
Discontinued operations	0.06	(1.17)	0.05	(1.24)
Basic and diluted loss per share	$(0.10)	$(1.35)	$(0.09)	$(1.64)

Shares used in the computation of basic and diluted loss per share	92,252	89,125	90,932	88,882

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(5,331)	$(116,760)	$3,242	$(134,247)
Other comprehensive income (loss):
Currency translation adjustments	3,241	(8,669)	(2,150)	(550)
Reclassification of currency translation adjustments to net income (loss)	—	—	1,201	—

Benefit obligations:
Pension and post retirement adjustments, net of tax	231	223	694	668

Other comprehensive income (loss)	3,472	(8,446)	(255)	118
Total comprehensive (loss) income	(1,859)	(125,206)	2,987	(134,129)
Comprehensive loss attributable to non-controlling interest	9	—	35	41
Comprehensive (loss) income attributable to stockholders	$(1,850)	$(125,206)	$3,022	$(134,088)
See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$30,629	$65,304
Current restricted cash	63,362	5,737
Accounts receivable – trade, net	142,969	144,016
Accounts receivable – other	26,686	36,179
Contracts in progress	101,304	90,054
Inventories, net	116,608	113,890
Other current assets	21,772	23,918
Current assets held for sale	26,893	18,495
Total current assets	530,223	497,593
Net property, plant and equipment and finance leases	73,592	78,369
Goodwill	84,581	101,956
Intangible assets, net	23,861	45,627
Right-of-use assets	29,694	28,192
Long-term restricted cash	33,928	297
Deferred tax assets	6,344	2,105
Other assets	22,410	21,559
Total assets	$804,633	$775,698

Accounts payable	$122,358	$127,491
Accrued employee benefits	11,648	10,797
Advance billings on contracts	58,750	81,098
Accrued warranty expense	6,827	7,634
Financing lease liabilities	1,469	1,367
Operating lease liabilities	3,815	3,932
Other accrued liabilities	53,140	68,090
Loans payable	2,975	6,174
Current liabilities held for sale	36,946	43,614
Total current liabilities	297,928	350,197
Senior notes	339,677	337,869
Loans payable, net of current portion	132,750	35,442
Pension and other postretirement benefit liabilities	163,836	172,911
Finance lease liabilities, net of current portion	25,758	26,206
Operating lease liabilities, net of current portion	27,075	25,350
Deferred tax liability	10,686	12,991
Other noncurrent liabilities	10,041	15,082
Total liabilities	1,007,751	976,048

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares 7,669 at September 30, 2024 and December 31, 2023	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 92,382 and 89,449 at September 30, 2024 and December 31, 2023, respectively	5,180	5,148
Capital in excess of par value	1,552,039	1,546,281
Treasury stock at cost, 2,339 and 2,139 shares at September 30, 2024 and December 31, 2023, respectively	(115,438)	(115,164)
Accumulated deficit	(1,578,936)	(1,570,942)
Accumulated other comprehensive loss	(66,616)	(66,361)
Stockholders' deficit attributable to shareholders	(203,694)	(200,961)
Non-controlling interest	576	611
Total stockholders' deficit	(203,118)	(200,350)
Total liabilities and stockholders' deficit	$804,633	$775,698

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—		—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)
Net income	—	$—	—	$—	$—	$—	$25,315	$—	$49	$25,364
Currency translation adjustments	—	—	—	—	—	—	—	(1,065)	(8)	(1,073)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	232	—	232
Stock-based compensation charges	126	1	—	—	1,273	(16)	—	—	—	1,258
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	2,404	24	—	—	2,033	—	—	—	—	2,057
Balance at June 30, 2024	92,010	$5,174	7,669	$77	$1,550,977	$(115,180)	$(1,569,889)	$(70,088)	$585	$(198,344)
Net loss	—	$—	—	$—	$—	$—	$(5,332)	$—	$1	$(5,331)
Currency translation adjustments	—	—	—	—	—	—	—	3,241	(10)	3,231
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	372	6	—	—	1,062	(258)	—	—	—	810
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at September 30, 2024	92,382	$5,180	7,669	$77	$1,552,039	$(115,438)	$(1,578,936)	$(66,616)	$576	$(203,118)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(12,496)	—	21	(12,475)
Currency translation adjustments	—	—	—	—	—	—	—	4,592	(35)	4,557
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	45	1	—	—	3,357	(64)	—	—	—	3,294
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	88,745	$5,139	7,669	$77	$1,540,982	$(113,817)	$(1,375,086)	$(67,971)	$470	$(10,206)
Net loss	—	$—	—	$—	$—	$—	$(5,088)	$—	$76	$(5,012)
Currency translation adjustments	—	—	—	—	—	—	—	3,527	(20)	3,507
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	222	—	222
Stock-based compensation charges	83	—	—	—	2,185	(1)	—	—	—	2,184
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at June 30, 2023	88,828	$5,139	7,669	$77	$1,543,167	$(113,818)	$(1,383,889)	$(64,222)	$526	$(13,020)
Net loss	—	$—	—	$—	$—	$—	$(116,884)	$—	$124	$(116,760)
Currency translation adjustments	—	—	—	—	—	—	—	(8,669)	(24)	(8,693)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	223	—	223
Stock-based compensation charges	543	8	—	—	1,599	(1,333)	—	—	—	274
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at September 30, 2023	89,371	$5,147	7,669	$77	$1,544,766	$(115,151)	$(1,504,487)	$(72,668)	$626	$(141,690)

See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(1,644)	$(24,367)
Net income (loss) from discontinued operations	4,886	(109,880)
Net income (loss)	$3,242	$(134,247)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	13,736	16,491
Goodwill impairment	—	56,556
Amortization of deferred financing costs and debt discount	3,721	3,711
Amortization of guaranty fee	2,133	543
Non-cash operating lease expense	5,223	4,364
Loss on debt extinguishment	6,789	—
Gain on sale of business	(40,124)	—
Impairment on long-lived assets	5,838	—
Loss on asset disposals	421	229
Benefit from deferred income taxes	(6,544)	(5,603)
Prior service cost amortization for pension and postretirement plans	693	668
Stock-based compensation	3,781	7,175
Foreign exchange	(1,429)	4,242
Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	(17,712)	4,269
Contracts in progress	(30,398)	2,458
Advance billings on contracts	(20,703)	(29,747)
Inventories, net	(3,434)	(10,496)
Income taxes	2,665	(159)
Accounts payable	5,127	28,103
Accrued and other current liabilities	(5,819)	(4,587)
Accrued contract loss	(5,957)	13,258
Pension liabilities, accrued postretirement benefits and employee benefits	(7,623)	(2,062)
Other, net	(9,884)	(5,639)
Net cash used in operating activities	(96,258)	(50,473)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,127)	(10,546)
Purchases of available-for-sale securities	(4,537)	(5,263)
Sales and maturities of available-for-sale securities	5,013	7,368
Proceeds from sale of business and assets, net	87,613	—
Other, net	43	(148)
Net cash provided by (used in) investing activities	78,005	(8,589)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from financing activities:
Borrowings on loan payable	184,806	97,140
Repayments on loan payable	(91,116)	(72,502)
Finance lease payments	(1,016)	—
Payment of holdback funds from acquisition	(2,950)	(2,798)
Payment of preferred stock dividends	(14,859)	(7,428)
Shares of common stock returned to treasury stock	(274)	(1,398)
Issuance of common stock, net	2,033	—
Debt issuance costs	(5,599)	(208)
Other, net	(184)	(874)
Net cash provided by financing activities	70,841	11,932
Effects of exchange rate changes on cash	3,962	(734)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,550	(47,864)
Cash, cash equivalents and restricted cash at beginning of period	71,369	112,970
Cash, cash equivalents and restricted cash at end of period	$127,919	$65,106

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,629	$48,369
Current restricted cash	63,362	6,505
Long-term restricted cash	33,928	10,232
Total cash, cash equivalents and restricted cash at end of period	$127,919	$65,106

Supplemental Cash flow information:
Income taxes paid, net	$5,173	$4,642
Interest paid	$27,796	$16,685
See accompanying Notes to Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

We have historically incurred operating losses, primarily due to losses recognized on our B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year following the date that this Quarterly Report is issued. While these conditions and events raise substantial doubt about our ability to continue as a going concern, it is probable that our alternative measures contemplated alleviate the substantial doubt about our ability to continue as a going concern.

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
•sold our SPIG and GMAB business for net proceeds of $33.7 million on October 30, 2024 (described in Note 23 to the Condensed Consolidated Financial Statements);
•completed the sale of a non-core facility for net proceeds of $4.2 million;
•sold 4.3 million common shares pursuant to our At-The-Market Offering (described in Note 15 and Note 23 to the Condensed Consolidated Financial Statements) for net proceeds of $6.7 million;

•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million;
•received a $6.8 million insurance recovery pursuant to our Representations and Warranties Policy in connection with our purchase of B&W Solar (discussed further in Note 4); and,
•initiated a company-wide cost savings plan with targeted annual savings of $31.5 million, $26.5 million of which has been achieved to date.
•We were granted a preliminary waiver, of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan") by the PBGC, which if approved, is expected to reduce cash funding requirements in 2024 and increase contributions annually over the subsequent 5-year period (described in Note 13 to the Condensed Consolidated Financial Statements).

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of September 30, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.

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
•Babcock & Wilcox Environmental: A full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, and mercury control.
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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss from continuing operations	$(11,067)	$(12,275)	$(1,644)	$(24,367)
Net income attributable to non-controlling interest	(1)	(124)	(92)	(221)
Less: Dividend on Series A preferred stock	3,715	3,714	11,144	11,144
Loss from continuing operations attributable to stockholders of common stock	(14,783)	(16,113)	(12,880)	(35,732)
Income (loss) from discontinued operations, net of tax	5,736	(104,485)	4,886	(109,880)
Net loss attributable to stockholders of common stock	$(9,047)	$(120,598)	$(7,994)	$(145,612)

Weighted average shares used to calculate basic and diluted loss per share	92,252	89,125	90,932	88,882

Basic and diluted loss per common share:
Continuing operations	$(0.16)	$(0.18)	$(0.14)	$(0.40)
Discontinued operations	$0.06	$(1.17)	$0.05	$(1.24)
Basic and diluted loss per common share	$(0.10)	$(1.35)	$(0.09)	$(1.64)

We incurred a net loss in the three and nine months ended September 30, 2024 and 2023, therefore the basic and diluted shares are the same for those periods.

If we had net income attributable to stockholders of common stock in the three months ended September 30, 2024 and 2023, diluted shares would have included an additional 0.4 million and 0.3 million shares, respectively. If we had net income in the nine months ended September 30, 2024 and 2023, diluted shares would have included an additional 0.1 million and 0.5 million shares, respectively.

We excluded 1.8 million and 1.9 million shares related to stock options from the diluted share calculation for the three months ended September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. We excluded 2.2 million and 1.9 million shares related to stock options from the diluted share calculation from the nine months ended September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive.

NOTE 3 - DIVESTITURES

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our subsidiary, Babcock & Wilcox Renewable Service A/S (“BWRS”), to Hitachi Zosen Inova AG (“Buyer”). The sale of BWRS to the Buyer was completed the same day. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $40.2 million. The proceeds were used to reduce outstanding debt and support working capital needs.

On October 8, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our subsidiaries SPIG S.p.A ("SPIG”) and Babcock & Wilcox Volund AB f/k/a Gotaverken Miljo AB ("GMAB"), to Auctus Neptune Holding S.p.A, which closed on October 30, 2024. See Note 23 to the Condensed Consolidated Financial Statements for further information.

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

We have classified B&W Solar as held for sale for longer than one year as of September 30, 2024. However, we have met the requirements for an exception to the one-year period as certain circumstances beyond our control have extended the period required to complete the sale within one year. Therefore, we continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of September 30, 2024.

The following table summarizes the operating results of the disposal group included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues	$27,134	$(4,709)	$60,985	$24,952
Cost of operations	25,687	35,377	57,377	65,682
Selling, general and administrative expenses	(4,280)	7,646	(1,797)	11,997
Restructuring activities	—	50	35	50
(Gain) loss on asset disposals, net	—	(98)	—	255
Goodwill impairment	—	56,556	—	56,556
Total costs and expenses	21,407	99,531	55,615	134,540
Operating income (loss)	5,727	(104,240)	5,370	(109,588)
Other income (expense)	9	(69)	(484)	(116)
Income (loss) from discontinued operations before tax	5,736	(104,309)	4,886	(109,704)
Benefit from income taxes	—	(176)	—	(176)
Income (loss) from discontinued operations, net of tax	$5,736	$(104,485)	$4,886	$(109,880)

Included in Selling, general and administrative expenses for the three months ended September 30, 2024 above is a $6.8 million gain related to a settlement of an insurance claim on the representations and warranty policy obtained when B&W Solar was acquired.

The following table provides the major classes of assets and liabilities of the disposal group included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$31
Contracts in progress	10,559	4,538
Accounts receivable – trade, net	5,331	3,272
Other current assets	167	62
Total current assets	16,057	7,903

Net property, plant and equipment and finance leases	3,107	2,683
Intangible assets, net	7,833	7,833
Right-of-use assets	59	76
Other non-current assets, net	(163)	—
Total non-current assets	10,836	10,592
Total assets held for sale	$26,893	$18,495

Loans payable	$530	$502
Operating lease liabilities	25	23
Accounts payable	31,201	26,298
Accrued employee benefits	43	231
Advance billings on contracts	1,151	5,961
Accrued warranty expense	1,138	1,078
Other accrued liabilities	775	8,101
Total current liabilities	34,863	42,194

Loans payable, net of current portion	885	1,308
Operating lease liabilities, net of current portion	36	—
Other noncurrent liabilities	1,162	112
Total noncurrent liabilities	2,083	1,420
Total liabilities held for sale	$36,946	$43,614

Reported as:
Current assets of discontinued operations	$26,893	$18,495
Current liabilities of discontinued operations	$36,946	$43,614

The significant components included in the Condensed Consolidated Statements of Cash Flows for the discontinued operations are as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Depreciation and amortization of long-lived assets	$—	$952
Goodwill impairment	—	56,556
Loss on asset disposals	—	423

Changes in operating assets and liabilities:
Accounts receivable - trade, net and other	(2,059)	(1,941)
Contracts in progress	(6,021)	3,969
Advance billings on contracts	(4,810)	5,656
Accounts payable	4,903	14,977
Accrued contract losses	(4,285)	14,659

Purchase of property, plant and equipment	(551)	(1,634)

Contracts

During the nine months ended September 30, 2024, seven contracts were terminated, resulting in gross profit of $1.1 million. There were no new loss contracts during the nine months ended September 30, 2024.

Changes in Contract Estimates

During each of the three- and nine-month periods ended September 30, 2024 and 2023, B&W Solar recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$4,504	$2,917	$6,751	$5,518
Decreases in gross profit for changes in estimates for over time contracts	(1,175)	(40,948)	(1,317)	(45,237)
Net changes in gross profit for changes in estimates for over time contracts	$3,329	$(38,031)	$5,434	$(39,719)
Backlog

B&W Solar backlog was $23.7 million and $99.0 million at September 30, 2024 and December 31, 2023, respectively. The decrease was primarily driven by contract terminations of $15.5 million, revenue recognized of $58.2 million, and $0.4 million decrease to existing contracts during the first nine months of 2024. We expect to recognize substantially all of the remaining performance obligations as revenue during the year ended December 31, 2024.

NOTE 5 – SEGMENT REPORTING

We assess our operations based on three reportable segments as described in Note 1 to the Condensed Consolidated Financial Statements. An analysis of our operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues:
B&W Renewable segment
B&W Renewable	$27,294	$37,581	$86,237	$130,879
B&W Renewable Services	—	34,184	45,796	76,305
Vølund	10,871	15,314	19,366	49,237
TOTAL	38,165	87,079	151,399	256,421
B&W Environmental segment
B&W Environmental	32,585	24,706	86,156	66,518
SPIG	19,809	18,907	61,370	59,146
GMAB	4,185	2,808	13,636	8,887
TOTAL	56,579	46,421	161,162	134,551
B&W Thermal segment
B&W Thermal	119,909	106,981	350,285	384,227
TOTAL	119,909	106,981	350,285	384,227

Eliminations	(4,794)	(1,067)	(11,789)	(3,012)
Total Revenues	$209,859	$239,414	$651,057	$772,187

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA
B&W Renewable segment - Adjusted EBITDA	$4,993	$10,147	$14,342	$19,190
B&W Environmental segment - Adjusted EBITDA	4,723	5,024	14,798	10,324
B&W Thermal segment - Adjusted EBITDA	18,382	11,322	45,060	49,422
Corporate	(5,661)	(5,630)	(15,640)	(16,198)
R&D expenses	(150)	(897)	(477)	(3,097)
Interest expense	(10,327)	(13,353)	(35,103)	(37,096)
Depreciation & amortization	(4,170)	(4,610)	(13,174)	(14,995)
Gain on sale of business	—	—	40,174	—
Impairment of long-lived assets	(5,838)	—	(5,838)	—
Benefit plans, net	94	(56)	282	(304)
Gain (loss) on asset sales, net	(376)	8	(422)	26
Settlement and related legal costs	61	—	(3,206)	2,463
Loss on debt extinguishment	(665)	—	(6,789)	—
Stock compensation	(938)	(397)	(3,598)	(5,895)
Restructuring expense and business services transition	(496)	(1,285)	(2,843)	(3,267)
Acquisition pursuit and related costs	(170)	(346)	(275)	(585)
Product development	(2,063)	(895)	(5,122)	(3,313)
Foreign exchange	2,263	(4,935)	1,429	(4,242)
Financial advisory services	(1,052)	—	(1,295)	—
Contract disposal	(6,058)	(4,293)	(10,116)	(8,373)
Letter of credit fees	(1,298)	(1,961)	(5,937)	(5,639)
Other-net	(2,156)	(449)	(1,744)	(768)
(Loss) income before income tax expense	$(10,902)	$(12,606)	$4,506	$(22,347)

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

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 21% and 26% of our revenue for the three months ended September 30, 2024 and 2023, and 21% and 24% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 79% and 74% of our revenue for the three months ended September 30, 2024 and 2023, respectively, and 79% and 76% of our revenue for the nine months ended September 30, 2024 and 2023, respectively.

Refer to Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Contract Balances

The following represents the components of our contracts in progress and advance billings on contracts included in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$54,719	$37,556	$17,163	46%
Revenues recognized less billings to customers	46,585	52,498	(5,913)	(11)%
Contracts in progress	$101,304	$90,054	$11,250	12%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$58,516	$76,032	$(17,516)	(23)%
Costs of revenue recognized less cost incurred	234	5,066	(4,832)	(95)%
Advance billings on contracts	$58,750	$81,098	$(22,348)	(28)%

Net contract balance	$42,554	$8,956	$33,598	375%

Accrued contract losses	$75	$522	$(447)	(86)%

Backlog

On September 30, 2024, we had $361.6 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 54%, 41% and 5% of our remaining performance obligations as revenue in 2024, 2025 and thereafter, respectively.

During the third quarter of 2024, we entered into an agreement to terminate our final existing O&M service contract. The termination date was October 31, 2024, and resulted in the payment of a break fee by B&W and various other payments between the parties in settlement of certain claims under the O&M. As a result, we recorded approximately $4.9 million of expense, primarily in Cost of operations, in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

Changes in Contract Estimates

During each of the three and nine periods ended September 30, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profit for changes in estimates for over time contracts	$3,831	$1,494	$12,790	$8,842
Decreases in gross profit for changes in estimates for over time contracts	(1,869)	(1,068)	(10,490)	(8,231)
Net changes in gross profit for changes in estimates for over time contracts	$1,962	$426	$2,300	$611

NOTE 7 – INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of inventories are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials and supplies	$88,845	$90,116
Work in progress	6,446	6,604
Finished goods	21,317	17,170
Total inventories	$116,608	$113,890

NOTE 8 – PROPERTY, PLANT, EQUIPMENT & FINANCE LEASES

Property, plant and equipment less accumulated depreciation is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Land	$1,493	$2,608
Buildings	24,743	34,832
Machinery and equipment	143,799	152,700
Property under construction	17,940	13,780
	187,975	203,920
Less accumulated depreciation	135,860	147,929
Net property, plant and equipment	52,115	55,991
Finance leases	31,321	30,656
Less finance lease accumulated amortization	9,844	8,278
Net property, plant and equipment, and finance leases	$73,592	$78,369

NOTE 9 - GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified during the three or nine months ended September 30, 2024. As previously discussed in Note 3 to the Condensed Consolidated Financial Statements, we divested our BWRS business in fiscal 2024, resulting in a decrease to goodwill.
The following summarizes the changes in the net carrying amount of goodwill as of September 30, 2024:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2023	$25,805	$5,637	$70,514	$101,956
Divestiture of BWRS	(16,281)	—	—	(16,281)
Currency translation adjustments	(220)	(198)	(676)	(1,094)
Balance at September 30, 2024	$9,304	$5,439	$69,838	$84,581

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$46,096	$59,543
Unpatented technology	17,689	18,416
Patented technology	3,657	3,677
Trade name	8,051	13,595
All other	9,708	9,763
Gross value of definite-lived intangible assets	85,201	104,994
Customer relationships amortization	(30,099)	(29,820)
Unpatented technology amortization	(12,878)	(11,764)
Patented technology amortization	(3,149)	(3,030)
Tradename amortization	(7,146)	(6,892)
All other amortization	(9,598)	(9,391)
Accumulated amortization	(62,870)	(60,897)
Net definite-lived intangible assets	$22,331	$44,097
Indefinite-lived intangible assets
Trademarks and trade names	$1,530	$1,530
Total intangible assets, net	$23,861	$45,627

The following summarizes the changes in the carrying amount of intangible assets, net:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$45,627	$51,564
Divestiture of BWRS	(10,128)	—
Amortization expense	(5,120)	(5,375)
Impairment of long-lived assets	(5,838)	—
Currency translation adjustments	(680)	(103)
Balance at end of the period	$23,861	$46,086

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations but is not allocated to segment results.

During the third quarter of 2024, we recognized an impairment of $5.8 million on certain intangible assets related to the sale of SPIG and GMAB (each as defined in Note 23). Refer to Note 23 to the Condensed Consolidated Financial Statements for further information.

Estimated future intangible asset amortization expense as of September 30, 2024 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2024	1,266
Year ending December 31, 2025	4,260
Year ending December 31, 2026	3,528
Year ending December 31, 2027	3,210
Year ending December 31, 2028	2,927
Thereafter	7,140

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services that we sell. Changes in the carrying amount of accrued warranty expense are as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$7,634	$9,548
Additions	1,836	4,546
Expirations and other changes	(1,510)	(3,316)
Payments	(1,199)	(2,190)
Translation and other	66	(61)
Balance at end of period	$6,827	$8,527

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

NOTE 12 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges (benefits) in each of the three and nine months ended September 30, 2024 and 2023. The charges (benefits) primarily consist of costs related to actions taken as part of ongoing strategic initiatives.

The following tables summarize the restructuring activity incurred by segment:

	Three Months Ended September 30,
	2024			2023
(in thousands)	Total	Severance and related costs	Other	Total	Severance and related costs	Other
B&W Renewable segment	$306	$300	$6	$567	$567	$—
B&W Environmental segment	56	43	13	159	116	43
B&W Thermal segment	134	98	36	559	572	(13)
	$496	$441	$55	$1,285	$1,255	$30

	Nine Months Ended September 30,
	2024			2023
(in thousands)	Total	Severance and related costs	Other (1)	Total	Severance and related costs	Other (1)
B&W Renewable segment	$1,611	$425	$1,186	$955	$630	$325
B&W Environmental segment	90	43	47	343	117	226
B&W Thermal segment	1,142	492	650	1,392	575	817
	$2,843	$960	$1,883	$2,690	$1,322	$1,368
(1) Other amounts consist primarily of costs associated with the exit of the B&W Renewable segment from operations in Denmark.

Restructuring liabilities are included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,013	$2,036	$2,505	$1,615
Restructuring expense	496	1,285	2,843	2,690
Payments	(869)	(1,718)	(4,708)	(2,702)
Balance at end of period	$640	$1,603	$640	$1,603

The payments shown above for the three and nine months ended September 30, 2024 and 2023 relate primarily to severance costs. Accrued restructuring liabilities at September 30, 2024 and 2023 relate primarily to employee termination benefits.

NOTE 13 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic cost (benefit) included in net loss are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023	2024	2023	2024	2023
Interest cost	$10,811	$11,447	$32,423	$34,462	$70	$92	$210	$276
Expected return on plan assets	(11,201)	(11,709)	(33,593)	(35,112)	—	—	—	—
Amortization of prior service cost	53	53	159	158	173	173	519	519
Benefit plans, net (1)	(337)	(209)	(1,011)	(492)	243	265	729	795
Service cost included in COS (2)	173	146	514	435	5	4	14	12
Net periodic cost (benefit)	$(164)	$(63)	$(497)	$(57)	$248	$269	$743	$807
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for our pension and other postretirement benefit plans during the three and nine months ended September 30, 2024 and 2023.

We made contributions to our pension and other postretirement benefit plans totaling $3.7 million and $7.7 million during the three and nine months ended September 30, 2024 as compared to $0.3 million and $1.0 million during the three and nine months ended September 30, 2023 respectively.

Additionally, during the third quarter of 2024, we were granted a preliminary waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan") by the PBGC. The waiver was conditionally granted, subject to us providing acceptable collateral to the PBGC within 120 days, at which point it will be reviewed, and, if deemed subordinate, will be approved. The waiver is expected to reduce cash funding requirements in 2024 by $15.0 million and increase contributions annually over the subsequent 5-year period.

NOTE 14 – DEBT AND CREDIT FACILITIES

Senior Notes

The components of the Company's senior notes outstanding at September 30, 2024 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,950)	(3,052)	(5,002)
Unamortized premium	204	—	204
Net debt balance	$191,289	$148,388	$339,677

The components of senior notes outstanding at December 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125%	6.50%	Total
Senior notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,899)	(4,019)	(6,918)
Unamortized premium	312	—	312
Net debt balance	$190,448	$147,421	$337,869

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

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of November 28, 2025, as amended by the Fourth Amendment to Credit Agreement ("Fourth Amendment") (as described below), the 8.125% Senior Notes and 6.50%

Senior Notes have not been refinanced pursuant to a Permitted Refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is November 28, 2025.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At September 30, 2024, after giving consideration to the Fourth Amendment discussed below, we are in compliance with all financial and other covenants contained in the Credit Agreement.

In connection with our entry into the Credit Agreement, we entered into with B. Riley (i) a guaranty agreement in favor of (a) Axos, in its capacity as administrative agent under the Credit Agreement, for the ratable benefit of the Secured Parties and (b) such Secured Parties (the “B. Riley Guaranty”) and (ii) a fee and reimbursement agreement, made by B. Riley and accepted and agreed to by us (the “B. Riley Fee Agreement”). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for an annual fee to be paid to B. Riley by us in an annual amount equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3.0 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

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

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment. Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in the Specified Transactions, and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the forgoing consent and agreements, the Company agreed to apply the net cash proceeds of all three occurrences of the Specified Transactions in the following order, irrespective of the order of consummation of the Specified Transactions: (i) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $10.0 million (the “Specified Revolver Paydown”); (ii) to the repayment of liabilities in respect of the certain pension plans of the Company and its subsidiaries, in an aggregate amount equal to $15.0 million; (iii) to the repayment of letter of credit borrowings or advances, or if no such amounts are outstanding, to the cash collateralization of existing letter of credit obligations, in an aggregate amount equal to $10.0 million; (iv) to PNC in an amount not exceeding $1.6 million in connection with the repayment and/or cash collateralization of certain existing facilities; (v) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $54.0 million (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (vi) to the repayment of the Senior Notes due 2026 or any additional unsecured senior notes issued under the Company’s unsecured notes indenture, in an aggregate amount equal to $193.0 million; and (vii) the remainder to be retained by the Company to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

The Second Amendment further amended the Credit Agreement by sunsetting the option to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement following the Specified Revolver Paydown, and extended the maturity date under the agreement from August 30, 2025 to October 31, 2025 in the event that the Indebtedness under any of the Company’s unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement. The maturity date of the Credit Agreement otherwise remains January 18, 2027. The October 31, 2025 maturity date was subsequently extended to November 28, 2025 in the Fourth Amendment to Credit Agreement, as described below.

On August 7, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Third Amendment to the Credit Agreement ("Third Amendment"). The Third Amendment amended the definition of Consolidated Adjusted EBITDA to (i) exclude certain costs incurred in connection with the settlement of the Glatfelter Litigation; and (ii) add back certain contributions currently required to be made by us or our Subsidiaries to the U.S. Plan, up to an aggregate maximum of $15.0 million.

On November 8, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Fourth Amendment. The Fourth Amendment, among other things: (i) extends the maturity date from October 31, 2025 to November 28, 2025 in the event that the Indebtedness under any of the Company's unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement (the maturity date otherwise remains January 28, 2027); (ii) increases the minimum availability amount from $2.0 million to $5.0 million following the earlier of (a) the receipt by the lenders of any cash proceeds from the SPIG/GMAB disposition or (b) November 15, 2024; (iii) amends the definition of Cash Dominion Event to mean a continuing event of default or failure of the Company to maintain availability of the lesser of (x) the minimum availability amount and (y) 15% of the loan cap (previously $7.5 million or 15% of the loan cap); (iv) amends the definition of Consolidated Adjusted EBITDA to add back certain recoveries from a representations and warranties insurance policy claim related to B&W Solar, up to $6.8 million; and (v) provides that the Letter of Credit sublimit shall be reduced on a dollar-for-dollar basis with any Specified L/C Paydown made pursuant to the Second Amendment.

At September 30, 2024, we had a total of $124.2 million outstanding on the Axos Credit Agreement, which includes $30.5 million drawn on the revolving credit portion of the facility and $93.7 million drawn on the letter of credit portion. At September 30, 2024, cash collateralizing the letters of credit totaling $93.7 million is classified as Restricted cash, of which $59.8 million is classified as current and $33.9 million as long-term.

As of September 30, 2024, Loans payable in the Condensed Consolidated Balance Sheets totaled $135.7 million, net of debt issuance costs of $0.5 million, of which $3.0 million is classified as current and $132.7 million as long-term loans payable in the Condensed Consolidated Balance Sheets. In addition to the amounts outstanding on our revolving debt facilities, Loans payable also includes $11.5 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

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

Revolving and Letter of Credit Agreements with PNC and MSD

In June 2021, we entered into a revolving credit agreement (the “Revolving Credit Agreement”) with PNC as administrative agent, and a letter of credit agreement (the “Letter of Credit Agreement”) with PNC, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement was drawn to satisfy draws on letters of credit (the “Reimbursement Agreement” and collectively with the Revolving Credit Agreement and Letter of Credit Agreement, the “Debt Facilities”). Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by the Credit Agreement in January 2024. The Revolving Credit Agreement was terminated in connection with our entry into the Credit Agreement and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated. We recognized a loss on debt extinguishment of $0.7 million and $6.8 million in the three and nine months ended September 30, 2024, respectively, related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under the domestic facilities is as follows. Due to the timing of the transition of our Letter of Credit Arrangements from PNC and MSD to Axos, balances as of September 30, 2024 are with Axos and balances as of September 30, 2023 are with PNC and MSD.

	September 30,
	2024	2023
Letters of credit under domestic facilities:
Performance letters of credit	$59,861	$84,010
Financial letters of credit	22,550	13,091
Total outstanding	$82,411	$97,101

Backstopped letters of credit	$14,042	$31,621
Surety backstopped letters of credit	$13,177	$12,235
Letters of credit subject to currency revaluation	$39,892	$61,750

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	September 30,
	2024	2023
Letters of credit under non-domestic facilities	$34,527	$52,716
Surety Bonds	$179,884	$146,448
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 15 – CAPITAL STOCK

Preferred Stock

During the nine months ended September 30, 2024, our Board of Directors approved dividends totaling $11.1 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at September 30, 2024, and all declared dividends have been paid as of September 30, 2024.

Common Stock

On April 10, 2024, we entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the “Agents”), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents (such offering, the “At-the-Market” offering). As of September 30, 2024, 2.4 million shares have been sold pursuant to the Sales Agreement, for net proceeds of $2.0 million.

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

Subsequent to September 30, 2024 through October 25, 2024, we have sold 1.9 million shares of our common stock for net proceeds of $4.7 million.

NOTE 16 –INTEREST EXPENSE AND RESTRICTED CASH

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Components associated with borrowings from:
Senior notes	$6,407	$6,414	$19,098	$19,167
Revolving Credit Agreement	$678	$505	3,639	$505
	7,085	6,919	22,737	19,672
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,326	1,104	3,951	3,252
Senior notes	653	638	1,947	1,887
	1,979	1,742	5,898	5,139

Components associated with interest from:
Lease liabilities	580	914	1,683	2,235
Letter of Credit interest and fees	692	2,798	4,704	7,974
Other interest expense	284	1,043	966	2,228
	1,556	4,755	7,353	12,437

Total interest expense	$10,620	$13,416	$35,988	$37,248

The following table provides a reconciliation of Cash, cash equivalents and Short-term and Long-term restricted cash reported within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2024	December 31, 2023
Held by foreign entities	$21,579	$44,388
Held by U.S. entities	9,050	20,947
Cash and cash equivalents	30,629	65,335

Reinsurance reserve requirements	1,473	380
Project indemnity collateral	217	—
Bank guarantee collateral	1,844	1,823
Letters of credit collateral (1)	93,714	584
Hold-back for acquisition purchase price (2)	—	2,950
Escrow for long-term project (3)	42	297
Current and Long-term restricted cash	97,290	6,034
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$127,919	$71,369
(1) Beginning in January 2024, we have drawn, $93.7 million on the Axos Credit Agreement for letter of credit collateral, which is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.
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

NOTE 17 – PROVISION FOR INCOME TAXES

In the three months ended September 30, 2024, income tax expense from continuing operations was $0.2 million, resulting in an effective tax rate of (1.5)%. In the three months ended September 30, 2023, income tax expense from continuing operations was $(0.3) million, resulting in an effective tax rate of 2.6%.

In the nine months ended September 30, 2024, income tax expense from continuing operations was $6.1 million, resulting in an effective tax rate of 136.5%. In the nine months ended September 30, 2023, income tax expense from continuing operations was $2.0 million, resulting in an effective tax rate of (9.0)%.

Our effective tax rate for the three and nine months ended September 30, 2024 is not reflective of the U.S. statutory rate due to valuation allowances against certain net deferred tax assets and discrete items. We have unfavorable discrete items relating to continuing operations of $0.1 million and $1.7 million for the three and nine months ended September 30, 2024, which primarily represent withholding taxes and the tax consequences associated with the sale of BWRS. We had unfavorable discrete items relating to continuing operations of $0.8 million and $0.5 million for the three and nine months ended September 30, 2023, which primarily represented withholding taxes and return-to-accrual adjustments.

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

On August 8, 2024, we and Glatfelter entered into a settlement agreement to resolve the Glatfelter Litigation (the “Glatfelter Settlement Agreement”). Pursuant to the Glatfelter Settlement Agreement, we agreed to pay Glatfelter a total sum of $6.5 million (the “Settlement Amount”), to be paid in six consecutive monthly installments that began on September 3, 2024. The Settlement Amount is subject to a letter of credit backstopping the payments and contains customary confidentiality and non-disparagement provisions. The amount to be paid is fully accrued and reflected in Other accrued liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024.

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

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in accumulated other comprehensive income (loss) ("AOCI") are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The currency translation loss reclassification of AOCI to net loss is a result of the sale of BWRS in the current year. The changes in the components of AOCI, net of tax, for the nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive loss before reclassifications	(3,125)	—	(3,125)
Reclassification of AOCI to net loss	—	231	231
Net other comprehensive income (loss)	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)
Other comprehensive loss before reclassifications	(2,266)	—	(2,266)
Reclassification of AOCI to net loss	1,201	232	1,433
Net other comprehensive income (loss)	(1,065)	232	(833)
Balance at June 30, 2024	$(68,968)	$(1,120)	$(70,088)
Other comprehensive loss before reclassifications	$3,241	$—	$3,241
Reclassification of AOCI to net loss	$—	$231	$231
Net other comprehensive income (loss)	3,241	231	3,472
Balance at September 30, 2024	$(65,727)	$(889)	$(66,616)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	4,592	—	4,592
Reclassification of AOCI to net loss	—	223	223
Net other comprehensive income	4,592	223	4,815
Balance at March 31, 2023	$(65,741)	$(2,230)	$(67,971)
Other comprehensive income before reclassifications	3,527	—	3,527
Reclassification of AOCI to net loss	—	222	222
Net other comprehensive income	3,527	222	3,749
Balance at June 30, 2023	$(62,214)	$(2,008)	$(64,222)
Other comprehensive loss before reclassifications	$(8,669)	$—	$(8,669)
Reclassification of AOCI to net loss	—	223	223
Net other comprehensive income (loss)	(8,669)	223	(8,446)
Balance at September 30, 2023	$(70,883)	$(1,785)	$(72,668)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows:

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Release of currency translation adjustment with the sale of business	Gain on sale of business	$—	$—	$1,201	$—
Pension and post retirement adjustments, net of tax	Benefit plans, net	231	223	694	668
	Net (loss) income	$231	$223	$1,895	$668

NOTE 20 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by the FASB Topic, Fair Value Measurements and Disclosures). As of September 30, 2024 and December 31, 2023 we had no "Level 3" inputs.

Available-For-Sale Securities

Investments in available-for-sale securities are presented in Other assets in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 5 years.

(in thousands)
Available-for-sale securities	September 30, 2024	Level 1	Level 2
Corporate notes and bonds	$5,190	$5,190	$—
Mutual funds	—	—	—
United States Government and agency securities	1,343	1,343	—
Total fair value of available-for-sale securities	$6,533	$6,533	$—

(in thousands)
Available-for-sale securities	December 31, 2023	Level 1	Level 2
Corporate notes and bonds	$3,144	$3,144	$—
Mutual funds	3	—	3
United States Government and agency securities	3,906	3,906	—
Total fair value of available-for-sale securities	$7,053	$7,050	$3

Senior Notes

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of the Senior Notes. The fair value of the Senior Notes is based on readily available quoted market prices as of September 30, 2024.

(in thousands)	September 30, 2024
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ('BWSN')	$193,035	$180,295
6.50% Senior Notes due 2026 ('BWNB')	$151,440	$128,421

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
•Loans payable. We base the fair values of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair values on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Loans payable approximated its carrying amount at September 30, 2024.

NOTE 21 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

To our knowledge, B. Riley beneficially owns approximately 31.3% of the Company's outstanding common stock as of September 30, 2024. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

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

As described in Note 14 to the Condensed Consolidated Financial Statements, in connection with our entry into the Axos Credit Agreement in January 2024, we entered into a guaranty agreement and a fee and reimbursement agreement with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.0% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3.0 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young, to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of the Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In September 2024, we came to an agreement with BRPI Executive Consulting, LLC to terminate the agreement to retain the services of Mr. Kenneth Young effective immediately. Concurrently, we entered into a direct arrangement with Mr. Kenneth Young. We have paid $0.4 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively, to BRPI Executive Consulting, LLC.

See Note 15 to the Condensed Consolidated Financial Statements for information regarding a Registration Rights Agreement entered into with B. Riley in July 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements. We expect minimal impact to the Condensed Consolidated Financial Statements, other than the required enhanced disclosures.

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

NOTE 23 – SUBSEQUENT EVENTS

Divestiture

On October 8, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our subsidiaries SPIG S.p.A ("SPIG") and Babcock & Wilcox Volund AB f/k/a Gotaverken Miljo AB ("GMAB"), to Auctus Neptune Holding S.p.A, which closed on October 30, 2024. We received net cash proceeds of $33.7 million and recorded an impairment of $5.8 million as of September 30, 2024. The proceeds will be used to support working capital needs and reduce outstanding debt.

Sales of Common Stock

We sold 1.9 million shares our of common stock pursuant to the Sales Agreement described in Note 15 to the Condensed Consolidated Financial Statements, between September 30, 2024 and October 25, 2024 for net proceeds of $4.7 million.

Fourth Amendment to Credit Agreement

On November 8, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Fourth Amendment. The Fourth Amendment, among other things: (i) extends the maturity date from October 31, 2025 to November 28, 2025 in the event that the Indebtedness under any of the Company's unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement (the maturity date otherwise remains January 28, 2027); (ii) increases the minimum availability amount from $2.0 million to $5.0 million following the earlier of (a) the receipt by the lenders of any cash proceeds from the SPIG/GMAB disposition or (b) November 15, 2024; (iii) amends the definition of Cash Dominion Event to mean a continuing event of default or failure of the Company to maintain availability of the lesser of (x) the minimum availability amount and (y) 15% of the loan cap (previously $7.5 million or 15% of the loan cap); (iv) amends the definition of Consolidated Adjusted EBITDA to add back certain recoveries from a representations and warranties insurance policy claim related to B&W Solar, up to $6.8 million; and (v) provides that the Letter of Credit sublimit shall be reduced on a dollar-for-dollar basis with any Specified L/C Paydown made pursuant to the Second Amendment.

Employment Contracts and Updates

As previously disclosed by the Company, the services of the Company’s Chief Executive Officer, Kenneth M. Young (who also serves as the Chairman of the Company’s Board of Directors (the “Board”)), have been provided to the Company pursuant to an Independent Contractor Agreement (the “Consulting Agreement”), dated September 20, 2024, by and between the Company and OpenSky, LLC (“OpenSky”), an entity wholly-owned by Mr. Young. On November 8, 2024, the Company entered into an Executive Employment Agreement with Mr. Young (the “Employment Agreement”). The Employment Agreement is to take effect on December 1, 2024 (the “Effective Date”) and terminates the Consulting Agreement between the Company and OpenSky as of that same date. See Part II, Item 5 for more details.

In addition, on November 7, 2024, the Compensation Committee of the Company’s Board of Directors approved a retention bonus payment of $425,000 for Christopher S. Riker, the Company’s Sr. Vice President, Thermal Energy. See Part II, Item 5 for more details.

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

BUSINESS OVERVIEW

We are a globally-focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing segments. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: Our innovative hydrogen generation technology (BrightLoopTM) supports global climate goals including the decarbonization of industrial and utility steam and power producers. BrightLoopTM offers significant advantages over other hydrogen generation technologies as it generates competitively priced hydrogen from a wide range of fuels (including solid fuels such as biomass and coal) with a high rate of carbon captured resulting in low (or even negative) carbon intensity hydrogen. We also offer best-in-class technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, oxygen-fired biomass-to-energy (OxyBrightTM), and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation or district heating, while recovering metals and reducing emissions. To date, we have installed approximately 500 waste-to-

energy and biomass-to-energy units at more than 300 facilities in approximately 30 countries which serve a wide variety of utility, waste management, municipality and investment firm customers.
•Babcock & Wilcox Environmental: Our full suite of best-in-class emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications supports environmental stewardship around the world. Our broad experience includes systems for ash handling, particulate control, nitrogen oxide and sulfur dioxide removal, dioxin and furan control, carbon dioxide capture, mercury control as well as other acid gas and pollutant control. Our ClimateBrightTM family of products including SolveBrightTM, OxyBrightTM, BrightLoopTM and BrightGenTM, places us at the forefront of hydrogen production and decarbonization technologies and development with many of the aforementioned products already commercially available and others ready for commercial deployment. We believe these technologies position us to compete in the bioenergy with carbon capture and sequestration market. Our portfolio of clean power production solutions continues to evolve to reach customers at all stages of their energy transition.
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

Third Quarter 2024 Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, changing interest rates and foreign exchange rate volatility, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East) and global shipping and supply chain disruptions that continued to have an impact during the first nine months of 2024. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

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

We have classified B&W Solar as held for sale for longer than one year as of September 30, 2024. However, we have met the requirements for an exception to the one-year period as certain circumstances beyond our control have extended the period required to complete the sale within one year. Additionally, we have continued to market the business at a fair price, as determined by our valuation as of September 30, 2023. Therefore, we continued to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of September 30, 2024.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues:
B&W Renewable segment	$38,165	$87,079	$(48,914)	$151,399	$256,421	$(105,022)
B&W Environmental segment	56,579	46,421	10,158	161,162	134,551	$26,611
B&W Thermal segment	119,909	106,981	12,928	350,285	384,227	$(33,942)
Eliminations	(4,794)	(1,067)	(3,727)	(11,789)	(3,012)	$(8,777)
Total Revenues	$209,859	$239,414	$(29,555)	$651,057	$772,187	$(121,130)

Three Months Ended September 30, 2024 and 2023

Revenues decreased by $29.6 million to $209.9 million in the three months ended September 30, 2024 compared to $239.4 million in the three months ended September 30, 2023. The decrease is primarily driven by a $34.2 million decrease in revenue related to the sale of BWRS and fewer waste-to-energy projects performed in the current year, partially offset by growth of our domestic and European Environmental business discussed below, and the Thermal segment benefited from a large natural gas project and increased volume in parts during the year.

Operating income decreased by $7.0 million to a loss of $1.5 million in the three months ended September 30, 2024, compared to $5.5 million in the three months ended September 30, 2023. The decrease is primarily attributable to the sale of BWRS which resulted in a reduction of income from the previous quarter of $7.4 million.

Loss from continuing operations decreased by $1.2 million to $11.1 million in the three months ended September 30, 2024 as compared to loss of $12.3 million in the three months ended September 30, 2023, driven by the sale of BWRS.

Nine Months Ended September 30, 2024 and 2023

Revenues decreased by $121.1 million to $651.1 million in the nine months ended September 30, 2024 compared to $772.2 million in the nine months ended September 30, 2023. The decrease is driven by a $48.1 million decrease in revenue as a large project in our U.S. construction business was completed in 2023 and not fully replaced in 2024 in the B&W Thermal segment, a $46.5 million decrease in the B&W Renewable segment revenue because, consistent with our strategy, we performed fewer waste-to-energy projects in the current year and a $35.3 million decrease due to the sale of BWRS.
Operating income increased by $25.8 million in the comparable nine months ended September 30, 2024 and September 30, 2023 to income of $45.1 million, primarily due to the gain of $40.2 million on the sale of BWRS, offset by a decrease of $9.5 million due to a large project in our U.S. construction business that was completed in 2023 and not fully replaced in 2024 in the B&W Thermal segment and a decrease of $6.5 million related to the settlement of a legal matter.

Income from continuing operations increased by $22.7 million to $1.6 million as compared to a loss of $24.4 million in the nine months ended September 30, 2023, driven by increased Operating income and offset by a loss on debt extinguishment of $6.8 million attributable to terminating the Revolving and Letter of Credit Agreements with PNC and MSD and a $1.3 million decrease in interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in approximate millions)	2024	2023	2024	2023
B&W Renewable	$40.8	$32.7	$107.7	$180.0
B&W Environmental	16.9	53.9	118.1	154.1
B&W Thermal	103.1	105.3	321.3	299.0
Other/eliminations	—	6.0	(3.2)	(4.8)
Total Bookings	$160.8	$197.9	$543.9	$628.3

Implied bookings (1) as of September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in approximate millions)	2024	2023	2024	2023
B&W Renewable	$40.8	$32.7	$107.7	$180.0
B&W Environmental	33.4	53.9	153.6	162.1
B&W Thermal	67.8	105.3	552.4	299.0
Other/eliminations	—	6.0	(3.2)	(4.8)
Total implied bookings	$142.0	$197.9	$810.5	$636.3
(1) Implied bookings are bookings plus projects that are awarded but not contracted or are under contract but not fully released for performance. B&W Environmental included $16.5 million in implied bookings for the three months ended September 30, 2024 and there was no implied bookings for the three months ended September 30, 2023; included $35.5 million and $8.0 million in implied bookings for the nine months ended September 30, 2024 and 2023, respectively. B&W Thermal included $(35.3) million in implied bookings for the three months ended September 30, 2024 and there was no implied bookings for the three months ended September 30, 2023; included $231.1 million in implied bookings for the nine months ended September 30, 2024 and there was no implied backlog for the nine months ended September 30, 2023.

The following tables include total backlog at the end of the quarter, compared to the same period in the prior year.

	As of September 30,
(in approximate millions)	2024	2023
B&W Renewable (1)	$96.1	$133.1
B&W Environmental	65.5	172.8
B&W Thermal	184.9	196.2
Other/eliminations	15.1	4.7
Total Backlog	$361.6	$506.8
(1)    B&W Renewable backlog has been adjusted downward $0.9 million and $119.9 million at September 30, 2024 and 2023, respectively, to remove O&M contracts that are recognized as disposed (see Note 6 to the Condensed Consolidated Financial Statements).

Implied backlog (1) as of September 30, 2024 and 2023 was as follows:

	As of September 30,
(in approximate millions)	2024	2023
B&W Renewable (2)	$96.1	$133.1
B&W Environmental	101.0	180.8
B&W Thermal	416.0	196.2
Other/eliminations	15.1	4.7
Total Implied Backlog	$628.2	$514.8
(1) Implied backlog is backlog plus projects that are awarded but not contracted or are under contract but not fully released for performance. B&W Environmental included $35.5 million and $8.0 million in implied backlog for the nine months ended September 30, 2024 and 2023, respectively. B&W Thermal included $231.1 million in implied backlog for the nine months ended September 30, 2024 and there was no implied backlog for the nine months ended September 30, 2023.
(2)    B&W Renewable backlog has been adjusted downward $0.9 million and $119.9 million at September 30, 2024 and 2023, respectively, to remove O&M contracts that are recognized as disposed.

Of the backlog at September 30, 2024, we expect to recognize revenues as follows:

(in approximate millions)	2024	2025	Thereafter	Total
B&W Renewable	$53.8	$35.9	$6.4	$96.1
B&W Environmental	39.6	22.6	3.3	65.5
B&W Thermal	87.6	89.0	8.3	184.9
Other/eliminations	15.1	—	—	15.1
Expected revenue from backlog	$196.1	$147.5	$18.0	$361.6

Changes in Contract Estimates

During the three and nine-month periods ended September 30, 2024 and 2023, we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Increases in gross profits for changes in estimates for over time contracts	$3,831	$1,494	$12,790	$8,842
Decreases in gross profits for changes in estimates for over time contracts	(1,869)	(1,068)	(10,490)	(8,231)
Net changes in gross profit for changes in estimates for over time contracts	$1,962	$426	$2,300	$611

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliation, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

The following discussion of our business segment results of operations includes a discussion of Adjusted EBITDA on a consolidated basis, which is a non-GAAP metric and differs from the most directly comparable GAAP measure. Adjusted EBITDA on a consolidated basis is defined as the sum of the Adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the Adjusted EBITDA presented in this report is consistent with the way the our chief operating decision maker reviews the results of operations and makes strategic decisions about the business and is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, costs and operating income from contracts in disposal, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(5,331)	$(116,760)	$3,242	$(134,247)
Income (loss) from discontinued operations, net of tax	5,736	(104,485)	4,886	(109,880)
Loss from continuing operations	(11,067)	(12,275)	(1,644)	(24,367)
Interest expense, net	10,327	13,353	35,103	37,096
Income tax expense	161	(331)	6,146	2,020
Depreciation & amortization	4,170	4,610	13,174	14,995
EBITDA	3,591	5,357	52,779	29,744

Gain on sale of business	—	—	(40,174)	—
Impairment of long-lived assets	5,838	—	5,838	—
Benefit plans, net	(94)	56	(282)	304
(Gain) loss on asset sales, net	376	(8)	422	(26)
Stock compensation	938	397	3,598	5,895
Restructuring activities and business services transition costs	496	1,285	2,843	3,267
Settlement and related legal costs	(61)	—	3,206	(2,463)
Loss on debt extinguishment	665	—	6,789	—
Acquisition pursuit and related costs	170	346	275	585
Product development (1)	2,063	895	5,122	3,313
Foreign exchange	(2,263)	4,935	(1,429)	4,242
Financial advisory services	1,052	—	1,295	—
Contract disposal (2)	6,058	4,293	10,116	8,373
Letter of credit fees	1,298	1,961	5,937	5,639
Other-net	2,156	449	1,744	768
Adjusted EBITDA	$22,283	$19,966	$58,079	$59,641
(1) Costs associated with development of commercially viable products that are ready to go to market.
(2) Impacts of the exit of our O&M contracts has been adjusted in the prior period to ensure uniform presentation with the current period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Adjusted EBITDA
B&W Renewable segment	$4,993	$10,147	$14,342	$19,190
B&W Environmental segment	4,723	5,024	14,798	10,324
B&W Thermal segment	18,382	11,322	45,060	49,422
Corporate	(5,661)	(5,630)	(15,640)	(16,198)
Research and development	(150)	(897)	(477)	(3,097)
Total Adjusted EBITDA	$22,287	$19,966	$58,083	$59,641

Items Excluded from Adjusted EBITDA

Corporate

Corporate costs include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the organization and being an SEC registrant. Corporate expenses not allocated to the reportable segments totaled $5.7 million and $5.6 million in the three months ended September 30, 2024 and 2023, respectively. Corporate expenses not allocated to the reportable segments totaled $15.6 million and $16.2 million in the nine months ended September 30, 2024 and 2023, respectively. The decrease in the nine months ended September 30, 2024 is due to cost savings initiatives implemented late in 2023.

Research and development

Our research and development activities are focused on improving our products through innovations to reduce their cost and improve competitiveness and/or reduce performance risk of our products to better meet our and our customers’ expectations. Research and development expenses totaled $0.2 million and $0.9 million in the three months ended September 30, 2024 and 2023, respectively. Research and development expenses totaled $0.5 million and $3.1 million in the nine months ended September 30, 2024 and 2023, respectively. In 2024, the focus of our development activities shifted to our BrightLoopTM and ClimateBrightTM portfolio, which is captured in the Product development category.

Gain on sale of business

Gain on sale of business of $40.2 million in the nine months ended September 30, 2024 is a result of the sale of BWRS. This is excluded from Adjusted EBITDA as it does not reflect the performance of the continuing businesses. We did not have any gains or losses for the nine months ended September 30, 2023.

Impairment of long-lived assets

We had an impairment on certain intangible assets of $5.8 million in the three and nine months ended September 30, 2024, respectively, relating to the sale of SPIG and GMAB. In the three and nine months ended September 30, 2023 there was no impairment on long-lived assets.

Benefit plans, net

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because expected return on assets is greater than service cost. Service cost is low because our plan benefits are frozen except for a small number of hourly participants. Pension benefits for defined benefit and other postretirement benefits plans before MTM were a benefit of $0.1 million for the three months ended September 30, 2024 and expense of $0.1 million for the three months ended September 30, 2023, respectively. Pension benefits for defined benefit and other postretirement benefits plans before MTM were a benefit of $0.3 million for the nine months ended September 30, 2024 and expense of $0.3 million for the nine months ended September 30, 2023.

Refer to Note 13 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

(Gain) loss on asset sales, net

We, at times, will sell or dispose of certain assets that are unrelated to our operations. Therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the business. We had a loss of $0.4 million in the three and nine months ended September 30, 2024, respectively, relating to the sale of a non-core facility and an immaterial gain on asset sales in the three and nine months ended September 30, 2023.

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

Stock compensation was $0.9 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Stock compensation was $3.6 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Restructuring activities and business service transition costs

Restructuring activities and business services transition actions across our business units and corporate functions resulted in an expense of $0.5 million and $1.3 million in the three months ended September 30, 2024 and 2023, respectively. Restructuring activities and business services transition actions across our business units and corporate functions resulted in an expense of $2.8 million and $3.3 million in the nine months ended September 30, 2024 and 2023, respectively. The restructuring charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The expense in 2024 is entirely related to restructuring activities.
Settlements and related legal costs

Settlements and related legal costs were $0.1 million in the three months ended September 30, 2024; there were no Settlements and related legal costs in the three months ended September 30, 2023. Settlements and related legal costs were an expense of $3.2 million and a net benefit of $2.5 million in the nine months ended September 30, 2024 and 2023, respectively. The current year expense is driven by the $6.5 million settlement of a legal matter and expenses related to other litigation matters, offset by the favorable final settlement of amounts owed to the former owner of B&W Solar. The benefit in the prior year was driven by a favorable $2.5 million litigation settlement.

Loss on debt extinguishment

Losses on debt extinguishment were $0.7 million in the three months ended September 30, 2024 and $6.8 million in the nine months ended September 30, 2024. The losses were due to the write-off of deferred financing fees and certain other exit costs associated with our extinguishment of the Debt Facilities. We had no losses on debt extinguishments in the three or nine months ended September 30, 2023.

Product development

Our product development activities include sales, marketing, and other business development expenses for products and services still under development and not yet widely available. Product development expenses totaled $2.1 million and $0.9 million in the three months ended September 30, 2024 and 2023, respectively. Expenses were $5.1 million in the nine months ended September 30, 2024 as compared to $3.3 million in the comparable period of 2023. The increase resulted primarily from timing of specific research projects and increased development activities related to our BrightLoopTM commercialization efforts and to further develop our ClimateBrightTM portfolio. Management excludes these expenses from Adjusted EBITDA as they do not correlate to revenue or other operations occurring in the current period.

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

Foreign exchange was a gain of $2.3 million and a loss of $4.9 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Foreign exchange was a gain of $1.4 million and a loss of $4.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Financial advisory services

We had financial advisory services of $1.1 million and $1.3 million for the three and nine months ended September 30, 2024, principally related to the sale of our SPIG and GMAB businesses. There were no expenses for financial advisory services in 2023.

Contract disposal

During the third quarter of 2024, we entered into an agreement to terminate our final existing O&M service contract. The termination date was October 31, 2024, and resulted in the payment of a break fee by B&W and various other payments between the parties in settlement of certain claims under the O&M. For the three months ended September 30, 2024 and 2023, we had a net loss on contract disposals totaling $6.1 million and $4.3 million, respectively. We had a net loss of $10.1 million in the nine months ended September 30, 2024, and $8.4 million in nine months ended September 30, 2023. We believe it is useful to exclude the impact of this contract on our operating results as well as our backlog in order to highlight the performance of the ongoing business.

Letter of credit fees

Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. Certain letter of credit amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from Adjusted EBITDA as they do not reflect the performance of the business. Letter of credit fees not passed along to customers and included in Cost of operations were $1.3 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Letter of credit fees were $5.9 million and $5.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Segment Results

B&W Renewable Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$38,165	$87,079	$(48,914)	$151,399	$256,421	$(105,022)
Adjusted EBITDA	$4,993	$10,147	$(5,154)	$14,342	$19,190	$(4,848)

Three Months Ended September 30, 2024 and 2023

Revenues in the B&W Renewable segment decreased 56%, or $48.9 million, to $38.2 million in the three months ended September 30, 2024 from $87.1 million in the three months ended September 30, 2023. This is primarily attributable to the sale of BWRS, which accounted for $34.2 million of the decrease and consistent with our stated strategy, fewer waste-to-energy projects were performed in the current year, which accounted for $4.8 million of the revenue decrease between years.

Adjusted EBITDA in the B&W Renewable segment decreased $5.2 million, to $5.0 million in the three months ended September 30, 2024 from $10.1 million in the three months ended September 30, 2023 driven by $7.4 million related to the sale of BWRS partially offset by favorable project closeouts in the current quarter.

Nine Months Ended September 30, 2024 and 2023

Revenues in the B&W Renewable segment decreased 41%, or $105.0 million, from $256.4 million to $151.4 million in the nine months ended September 30, 2024 compared to the same period in 2023. This is primarily attributable to performing fewer waste-to-energy projects, which accounted for $46.5 million of the revenue decrease as well as the sale of BWRS which accounted for $30.5 million.

Adjusted EBITDA in the B&W Renewable segment decreased $4.8 million, to $14.3 million in the nine months ended September 30, 2024 compared to $19.2 million in the nine months ended September 30, 2023. This is primarily attributable to the sale of BWRS.

B&W Environmental Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$56,579	$46,421	$10,158	$161,162	$134,551	$26,611
Adjusted EBITDA	$4,723	$5,024	$(301)	$14,798	$10,324	$4,474
Three Months Ended September 30, 2024 and 2023

Revenues in the B&W Environmental segment increased 22%, or $10.2 million, to $56.6 million in the three months ended September 30, 2024 from $46.4 million in the three months ended September 30, 2023. Approximately $7.7 million of the increase is attributable to growth in our domestic environmental and electrostatic precipitator business and $1.0 million of the increase is due to growth in our European environmental business.

Adjusted EBITDA in the B&W Environmental segment was $4.7 million in the three months ended September 30, 2024 compared to $5.0 million in the three months ended September 30, 2023. This is substantially in line with the previous year.

Nine Months Ended September 30, 2024 and 2023

Revenues in the B&W Environmental segment increased 20%, or $26.6 million, to $161.2 million in the nine months ended September 30, 2024 from $134.6 million in the nine months ended September 30, 2023. Approximately $20.5 million of the increase is attributable to growth in our domestic environmental, ASH projects and electrostatic precipitator business and $2.2 million of the increase is due to growth in our European environmental business.

Adjusted EBITDA in the B&W Environmental segment was $14.8 million in the nine months ended September 30, 2024 compared to $10.3 million in the nine months ended September 30, 2023. The increase is primarily driven by the increased revenue described above as well as reductions in selling, general and administrative expenses.

B&W Thermal Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	$ Change	2024	2023	$ Change
Revenues	$119,909	$106,981	$12,928	$350,285	$384,227	$(33,942)
Adjusted EBITDA	$18,382	$11,322	$7,060	$45,060	$49,422	$(4,362)

Three Months Ended September 30, 2024 and 2023

Revenues in the B&W Thermal segment increased 12%, or $12.9 million to $119.9 million in the three months ended September 30, 2024 from $107.0 million in the three months ended September 30, 2023. The increase is primarily the result of a large natural gas project which accounted for $4.2 million and an increase volume in parts which accounted for $4.8 million.

Adjusted EBITDA in the B&W Thermal segment increased $7.1 million to $18.4 million in the three months ended September 30, 2024 from $11.3 million in the three months ended September 30, 2023. The revenue drivers above resulted in an increase in Adjusted EBITDA of $4.2 million and favorable project closeouts in our construction business resulted in an increase of $2.1 million.

Nine Months Ended September 30, 2024 and 2023

Revenues in the B&W Thermal segment decreased 9%, or $33.9 million, from $384.2 million to $350.3 million in the nine months ended September 30, 2024 compared to the prior year, primarily driven by a $48.1 million decrease in the U.S. construction business as a result of a large construction project finishing in 2023 that was not fully replaced in 2024 offset partially by a large natural gas project of $9.6 million starting execution in 2024.

Adjusted EBITDA in the B&W Thermal segment decreased $4.4 million from $49.4 million to $45.1 million in the nine months ended September 30, 2024 compared to the prior year. The lower revenue in the U.S. construction business accounted for $9.6 million of the decrease partially offset by the large natural gas project of $3.0 million.

Other Factors Affecting Operating Results

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Components associated with borrowings from:
Senior Notes	$6,407	$6,414	$19,098	$19,167
Revolving Credit Facility	678	505	3,639	505
	7,085	6,919	22,737	19,672
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,326	1,104	3,951	3,252
Senior Notes	653	638	1,947	1,887
	1,979	1,742	5,898	5,139
Components associated with interest from:
Lease liabilities	580	914	1,683	2,235
Letter of credit interest and fees	692	2,798	4,704	7,974
Other interest expense	284	1,043	966	2,228
	1,556	4,755	7,353	12,437

Total interest expense	$10,620	$13,416	$35,988	$37,248

Interest expense for the three and nine months ended September 30, 2024 is lower due to the new debt agreements with Axos beginning in January 2024.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except for percentages)	2024	2023	$ Change	2024	2023	$ Change
(Loss) income before income tax expense	$(10,906)	$(12,606)	$1,700	$4,502	$(22,347)	$26,849
Income tax (benefit) expense	$161	$(331)	$492	$6,146	$2,020	$4,126
ETR continuing operations	(1.5)%	2.6%		136.5%	(9.0)%

Our income tax expense in the first nine months of 2024 reflects a full valuation allowance against our net deferred tax assets, except in Mexico, Canada, the United Kingdom, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, and Sweden. Deferred tax assets are evaluated each period to determine whether realization is more likely than not. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Valuation allowances may be removed in the future if sufficient positive evidence exists to outweigh the negative evidence under the framework of ASC 740, Income Taxes ("ASC 740").

Our effective tax rate for the first nine months of 2024 is not reflective of the United States statutory rate primarily due to a valuation allowance against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the fiscal year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

Depreciation and Amortization

Depreciation expense was $2.2 million and $2.2 million in the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $6.5 million and $7.8 million in the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense was $2.0 million and $2.4 million in the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $6.7 million and $7.2 million in the nine months ended September 30, 2024 and 2023, respectively.

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

On April 10, 2024, we entered into a sales agreement (the "Sales Agreement") with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (together, the "Agents"), in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million, through the Agents. As of September 30, 2024, 2.4 million shares have been sold pursuant to the Sales Agreement. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional discussion of the Sales Agreement.

We have historically incurred losses from operations, primarily due to losses recognized on our B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. Currently, with existing cash on hand and available liquidity, we are projecting insufficient liquidity to fund operations through one year from the date this Quarterly Report is issued. These conditions and events raise substantial doubt about our ability to continue as a going concern. As described below, it is probable that our alternative measures contemplated alleviate the substantial doubt about our ability to continue as a going concern.

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
•sold our SPIG and GMAB businesses for net proceeds of $33.7 million on October 30, 2024 (described in Note 23 to the Condensed Consolidated Financial Statements);
•completed the sale of a non-core facility for net proceeds of $4.2 million;
•sold 4.3 million common shares pursuant to our At-The-Market Offering (described in Note 15 and Note 23 to the Condensed Consolidated Financial Statements) for net proceeds of $6.7 million;
•negotiated the settlement of a liability to the former owner of B&W Solar at a discount, resulting in future cash savings of $7.2 million;
•received a $6.8 million insurance recovery pursuant to our Representations and Warranties Policy in connection with our purchase of B&W Solar (discussed further in Note 4 to the Condensed Consolidated Financial Statements); and,
•initiated a company-wide cost savings plan with targeted annual savings of $31.5 million, $26.5 million of which has been achieved to date.
•We were granted a preliminary waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "U.S. Plan") by the PBGC, which if approved, is expected to reduce cash funding requirements in 2024 and increase contributions annually over the subsequent 5-year period (described in Note 13 to the Condensed Consolidated Financial Statements).

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of September 30, 2024, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.

Cash and Cash Flows

At September 30, 2024, our cash and cash equivalents, current restricted cash and long-term restricted cash totaled $127.9 million and we had total debt of $475.4 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $21.6 million of our total unrestricted cash and cash equivalents at September 30, 2024. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. Included in our total cash amount is $97.3 million of restricted cash at September 30, 2024, which is primarily related to collateral for certain letters of credit. We believe our future cash flows will be sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends for the next 12 months.

Cash used in operations was $96.3 million in the nine months ended September 30, 2024, which is primarily attributable to the year-to-date net income of $3.2 million, offset by the gain on sale of BWRS of $40.1 million and changes in working capital. Cash used in operations was $50.5 million in the nine months ended September 30, 2023, which was primarily attributable to a net loss of $134.2 million, offset by non-cash expenses for depreciation and amortization of long-lived assets of $16.5 million and goodwill impairment of $56.6 million.

Cash provided by investing activities was $78.0 million in the nine months ended September 30, 2024, primarily due to proceeds from the sale of BWRS business, offset by purchases of fixed assets. Cash used in investing activities were $8.6 million in the nine months ended September 30, 2023, primarily related to capital expenditures.

Cash provided by financing activities of $70.8 million in the nine months ended September 30, 2024, primarily related to the increased borrowing on loans of $93.7 million, partially offset by preferred stock dividend payments of $14.9 million and costs associated with the new Axos Credit Agreement. Cash provided by financing activities was $11.9 million in the nine months ended September 30, 2023 and was primarily related to the increased borrowing on loans of $24.6 million, partially offset by preferred stock dividend payments of $7.4 million.

Debt Facilities

As discussed in Note 14 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, we entered into a new Credit Agreement with Axos in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We completed the transition of letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement in August 2024.

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

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment. Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in the Specified Transactions, and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the forgoing consent and agreements, the Company agreed to apply the net cash proceeds of all three occurrences of the Specified Transactions in the following order, irrespective of the order of consummation of the Specified Transactions: (i) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $10.0 million (the “Specified Revolver Paydown”); (ii) to the repayment of liabilities in respect of the certain pension plans of the Company and its subsidiaries, in an aggregate amount equal to $15.0 million; (iii) to the repayment of letter of credit borrowings or advances, or if no such amounts are outstanding, to the cash collateralization of existing letter of credit obligations, in an aggregate amount equal to $10.0 million; (iv) to PNC in an amount not exceeding $1.6 million in connection with the repayment and/or cash collateralization of certain existing facilities; (v) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $54.0 million (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (vi) to the repayment of the Senior Notes due 2026 or any additional unsecured senior notes issued under the Company’s unsecured notes indenture, in an aggregate amount equal to $193.0 million; and (vii) the remainder to be retained by the Company to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

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

On August 7, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Third Amendment to Credit Agreement ("Third Amendment"). The Third Amendment amended the definition of Consolidated Adjusted EBITDA to (i) exclude certain costs incurred in connection with the settlement of the Glatfelter Litigation; and (ii) add back certain contributions currently required to be made by us or our Subsidiaries to the U.S. Plan, up to an aggregate maximum of $15.0 million.

On November 8, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Fourth Amendment. The Fourth Amendment, among other things: (i) extends the maturity date from October 31, 2025 to November 28, 2025 in the event that the Indebtedness under any of the Company's unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement (the maturity date otherwise remains January 28, 2027); (ii) increases the minimum availability amount from $2.0 million to $5.0 million following the earlier of (a) the receipt by the lenders of any cash proceeds from the SPIG/GMAB disposition or (b) November 15, 2024; (iii) amends the definition of Cash Dominion Event to mean a continuing event of default or failure of the Company to maintain availability of the lesser of (x) the minimum availability amount and (y) 15% of the loan cap (previously $7.5 million or 15% of the loan cap); (iv) amends the definition of Consolidated Adjusted EBITDA to add back certain recoveries from a representations and warranties insurance policy claim related to B&W Solar, up to $6.8 million; and (v) provides that the Letter of Credit sublimit shall be reduced on a dollar-for-dollar basis with any Specified L/C Paydown made pursuant to the Second Amendment.

Usage under the Credit Agreement consisted of $22.5 million of financial letters of credit and $59.9 million of performance letters of credit at September 30, 2024.

Letters of Credit, Bank Guarantees and Surety Bonds

Certain of our subsidiaries, that are primarily outside of the United States, have credit arrangements with various commercial banks and other financial institutions for the issuance of letters of credit and bank guarantees in association with contracting activity. The aggregate value of all such letters of credit and bank guarantees outside of our Credit Agreement as of September 30, 2024 was $34.5 million. The aggregate value of the outstanding letters of credit provided under the Credit Agreement backstopping letters of credit or bank guarantees was $14.0 million as of September 30, 2024. Of the outstanding letters of credit issued under the Credit Agreement, $39.9 million are subject to foreign currency revaluation.

We have posted surety bonds to support contractual obligations to customers relating to certain contracts. We utilize bonding facilities to support such obligations, but the issuance of bonds under those facilities is typically at the surety's discretion. These bonds generally indemnify customers should we fail to perform our obligations under our applicable contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds the underwriters issue in support of some of our contracting activity. As of September 30, 2024, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $179.9 million. The aggregate value of the letters of credit backstopping surety bonds was $13.2 million.

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Indebtedness - Loans Payable

As of September 30, 2024, we had loans payable of $135.7 million, net of debt issuance costs of $0.5 million, of which $3.0 million is classified as current, and $132.7 million as long-term loans payable on the Condensed Consolidated Balance Sheet. This includes $124.2 million drawn on the Credit Agreement, which is comprised of $30.5 million drawn on the revolving credit portion of the facility and $93.7 million drawn on the letter of credit portion, and $11.5 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of the unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report for the year ended December 31, 2023. There have been no significant changes to our policies during the nine months ended September 30, 2024 from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2024 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024 and 2023 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of September 30, 2024, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has several remediation efforts in process, including:
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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On November 8, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Fourth Amendment. The Fourth Amendment, among other things: (i) extends the maturity date from October 31, 2025 to November 28, 2025 in the event that the Indebtedness under any of the Company's unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement (the maturity date otherwise remains January 28, 2027); (ii) increases the minimum availability amount from $2.0 million to $5.0 million following the earlier of (a) the receipt by the lenders of any cash proceeds from the SPIG/GMAB disposition or (b) November 15, 2024; (iii) amends the definition of Cash Dominion Event to mean a continuing event of default or failure of the Company to maintain availability of the lesser of (x) the minimum availability amount and (y) 15% of the loan cap (previously $7.5 million or 15% of the loan cap); (iv) amends the definition of Consolidated Adjusted EBITDA to add back certain recoveries from a representations and warranties insurance policy claim related to B&W Solar, up to $6.8 million; and (v) provides that the Letter of Credit sublimit shall be reduced on a dollar-for-dollar basis with any Specified L/C Paydown made pursuant to the Second Amendment.

The Company paid an amendment fee of $75,000 to Axos in consideration of the Fourth Amendment. Certain of the lenders under the Credit Agreement, as well as certain of their respective affiliates, may perform for the Company and its subsidiaries, various commercial banking, investment banking, lending, underwriting, trust services, financial advisory and other financial services, for which they may receive customary fees and expenses.

As previously disclosed by the Company, the services of the Company’s Chief Executive Officer, Kenneth M. Young (who also serves as the Chairman of the Company’s Board of Directors (the “Board”)), have been provided to the Company pursuant to an Independent Contractor Agreement (the “Consulting Agreement”), dated September 20, 2024, by and between the Company and OpenSky, LLC (“OpenSky”), an entity wholly-owned by Mr. Young.

On November 8, 2024, the Company entered into an Executive Employment Agreement with Mr. Young (the “Employment Agreement”). The Employment Agreement is to take effect on December 1, 2024 (the “Effective Date”) and terminates the Consulting Agreement between the Company and OpenSky as of that same date.

The Employment Agreement provides for Mr. Young’s employment with the Company as its Chief Executive Officer. The Employment Agreement includes the following compensation and benefits for Mr. Young while he serves the Company in that position:

•Mr. Young will be entitled to an annual base salary of $800,000, which may be increased (but not decreased) by the Board (or a committee thereof) from time to time.

•Mr. Young will be entitled to an annual incentive bonus opportunity based on the achievement of performance criteria to be established by the Board (or a committee thereof) and other factors deemed relevant to the Board (or a committee thereof). Mr. Young’s annual target bonus opportunity will be 100% of his base salary for the corresponding year.

•Any Company equity-based awards for Mr. Young will be determined by the Board (or a committee thereof) in its sole discretion.

•Mr. Young will be entitled to participate in the Company’s employee benefit plans and arrangements generally made available to the Company’s other senior executives. Mr. Young will also be reimbursed for reasonable air fare between the state of his principal residence and the Company’s headquarters in Akron, Ohio and for the reasonable cost of hotel stay while working in the Company’s offices.

The term of Mr. Young’s employment with the Company under the Employment Agreement will be for an initial five-year term through the fifth anniversary of the Effective Date, with automatic one-year renewals unless one party has provided the other party with at least 90 days’ advance notice of non-renewal of the term and subject to earlier termination of employment by either the Company or Mr. Young. The Employment Agreement provides that, should Mr. Young’s term of service as a member of the Board end during the term of the Employment Agreement, the Company will nominate Mr. Young for re-election as a member of the Board in connection with the expiring term (provided that Mr. Young is able and willing to continue to serve in such capacity and subject to applicable laws).

The Employment Agreement generally provides that if Mr. Young’s employment with the Company is terminated by the Company without “cause” (as defined in the Employment Agreement), upon expiration of the term of the Employment

Agreement then in effect by reason of the Company’s delivery of a notice of non-renewal, or by Mr. Young for “good reason” (as defined in the Employment Agreement), Mr. Young will be entitled to receive the following separation benefits: (1) a total of two times the sum of his annual base salary and target annual bonus, with such total amount paid out in installments over the two years following his separation date (or, in the event such termination of employment occurs on or within two years after a Change in Control (as defined in the Employment Agreement) of the Company, Mr. Young will instead be entitled to a total of three times the sum of his annual base salary and target annual bonus, with such total amount paid out in installments over the three years following his separation date); (2) payment of any bonus due for a fiscal year that ended prior to his separation date plus a pro-rata portion of his target bonus for the year in which his employment ends (pro-rata based on the number of days of employment during the year); (3) payment of an amount equal to 24 (36 if such termination of employment occurs on or within two years after a Change in Control of the Company) times the monthly cost for Mr. Young to continue healthcare coverage under COBRA for himself and his eligible dependents; (4) full vesting of any of his unvested benefits under the Company’s Supplemental Executive Retirement Plan and under the Company’s Restoration Plan; (5) as to each then-outstanding equity-based award granted by the Company to Mr. Young that vests based solely on continued service with the Company, accelerated vesting of any portion of the award that was scheduled to vest within one year after Mr. Young’s separation date (accelerated vesting of the entire outstanding and unvested portion of the award if such termination of employment occurs on or within two years after a Change in Control of the Company); and (6) as to each outstanding equity-based award granted by the Company to Mr. Young that is subject to performance-based vesting requirements, Mr. Young’s employment with the Company will be deemed to have continued for one year after his separation date (except that, if such termination of employment occurs on or within two years after a Change in Control of the Company, any service-based vesting requirement under the award will be deemed satisfied in full but the performance-based vesting measurement will still apply and will be treated as provided in the applicable award agreement). Mr. Young’s receipt of the separation benefits described above is conditioned on Mr. Young delivering a release of claims in favor of the Company. Mr. Young is not entitled to a tax gross-up payment if any of his benefits are subject to excise taxes under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, and Mr. Young’s benefits will be reduced, to the extent necessary to avoid such excise taxes, if such a reduction in Mr. Young’s benefits would put Mr. Young in a better after-tax position than receiving the benefits in full. The Employment Agreement also provides that Mr. Young will repay (or will cause OpenSky to repay) to the Company a pro-rated portion of the signing bonus previously paid to OpenSky pursuant to the Consulting Agreement if, before September 20, 2027, Mr. Young’s employment with the Company is terminated either by the Company for cause or voluntarily by Mr. Young.

The foregoing description of Mr. Young’s Employment Agreement is a summary, does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, which is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

In addition, on November 7, 2024, the Compensation Committee of the Company’s Board of Directors approved a retention bonus payment of $425,000 for Christopher S. Riker, the Company’s Sr. Vice President, Thermal Energy. Mr. Riker must repay the full after-tax (net) amount of the retention bonus to the Company should his employment with the Company terminate for any reason other than exceptions named in the agreement, including death, disability, or any circumstance which would render him eligible for severance under the B&W Severance Plan, before November 30, 2027.

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

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1	Registration Rights Agreement, among Babcock & Wilcox Enterprises, Inc. and B. Riley Securities, Inc., dated July 11, 2024, filed herewith (File No. 001-36876).

10.2	Second Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated July 3, 2024, filed herewith (File No. 001-36876).

10.3	Third Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated August 7, 2024, filed herewith (File No. 001-36876).

10.4	Fourth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024, filed herewith (File No. 001-36876).

10.5	Fourth Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024, filed herewith (File No. 001-36876).

10.6	Independent Contractor Agreement, dated September 20, 2024, between Babcock & Wilcox Enterprises, Inc. and Kenny Young (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed September 23, 2024 (File No. 001-36876)).

10.7†	Executive Employment Agreement dated November 8, 2024 between Babcock & Wilcox Enterprises, Inc. and Kenneth Young, filed herewith (File No. 001-36876).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

November 12, 2024	By:	/s/ Louis Salamone
Louis Salamone
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)