Form 10-K
period 2024-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2025-03-31
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2024) was approximately $71.9 million.
The number of shares of the registrant's common stock outstanding at March 10, 2025 was 98,404,024.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2024 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2024.
2

Definitions

In this Annual Report on Form 10-K, or this "Annual Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Abbreviation or acronym	Term
2021 Plan	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Chanute	Babcock & Wilcox Chanute, LLC, formerly known as Optimus Industries, LLC
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
BWX or BWXT	BWX Technologies, Inc., NYSE Ticker "BWXT"
CODM	Chief Operating Decision Maker
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
Credit Facility	Revolving credit facility
Debt Facilities	Collectively, the Revolving Credit Agreement and Letter of Credit Agreement
DTAs	Deferred Tax Assets
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FPS	Fossil Power Systems, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
Glatfelter	P.H. Glatfelter Company
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
Hamon	Hamon Research-Cottrell, Inc., a subsidiary of Hamon Holdings Corporation
Hamon Holdings	Hamon Holdings Corporation, parent company of Hamon Research-Cottrell, Inc.
Increased Inventory Period	Increased amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement
IRC	U.S. Internal Revenue Code of 1986, as amended
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
NOL	Net operating losses
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
NYSE	New York Stock Exchange
Optimus	Optimus Industries, LLC, now known as B&W Chanute

Abbreviation or acronym	Term
Over time	Refers to fixed long term pricing in contract term revenue
O&M	Operational & Maintenance contract
PBGC	Pension Benefit Guaranty Corporation
Plaintiff	A B&W stockholder
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Revolving Credit Agreement	Revolving credit agreement with PNC
Registration Rights Agreement	Registration rights agreement with B. Riley
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission
Securities Exchange Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
Specified Transactions	The Company’s engagement in certain specified sales of the assets of specified subsidiaries of the Company
SPIG	SPIG S.p.A
U.S. Plan	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations
Underwriting Agreement	Agreement between us and B. Riley, as representative of the several underwriters, for the issuance of shares of our common stock on February 12, 2021.

Note: Rounding of figures in this Annual Report may result in computational discrepancies.

PART I

***** Cautionary Statement Concerning Forward-Looking Information *****

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act and Section 21E of the Exchange Act. All statements other than statements of historical or current fact included in this Annual Report are forward-looking statements. These forward-looking statements are made based upon detailed assumptions and reflect management's current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements may include words such as "expect," "intend," "plan," "likely," "seek," "believe," "project," "forecast," "target," "goal," "potential," "estimate," "may," "might," "will," "would," "should," "could," "can," "have," "due," "anticipate," "assume," "contemplate," "continue" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, but not limited to: that our financial condition raises substantial doubt as to our ability to continue as a going concern and we have entered into a number of amendments and waivers to our Debt Facilities; our need of additional financing to continue as a going concern; any negative reactions to the substantial doubt about our ability to continue as a going concern by our customers, suppliers, vendors, employees and other third parties; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, global tariffs, sanctions and export controls could harm our profitability; volatility in the price of our common stock; B. Riley’s significant influence over us; changes in tax rates or tax law; our ability to use NOL and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the full discussion of risks and uncertainties in Part I, Item 1A, "Risk Factors" of this Annual Report. The summary below is provided for ease of reference, is not intended to reflect a complete explanation of relevant risks and uncertainties and should be read together with the more detailed description of these risks and uncertainties in Part I, Item 1A, "Risk Factors" of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price for our common stock could decline.

Our business is subject to the following principal risks and uncertainties:
•Our financial condition raises substantial doubt as to our ability to continue as a going concern, and since December 2022, we have entered into a number of amendments and waivers to our Debt Facilities to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder;
•We are in need of additional financing to continue as a going concern, and current ongoing discussions with our lenders and other parties to secure additional financing may result in additional indebtedness and dilution to our existing shareholders;
•We must refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity;
•Our customers, suppliers, vendors, employees and other third parties with whom we do business may react negatively to the substantial doubt about our ability to continue as a going concern;
•We are subject to risks associated with contractual pricing in our industry, including the risk that, if our actual costs exceed the costs we estimate on our fixed-price contracts, our profitability will decline, and we may suffer losses;
•Disputes with customers with long-term contracts could adversely affect our financial condition;
•Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements in our contracts, which could increase costs, scope, or technical difficulty or in extreme cases, limit our ability to meet contractual requirements;
•A material disruption at one of our manufacturing facilities or a third-party manufacturing facility that we have engaged could adversely affect our ability to generate sales and result in increased costs;
•If our co-venturers fail to perform their obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, damage to reputation, reduced profit, or liquidity challenges;
•Our growth strategy includes strategic acquisitions, which we may not consummate or successfully integrate;

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
•Our operations are subject to various risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition;
•We may not be able to compete successfully against current and future competitors;
•If we fail to develop new products, or customers do not accept them, our business could be adversely affected;
•We derive substantial revenues from electric power generating companies and other steam-using industries. Demand for our products and services depends on spending in these historically cyclical industries. Additionally, legislative and regulatory developments relating to industry plans for spending within the United States and elsewhere;
•Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions;
•Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and/or our failure to estimate customer demand properly could have an adverse impact on our business and operating results and our relationships with customers;
•The financial and other covenants in our debt agreements may adversely affect us;
•Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on, win and complete various contracts;
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
•Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches;
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
•Our business and our customers’ businesses are required to obtain, and to comply with, national, state and local government permits and approvals;
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
•Our business may be affected by sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine;
•We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws;
•Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations;
•Fluctuations in the value of foreign currencies could harm our profitability;
•Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results;
•The market price and trading volume of our common stock may be volatile;
•Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership;
•B. Riley has significant influence over us;

•We may issue preferred stock that could dilute the voting power or reduce the value of our common stock;
•Provisions in our corporate documents and Delaware law could delay or prevent a change in control of us, even if that change may be considered beneficial by some shareholders;
•Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect us;
•In connection with our separation from BWXT, BWXT has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWXT's ability to satisfy its indemnification obligation will not be impaired in the future;
•We could be subject to changes in tax rates or tax law, adoption of new regulations, changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts that could adversely affect our financial position;
•Our ability to use NOL and certain tax credits to reduce future tax payments could be further limited if we experience an additional "ownership change";
•Our business could be harmed if we fail to maintain effective internal control over financial reporting, and we have identified certain material weaknesses as of December 31, 2024;
•Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, which could result in volatility in our results of operations;
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
•Pension and medical expenses associated with our retirement benefit plans may fluctuate significantly depending on a number of factors, and we may be required to contribute cash to meet underfunded pension obligations; and
•Natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks could adversely affect our business.
WEBSITE REFERENCES
In this Annual Report on Form 10-K, we make references to our website at www.babcock.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1. Business

We are a globally focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into the following market-facing reporting segments:

•Babcock & Wilcox Renewable: Our innovative BrightLoop™ hydrogen generation technology supports global climate goals including the decarbonization of industrial and utility steam and power producers. BrightLoop™ offers significant advantages over other hydrogen generation technologies as it generates competitively priced hydrogen from a wide range of fuels, including solid fuels such as biomass and coal, with a high rate of carbon captured resulting in low, or even negative, carbon-intensity hydrogen. We also offer best-in-class technologies for efficient and environmentally sustainable power and heat generation, oxygen-fired biomass-to-energy (OxyBright™), and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering recyclable metals and reducing emissions.
•Babcock & Wilcox Environmental: Our full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for cooling ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control and mercury control. Our ClimateBright™ products including SolveBright™, OxyBright™, BrightLoop™ and BrightGen™ place us at the forefront of hydrogen production and decarbonization technologies and development with many of these products already commercially available and others ready for commercial deployment. We believe these technologies position us to compete in the bioenergy sector within the carbon capture and sequestration (BECCS) market. Our portfolio of clean power production solutions continues to evolve to reach customers at all stages of their energy transition.
•Babcock & Wilcox Thermal: Our vast installed base of steam generation equipment includes aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas and industrial sectors. We have an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others. We provide aftermarket parts, construction, maintenance, engineered upgrades and field services for our installed base as well as the installed base of other original equipment manufacturers; the substantial and stable cash flows generated from these businesses help to fund our investments in new clean energy initiatives. In addition to our aftermarket offerings, we also provide complete steam generation systems including package boilers, watertube and firetube waste heat boilers, and other boilers to medium and heavy industrial customers. Our unique range of offerings, coupled with the strength of our brand, provides a competitive advantage in existing and emerging markets.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:
•climate change initiatives promoting environmental policies, including renewable energy options utilizing waste-to-energy or biomass, to meet legislative requirements and clean energy portfolio standards in the United States, Europe, Middle East and Asia;
•regulations requiring environmental improvements in various industries and global markets;
•expectations regarding future governmental requirements to further limit or reduce greenhouse gas and other emissions in the United States, Europe and other international climate change sensitive countries;
•prices for electricity, along with the cost of production and distribution, including the cost of fuels, within the United States, Europe, Middle East and Asia;
•demand for electricity and other end products of steam-generating facilities;
•level of capacity utilization at operating power plants and other industrial users of steam production;
•maintenance and upkeep requirements at operating power plants, including to address the accumulated effects of usage;
•overall strength of the industrial industry;
•ability of electric power generating companies and other steam users to raise capital; and
•the impact of geopolitical conflicts, including the ongoing conflicts in Ukraine and the Middle East.

Customer demand is heavily affected by the variations in our customers’ business cycles, power demand in their operating territories and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility and geopolitical conflicts. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

Equity Capital Activities

For information regarding our equity activities, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Debt Capital Activities

For information regarding our debt activities, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

We have contracts that extend beyond one year. Most of our long-term contracts have provisions for progress payments. We attempt to cover anticipated increases in labor, material and service costs of our long-term contracts either through an estimate of such changes, which is reflected in the original price, or through risk-sharing mechanisms, such as escalation or price adjustments for items such as labor and commodity prices. In the event of a contract deferral or cancellation without cause, we generally would be entitled to recover costs incurred, settlement expenses and profit on work completed prior to deferral or termination. Significant or numerous cancellations could adversely affect our business, financial position, results of operations and cash flows.

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

See further description of risks related to our customer contracts in Risks Related to Our Operations in Part I, Item 1A of this Annual Report.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. Inability to secure such cash collateral or other contract security may preclude us from entering into certain customer arrangements.

Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed. See further discussion in Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Foreign Operations

Our operations in Scotland provide boiler cleaning technologies and systems mainly to European markets. Our Canadian operations serve the Canadian industrial power, oil production and electric utility markets. We have manufacturing facilities in Mexico to serve global markets. The functional currency of our foreign operating entities is not the United States dollar, and as a result, we are subject to exchange rate fluctuations that impact our financial position, results of operations and cash flows. Although we do not currently engage in currency hedging activities to limit the risks of currency fluctuations, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations.

For additional information on the geographic distribution of our revenues, see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Competition

With over 155 years of experience, we have a competitive advantage in our experience and technical capability to reliably convert a wide range of fuels to steam. We have supplied highly-engineered energy and environmental equipment in more than 90 countries. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation and environmental control equipment. Each segment’s primary competitors are summarized as follows:

B&W Renewable segment	B&W Environmental segment	B&W Thermal segment
Andritz AG	Aker Carbon Capture ASA	AZCO Inc.
Clyde Industries, Inc.	Dürr Group	Babcock Power Inc. (1)
Steinmüller Engineering GmbH	Elessent Clean Technologies Inc.	Clyde Bergemann Power Group
Valmet Oyj	UCC Environmental	Doosan Corporation (1)
	Radscan AB	Enerfab, Inc.
	Seagull Environmental Technologies, Inc.	GE Vernova, Inc. (1)
	Southern Environmental, Inc	Mitsubishi Power, Ltd. (1)
(1) Babcock Power Inc., Doosan Corporation, GE Vernova, Inc., and Mitsubishi Power, Ltd. are also considered primary competitors of the B&W Environmental Segment.

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

Raw Materials and Suppliers

Our operations use raw materials such as carbon and alloy steels in various forms, components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although shortages of some raw materials have existed from time to time, we do not believe any serious shortage presently exists.

Human Capital Resources

Human Capital Management

At December 31, 2024, we had approximately 1,950 employees worldwide, of which approximately 1,900 were full-time. Approximately 435 of our hourly employees are union-affiliated, covered by four union agreements related to active facilities in Mexico, the United States, the United Kingdom, and Canada. We successfully renegotiated four union contracts in 2024 and have two that will expire in 2025. We consider our relationships with our employees and unions to be in good standing.

Workforce Engagement

We believe an engaged global workforce is critical to our success as we work to profitably grow our business as a leading supplier of clean and sustainable energy solutions.

B&W is known for having a dedicated, long-tenured workforce and for having some of the best, most experienced employees in the industries we serve. Our ability to attract and retain this exceptional talent requires a commitment to open communication about our business, strategy and results with our employees and a globally diverse, inclusive and supportive workplace that provides opportunities for growth and career development. It also requires programs that enhance employees’ overall work experience. We have implemented the Responsible and Flexible Workplace Program ("ReFlex") in the U.S. that provides employees with flexibility in where they work, and we have various work-from-home policies across many of our global operations. Through ReFlex, our employees have the needed flexibility and autonomy in how they work, allowing us to deliver on our projects and ensure our customers' needs are met.

Compensation and Benefits

We believe it is important to provide competitive compensation and benefits programs for our employees. In addition to competitive salaries, we offer the following benefits, among others, which vary by employee level and by the country where an employee is located:
•contributory healthcare, dental and vision benefits;
•bonuses;
•stock awards;
•retirement programs (including pension and savings plans);
•health savings and flexible spending accounts;
•paid time off;
•paid parental leave;
•disability programs; and
•employee assistance programs.

Core Values

At B&W, our values of safety, ethics, quality, integrity, respect and agility are at the foundation of our business, and we are focused on efficiently integrating new employees into that culture, whether they join through the normal recruiting and hiring process, or as we have grown through strategic acquisitions.. We also believe in the importance of being a good corporate citizen, providing and supporting opportunities for our employees to make a positive impact in the communities where they live and work.

Our Board of Directors is actively engaged with our workforce practices and policies and regularly receives updates and provides input on key culture topics, including employee engagement, employee development and succession planning.

Patents and Patent Licenses

We currently hold a large number of U.S. and foreign patents and have various patent applications pending. We have acquired patents and technology licenses and granted technology licenses to others when we have considered it advantageous for us to do so. Although in the aggregate our patents and licenses are important to us, we do not regard any single patent or license or group of related patents or licenses as critical or essential to our business as a whole. In general, we depend on our technological capabilities and the application thereof, rather than patents and licenses, in the conduct of our various businesses.

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

Environmental

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of wastes disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of wastes to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows in any given year.

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

Compliance with such regulations has not had a material effect on our capital expenditures, results of operations or competitive position to date. For further discussion, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under "About B&W>Investor>Financial Reports," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials, to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We have also posted on our website our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Management, Board Members and Independent Director Information; Amended and Restated By-laws; charters for the Audit & Finance, Governance, Compensation, and Related Party Transactions Committees of our Board; Modern Slavery Transparency Statement; Conflict Minerals Policy; and Tax Strategy Statement. We are not including the information contained in our website as part of or incorporating it by reference into this Annual Report.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report. If any of these risks develop into actual or expected events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline.

The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading "Cautionary Statement Concerning Forward-Looking Information."

Risks Related to Our Business, Operations and Strategy

Our financial condition raises substantial doubt as to our ability to continue as a going concern, and since December 2022, we have entered into a number of amendments and waivers to our Debt Facilities to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder.

Our Consolidated Financial Statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since December 2022, we have entered into a number of amendments and waivers to our Debt Facilities to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder.

Although we currently have approximately $5.0 million available to borrow under our Credit Agreement, we expect that we will require additional financing to fund working capital to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. We have taken, or plan to take, certain actions to address our liquidity needs. Based on our ability to raise funds through such actions, we have concluded that it is probable we will have sufficient capital to meet our operating, debt service and capital requirements for the next twelve months. Failure to effectively execute our plans, as well as delays or disruptions in these plans due to circumstances outside of our control, could have an adverse effect on our financial position, results of operations and/or ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our Consolidated Financial Statements.

We are in need of additional financing to continue as a going concern, and current ongoing discussions with our lenders and other parties to secure additional financing may result in additional indebtedness and dilution to our existing shareholders.

We have experienced losses from operations in each of the past three years, have had negative operating cash flows during the years ended December 31, 2024 and 2023 and are dependent on our ability to raise capital in the timeframe required in our Credit Agreement to refinance prior to its maturity and in order to avoid an event of default under the Credit Agreement. Since April 2024, we have entered into a number of amendments and waivers to the Credit Agreement to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder. Since the first quarter of 2025, we have been nearly fully drawn on our Credit Facility, minimal additional amounts were available for borrowings or letters of credit, and we were in compliance with the terms of the Credit Agreement subject to the amendments received that extend through November 28, 2025 or further as the senior notes are refinanced, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We are actively in discussion with our current lenders, prospective new junior lenders, several holders of the senior notes and certain parties to further divest non-core assets to secure additional financing, refinancing and funding to continue as a going concern. These discussions have not yet resulted, and may never result, in a binding commitment by our lenders and other parties. There can be no assurance that our lenders or any other party will commit to provide additional financing consistent with these discussions or at all. If we are able to obtain additional financing, it may be on terms substantially different from our current discussions described above, and may require additional or different commitments by us with regard to other actions we will or will not take. If we fail to obtain necessary financing on acceptable terms or otherwise obtain short-term capital and continuing waivers with approval from our existing lenders, we may be unable to continue operation as a going concern.

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

We must refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity.

As described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, during 2021, we completed offerings of $151.2 million aggregate principal amount of our 8.125% Senior Notes due February 2026 and $151.4 million aggregate principal amount of our 6.50% Senior Notes due December 2026. In addition to the completed sales, we issued $35.0 million of the 8.125% Senior Notes to B. Riley, a related party, in exchange for a deemed prepayment of our then-existing Last Out Term Loan Tranche A-3. Depending on our future financial condition and results of operations, we may be unable to refinance our Notes Due 2026 on or prior to their maturity or at all.

In January 2024, we entered into a Credit Agreement, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The maturity date of the Credit Agreement is January 18, 2027, provided that by November 28, 2025, the Notes Due 2026 have not been refinanced pursuant to a Permitted Refinancing, as defined in the Credit Agreement. The Second Amendment further amended the Credit Agreement by sunsetting the option to increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement following the Specified Revolver Paydown, and extended the maturity date under the agreement from August 30, 2025 to October 31, 2025 in the event that the Indebtedness under any of the Company’s unsecured notes has not been refinanced pursuant to a permitted refinancing under the agreement. The October 31, 2025 maturity date was subsequently extended to November 28, 2025 in the Fourth Amendment to Credit Agreement, as described below in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The maturity date of the Credit Agreement otherwise remains January 18, 2027.

There can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital in the future on commercially reasonable terms or at all. If we are unable to refinance our Notes Due 2026 on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations, we may breach our obligations under either of the Notes Due 2026 and it may be necessary for us to reorganize, including through bankruptcy proceedings.

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

We are engaged in a highly competitive industry, and we have priced a number of our contracts on a fixed-price basis. Our actual costs could exceed our projections. We attempt to cover the increased costs associated with anticipated changes in labor, material and service costs of long-term contracts, either through estimates of cost increases, which are reflected in the original contract price, or through price escalation clauses. Despite these attempts, the cost and gross profit we realize on a fixed-price contract could vary materially from the estimated amounts because of supplier, contractor and subcontractor performance, changes in job conditions, variations in labor and equipment productivity and increases in the cost of labor and raw materials, particularly steel, and due to increases in tariffs over the term of the contract. These variations and the risks generally inherent in our industry may result in actual revenues or costs being different from those we originally estimated and may result in reduced profitability or losses on contracts. Some of these risks include:
•difficulties encountered on our large-scale contracts related to the procurement of materials, including due to increases in tariffs or trade wars, or due to schedule disruptions, equipment performance failures, engineering and design complexity, unforeseen site conditions, rejection clauses in customer contracts or other factors that may result in additional costs to us, reductions in revenue, claims or disputes;
•our inability to obtain compensation for additional work we perform or expenses we incur as a result of our customers or subcontractors providing deficient design or engineering information or equipment or materials;
•requirements to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts; and
•difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform resulting in contract delays or additional costs.

Disputes with customers with long-term contracts could adversely affect our financial condition.

We routinely enter into long-term contracts with customers. With long-term contracts, we may incur capital expenditures or other costs at the beginning of the contract that we expect to recoup through the life of the contract. Some of these contracts provide for advance payments to assist us in covering these costs and expenses. A dispute with a customer during the life of a long-term contract could, and in the past has, impacted our ability to receive payments or otherwise recoup incurred costs and expenses.

Our contractual performance may be affected by third parties’ and subcontractors’ failure to meet schedule, quality and other requirements in our contracts, which could increase costs, scope, or technical difficulty or in extreme cases, limit our ability to meet contractual requirements.

We conduct significant portions of our business by engaging in long-term contracts related to highly complex, customized equipment or facilities for electrical generation, industrial processes, and/or environmental compliance. The complexity of these contracts generally necessitates the participation of others, including third-party suppliers, subcontractors, equipment or part manufacturers, partner companies, other companies with whom we do not have contractual relationships, customers, financing organizations, regulators and others. Our reliance on these parties subjects us to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. Third-party supplier and subcontractor business interruptions could include but are not limited to, interruptions to business operations due to a pandemic or other health crises, work stoppages, union negotiations, other labor disputes and payment disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products, materials, or services in a timely manner, or at all.

While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen, and we may become subject to the risk of others’ performance and other circumstances or requirements that may or may not be within our control or influence. Delays, changes or failures of others, including third-party suppliers and subcontractors, could subject us to additional costs, delays, technical specification changes, contractual penalties or other matters for which we may be unable to obtain compensation, or compensation may not be sufficient. In extreme cases, the direct or indirect effects of such matters may cause us to be unable to fulfill our contractual requirements.

A material disruption at one of our manufacturing facilities or a third-party manufacturing facility that we have engaged could adversely affect our ability to generate sales and result in increased costs.

Our financial performance could be adversely affected due to our inability to meet customer demand for our products or services in the event of a material disruption at one of our manufacturing or services facilities. Equipment failures, natural disasters, power outages, fires, including wildfires, explosions, terrorism, adverse weather conditions, labor disputes or other influences could create a material disruption. Interruptions to production could increase our cost of sales, harm our reputation and adversely affect our ability to attract or retain our customers. Our business continuity plans may not be sufficient to address disruptions attributable to such risks. Any interruption in production capability could require us to make substantial capital expenditures to remedy the situation, which could adversely affect our financial position and results of operations.

If our co-venturers fail to perform their obligations on a contract or if we fail to coordinate effectively with our co-venturers, we could be exposed to legal liability, damage to reputation, reduced profit, or liquidity challenges.

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

Our growth strategy includes strategic acquisitions, which we may not consummate or successfully integrate.

We have made acquisitions to grow our business, enhance our global market position and broaden our product offerings and intend to continue to make these acquisitions. Our ability to successfully execute acquisitions will be impacted by factors including the availability of financing on terms acceptable to us, the potential reduction of our ability or willingness to incur debt to fund acquisitions due to macroeconomic conditions, our financial results, the willingness of target companies to sell, our ability to identify acquisition candidates that meet our valuation parameters and competition for acquisitions.

The success of any acquisition, as well as our ability to realize their anticipated benefits, depends in large part on our ability to successfully integrate each business. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, the integration process can be complex and time consuming. If we fail to successfully integrate an acquisition, we may not achieve the desired net benefit in the timeframe planned or we may not realize the planned benefits from our acquisitions. Potential difficulties we may encounter as part of the integration process include (i) the inability to successfully integrate transportation networks; (ii) complexities and unanticipated issues associated with integrating such businesses’ complex systems, technologies and operating procedures; (iii) integrating workforces while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; and (vi) the inability to improve on historical operating results.

Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction.

We continue to evaluate strategic alternatives for our business lines and assets to improve our capital structure, such as the decision in the third quarter of 2023 to sell B&W Solar. There can be no assurance that these ongoing strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

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

Our backlog was $540.1 million as of December 31, 2024 and $368.2 million at December 31, 2023. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of contract cancellations or changes in scope and/or schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from contracts in backlog.

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

Our operations are subject to various risks, which could expose us to potentially significant professional liability, product liability, warranty and other claims. Our insurance coverage may be inadequate to cover all of our significant risks, our insurers may deny coverage of material losses we incur, or we may be unable to obtain additional insurance coverage in the future, any of which could adversely affect our profitability and overall financial condition.

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

We endeavor to identify and obtain in established markets insurance agreements to cover significant risks and liabilities. Insurance against some of the risks inherent in our operations is either unavailable or available only at rates or on terms that we consider uneconomical. Also, catastrophic events customarily result in decreased coverage limits, more limited coverage, additional exclusions in coverage, increased premium costs and increased deductibles and self-insured retentions. Risks that we have frequently found difficult to cost-effectively insure against include, but are not limited to, business interruption, including interruptions related to health crises and other global events, property losses from wind, flood and earthquake events, war and confiscation or seizure of property in some areas of the world, pollution liability, liabilities related to occupational health exposures (including asbestos), the failure, misuse or unavailability of our information systems, the failure of security measures designed to protect our information systems from cybersecurity threats, and liability related to risk of loss of our work in progress and customer-owned materials in our care, custody and control. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers. When obtained, such contractual indemnification protection may not be as broad as we desire or may not be supported by adequate insurance maintained by the customer. Such insurance or contractual indemnity protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations. Moreover, certain accidents or failures, including accidents resulting in bodily injury or harm, could disqualify us from continuing business with customers, and any losses arising thereby may not be covered by insurance or other indemnification.

Our wholly owned captive insurance subsidiary provides workers' compensation, employer's liability, commercial general liability, and automotive liability insurance and, from time to time, builder's risk insurance (within certain limits) to support our operations. We may also, in the future to have this insurance subsidiary accepts other risks that we cannot or do not wish to transfer to outside insurance companies. These risks may be considerable in any given year or cumulatively. Our insurance subsidiary has not provided significant amounts of insurance to unrelated parties. Claims as a result of our operations could adversely impact the ability of our insurance subsidiary to respond to all claims presented.

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

If we fail to develop new products, or customers do not accept them, our business could be adversely affected.

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

Risks Related to Our Industry

We derive substantial revenues from electric power generating companies and other steam-using industries. Demand for our products and services depends on spending in these historically cyclical industries. Additionally, legislative and regulatory developments relating to industry plans for spending within the United States and elsewhere.

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

The availability of natural gas in great supply has caused from time to time, in part, low prices for natural gas in the United States, which has led to more demand for natural gas relative to energy derived from coal. A material decline in spending by electric power generating companies and other steam-using industries on coal-fired power plants over a sustained period of time could materially and adversely affect the demand for our power generation products and services and, therefore, our financial condition, results of operations and cash flows. This scrutiny and other economic incentives including tax advantages, have promoted the growth of wind, solar and nuclear power, among others, and a decline in cost of renewable power plant components and power storage. The recent economic environment and uncertainty concerning new environmental legislation or replacement rules or regulations in the United States and elsewhere has caused many of our major customers, principally electric utilities, to delay making substantial expenditures for new plants, and delay upgrades to existing power plants.

Demand for our products and services is vulnerable to macroeconomic downturns and industry conditions.

Demand for our products and services has been, and we expect that demand will continue to be, subject to significant fluctuations due to macroeconomic and industry conditions, including but not limited to, the cyclical nature of the industries we serve, inflation, geopolitical issues, the availability and cost of credit, volatile oil and natural gas prices, tariffs and trade wars, business and consumer confidence, unemployment levels and energy conservation measures.

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

Supply chain issues, including shortages of adequate component supply that increase our costs or cause delays in our ability to fulfill orders, and/or our failure to estimate customer demand properly could have an adverse impact on our business and operating results and our relationships with customers.

We rely on our supply chain for components and raw materials to manufacture our products and provide services to our customers, and supplier underperformance could have an adverse impact on our business and operating results. A reduction or interruption in supply, including disruptions due to a pandemic, geopolitical conflicts (including the ongoing conflicts in Ukraine and the Middle East), a significant natural disaster, shortages in global freight capacity, significant increases in the price of critical components and raw materials, including due to increased tariffs or trade wars, a failure to appropriately forecast or adjust our requirements for components or raw materials based on our business needs could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Our vendors also may be unable to meet our demand, significantly increase lead times for deliveries or impose significant price increases that we are or may be unable to offset through alternate sources of supply, price increases to our customers or increased productivity in our operations.

Our operations use raw materials in various forms and components and accessories for assembly, which are available from numerous sources. We generally purchase these raw materials and components as needed for individual contracts. We do not depend on a single source of supply for any significant raw materials. Although no serious shortage exists at this time, growth or volatility in the global economy may exacerbate pressures on us and our suppliers, which could affect our operating and financial results.

Risks Related to Our Financial Condition

The financial and other covenants in our debt agreements may adversely affect us.

Our Debt Facilities contain financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives should we take on additional indebtedness for acquisition or other strategic objectives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. Our compliance with the covenants of our Debt Facilities may be adversely affected by severe market contractions or disruptions to the extent they reduce our earnings for a prolonged period, and we are not able to reduce our debt levels or cost structure accordingly. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on, win and complete various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. There are $41.3 million total outstanding letters of credit as of December 31, 2024. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2024, was $3.1 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $0.8 million as of December 31, 2024. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $4.4 million are subject to foreign currency revaluation and $15.7 million backstop certain surety bonds. We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2024, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $177.8 million. The aggregate value of the letters of credit backstopping surety bonds was $15.7 million. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that have been awarded or are underway. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. As of December 31, 2024, goodwill and other indefinite-lived intangible assets totaled $101.2 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of Operations. No indicators of goodwill impairment were identified for our reporting units at the measurement date. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

We are exposed to credit risk and may incur losses as a result of such exposure.

We conduct our business by obtaining orders that generate cash flows in the form of advances, contract progress payments and final payments in accordance with the underlying contractual terms. We are thus exposed to potential losses resulting from contractual counterparties' failure to meet their payment obligations or to delay in making payments, which could reduce our liquidity and increase the need to resort to other sources of financing, with possible adverse effects on our business, financial condition, results of operations and cash flows. In some cases, we have joint and several liability with consortium partners in our projects and we may be subject to additional losses if our partners are unable to meet their contractual obligations.

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

We rely on information systems, including the Internet, to process, transmit and store electronic sensitive and confidential information, to manage and support a variety of business processes and activities and to comply with regulatory, legal and tax requirements. While we maintain some of our critical information systems, we are also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions.

We face various threats to our information systems, including cyber threats, ransomware attacks, phishing attacks, threats to the physical security of our facilities and infrastructure from natural or man-made incidents or disasters, threats from insider and terrorist acts, as well as the potential for business disruptions associated with these threats. We have been, and will likely continue to be, subject to cybersecurity threats and other attempts to threaten our information systems. A cybersecurity incident could include attempts to gain unauthorized access to our proprietary information and personal data that we process and maintain, attacks from malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, phishing scams or other forms of deception. Although we utilize a combination of tailored and industry standard security measures and technology to monitor and mitigate these threats, we cannot guarantee that these measures and technology will be sufficient to prevent current and future threats to our information systems from materializing. Furthermore, we may have little or no input into security measures employed by third-party service providers, which could ultimately prove to be a vector of a cybersecurity threat or cybersecurity incident.

If these information systems are damaged, intruded upon, attacked, shutdown or cease to function properly, whether by misconfiguration, planned upgrades, force majeure events, telecommunication failures, malware or viruses, or other cybersecurity incidents and our business continuity plans do not mitigate the issues in a timely manner, the services we provide to customers, the value of our investment in research and development efforts and other intellectual property, our product sales, our ability to comply with regulations related to information contained on our information technology systems, our financial condition, results of operations and stock price may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, litigation with third parties, reputational damage from security breaches involves personal data or loss of confidential information or the software we use being compromised, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

To address risks to our information systems, we continue to invest in our systems and training of our personnel. As necessary, we replace and/or upgrade financial, human resources and other information systems. These activities subject us to inherent costs and risks associated with replacing and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. Our systems implementations and upgrades may not result in productivity improvements at the levels anticipated, or at all. In addition, the implementation of new technology systems may cause disruptions in our business operations. Such disruption and any other information system disruptions, and our ability to mitigate those disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition, results of operations and stock price.

Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, which could result in investigations, claims, changes to our business practices, increased cost of operations, or reputational damage, any of which could seriously harm our business.

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations, including restrictions on the cross-border transfer of information. Similar obligations and restrictions exist under United Kingdom data protection law, including the UK GDPR and the UK Data Protection Act. If we are not compliant with GDPR or UK GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. We are certified under and currently rely upon the EU-U.S. Data Privacy Framework ("EU-U.S. DPF") and/or the UK Extension of the EU-U.S. DPF, as well as certain approved forms of data protection agreements, called Standard Contractual Clauses, for data transfers from EU and UK to the US. These transfer mechanisms may be subject to challenge or invalidation, which may restrict the transfer of personal data which could impact our operations and increase our costs.

In addition, the California Consumer Privacy Act and the California Privacy Rights Act placed additional requirements on the handling of personal data, including employee data. Similar laws have passed in Virginia, Connecticut, Utah, Colorado, Indiana, Montana and Oregon and have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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
•tariffs, duties, trade sanctions or trade wars and other trade barriers imposed by countries that restrict or prohibit business transactions in certain markets or in certain goods;
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

We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations, but it could be material.

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
•executive action; and
•legislative action.

In addition, if existing laws or regulations are amended or are interpreted or enforced differently or if new environmental legislation or regulations are enacted or implemented, we or our customers may be also required to obtain additional operating permits or approvals. See "Risks Related to Environmental Regulation" below for further information.

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

Risks Related to Our International Operations

Our business may be affected by sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

As a result of Russia's invasion of Ukraine, the United States, the United Kingdom and the European Union governments, among others, have developed coordinated sanctions and export control measure packages.

Based on the public statements to date, these packages may include:

•comprehensive financial sanctions against Russian banks (including SWIFT cut off);
•additional designations of Russian individuals with significant business interests and government connections;
•designations of individuals and entities involved in Russian military activities;
•enhanced export controls and trade sanctions targeting Russia's import of certain goods; and
•closure of airspace to Russian aircraft.

Moreover, as the Russia-Ukraine conflict continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export controls or other economic or military measures against Russia.

We utilize a restricted party screening process completed by a third party to monitor compliance with applicable trade restrictions, including those trade restrictions implemented in response to the Russian invasion of Ukraine.

The impact of the Russia-Ukraine conflict, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and could adversely affect our business, supply chain, partners or customers. In addition, the continuation of the Russia-Ukraine conflict could lead to other disruptions, instability and volatility in global markets and industries that could negatively impact our operations.

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the UK Anti-Bribery Act or other anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (the "FCPA") generally prohibits companies and their intermediaries from making improper payments to non-United States government officials. Our training program, audit process and policies mandate compliance with the FCPA, the UK Anti-Bribery Act (the "UK Act") and other anti-bribery laws. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in some circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations of the FCPA, the UK Act or other anti-bribery laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including agents, promoters or employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions.

Our international operations are subject to political, economic and other uncertainties not generally encountered in our domestic operations.

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the U.S. represented approximately 35%, 31% and 26% of total revenues for continuing operations for the years ended December 31, 2024, 2023 and 2022, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include, but are not limited to:
•risks of war, terrorism and civil unrest;
•expropriation, confiscation or nationalization of our assets;
•renegotiation or nullification of our existing contracts;
•changing political conditions and changing laws and policies affecting trade and investment, such as tariffs and trade wars;
•overlap of different tax structures;

•changes in foreign currency exchange rates; and
•tariffs, price controls and trade agreements and disputes.

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

We have international operations primarily in Europe, Canada, and Mexico. For the year ended December 31, 2024, international operations accounted for approximately 35% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. Although we do not currently engage in currency hedging activities, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods, particularly in connection with imports used in our renewable business and resulted in additional risks to our supply chain. We have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate prolonged tariffs. Further, uncertainties about future tariff changes, including in connection with tariffs proposed and adopted in connection with the Trump Administration, could result in mitigation actions that prove to be ineffective or detrimental to our business.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly in future periods due to a number of factors, many of which are beyond our control, including, but not limited to:
•fluctuations in our quarterly or annual earnings or those of other companies in our industry;
•failure of our operating results to meet the estimates of securities analysts or the expectations of our shareholders;
•securities analysts' changes in their estimates of our future earnings;
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

Substantial sales, or the perception of sales, of our common stock by us or certain of our existing shareholders could cause our stock price to decline and future issuances may dilute our common shareholders' ownership.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had an aggregate of approximately 95.1 million shares of common stock outstanding, approximately 28.8 million shares of which were held by B. Riley. We entered into the Registration Rights Agreement with B. Riley and other shareholders on April 30, 2019, pursuant to which B. Riley has customary demand and piggyback registration rights for all shares of our common stock they beneficially own. We filed a resale shelf registration statement on behalf of the shareholders party to the Registration Rights Agreement permitting the resale of approximately 25.6 million shares of our common stock that were issued to B. Riley and the other shareholders party thereto. We may also be required to register for resale any additional shares of our common stock that B. Riley may acquire in the future.

Any sales of substantial amounts of our common stock, or the perception that these sales might occur, could lower the market price of our common stock and limit our ability to raise capital through the issuance of equity securities. Any sales, or perception of sales, by our existing shareholders could also impact the perception of shareholder support for us, which could in turn negatively affect our customer and supplier relationships. Further, if we were to issue additional equity securities (or securities convertible into or exchangeable or exercisable for equity securities) to raise additional capital, including in connection with any financing, our shareholders' ownership interests in us will be diluted and the value of our common stock may be reduced.

B. Riley has significant influence over us.

As of December 31, 2024, B. Riley controls approximately 30.3% of the voting power represented by our common stock. B. Riley currently has the right to nominate one member of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. As a result of these arrangements, B. Riley has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. If B. Riley were to act together with other shareholders on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. B. Riley can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley may have an adverse effect on the price of our common stock, and the interests of B. Riley may not be consistent with the interests of our other shareholders.

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

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of us, even if that change may be considered beneficial by some shareholders.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a change in control of us that a shareholder may consider favorable.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal and are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of us and our shareholders.

Risks Relating to the 2015 Spin-Off from our Former Parent

Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect us.

The master separation agreement with BWXT provides for, among other things, the principal corporate transactions required to affect the spin-off, certain conditions to the spin-off and provisions governing the relationship between us and BWXT with respect to and resulting from the spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as those obligations of BWXT assumed by us pursuant to the master separation agreement. If we are required to indemnify BWXT under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities.

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

Risks Relating to Tax Matters

We could be subject to changes in tax rates or tax law, adoption of new regulations, changing interpretations of existing law or exposure to additional tax liabilities in excess of accrued amounts that could adversely affect our financial position.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or in their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Generally, future changes in applicable U.S. or foreign tax laws and regulations, including the Organisation for Economic Co-operation and Development's ("OECD") Global Minimum Tax ("Pillar 2") initiative, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the ability to realize deferred tax assets and changes in uncertain tax positions. A significant increase in our effective tax rate could have a material adverse effect on our profitability and liquidity.

Our ability to use NOL and certain tax credits to reduce future tax payments could be further limited if we experience an additional "ownership change".

Some or all of our deferred tax assets, consisting primarily of NOLs and interest carryforwards that are not currently deductible for tax purposes, could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or if we enter into transactions that limit our right to use them, which includes transactions that result in an "ownership change" under Section 382 of the IRC.

Sections 382 and 383 of the IRC limits for U.S. federal income tax purposes, the annual use of NOL carryforwards and disallowed interest carryforwards and tax credit carryforwards, respectively, following an ownership change. Under Section 382 of the IRC, a company has undergone an ownership change if shareholders owning at least 5% of the company have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, we determined that a Section 382 ownership change occurred in July 2019 as a result of the Equitization

Transactions. If we experience subsequent ownership changes, certain NOL carryforwards (including previously disallowed interest carryforwards) may be subject to more than one section 382 limitation.

General Risk Factors

Our business could be harmed if we fail to maintain effective internal control over financial reporting, and we have identified certain material weaknesses as of December 31, 2024.

As discussed in Part II, Item 9A. of this Annual Report, we identified certain material weaknesses as of December 31, 2024 in five components of internal control based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the existence of these material weaknesses, we concluded that our internal control over financial reporting was not effective as of December 31, 2024. While we do not believe that these material weaknesses have impacted the accuracy or reporting of our consolidated financial results, until these material weaknesses are remediated, or should new material weaknesses arise or be discovered in the future, there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In addition, we may experience delays in satisfying our reporting obligations to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these could adversely affect our business and the value of our common stock, and we may be unable to maintain compliance with NYSE listing standards.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices, which could result in volatility in our results of operations.

We prepare our financial statements in conformity with GAAP. These accounting principles are subject to interpretation or changes by FASB and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results and may even affect our reporting of transactions completed before the change is announced or effective.

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

A substantial portion of our current and retired employee population is covered by pension and postretirement benefit plans, the costs and funding requirements of which depend on our various assumptions, including estimates of rates of return on benefit-related assets, discount rates for future payment obligations, rates of future cost growth, mortality assumptions and trends for future costs. Actual results that vary unfavorably from these estimates could have a material adverse effect on us. Our policy to recognize these variances annually through mark-to-market accounting could result in volatility in our results of operations, which could be material. The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, we could be required to make larger contributions.

As of December 31, 2024, our defined benefit pension and postretirement benefit plans were underfunded by approximately $184.6 million. In addition, certain of these postretirement benefit plans were collectively bargained, and our ability to curtail or change the benefits provided may be impacted by contractual provisions set forth in the relevant union agreements and other plan documents. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity

Cybersecurity risk management and strategy
Our cybersecurity risk management program is integrated into our enterprise risk management processes and is informed by recognized cybersecurity industry frameworks and standards, including the National Institute of Standards and Technology. We use these frameworks, together with information collected from internal assessments, to develop policies for use of our information systems and assets (for example, B&W business information and information resources such as computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multi-factor authentication and malware defenses. We also work with internal stakeholders to integrate foundational cybersecurity principles throughout our operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information.

We have implemented a risk-based approach to our cybersecurity processes, inclusive of risks associated with our use of third-party IT service providers, which considers the sensitivity and volume of the relevant data, the potential effects on third parties and individuals and the needs of our business in determining what risk mitigation, remediation or prevention actions are appropriate.

In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our most critical systems, data or facilities that house such systems or data, and establish contractual terms and oversight to manage and reduce the risks associated with such third-party vendors. Such contractual terms include requirements to provide notification of cyber incidents involving our systems or data and requirements to provide industry-accepted disclosures, such as SOC 2 Type II reports, on a regular basis.

We utilize several cybersecurity tactics, techniques, processes and controls to aid in our efforts to assess, identify, and manage material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents (as defined in Item 106(a) of Regulation S-K), including, among others, the following:

•maintain a Security Operations Center to support visibility to cybersecurity incidents in real time;
•require all salaried employees to complete an annual cybersecurity training program where specific threats and scenarios are highlighted based on our analysis of current risks to the organization;
•provide regular cybersecurity awareness and confidential information protection training and conduct phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•maintain a Cybersecurity Incident Response Plan, which provides a framework for handling cybersecurity incidents based on, among other factors, the potential severity of the incident and facilitates cross-functional coordination of our response to such incidents, should they occur;
•maintain cybersecurity insurance and regularly review our policy and levels of coverage based on current risks;
•monitor emerging data protection and cybersecurity laws, and implement changes to our processes and systems designed to comply, and through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•conduct several cyber-specific penetration tests per year; and
•engage consultants and other third parties, as appropriate, in connection with our cybersecurity practices.

Governance of cybersecurity risk management
Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. Management is responsible for day-to-day assessment and management of cybersecurity risks. The IT Executive Steering Committee, comprised of a cross-functional group of our executive management, leads management's oversight of the IT function, including IT risk management. The IT Steering Committee, comprised of operational management, provides tactical oversight of the IT function, including IT risk management

Our Director of IT has primary oversight of material risks from cybersecurity threats. Our Director of IT has 20 years of experience across various software engineering, IT security and compliance, business and management roles, including serving as the Director of Engineering Applications and Data Management, leading the development and implementation of information technology strategies and roadmaps for Digital and Engineering applications group. The Director of IT is supported by our Director of IT Security and Compliance, who has more than 10 years of experience in information technology and IT security.

Our Director of IT and Manager of IT Cybersecurity, Compliance and Data Privacy assess our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. We have governance and compliance structures that are designed to elevate potential threats or vulnerabilities relating to cybersecurity to our Director of IT, IT Steering Committee and IT Executive Steering Committee. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.

Our Director of IT meets with the IT Steering Committee monthly to review our information technology systems and discuss key cybersecurity risks. In addition, quarterly the Director of IT reviews our entire risk management program, which includes cybersecurity risks, with the IT Executive Steering Committee and the Board of Directors.

Material cybersecurity risks, threats & incidents
To date, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial position. However, there can be no guarantee that we will not be the subject of future threats or incidents, and we can give no assurance that we have detected all cybersecurity incidents or cybersecurity threats. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties

The following table provides the primary segment, location and general use of each of our principal properties that we own or lease as of December 31, 2024.

Business Segment and Location	Principal Use	Owned/Leased (Lease Expiration)
B&W Renewable segment
Taastrup, Denmark (1)	Administrative office	Leased (2029)
Esbjerg, Denmark (1)	Administrative office	Leased (2029)
Massillon, Ohio	Production facility under construction	Leased (2028)
B&W Thermal segment
Akron, Ohio	Administrative office	Leased (2034)
Lancaster, Ohio	Manufacturing facility	Leased (2041)
Copley, Ohio	Warehouse / service center	Leased (2033)
Dumbarton, Scotland	Manufacturing facility	Owned
Guadalupe, NL, Mexico	Manufacturing facility	Leased (2039)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2029)
Dartmouth, Nova Scotia, Canada	Manufacturing facility	Leased (2029)
Tucker, Georgia	Administrative office / warehouse	Leased (2028)
Chanute, Kansas	Manufacturing facility	Leased (2043)
(1) Leased office space that relates to our Vølund business that is now considered discontinued operations, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

For information regarding ongoing investigations and litigation, see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which we incorporate by reference into this Item.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol BW.

As of February 28, 2025, we had 830 stockholders of record of our common stock.

See Part III, Item 12 of this Annual Report for information about our equity compensation plans. In accordance with the provisions of the employee benefit plans, we can acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. We did not repurchase any of our equity securities during the quarter ended December 31, 2024. We do not have a general share repurchase program at this time.

We have a history of paying cash dividends and currently expect that comparable cash dividends will continue to be paid in the future. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments.

The following graph provides a comparison of our cumulative total shareholder return over five years through December 31, 2024 to the return of the S&P 500, the Russell 2000 and our custom peer group.

Babcock & Wilcox Enterprises, Inc.
S&P 500
Russell 2000
Custom Peer Group
275
250
225
200
175
150
125
100
75
50
25
Index value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period ending

Assumes initial investment of $100 on December 31, 2019.
The Company's peer group, including the "custom peer group" used for the comparison above is comprised of the following companies:

AMETEK, Inc.	Dycom Industries, Inc.	MasTec, Inc.
CECO Environmental Corp.	Enerpac Tool Group Corp.	Primoris Services Corporation
Chart Industries, Inc.	Enviri Corporation	SPX Technologies, Inc.
Crane Company	Flowserve Corporation	Tetra Tech, Inc.
Curtiss-Wright Corporation	IDEX Corporation

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in the Consolidated Financial Statements and Supplemental Data in Item 8 within this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Concerning Forward-Looking Information.

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended December 31, 2024 and 2023. We have also included a comparison of the Results of Operations for the years ended December 31, 2023 and 2022 for all of our segment discussions below. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations. For additional comparison of the years ended December 31, 2023 and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed on March 15, 2024 and amended on March 26, 2024. Our consolidated financial statements are prepared in conformity with GAAP. Our discussion of financial results include non-GAAP measures (e.g., foreign currency impact, EBITDA, Adjusted EBITDA) to provide additional information concerning our financial results that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends. Unless otherwise noted, discussion of our business and results of operations refers to our continuing operations.

BUSINESS OVERVIEW

We are a globally focused renewable, environmental and thermal technologies provider with over 155 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized into three market-facing reporting segments. For a description of our reportable segments see Item 1, Business of this Form 10-K.

Customer demand is heavily affected by the variations in our customers' business cycles, power demand in their operating territories, and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

We have manufacturing facilities in Canada, Mexico, the United States and the United Kingdom. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we continue to make significant progress to make our cost structure more variable and to reduce costs. We expect our cost saving measures to continue to translate to bottom-line results, with top-line growth driven by opportunities for our core technologies and support services across the B&W Renewable, B&W Environmental and B&W
Thermal segments globally.

We continue to explore other cost saving initiatives to improve cash generation and evaluate additional non-core business and asset sales to continue to strengthen our liquidity. These have been and may continue to be important factors that could cause our actual results to differ materially from those indicated in these statements. If one or more events related to these or other risks or uncertainty materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

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

Discontinued Operations

Vølund

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business resulting in a significant change that would impact our business. As of December 31, 2024, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale.

For 2024, annual revenue decreased to $34.5 million from $81.4 million in 2023 primarily as a result of several larger projects that had higher volume of work in 2023 than in 2024. The annual Operating loss for 2024 was $18.5 million, which is slightly higher than the Operating loss of $16.4 million for 2023 as a result of the aforementioned reduction of revenue due to the lack of larger projects to replace the larger volume of work in 2023. For 2023, annual revenue decreased from $98.5 million in 2022 as the aforementioned larger projects that were in process and had larger volume of work in 2022 than in 2023. This decrease in revenue is also the primary cause for the decrease in Operating Loss from $4.2 million in 2022 as well as increased expenses in the O&M contracts that have since been exited.

B&W Solar

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event that required us to immediately perform certain valuations. Certain trade accounts receivable and contract assets were determined to be uncollectible, resulting in charges of $17.6 million. During 2023, we recognized an impairment of $56.6 million, or the entire balance of goodwill associated with B&W Solar. These charges have been included in Loss from discontinued operations, net of tax in the Consolidated Statements of Operations. The impairment charges and additional contract losses during the year ended December 31, 2023 totaled $56.6 million and $44.1 million, respectively.

Certain circumstances beyond our control have extended the period required to complete the sale within one year. Specifically, market conditions driven by uncertainties with potential administration changes and related impacts to the solar industry. We initiated actions necessary to respond to the change in circumstances by engaging an advisory service provider with more specialized industry qualifications. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of December 31, 2024

For 2024, annual revenue increased to $68.4 million from $34.7 million in 2023 as a result of three large projects being executed in Pennsylvania. Operating loss for 2024 improved to $20.8 million from $117.9 million in 2023 as a result of 2023 including asset impairments as a result of being classified as available for sale and several loss-making contracts occurring in 2023 as well as 2024 including a $6.8 million gain due to an insurance claim settlement. Revenue for 2023 decreased from $41.9 million in 2022 as a result of lower volume in regard to projects in New York. Operating Loss for 2023 increased from the Operating loss in 2022 of $6.5 million as a result of the impairments and loss-making contracts occurring in 2023 as well as 2022 including a $9.6 million gain due on the change in fair value of the contingent consideration from the acquisition.

BWRS, SPIG and GMAB

In addition to the B&W Solar and Vølund businesses, discontinued operations include the following subsidiaries divested in 2024: BWRS, SPIG, and GMAB. These sale transactions were part of a previously announced strategy to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. Results of operations and cash flows for these businesses and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG ("Buyer"). The sale of BWRS to the Buyer was completed the same day. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs.

SPIG and GMAB

On October 8, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, entered into an agreement to sell the entire issued and outstanding share capital of our Italy-based SPIG and Sweden-based GMAB subsidiaries, to Auctus Neptune Holding S.p.A, which closed on October 30, 2024. We received net cash proceeds of $33.7 million and recorded an impairment of $5.8 million. The proceeds were used to support working capital needs and reduce outstanding debt. We recorded a gain of $14.1 million on this divestiture.

RESULTS OF OPERATIONS–YEARS ENDED DECEMBER 31, 2024 AND 2023

Components of Our Results of Operations

Revenue

Our revenue is the total amount of income generated by our business and consists primarily of income from our renewable, environmental and thermal technology solutions and services we provide to a broad range of industrial, electric utility and other customers. Revenue from our operations is assessed based on our three market-facing segments. B&W Renewable, B&W Environmental and B&W Thermal.

Operating income (loss)

Operating income (loss) consists primarily of our revenue minus costs and expenses, including cost of operations, SG&A and advisory fees and settlement costs.

Net loss

Net loss consists primarily of operating income minus other income and expenses, including interest expense, foreign exchange, expense related to our benefit plans, and provision for income taxes.

Consolidated Results of Operations

The following discussion of our consolidated and business segment results of operations includes a discussion of Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA differs from net (loss) income, the most directly comparable measure calculated in accordance with GAAP. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our operating performance period to period. A reconciliation of net (loss) income to Adjusted EBITDA is included in "Non-GAAP Financial Measures" below.

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenues:
B&W Renewable segment	$110,134	$140,835	$122,765
B&W Environmental segment	109,390	108,655	81,822
B&W Thermal segment	497,879	499,216	415,104
Eliminations	(70)	(21,391)	(10,254)
Total Revenue	$717,333	$727,315	$609,437
2024 vs 2023 Consolidated Results

Revenues decreased by $10.0 million to $717.3 million in 2024 as compared to $727.3 million in 2023, driven by a decline in our B&W Renewable segment related to lower pulp and paper projects and lower volume on a European renewable job in 2024.

Operating income increased $8.5 million from $16.6 million in 2023 to $25.1 million in 2024, primarily due to higher volume related to a natural gas conversion project, environmental projects as well as lower expenses, partially offset by a decrease of $11.7 million due to a large project in our U.S. construction business that was completed in 2023 and not fully replaced in 2024 in our B&W Thermal segment.

Net loss from continuing operations decreased by $2.8 million to $73.0 million in 2024 from $75.8 million in 2023, driven by increased operating income (as discussed in the paragraph above) and offset by a loss on debt extinguishment of $7.3 million attributable to terminating the Revolving and Letter of Credit Agreements with PNC and MSD.

2023 vs 2022 Consolidated Results

Revenues increased by $117.9 million to $727.3 million in 2023 as compared to $609.4 million in 2022, primarily attributable to increased revenue of $79.4 million in our global parts and services business across all segments and $55.0 million due to a large new construction project in 2023, partially offset by a slight decline in service projects.

Operating income increased $17.8 million from $(1.2) million in 2022 to $16.6 million in 2023, primarily due to increased gross margin from higher revenues.

Net loss from continuing operations increased by $61.6 million to $75.8 million in 2023 from $14.2 million in 2022, primarily attributable to a $75.0 million swing in benefit plans cost from a $37.5 million benefit in 2022 to a $37.5 million expense in 2023, offset slightly by the increased operating income described above.

Bookings and Backlog

Bookings and backlog are our measures of remaining performance obligations under our sales contracts. Management believes these metrics provide investors, lenders and other users of our financial statements with a leading indicator of future revenues. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

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

Bookings include additions related to new business or increases in project scope, subtractions due to customer cancellations or reductions in project scope, changes in estimates that affect selling price and revaluation of backlog denominated in foreign currency. We believe comparing bookings on a quarterly basis or for periods less than one year is less meaningful than for longer periods, and that shorter-term changes in bookings may not necessarily indicate a material trend.

Total bookings as of December 31, 2024 and 2023 was as follows:

	Year ended December 31,
(in millions)	2024	2023
B&W Renewable	$108.1	$130.1
B&W Environmental	65.2	108.3
B&W Thermal	716.6	409.9
Other/eliminations	(0.3)	(9.6)
Total bookings	$889.6	$638.7

Our backlog as of December 31, 2024 and 2023 was as follows:

	December 31,
(in millions)	2024	2023
B&W Renewable	$53.6	$62.7
B&W Environmental	42.1	87.8
B&W Thermal	437.2	210.6
Other/eliminations	7.2	7.1
Backlog	$540.1	$368.2

Of the backlog as of December 31, 2024, we expect to recognize revenues as follows:

(In millions)	2025	2026	Thereafter	Total
B&W Renewable	$32.6	$19.8	$1.2	$53.6
B&W Environmental	25.6	15.6	0.9	42.1
B&W Thermal	287.8	140.7	8.7	437.2
Other/eliminations	7.2	—	—	7.2
Expected revenue from backlog	$353.2	$176.1	$10.8	$540.1

Non-GAAP Financial Measures

We use non-GAAP financial measures internally to evaluate our performance and make financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliations, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

The following discussion of our business segment results of operations includes a discussion of Adjusted EBITDA. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 5 to the Consolidated Financial Statements, we believe the presentation of Adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

Adjusted EBITDA on a consolidated basis is defined as the sum of the Adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the Adjusted EBITDA presented in this report is consistent with the manner in which our CODM primarily reviews the results of operations and makes strategic decisions about the business. Our CODM is the chief executive officer and on a quarterly basis reviews actuals to budgets and forecasts when making decisions. Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(59,779)	$(196,971)	$(26,584)
Income (loss) from discontinued operations, net of tax	13,183	(121,177)	(12,398)
Loss from continuing operations	(72,962)	(75,794)	(14,186)
Interest expense, net	45,332	41,486	39,211
Income tax expense	12,172	9,818	9,071
Depreciation & amortization	11,125	14,300	16,247
EBITDA	(4,333)	(10,190)	50,343

Impairment of goodwill and long-lived assets	3,729	—	—
Benefit plans, net	31,937	37,505	(37,528)
(Gain) loss on asset sales, net	(354)	134	(2,523)
Stock compensation	4,509	7,121	7,487
Restructuring activities and business services transition costs	1,296	2,619	5,981
Advisory fees for settlement costs and liquidity planning	1,234	1,107	1,509
Loss on debt extinguishment	7,267	—	—
Settlement and related legal costs (recoveries)	4,044	(1,474)	9,109
Acquisition pursuit and related costs	643	827	5,504
Product development (1)	8,228	9,023	4,100
Foreign exchange	109	2,594	1,025
Financial advisory services	—	—	1,424
Letter of credit fees	7,036	7,702	5,204
Other - net	3,550	3,837	3,932
Adjusted EBITDA	$68,895	$60,805	$55,567
(1) Costs associated with development of commercially viable products that are ready to go to market.

	Year ended December 31,
(in thousands)	2024	2023	2022
Adjusted EBITDA (1)
B&W Renewable segment	$15,085	$6,381	$11,768
B&W Environmental segment	10,794	4,133	1,641
B&W Thermal segment	61,370	64,775	56,708
Corporate	(18,354)	(14,484)	(14,550)
Total Adjusted EBITDA	$68,895	$60,805	$55,567
(1) See table above for reconciliation of Net loss to Adjusted EBITDA.

Corporate

Corporate costs in Adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant, and research and development activity costs.

Impairment of goodwill and long-lived assets

Impairment of long-lived assets relate to certain assets under construction due to changes in project status.

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

Refer to Note 14 to the Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

(Gain) loss on asset sales, net

We, at times, will sell or dispose of certain assets that are unrelated to our current or future operations. Therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the continuing business.

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

Expenses related to restricted stock units are recognized on a straight-line basis over a 3-year vesting period, except for market-based restricted stock units which are recognized over a derived service period.

Restructuring activities and business services transition costs

Restructuring activities and business services transition actions across our business units and corporate functions primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Advisory fees for settlement costs and liquidity planning

Advisory fees fluctuate based on use of external consultants.

Loss on debt extinguishment

Losses on debt extinguishment were due to the write-off of deferred financing fees and certain other exit costs associated with our extinguishment of the Debt Facilities.

Settlement and related legal costs (recoveries)

For further discussion see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Acquisition pursuit and related costs

Acquisition pursuit and related costs fluctuate based on activity.

Product development

Our product development activities include expenses that relate to sales, marketing, and other business development expenses for our products and services still under development and not yet widely available and are primarily from the timing of specific research and increased development efforts and activities related to our BrightLoop™ commercialization efforts and to further develop our ClimateBright™ portfolio. Management excludes these expenses from Adjusted EBITDA as they often may not correlate to revenue or other operations occurring in the current period.

Foreign exchange

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our Consolidated Statement of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency amounts as a component of Accumulated Other Comprehensive Loss. We report foreign currency transaction gains (losses) in income in the Consolidated Statements of Operations. Management excludes these expenses from Adjusted EBITDA as they do not reflect the ordinary course of business and are inherently unpredictable in timing and amount.

Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Letter of credit fees

Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. Certain letter of credit amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from Adjusted EBITDA as they do not reflect the performance of the business. Letter of credit fees are not passed along to customers and included in Cost of operations.

B&W Renewable Segment Results

	Year ended December 31,
(in thousands)	2024	2023	$ Change
Revenues	$110,134	$140,835	$(30,701)
Adjusted EBITDA	$15,085	$6,381	$8,704

2024 vs 2023 results

Revenues in the B&W Renewable segment decreased $30.7 million, to $110.1 million in 2024 compared to $140.8 million in 2023. This is primarily attributable to lower volume in 2024 of a certain European project compared to 2023, as well as a few pulp and paper projects that finished in 2023 that were not fully replaced in 2024.

Adjusted EBITDA in the B&W Renewable segment increased $8.7 million, to $15.1 million in 2024 compared to $6.4 million in 2023. This is primarily attributable to lower SG&A expenses due to lower allocation of costs associated with a lower percentage of revenue than in 2023, partially offset by the lower volume mentioned above.

	Year ended December 31,
(in thousands)	2023	2022	$ Change
Revenues	$140,835	$122,765	$18,070
Adjusted EBITDA	$6,381	$11,768	$(5,387)

2023 vs 2022 results

Revenues in the B&W Renewable segment increased $18.1 million, to $140.8 million in 2023 compared to $122.8 million in 2022. This is primarily attributable to increased revenue of $22.9 million related to a European Renewable project that began in 2023.

Adjusted EBITDA in the B&W Renewable segment decreased $5.4 million, to $6.4 million in 2023 compared to $11.8 million in 2022. This is primarily attributable to a $6.2 million gain on sale related to the development rights of a future renewable energy project that was sold in 2022, partially offset by the increased revenue in 2023.

B&W Environmental Segment Results

	Year ended December 31,
(in thousands)	2024	2023	$ Change
Revenues	$109,390	$108,655	$735
Adjusted EBITDA	$10,794	$4,133	$6,661

2024 vs 2023 results

Revenues in the B&W Environmental segment was flat in 2024 compared to 2023.

Adjusted EBITDA in the B&W Environmental segment was $10.8 million at December 31, 2024 compared to $4.1 million in 2023. The increase is attributable to the growth in our industrial electrostatic precipitator business which have higher margins.

	Year ended December 31,
(in thousands)	2023	2022	$ Change
Revenues	$108,655	$81,822	$26,833
Adjusted EBITDA	$4,133	$1,641	$2,492

2023 vs 2022 results

Revenues in the B&W Environmental segment increased $26.8 million to $108.7 million in 2023 compared to $81.8 million in 2022. The increase primarily relates to the increase in revenue in our ash handling business.

Adjusted EBITDA in the B&W Environmental segment was $4.1 million at December 31, 2023 compared to $1.6 million at 2022. The increase is primarily driven by the increased revenue described above.

B&W Thermal Segment Results

	Year ended December 31,
(in thousands)	2024	2023	$ Change
Revenues	$497,879	$499,216	$(1,337)
Adjusted EBITDA	$61,370	$64,775	$(3,405)

2024 vs 2023 results

Revenues in the B&W Thermal segment decreased $1.3 million, to $497.9 million in the year ended December 31, 2024 compared to $499.2 million generated in 2023. The decrease is primarily driven by a $27.1 million decrease in the U.S. construction business as a result of a large construction project finishing in 2023 that was not fully replicated in 2024, offset partially by a large natural gas project of $16.7 million starting execution in 2024 as well as larger volume of Canadian repair and maintenance work in 2024 of $9.1 million.

Adjusted EBITDA in the B&W Thermal segment decreased $3.4 million to $61.4 million in 2024 compared to $64.8 million in 2023. The decrease is primarily due to lower revenue in the U.S. construction business, partially offset by a large natural gas project.

	Year ended December 31,
(in thousands)	2023	2022	$ Change
Revenues	$499,216	$415,104	$84,112
Adjusted EBITDA	$64,775	$56,708	$8,067

2023 vs 2022 results

Revenues in the B&W Thermal segment increased $84.1 million, to $499.2 million in the year ended December 31, 2023 compared to $415.1 million generated in 2022. The increase is driven by $55.0 million in revenue from a large new construction project and increased revenue of $49.9 million in our parts business, partially offset by a decline in service projects of $13.4 million due to a project being completed in 2022.

Adjusted EBITDA in the B&W Thermal segment increased $8.1 million to $64.8 million in 2023 compared to $56.7 million in 2022. The increase is the result of the large new construction project and increased volume in our parts business described above.

Other Expenses Impacting Operating Results

Interest Expense

Interest expense in our Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2024	2023	2022
Components associated with borrowings from:
Senior notes	$25,512	$25,601	$24,962
Credit Facility	4,892	1,494	—
	30,404	27,095	24,962
Components associated with amortization or accretion of:
Revolving Credit Agreement	6,149	4,643	4,400
Senior notes	2,606	2,525	2,612
	8,755	7,168	7,012

Components associated with interest from:
Lease liabilities	2,037	2,813	2,372
Letter of Credit fees and interest	3,942	3,519	3,910
Other interest expense	1,008	1,976	1,541
	6,987	8,308	7,823

Total interest expense	$46,146	$42,571	$39,797
The increase in interest expense is driven by increased borrowings in 2024 when compared to 2023.

The increase in interest expense in 2023, when compared to 2022 is driven by higher utilization of the revolver as well as increased other interest expense.

Income Taxes

	Year ended December 31,
(in thousands, except for percentages)	2024	2023	2022
Loss from continuing operations before income tax expense	$(60,790)	$(65,976)	$(5,115)
Income tax expense	$12,172	$9,818	$9,071
Effective tax rate	(20)%	(15)%	(177)%

Our effective tax rate reflects a valuation allowance against deferred tax assets in jurisdictions other than Mexico, Canada, Brazil, Finland, Germany, Thailand, the Philippines, Indonesia, the United Kingdom, and Sweden.

The change in our income tax expense in 2024 compared to 2023 is primarily attributable to an increase in valuation allowances, a change in the Company's permanent investment assertion and an unfavorable resolution of a foreign income tax matter.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, and equity offerings, and our Preferred Stock, each of which are described below and in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report in further detail.

In 2024, we entered into the Sales Agreement with the Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million, through the Agents. As of December 31, 2024, 5.0 million shares have been sold pursuant to the Sales Agreement. Refer to Note 16 to the Consolidated Financial Statements for additional discussion of the Sales Agreement.

The Company has a credit agreement that provides for an up to $150.0 million asset-based credit facility with an outstanding balance of $124.4 million at December 31, 2024 that is currently due in November 2025 and, accordingly, is classified as a current liability. In addition, the Company has senior notes with an aggregate principal amount of $193 million at December 31, 2024 for which the maturity date is within twelve months following the issuance of these financial statements. As a result of the uncertainty regarding our current demonstrated ability to repay the current debt, this condition raises substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions that raised substantial doubt and to partially address our liquidity needs, during the year ended December 31, 2024, we took the following actions, among others:

•sold our BWRS business for net proceeds of $83.5 million on June 28, 2024 (described in Note 4 to the Consolidated Financial Statements);
•sold our SPIG and GMAB businesses for net proceeds of $33.7 million on October 30, 2024 (described in Note 4 to the Consolidated Financial Statements);
•sold 5.0 million common shares pursuant to our At-The-Market Offering (described in Note 16 to the Consolidated Financial Statements) for net proceeds of $7.9 million;
•successfully recovered $14.0 million of losses related to Solar; and
•applied for and was granted a waiver of the required minimum contributions to the U.S. Plan by the PBGC, which reduced cash funding requirements in 2024 by $15.0 million and will increase contributions annually over the subsequent 5-year period (described in Note 14 to the Consolidated Financial Statements).

In response to the conditions, we are currently evaluating different strategies to obtain the required funding for future debt maturities and operations. We have taken or plan to take all or some combination of the following actions, and continue to evaluate other actions:

•actively negotiating with our current lender under the Credit Facility to extend the maturity date of the Credit Facility to at least September 30, 2026;

•actively negotiating with several holders of the Senior Notes to extend their maturity date out for five years;
•actively negotiating with parties to obtain a new junior credit arrangement to satisfy any Senior Notes that are not extended and to fund future operations; and
•actively in discussions with certain parties to further divest non-core assets.

There is no assurance that we will successfully obtain the financing necessary to satisfy our current obligations when they come due. In addition, we may take one or more of the following actions to obtain the required funding for future operations:

•Suspension of dividends on our Preferred Stock; and
•Consideration of selling additional common shares.

Management believes it is taking all prudent actions to address its liquidity concerns, however, these plans have not been finalized, and are subject to market conditions that are not within the Company's control, therefore we have determined that there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash and Cash Flows

The following discussion on our cash flows is inclusive of continued and discontinued operations, consistent with our presentation on the Consolidated Statement of Cash Flows in accordance with GAAP.

As of December 31, 2024, our cash and cash equivalents, and restricted cash totaled $131.1 million, and we had total debt of $473.9 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $20.8 million of our total cash and cash equivalents, and restricted cash as of December 31, 2024. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. In addition, we had $89.3 million of restricted cash as of December 31, 2024 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $118.7 million in the year ended December 31, 2024, which is primarily attributable to the current year net loss, including discontinued operations, of $59.8 million, gain on the sale of businesses of $58.9 million, and uses from operations, partially offset by $79.1 million in non-cash expense arising from adjustments to prior service pensions, depreciation and amortization, impairment on long-lived assets, amortization of deferred financing costs and debt discount, operating lease expenses and stock-based compensation expenses. Cash flows used in operating activities was $42.3 million in the year ended December 31, 2023, which is primarily attributable to the current year net loss, including discontinued operations, of $197.0 million, partially offset by $137.7 million in non-cash expense arising from goodwill impairment, adjustments to prior service pensions, depreciation and amortization, amortization of deferred financing costs and debt discount, operating lease expenses and stock-based compensation expenses.

Cash flows provided by investing activities totaled $110.0 million in the year ended December 31, 2024, primarily due to proceeds from the sale of businesses and assets of $120.9 million, partially offset by $11.2 million of capital expenditures. Cash flows used in investing activities totaled $7.9 million in the year ended December 31, 2023, primarily due to $9.8 million of capital expenditures, partially offset by net proceeds from transactions in available-for-sale securities of $2.0 million.

Cash flows provided by financing activities was $69.7 million during the year ended December 31, 2024, primarily related to net borrowings of $93.7 million, partially offset by payments of preferred stock dividends of $18.6 million and debt issuance costs of $8.5 million. Cash flows provided by financing activities of $8.6 million during the year ended December 31, 2023, primarily related to net borrowings of $25.9 million, partially offset by payments of preferred stock dividends of $11.1 million and payment of holdback funds related to an acquisition of $2.8 million.

Debt and Credit Facilities

As described in Note 15 to our Consolidated Financial Statements included herein, we entered into a Credit Agreement in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We completed the transition of letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement in August 2024. Information related to our Debt and Credit Facilities is described in Note 15 to the Consolidated Financial Statements and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Consolidated Financial Statements included in Part II, Item 8 of this Annual Report are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe the following are our most critical accounting policies that we apply in the preparation of our consolidated financial statements. These policies require our most difficult, subjective and complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Business Combinations

Assets acquired and liabilities assumed in a business combination are recognized and measured based on their estimated fair value at the acquisition date, while the acquisition-related costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. We engage valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, and goodwill, if any, for any acquisition. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the reporting period, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Assets and Liabilities Held for Sale and Discontinued Operations

Assets and liabilities classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets cease upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on our operations and financial results according to ASC 205, Presentation of Financial Statements. We have included all of the revenues and expenses for B&W Solar, BWRS, SPIG, GMAB and Vølund businesses as discontinued operations in the Consolidated Statements of Operations and all assets and liabilities as held for sale in the Consolidated Balance Sheets.

Contracts and revenue recognition

A significant portion of our revenue is recognized over time using the cost-to-cost input method, which involves significant estimates. This method of revenue recognition uses costs incurred-to-date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and warranty expenses. Variable consideration in these contracts includes estimates of contract modifications, contractual bonuses and penalties, and liquidated damages.

We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. These changes in estimates can be material. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in Costs of operations in the Consolidated Statements of Operations and an accrual for the estimated loss on the uncompleted contract is recorded in Other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an incomplete contract will not be completed on time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages at the most likely amount we will incur as a reduction of the estimated selling price in the period the change in estimate occurs. These amounts are included in Other accrued liabilities in the Consolidated Balance Sheets.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for additional work or changes in the scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim, the amount can be reasonably estimated and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and the relevant history with the counterparty that supports expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. Claims receivable at December 31, 2024 and 2023 were not significant in the Consolidated Financial Statements.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform impairment testing of goodwill annually on October 1 or if we determine that impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

Warranty expenses

We record an estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recognized when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimate of future costs of materials and labor. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows. See Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S., Canadian and U.K. subsidiaries and use actuarial valuations to calculate the cost and benefit obligations of pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

Included in our significant assumptions, we determine the discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. We use an alternative spot rate method for discounting the benefit obligation rather than a single equivalent discount rate because it more accurately applies each year's spot rates to the projected cash flows. The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains or losses into earnings as a component of net periodic benefit cost (MTM pension adjustment). Recognized net actuarial gains and losses consist primarily of reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets. The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio.

As of December 2015, we have ceased all of our various plans but continue to accrue benefits for those employees still eligible prior to the cessation of these plans.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2024, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of Income tax expense in the Consolidated Statements of Operations.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We currently are involved in significant litigation, as discussed in Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. As disclosed, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the factors included in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss has been incurred in a material pending litigation against us and/or changes in estimates related to such matters.

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

We have operations in many foreign locations, and our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets since the functional currency of our foreign entities is not the U.S. dollar. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Danish krone, British pound, Euro, Canadian dollar, Mexican peso, and Chinese yuan. If the balances of these intercompany loans as of December 31, 2024 were to remain constant, a 100-basis point change in foreign currency exchange rates would impact our earnings by an estimated $0.2 million per year.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has uncertainty regarding its ability to refinance its Credit Agreement by November 30, 2025 and its Senior Notes by February 28, 2026, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition and Contracts – Refer to Notes 2, 4 and 6 to the financial statements

Critical Audit Matter Description

The Company recognizes fixed price long-term contract revenue over the contract term (“over time”) as the work progresses, either as products are produced or as services are rendered, because transfer of control to the customer over time. Substantially all of the Company’s fixed price long-term contracts represent a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Revenue recognized over time primarily relates to customized, engineered solutions and construction services from all three of the Company’s segments. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. Revenue from fixed price long term contracts for products and services transferred to customers over time accounted for 77% of Company revenue for the year ended December 31, 2024.

We identified revenue on certain fixed price long-term contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit for the performance obligations used to recognize revenue for fixed price long-term contracts. This required extensive audit effort due to the complexity of fixed price long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain fixed price long-term contracts included the following, among others:

–We selected a sample of fixed price long-term contracts recognized over time and performed the following:

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

–Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts, if applicable.

–Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

–Performing multiple live project site visits.

–Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

–Tested management’s retrospective review of each contract’s revenue to determine whether revenue is accurately recognized during the period under audit.

–Evaluated the Company’s disclosures related to revenue recognition and contracts to assess their conformity with the applicable accounting standards.

Impact on Audit of Financial Statements Because of Material Weaknesses in Internal Control Over Financial Reporting – Refer to Management’s Annual Report on Internal Control Over Financial Reporting

Critical Audit Matter Description

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company identified material weaknesses across multiple components of the Internal Control – Integrated Framework (2013) issued by COSO.

These material weaknesses impact the Company’s control over information technology (IT) systems and business processes, affecting substantially all financial statement account balances and disclosures. This required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained, and involve more senior members of the engagement team in executing, supervising, and reviewing the results of the audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

As a result of the material weaknesses we:

–Lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used.

–Increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively.

–Performed additional procedures to test the completeness and accuracy of the information included in system reports or information generated by the Company’s IT systems which were utilized for audit evidence.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 31, 2025

We have served as the Company's auditor since 2014.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenues	$717,333	$727,315	$609,437
Costs and expenses:
Cost of operations	540,308	550,613	464,302
Selling, general and administrative expenses	141,476	150,147	152,697
Restructuring activities	1,296	2,619	(205)
Research and development costs	5,794	7,197	2,557
Impairment of goodwill and long-lived assets	3,729	—	—
(Gain) loss on asset disposals, net	(354)	134	(8,760)
Total costs and expenses	692,249	710,710	610,591
Operating income (loss)	25,084	16,605	(1,154)
Other (expense) income:
Interest expense	(46,146)	(42,571)	(39,797)
Interest income	814	1,085	586
Loss on debt extinguishment	(7,267)	—	—
Benefit plans, net	(31,937)	(37,505)	37,528
Foreign exchange	(109)	(2,594)	(1,025)
Other expense, net	(1,229)	(996)	(1,253)
Total other expense	(85,874)	(82,581)	(3,961)
Loss from continuing operations before income tax expense	(60,790)	(65,976)	(5,115)
Income tax expense	12,172	9,818	9,071
Loss from continuing operations	(72,962)	(75,794)	(14,186)
Income (loss) from discontinued operations, net of tax	13,183	(121,177)	(12,398)
Net loss	(59,779)	(196,971)	(26,584)
Net (loss) income attributable to non-controlling interest	(136)	(237)	3,723
Net loss attributable to stockholders	(59,915)	(197,208)	(22,861)
Less: Dividends on Series A preferred stock	14,859	14,858	14,860
Net loss attributable to stockholders of common stock	$(74,774)	$(212,066)	$(37,721)

Basic and diluted loss per share
Continuing operations	$(0.96)	$(1.02)	$(0.29)
Discontinued operations	0.14	(1.36)	(0.14)
Basic and diluted loss per share	$(0.82)	$(2.38)	$(0.43)

Shares used in the computation of loss per share:
Basic and diluted	91,717	89,011	88,256
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(59,779)	$(196,971)	$(26,584)
Other comprehensive (loss) income:
Currency translation adjustments	(9,459)	5,555	(14,834)

Reclassification of currency translation adjustments to net income (loss)	(11,250)	—	—

Benefit obligations:
Pension and post retirement adjustments, net of tax	410	870	870

Other comprehensive (loss) income	(20,299)	6,425	(13,964)
Total comprehensive loss	(80,078)	(190,546)	(40,548)
Comprehensive loss (income) attributable to non-controlling interest	20	(127)	3,852
Comprehensive loss attributable to stockholders	$(80,058)	$(190,673)	$(36,696)
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amount)	2024	2023
Cash and cash equivalents	$23,399	$39,856
Current restricted cash	94,167	3,912
Accounts receivable – trade, net	112,677	101,420
Contracts in progress	82,403	50,306
Inventories, net	108,889	97,580
Other current assets	25,096	42,198
Current assets held for sale	43,554	162,320
Total current assets	490,185	497,592
Net property, plant and equipment, and finance leases	69,593	69,366
Goodwill	82,138	85,122
Intangible assets, net	19,051	23,580
Right-of-use assets	32,789	26,077
Long-term restricted cash	10,042	297
Deferred tax assets	41	2,105
Other assets	23,148	20,787
Noncurrent assets held for sale	—	50,774
Total assets	726,987	775,700

Accounts payable	101,025	83,154
Accrued employee benefits	4,859	3,752
Advance billings on contracts	58,478	59,117
Accrued warranty expense	3,446	4,380
Financing lease liabilities	1,644	1,367
Operating lease liabilities	3,550	3,291
Other accrued liabilities	35,958	51,058
Current borrowings	125,137	6,174
Current liabilities held for sale	54,396	137,931
Total current liabilities	388,493	350,224
Senior notes	340,227	337,869
Borrowings, net of current portion	8,556	35,442
Pension and other postretirement benefit liabilities	192,665	172,911
Finance lease liabilities, net of current portion	28,501	26,206
Operating lease liabilities, net of current portion	30,315	23,878
Deferred tax liability	11,028	10,219
Other noncurrent liabilities	10,374	13,945
Noncurrent liabilities held for sale	—	5,356
Total liabilities	1,010,159	976,050
Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both December 31, 2024 and 2023	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 95,138 and 89,449 at December 31, 2024 and 2023, respectively	5,208	5,148
Capital in excess of par value	1,558,828	1,546,281
Treasury stock at cost, 2,379 and 2,139 shares at December 31, 2024 and 2023, respectively	(115,500)	(115,164)
Accumulated deficit	(1,645,716)	(1,570,942)
Accumulated other comprehensive loss	(86,660)	(66,361)
Stockholders' deficit attributable to shareholders	(283,763)	(200,961)
Non-controlling interest	591	611
Total stockholders' deficit	(283,172)	(200,350)
Total liabilities and stockholders' deficit	$726,987	$775,700

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2021	86,286	$5,110	7,669	$77	$1,518,872	$(110,934)	$(1,321,154)	$(58,822)	$25,473	$58,622
Net loss	—	—	—	—	—	—	(22,861)	—	(3,723)	(26,584)
Currency translation adjustments	—	—	—	—	—	—	—	(14,834)	(129)	(14,963)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	2,414	28	—	—	9,949	(2,819)	—	—	—	7,158
Purchase of Babcock & Wilcox Solar and SPIG non-controlling interest	—	—	—	—	8,804	—	—	—	(20,735)	(11,931)
Dividends to preferred stockholders	—	—	—	—	—	—	(14,860)	—	—	(14,860)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(401)	(401)
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(197,208)	—	237	(196,971)
Currency translation adjustments	—	—	—	—	—	—	—	5,555	(110)	5,445
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	749	10	—	—	8,656	(1,411)	—	—	—	7,255
Dividends to preferred stockholders	—	—	—	—	—	—	(14,859)	—	—	(14,859)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—	—	—	—	—	—	(59,915)	—	136	(59,779)
Currency translation adjustments	—	—	—	—	—	—	—	(20,709)	(156)	(20,865)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	410	—	410
Stock-based compensation charges	701	10	—	—	4,608	(336)	—	—	—	4,282
Dividends to preferred stockholders	—	—	—	—	—	—	(14,859)	—	—	(14,859)
Common stock offering, net	4,988	50	—	—	7,939	—	—	—	—	7,989
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)

See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(72,962)	$(75,794)	$(14,186)
Net income (loss) from discontinued operations	13,183	(121,177)	(12,398)
Net loss	(59,779)	(196,971)	(26,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	16,709	20,996	23,992
Impairment of goodwill and long-lived assets	9,567	56,556	7,224
Change in fair value of contingent consideration	—	—	(9,567)
Amortization of deferred financing costs and debt discount	5,820	5,747	5,225
Amortization of guaranty fee	2,935	935	856
Non-cash operating lease expense	7,357	6,754	7,277
Loss on debt extinguishment	7,267	—	—
Gain on sale of business	(58,947)	—	—
Loss (gain) on asset disposals	431	200	(8,836)
Provision for (benefit from) deferred income taxes, including valuation allowances	7,102	(1,464)	5,897
Mark to market, prior service cost amortization for pension and postretirement plans	34,911	38,904	(6,848)
Stock-based compensation, net of associated income taxes	4,692	8,695	9,977
Foreign exchange	3,079	2,507	582
Changes in operating assets and liabilities:
Accounts receivable	(13,393)	31,218	(28,217)
Contracts in progress	(41,580)	40,173	(54,108)
Advance billings on contracts	(3,315)	(47,261)	62,330
Inventories	(6,410)	(8,130)	(19,002)
Income taxes	9,663	(6,307)	(248)
Accounts payable	8,143	12,930	52,680
Accrued and other current liabilities	(28,537)	(2,586)	(18,921)
Accrued contract loss	(2,364)	838	6,402
Pension liabilities, accrued postretirement benefits and employee benefits	(16,755)	(5,024)	(36,543)
Other, net	(5,331)	(980)	(4,205)
Net cash used in operating activities	(118,735)	(42,270)	(30,637)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,205)	(9,800)	(13,238)
Acquisition of business, net of cash acquired	—	—	(64,914)
Proceeds from sale of business and assets	120,906	—	5,498
Purchases of available-for-sale securities	(7,133)	(6,087)	(6,427)
Sales and maturities of available-for-sale securities	7,357	8,051	9,815
Other, net	34	(102)	466
Net cash provided by (used in) investing activities	109,959	(7,938)	(68,800)

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from financing activities:
Issuance of senior notes	—	—	6,828
Borrowings on loan payable	215,615	252,544	7,192
Repayments on loan payable	(121,944)	(226,629)	(16,915)
Payment of holdback funds from acquisition	(2,950)	(2,798)	—
Proceeds from sale-leaseback financing transactions	—	—	13,339
Finance lease payments	(1,359)	(1,195)	(2,435)
Payment of preferred stock dividends	(18,573)	(11,144)	(14,860)
Shares of common stock returned to treasury stock	(336)	(1,411)	(2,819)
Issuance of common stock, net	7,939	—	—
Debt issuance costs	(8,479)	(658)	(1,447)
Other, net	(179)	(153)	(48)
Net cash provided by (used in) financing activities	69,734	8,556	(11,165)
Effects of exchange rate changes on cash	(1,263)	(439)	(2,653)
Net increase (decrease) in cash, cash equivalents and restricted cash	59,695	(42,091)	(113,255)
Cash, cash equivalents and restricted cash, beginning of period	71,369	113,460	226,715
Cash, cash equivalents and restricted cash at end of period	$131,064	$71,369	$113,460

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents (1)	$26,855	$65,335	$76,728
Current restricted cash	94,167	5,737	15,335
Long-term restricted cash	10,042	297	21,397
Cash, cash equivalents and restricted cash at end of period	$131,064	$71,369	$113,460

Income taxes paid, net	$7,761	$6,731	$7,950
Interest paid	$37,320	$23,067	$25,673

(1) Includes cash held at discontinued operations of $3.5 million, $27.3 million and $21.1 million at December 31, 2024, 2023 and 2022, respectively.
See accompanying notes to Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. have been prepared in accordance with GAAP. We have eliminated all intercompany transactions and accounts. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Liquidity and Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company has a credit agreement that provides for an up to $150.0 million asset-based credit facility with an outstanding balance of $124.4 million at December 31, 2024 that is currently due in November 2025 and, accordingly, is classified as a current liability. In addition, the Company has senior notes with an aggregate principal amount of $193 million at December 31, 2024, for which the maturity date is within twelve months following the issuance of these financial statements. As a result of the uncertainty regarding our current demonstrated ability to repay the current debt this condition raises substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions that raised substantial doubt and to partially address our liquidity needs, during the year ended December 31, 2024, we took the following actions, among others:

•sold our BWRS business for net proceeds of $83.5 million on June 28, 2024 (described in Note 4 to the Consolidated Financial Statements);
•sold our SPIG and GMAB businesses for net proceeds of $33.7 million on October 30, 2024 (described in Note 4 to the Consolidated Financial Statements);
•sold 5.0 million common shares pursuant to our At-The-Market Offering (described in Note 16 to the Consolidated Financial Statements) for net proceeds of $7.9 million;
•successfully recovered $14.0 million of losses related to Solar; and
•applied for and was granted a waiver of the required minimum contributions to the U.S. Plan by the PBGC, which reduced cash funding requirements in 2024 by $15.0 million and will increase contributions annually over the subsequent 5-year period (described in Note 14 to the Consolidated Financial Statements).

In response to the conditions, we are currently evaluating different strategies to obtain the required funding for future debt maturities and operations. We have taken or plan to take all or some combination of the following actions, and continue to evaluate other actions:

•actively negotiating with our current lender under the Credit Facility to extend the maturity date of the Credit Facility to at least September 30, 2026;
•actively negotiating with several holders of the Senior Notes to extend their maturity date out for five years;
•actively negotiating with parties to obtain a new junior credit arrangement to satisfy any Senior Notes that are not extended and to fund future operations; and
•actively in discussions with certain parties to further divest non-core assets.

There is no assurance that we will successfully obtain the financing necessary to satisfy our current obligations when they come due. In addition, we may take one or more of the following actions to obtain the required funding for future operations:

•Suspension of dividends on our Preferred Stock; and
•Consideration of selling additional common shares.

Management believes it is taking all prudent actions to address its liquidity concerns, however, these plans have not been finalized, and are subject to market conditions that are not within the Company's control, therefore we have determined that there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Operations

Our operations are assessed based on three reportable segments as described in Note 5.

For financial information about our segments see Note 5 to the Consolidated Financial Statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

We use estimates and assumptions to prepare the Consolidated Financial Statements in conformity with GAAP. Our long-term contracts, warranty obligations, valuation of goodwill, intangible assets, other long-lived assets, business combinations, tax assets, pension and postretirement plans, contingencies and litigation require the use of various management estimates and assumptions. These estimates and assumptions affect the amounts we report in the Consolidated Financial Statements and accompanying notes. Our actual results could differ from these estimates. Management reviews our estimates on an on-going basis. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods.

Cash and cash equivalents and restricted cash

Cash equivalents are highly liquid investments, with maturities of three months or less at the time of purchase. We record cash and cash equivalents as current or long-term restricted when we are unable to freely use such cash and cash equivalents for general operating purposes. Refer to Note 17 in the Consolidated Financial Statements for further details.

Trade accounts receivable and allowance for credit loss

Trade accounts receivable are recorded at the point control transfers to customers and represent the amount of consideration we expect to receive in exchange for goods and services transferred and do not bear interest. We establish provisions for expected lifetime losses on accounts receivable at the time the receivable is recorded based on historical experience, customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method. Allowance for credit loss was $1.8 million and $2.0 million at December 31, 2024 and 2023, respectively. Bad debt amounts charged to selling, general and administrative expenses were $0.1 million, $0.6 million and $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Contract balances

Contracts in progress, a current asset in the Consolidated Balance Sheets, includes revenues and related costs, plus accumulated contract costs that exceed amounts invoiced to customers under the terms of the contracts. Advance billings, a current liability in the Consolidated Balance Sheets, includes amounts on contracts invoiced that exceed accumulated contract costs and revenues and costs recognized under the cost-to-cost input method. Those balances are classified as current based on the life cycle of the associated contracts. Most long-term contracts contain provisions for progress payments. Unbilled revenues do not contain an allowance for credit losses as the expectation is to invoice customers and collectively all amounts due are deemed probable. We review contract price and cost estimates each reporting period as the work progresses and reflect adjustments proportionate to the costs incurred to date relative to total estimated costs at completion in income in the period when those estimates are revised. For all contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected contract loss is recognized in full in Costs of operations in the Consolidated Statements of Operations and an accrual for the estimated loss on the uncompleted contract is recorded in Other accrued liabilities in the Consolidated Balance Sheets. In addition, when we determine that an incomplete contract will not be completed on time and the contract has liquidated damages provisions, we recognize the estimated liquidated damages at the most likely amount we will incur as a reduction of the estimated selling price in the period the change in estimate occurs. These amounts are included in Other accrued liabilities in the Consolidated Balance Sheets.

Inventories

Inventories are carried at the lower of cost or net realizable value on the first-in, first-out basis ("FIFO") or weighted-average cost basis. The FIFO basis at December 31, 2024 applied to approximately 53% of inventory and is used across all segments. The weighted-average cost basis at December 31, 2024 applied to approximately 47% of inventory and is used in the B&W Thermal Segment. The obsolete inventory reserve was $7.7 million and $8.0 million as of December 31, 2024 and 2023, respectively. The components of inventories can be found in Note 7 to the Consolidated Financial Statements.

Property, plant and equipment

Property, plant and equipment are recorded at depreciated cost, less any impairment provisions. Property, plant and equipment are depreciated using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Depreciation expense was $6.0 million, $8.7 million and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The costs of maintenance, repairs and renewals that do not materially prolong the useful life or increase the capacity of an asset are expensed as incurred.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may result in future asset impairments and negatively affect our financial position and results of operations. (Gain) loss on assets disposals for the years ended December 31, 2024, 2023 and 2022, respectively, were $(0.4) million, $0.1 million and $(8.8) million.

We capitalize project costs, including pre-construction costs and other costs directly related and essential to the development, pre-construction, or construction of a project. Capitalization of development, pre-construction, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, pre-construction, and construction activities could result in significant changes to total expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred. Impairment of $3.7 million related primarily to construction in progress for the year ended December 31, 2024.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform impairment testing of goodwill annually on October 1 or if we determine that impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit’s carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

Intangible assets

Intangible assets are recognized at fair value when acquired, generally as a result of a business combination. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. We may elect to perform a qualitative assessment when testing indefinite lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by determining the fair value of the indefinite-lived intangible asset and comparing the fair value to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized for the amount of the difference.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Right-of-use ("ROU") assets, Operating lease liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment and finance leases, Other accrued liabilities and Other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since substantially all of our leases do not provide an implicit rate, the incremental borrowing rate based on the information available at lease commencement date is used to determine the present value of future payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are recognized when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

For leases beginning in 2019 and later, we account for lease components (e.g., fixed payments including rent) together with the non-lease components (e.g., common-area maintenance costs) as a single lease component for all classes of underlying assets.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of Income tax expense in the Consolidated Statements of Operations.

Assets and liabilities held for sale and discontinued operations

We classify assets and liabilities as held for sale when Management, with approval from the Board of Directors, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We test for impairment when we classify a disposal group as held for sale in the following order. First, we evaluate for impairment all assets other than goodwill. Next, we evaluate goodwill and then the disposal group in its entirety. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale. When a decision to sell represents a strategic shift impacting our operations and financial results, the disposal group and related operations are reported as discontinued operations. For further discussion see Note 4 to the Consolidated Financial Statements.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S., Canadian and U.K. subsidiaries and use actuarial valuations to calculate the cost and benefit obligations of pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

Included in our significant assumptions, we determine the discount rate based on a review of published financial data and discussions with our actuary regarding rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of our pension and postretirement plan obligations. We use an alternative spot rate method for discounting the benefit obligation rather than a single equivalent discount rate because it more accurately applies each year's spot rates to the projected cash flows. The components of benefit cost related to service cost, interest cost, expected return on plan assets and prior service cost amortization are recorded on a quarterly basis based on actuarial assumptions. In the fourth quarter of each year, or as interim remeasurements are required, we recognize net actuarial gains or losses into earnings as a component of net periodic benefit cost (MTM pension adjustment). Recognized net actuarial gains and losses consist primarily of reported actuarial gains and losses and the difference between the actual return on plan assets and the expected return on plan assets.

We recognize the funded status of each plan as either an asset or a liability in the Consolidated Balance Sheets. The funded status is the difference between the fair value of plan assets and the present value of the benefit obligation, determined on a plan-by-plan basis. See Note 14 to the Consolidated Financial Statements for a detailed description of our pension plans and postretirement benefits.

(Loss) earnings per share

We have computed (loss) earnings per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock, restricted stock units, performance shares and performance units, subject to satisfaction of specific performance goals. We include the shares applicable to these plans in dilutive (loss) earnings per share when related performance criteria have been met. The computation of basic and diluted (loss) earnings per share is included in Note 3 to the Consolidated Financial Statements.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 23%, 22% and 21% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 77%, 78% and 79% of our revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of contractual bonuses and penalties, contract modifications and liquidated damages. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror its expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect the overall cash position. Refer to Note 6 to the Consolidated Financial Statements for details of disaggregation of revenue by segment.

As of December 31, 2024, we have estimated the costs to complete all in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change in the future due to unforeseen events, which could result in adjustments to overall contract costs and revenue recognition. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal period.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract, with cumulative adjustment to revenue.

We recognize accrued claims in contract revenues for additional work or changes in the scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim, the amount can be reasonably estimated and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and the relevant history with the counterparty that supports expectations about their willingness and ability to pay for the additional cost along with a reasonable margin.

We generally recognize sales commissions in equal proportion as revenue is recognized. Our sales agreements are structured such that commissions are only payable upon receipt of payment, thus no amount is recorded at contract inception as a liability has not been incurred at that point.

Warranty expense

We record an estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recognized when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimate of future costs of materials and labor. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows.

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. We currently are involved in significant litigation, as discussed in Note 20 to the Consolidated Financial Statements.

Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss has been incurred in a material pending litigation against us and/or changes in estimates related to such matters.

Loss recoveries

Loss recoveries are recognized and disclosed only when receipt of the recovery is probable and can be reasonably estimated. These matters are typically resolved over long periods of time and are often difficult to assess and estimate due to, among other reasons, the possibility of multiple actions by third parties, multiple complex unresolved procedural and substantive issues; and the wide-ranging outcomes reached in similar cases, including the variety of losses incurred. Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss recovery has been recognized and/or changes in estimates related to such matters.

Research and development

Research and development activities are related to improving our products through innovations to reduce cost and increase competitiveness and/or improve performance to better meet customers' expectations. Research and development expenses totaled $5.8 million, $7.2 million, and $2.6 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Contingent consideration

The fair value of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in the Consolidated Balance Sheets.

We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in Interest expense in the Consolidated Statements of Operations. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in Other - net in the Consolidated Statements of Operations.

Self-insurance

We have a wholly owned insurance subsidiary that provides workers' compensation, employer's liability, commercial general, and automotive liability and, from time to time, builder's risk insurance (within certain limits) to our operating companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other non-current liabilities in the Consolidated Balance Sheets are reserves for self-insurance totaling $7.6 million and $8.0 million as of December 31, 2024 and 2023, respectively.

Stock-based compensation

The fair value of equity-classified awards, such as restricted stock, performance shares and stock options, is determined on the date of grant and is not remeasured. The fair value of liability-classified awards, such as cash-settled stock appreciation rights, restricted stock units and performance units, is determined on the date of grant and is remeasured at the end of each reporting period through the date of settlement. Fair values for restricted stock, restricted stock units, performance shares and performance units are determined using the closing price of our common stock on the date of grant. Fair values for stock options are determined using a Black-Scholes option-pricing model. For performance shares or units that contain a Relative Total Shareholder Return vesting criteria and for stock appreciation rights, we utilize a Monte Carlo simulation to determine the fair value, which determines the probability of satisfying the market condition included in the award. The determination of the fair value of a share-based payment award using an option-pricing model or a Monte Carlo simulation requires the input of significant assumptions, such as the expected life of the award and stock price volatility.

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are classified along with other income tax cash flows as an operating activity. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. See Note 18 to the Consolidated Financial Statements for further discussion of stock-based compensation.

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in the Consolidated Statements of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency amounts as a component of Accumulated Other Comprehensive Loss. We report foreign currency transaction gains (losses) in income. We have included transaction gains (losses) of $0.1 million, $(2.6) million and $(1.0) million in the years ended December 31, 2024, 2023 and 2022, respectively, in Foreign exchange in the Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Recently adopted accounting standards

We adopted the following accounting standard during the year ended December 31, 2024:

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under the ASU. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Refer to Note 5 in the Consolidated Financial Statements for further details.

New accounting standards to be adopted

We consider the applicability and impact of all issued ASUs. Recently issued ASUs that are not disclosed were assessed and determined to be not applicable in the current reporting period. New accounting standards not yet adopted that could affect the Consolidated Financial Statements in the future are summarized as follows:

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The new guidance is intended to align GAAP and SEC requirements while facilitating the application of GAAP for all entities. The effective date of ASU 2023-06 depends on (1) whether an entity is already subject to the SEC's current disclosure requirements and (2) whether and, if so, when the SEC removed related requirements from its regulations. For entities that are already subject to the SEC's current disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related requirements from its regulations by June 30, 2027, the amendments made by ASU 2023-06 will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard will only impact the income tax disclosures and is not expected to be material to the Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to improve financial reporting by requiring all public business entities to disclose additional information about specific expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

NOTE 3 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Year ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net loss from continuing operations	$(72,962)	$(75,794)	$(14,186)
Net (loss) income attributable to non-controlling interest	(136)	(237)	3,723
Less: Dividend on Series A preferred stock	14,859	14,858	14,860
Loss from continuing operations attributable to stockholders of common stock	(87,957)	(90,889)	(25,323)
Income (loss) from discontinued operations, net of tax	13,183	(121,177)	(12,398)
Net loss attributable to stockholders of common stock	(74,774)	(212,066)	(37,721)

Weighted average shares used to calculate basic and diluted loss per share	91,717	89,011	88,256

Basic and diluted (loss) income per share
Continuing operations	$(0.96)	$(1.02)	$(0.29)
Discontinued operations	0.14	(1.36)	(0.14)
Basic and diluted loss per share	$(0.82)	$(2.38)	$(0.43)

Basic and diluted shares are the same in the years ended December 31, 2024, 2023 and 2022 because we incurred a loss in each of those years.

If we had net income in the years ended December 31, 2024, 2023 and 2022, diluted shares would include an additional 0.3 million, 0.3 million and 0.7 million shares, respectively.

We excluded 2.2 million, 2.3 million and 2.1 million shares related to stock options from the diluted share calculation for the years ended December 31, 2024, 2023 and 2022 respectively, because their effect would have been anti-dilutive.

NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

During 2024, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of December 31, 2024, we have divested our BWRS, SPIG and GMAB businesses, and have a plan to divest our Vølund business in 2025, as discussed below. Each of these businesses were classified as held for sale and were determined to qualify as discontinued operations, primarily based upon their significance to our current and historic operating losses. Results of operations and cash flows for these businesses and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the Vølund business qualified as discontinued operations, as this business was part of the formalized plan.

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. Certain circumstances beyond our control have extended the period required to complete the sale within one year. Specifically, market conditions driven by uncertainties with potential administration changes and related impacts to the solar industry. We initiated actions necessary to respond to the change in circumstances by engaging an advisory service provider with more specialized industry qualifications. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of December 31, 2024.

Divestitures

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG ("Buyer"). We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs.

SPIG and GMAB

On October 30, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, sold the entire issued and outstanding share capital of our Italy-based SPIG and Sweden-based GMAB subsidiaries, to Auctus Neptune Holding S.p.A. We received net cash proceeds of $33.7 million and recorded a gain of $14.1 million, solely related to the CTA reclassification. We recorded an impairment of $5.8 million as of September 30, 2024, as the disposal group carrying value exceeded the expected net proceeds from the sale. The proceeds were used to support working capital needs and reduce outstanding debt.

The following table summarizes the operating results of the disposal groups included in discontinued operations on the Consolidated Statements of Operations:

	Year ended December 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Revenues	$68,371	$43,255	$60,413	$10,512	$34,500	$217,051

Cost of operations	87,137	31,434	47,791	7,606	35,272	209,240
Selling general and administrative expenses	1,956	6,783	9,459	1,187	16,030	35,415
Restructuring expenses	64	—	49	—	766	879
Research and development costs	—	—	276	54	605	935
Impairment of goodwill and long-lived assets	—	—	5,838	—	—	5,838
Loss on asset disposals, net	—	—	47	—	374	421
Total costs and expenses	89,157	38,217	63,460	8,847	53,047	252,728
Operating (loss) income	(20,786)	5,038	(3,047)	1,665	(18,547)	(35,677)
Other (expense) income	(481)	177	(724)	(138)	(4,735)	(5,901)
(Loss) income from discontinued operations before tax	(21,267)	5,215	(3,771)	1,527	(23,282)	(41,578)
Expense (benefit) from income taxes	—	4,972	1,554	407	(2,747)	4,186
Gain (loss) on divestiture	—	44,876	15,891	(1,820)	—	58,947
(Loss) income from discontinued operations, net of tax	$(21,267)	$45,119	$10,566	$(700)	$(20,535)	$13,183
Included in the Solar SG&A expenses for the year ended December 31, 2024 is a $6.8 million gain related to a settlement of an insurance claim on the representations and warranty policy obtained when B&W Solar was acquired.
Included in Vølund SG&A expense we recorded $4.9 million relating to the payment of a break fee by B&W and various other payments between the parties in settlement of certain claims under the O&M. In the third quarter of 2024, we entered into an agreement to terminate our final existing O&M service contract which terminated on October 31, 2024.

	Year ended December 31, 2023
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Revenues	$34,725	$96,411	$84,884	$9,388	$81,359	$306,767

Cost of operations	80,794	69,517	68,278	5,835	81,021	305,445
Selling general and administrative expenses	15,168	13,219	12,287	1,341	14,478	56,493
Restructuring expenses	—	—	76	—	1,527	1,603
Research and development costs	—	—	300	132	812	1,244
Loss (gain) on asset disposals, net	143	(30)	1	—	(46)	68
Impairment of goodwill and long-lived assets	56,556	—	—	—	—	56,556
Total costs and expenses	152,661	82,706	80,942	7,308	97,792	421,409
Operating (loss) income	(117,936)	13,705	3,942	2,080	(16,433)	(114,642)
Other (expense) income	(402)	76	(1,481)	393	(6,452)	(7,866)
(Loss) income from discontinued operations before tax	(118,338)	13,781	2,461	2,473	(22,885)	(122,508)
(Benefit) expense from income taxes	—	1,647	742	511	(4,231)	(1,331)
(Loss) income from discontinued operations, net of tax	$(118,338)	$12,134	$1,719	$1,962	$(18,654)	$(121,177)

	Year ended December 31, 2022
(in thousands)	Solar (1)	BWRS	SPIG	GMAB	Vølund	Total
Revenues	$41,897	$67,390	$60,979	$11,592	$98,518	$280,376

Cost of operations	43,211	50,812	50,154	7,716	88,001	239,894
Selling general and administrative expenses	(2,029)	11,053	10,680	1,347	13,302	34,353
Restructuring expenses	—	—	98	—	668	766
Research and development costs	—	—	382	131	735	1,248
(Gain) loss on asset disposals, net	(59)	(21)	5	—	—	(75)
Impairment of goodwill and long-lived assets	7,224	—	—	—	—	7,224
Total costs and expenses	48,347	61,844	61,319	9,194	102,706	283,410
Operating (loss) income	(6,450)	5,546	(340)	2,398	(4,188)	(3,034)
Other (expense) income	(146)	(344)	1,666	237	(8,282)	(6,869)
(Loss) income from discontinued operations before tax	(6,596)	5,202	1,326	2,635	(12,470)	(9,903)
(Benefit) expense from income taxes	—	(27)	598	544	1,393	2,508
(Loss) income from discontinued operations, net of tax	(6,596)	5,229	728	2,091	(13,863)	(12,411)
Net income attributable non-controlling interest	—	—	13	—	—	13
Net (loss) income attributable to stockholders	$(6,596)	$5,229	$741	$2,091	$(13,863)	$(12,398)

(1) Selling, general and administrative expenses includes a $9.6 million gain related to the change in fair value of contingent consideration.

The following table provides the major classes of assets and liabilities of the disposal groups included in assets held for sale and liabilities held for sale in the Consolidated Balance Sheets:

	December 31, 2024
(in thousands)	Solar	Vølund	Total
Cash	$1,255	$2,200	$3,455
Accounts receivable – trade, net	2,814	7,202	10,016
Contracts in progress	4,157	10,023	14,180
Inventories, net	—	2,365	2,365
Other current assets	90	371	461
Total current assets	8,316	22,161	30,477

Net property, plant and equipment and finance leases	3,246	124	3,370
Intangible assets	7,833	211	8,044
Right-of-use assets	53	1,358	1,411
Other assets	9	243	252
Total noncurrent assets	11,141	1,936	13,077
Total assets held for sale (1)	$19,457	$24,097	$43,554

Accounts payable	$30,365	$5,980	$36,345
Accrued employee benefits	—	518	518
Advance billings on contracts	961	5,855	6,816
Accrued warranty expense	1,176	845	2,021
Operating lease liabilities	26	288	314
Other accrued liabilities	4,504	190	4,694
Current borrowings	511	—	511
Total current liabilities	37,543	13,676	51,219

Borrowings, net of current portion	874	—	874
Operating lease liabilities, net of current portion	29	1,075	1,104
Other noncurrent liabilities	1,199	—	1,199
Total noncurrent liabilities	2,102	1,075	3,177
Total liabilities held for sale (1)	$39,645	$14,751	$54,396

Reported as:
Current assets held for sale (1)	$19,457	$24,097	$43,554
Current liabilities held for sale (1)	$39,645	$14,751	$54,396

(1) BWRS, SPIG and GMAB were sold in 2024 so therefore no balances are left to disclose.

	December 31, 2023
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Cash	$31	$7,229	$12,450	$2,320	$3,449	$25,479
Current restricted cash	—	—	1,825	—	—	1,825
Accounts receivable – trade, net	3,272	13,396	23,233	1,198	4,768	45,867
Contracts in progress	4,538	2,152	22,158	1,138	14,300	44,286
Inventories, net	—	6,682	4,317	—	5,310	16,309
Other current assets	62	851	12,864	160	4,024	17,961
Total current assets	7,903	30,310	76,847	4,816	31,851	151,727

Net property, plant and equipment and finance leases	2,683	1,833	2,179	6	4,988	11,689
Intangible assets	7,833	11,124	10,529	—	395	29,881
Goodwill	—	16,835	—	—	—	16,835
Right-of-use assets	76	208	933	—	974	2,191
Other assets	—	356	166	—	248	770
Total noncurrent assets	10,592	30,356	13,807	6	6,605	61,366
Total assets held for sale	$18,495	$60,666	$90,654	$4,822	$38,456	$213,093

Accounts payable	$26,298	$4,700	$28,430	$3,004	$8,202	$70,634
Accrued employee benefits	231	1,217	1,505	299	4,024	7,276
Advance billings on contracts	5,961	86	10,212	1,273	10,410	27,942
Accrued warranty expense	1,078	489	479	118	2,167	4,331
Operating lease liabilities	23	67	371	—	203	664
Other accrued liabilities	8,101	7,310	1,023	988	7,740	25,162
Current borrowings	502	—	—	—	—	502
Total current liabilities	42,194	13,869	42,020	5,682	32,746	136,511

Borrowings, net of current portion	1,308	—	—	—	—	1,308
Operating lease liabilities, net of current portion	—	141	562	—	770	1,473
Deferred tax liability	—	2,729	32	—	11	2,772
Other noncurrent liabilities	112	—	1,110	1	—	1,223
Total noncurrent liabilities	1,420	2,870	1,704	1	781	6,776
Total liabilities held for sale	$43,614	$16,739	$43,724	$5,683	$33,527	$143,287

Reported as:
Current assets held for sale (1)	$18,495	$30,310	$76,847	$4,816	$31,851	$162,319
Noncurrent assets held for sale	—	30,356	13,807	6	6,605	50,774
Total assets held for sale	$18,495	$60,666	$90,654	$4,822	$38,456	$213,093

Current liabilities held for sale (1)	$43,614	$13,869	$42,020	$5,682	$32,746	$137,931
Noncurrent liabilities held for sale	—	2,870	1,704	1	781	5,356
Total liabilities held for sale	$43,614	$16,739	$43,724	$5,683	$33,527	$143,287
(1) The Solar assets and liabilities met the criteria for presentation as current as of December 31, 2023.

The depreciation, amortization, capital expenditures, and significant operating and investing noncash items of the discontinued operations are as follows:

	Year ended December 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Depreciation and amortization of long-lived assets	$—	$948	$3,014	$4	$495	$4,461
Impairment of goodwill and long-lived assets	—	—	5,838	—	—	5,838
Gain on divestiture	—	44,876	15,891	(1,820)	—	58,947
Proceeds from sale of business and assets, net	—	83,477	18,557	14,838	—	116,872
Purchase of property, plant and equipment	(690)	(352)	(964)	(26)	(128)	(2,160)

	Year ended December 31, 2023
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Depreciation and amortization of long-lived assets	$952	$1,856	$3,570	$4	$916	$7,298
Impairment of goodwill and long-lived assets	56,556	—	—	—	—	56,556
Purchase of property, plant and equipment	(1,857)	(1,355)	(774)	(7)	(43)	(4,036)

	Year ended December 31, 2022
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Depreciation and amortization of long-lived assets	$2,448	$1,578	$3,440	$15	$872	$8,353
Impairment of goodwill and long-lived assets	7,224	—	—	—	—	7,224
Change in fair value of contingent consideration	(9,567)	—	—	—	—	(9,567)
Purchase of property, plant and equipment	(1,929)	(1,171)	(859)	—	(450)	(4,409)

NOTE 5 – SEGMENT REPORTING

Our operations are assessed based on three reportable market-facing segments as part of our market-focused organizational approach. Our reportable segments are as follows:

•Babcock & Wilcox Renewable: The B&W Renewable segment offers technologies for efficient and environmentally sustainable power and heat generation, including waste-to-energy, oxygen-fired biomass-to-energy and black liquor systems for the pulp and paper industry. Our leading waste-to-energy technologies support a circular economy, diverting waste from landfills to use for power generation and replacing fossil fuels, while recovering recyclable metals and reducing emissions.
•Babcock & Wilcox Environmental: The B&W Environmental segment offers a full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control, and mercury control.
•Babcock & Wilcox Thermal: The B&W Thermal segment offers steam generation equipment, aftermarket parts, construction, maintenance and field services for plants in the power generation, oil and gas, and industrial sectors. We have an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others.

The Company's chief operating decision maker (CODM) is the chief executive officer. The CODM assesses the segments' performance by using each segment’s Adjusted EBITDA. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Adjusted EBITDA by segment consists of net loss plus accretion of depreciation and amortization, stock-based compensation and provision for income taxes and excludes other transactions not deemed representative of segment results. Items that apply to B&W as a whole are assigned to Corporate. We do not separately identify or report assets by segment as the CODM does not consider assets by segment to be a critical measure by which performance is measured.

An analysis of our operations by segment is as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenues:
B&W Renewable segment	$110,134	$140,835	$122,765
B&W Environmental segment	109,390	108,655	81,822
B&W Thermal segment	497,879	499,216	415,104
Elimination of intersegment revenues	(70)	(21,391)	(10,254)
Total Revenue	$717,333	$727,315	$609,437

The following tables provide information about our segments and include the reconciliation of Revenue to Segment Adjusted EBITDA to Loss from continuing operations before income tax expense:

	Year ended December 31, 2024
(in thousands)	B&W Renewable segment	B&W Environmental segment	B&W Thermal segment	Total
Revenue	$110,134	$109,390	$497,879	$717,403
Cost of operations	74,649	80,348	367,857	522,854
General & administrative expense (1)	12,256	10,495	39,439	62,190
Selling & marketing expense	8,144	7,753	29,213	45,110
Segment Adjusted EBITDA	15,085	10,794	61,370	87,249
Corporate/eliminations (2)				(18,354)
Interest expense, net				(45,332)
Depreciation & amortization				(11,125)
Impairment of goodwill and long-lived assets				(3,729)
Benefit plans, net				(31,937)
Gain (loss) on sales, net				354
Settlement and related legal recoveries (costs)				(4,044)
Advisory fees for settlement costs and liquidity planning				(1,234)
Loss on debt extinguishment				(7,267)
Stock compensation				(4,509)
Restructuring expense and business services transition				(1,296)
Acquisition pursuit and related costs				(643)
Product development				(8,228)
Foreign exchange				(109)
Letter of credit fees				(7,036)
Other-net				(3,550)
Loss from continuing operations before income tax expense				$(60,790)

	Year ended December 31, 2023
(in thousands)	B&W Renewable segment	B&W Environmental segment	B&W Thermal segment	Total
Revenue	$140,835	$108,655	$499,216	$748,706
Cost of operations	103,024	89,038	365,783	557,845
General & administrative expense (1)	17,683	8,020	37,648	63,351
Selling & marketing expense	13,747	7,464	31,010	52,221
Segment Adjusted EBITDA	6,381	4,133	64,775	75,289
Corporate/eliminations (2)				(14,484)
Interest expense, net				(41,486)
Depreciation & amortization				(14,300)
Benefit plans, net				(37,505)
Gain (loss) on sales, net				(134)
Settlement and related legal recoveries (costs)				1,474
Advisory fees for settlement costs and liquidity planning				(1,107)
Stock compensation				(7,121)
Restructuring expense and business services transition				(2,619)
Acquisition pursuit and related costs				(827)
Product development				(9,023)
Foreign exchange				(2,594)
Letter of credit fees				(7,702)
Other-net				(3,837)
Loss from continuing operations before income tax expense				$(65,976)

	Year ended December 31, 2022
(in thousands)	B&W Renewable segment (3)	B&W Environmental segment	B&W Thermal segment	Total
Revenue	$122,765	$81,822	$415,104	$619,691
Cost of operations	78,480	67,557	281,895	427,932
General & administrative expense (1)	21,406	6,689	46,640	74,735
Selling & marketing expense	11,111	5,935	29,861	46,907
Segment Adjusted EBITDA	11,768	1,641	56,708	70,117
Corporate/eliminations (2)				(14,550)
Interest expense, net				(39,211)
Depreciation & amortization				(16,247)
Benefit plans, net				37,528
Gain (loss) on sales, net				2,523
Settlement and related legal recoveries (costs)				(9,109)
Financial advisory services				(1,424)
Advisory fees for settlement costs and liquidity planning				(1,509)
Stock compensation				(7,487)
Restructuring expense and business services transition				(5,981)
Acquisition pursuit and related costs				(5,504)
Product development				(4,100)
Foreign exchange				(1,025)
Letter of credit fees				(5,204)
Other-net				(3,932)
Loss from continuing operations before income tax expense				$(5,115)
(1) General & administrative expense excludes corporate/eliminations of $20.9 million, $22.8 million and $16.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Other corporate expenses include certain R&D expenses and other costs not allocated to our segments.
(3) Adjusted EBITDA in our Renewable segment for the year ended December 31, 2022 includes a $6.2 million non-recurring gain on sale related to development rights of a future renewable energy project.

Information about our consolidated operations in different geographic areas:

	Year ended December 31,
(in thousands)	2024	2023	2022
REVENUES (1)
United States	$462,920	$502,893	$449,636
Canada	81,259	90,612	84,250
United Kingdom	52,251	38,342	5,987
Indonesia	13,900	13,291	11,624
Philippines	12,063	3,176	3,276
Aggregate of all other countries, each with less than $10 million in revenues	94,940	79,001	54,664
	$717,333	$727,315	$609,437
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2024	2023
NET PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES
United States	$49,225	$47,986
Mexico	13,974	14,953
United Kingdom	4,593	4,940
Aggregate of all other countries	1,801	1,487
	$69,593	$69,366

NOTE 6 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. No single customer comprised of 10% or more of our consolidated revenues from transactions in 2024, 2023, and 2022, respectively. Our revenue recognition accounting policy is described in more detail in Note 2.

Contract Balances

The following represents the components of Contracts in progress and Advance billings on contracts included in the Consolidated Balance Sheets:

(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$31,691	$12,100	$19,591	162%
Revenues recognized less billings to customers	50,712	38,206	12,506	33%
Contracts in progress	$82,403	$50,306	$32,097	64%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$57,893	$54,051	$3,842	7%
Costs of revenue recognized less cost incurred	585	5,066	(4,481)	(88)%
Advance billings on contracts	$58,478	$59,117	$(639)	(1)%

Net contract balance	$23,925	$(8,811)	$32,736	372%

Accrued contract losses	$217	$46	$171	372%

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Retainage expected to be collected within one year	$3,787	$2,558	$1,229	48%
Retainage expected to be collected after one year	193	1,466	(1,273)	(87)%
Total retainage	$3,980	$4,024	$(44)	(1)%

Retainage is a holdback of final payment from a customer upon completion of a contract for a set period of time. Retainage is included in advanced billings on contracts or contracts in progress in the Consolidated Balance Sheets as of December 31, 2024. All long-term retainage at December 31, 2024 is expected to be collected by the end of 2026.

Backlog

At December 31, 2024 we had $540.1 million of remaining performance obligations, which are also referred to as total backlog. We expect to recognize approximately 65%, 33% and 2% of its remaining performance obligations as revenue in 2025, 2026 and thereafter, respectively.

Changes in Contract Estimates

In the years ended December 31, 2024, 2023 and 2022 we recognized changes in estimated gross profit related to long-term contracts accounted for on the over time basis, which are summarized as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Increases in gross profit for changes in estimates	$8,231	$6,425	$10,388
Decreases in gross profit for changes in estimates	(6,211)	(4,179)	(4,624)
Net changes in gross profit for changes in estimates	$2,020	$2,246	$5,764

Loss Contracts

During the years ended December 31, 2024 and 2023, we recorded $0.3 million and $1.5 million, respectively, in net losses from changes in estimated costs to complete four and seven, respectively, B&W Thermal contracts in loss positions.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Consolidated Balance Sheets are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials and supplies	$87,262	$78,627
Work in progress	6,707	5,428
Finished goods	14,920	13,525
Total inventories, net	$108,889	$97,580

NOTE 8 – PROPERTY, PLANT & EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of each of the major classes of depreciable assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2024	December 31, 2023
Land	$1,493	$1,452
Buildings	24,244	24,264
Machinery and equipment	123,678	125,205
Property under construction	14,466	13,781
	163,881	164,702
Less accumulated depreciation	118,869	117,714
Net property, plant and equipment	45,012	46,988
Finance lease	34,920	30,656
Less finance lease accumulated amortization	10,339	8,278
Net property, plant and equipment and finance leases	$69,593	$69,366

NOTE 9 – GOODWILL

The following summarizes the changes in the net carrying amount of goodwill in the Consolidated Balance Sheets:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2022	$9,238	$5,347	$69,587	$84,172
Currency translation adjustments	(267)	290	927	950
Balance at December 31, 2023	$8,971	$5,637	$70,514	$85,122
Currency translation adjustments	(489)	(537)	(1,958)	(2,984)
Balance at December 31, 2024	$8,482	$5,100	$68,556	$82,138

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists (a "triggering event").

The annual quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit’s estimated revenue growth, operating margin, and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit’s business. The fair market value calculated in the quantitative assessment exceeded the carrying amount of each of the reporting units by at least 35% at October 1, 2024.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Definite-lived intangible assets
Customer relationships	$25,462	$27,069
Unpatented technology	3,703	4,006
Patented technology	1,912	1,913
Trade names	1,898	1,758
All other	4,369	4,345
Gross value of definite-lived intangible assets	$37,344	$39,091
Customer relationships amortization	(11,717)	(9,816)
Unpatented technology amortization	(1,129)	(894)
Patented technology amortization	(1,158)	(876)
Trade names amortization	(1,224)	(1,110)
All other amortization	(4,370)	(4,345)
Accumulated amortization	$(19,598)	$(17,041)
Net definite-lived intangible assets	$17,746	$22,050
Indefinite-lived intangible assets
Trademarks	1,305	1,530
Total intangible assets, net	$19,051	$23,580
The following summarizes the changes in the carrying amount of intangible assets:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$23,580	$26,325
Amortization expense	(3,078)	(3,190)
Currency translation adjustments	(1,451)	445
Balance at end of the period	$19,051	$23,580

Amortization of intangible assets is included in Cost of operations and SG&A in the Consolidated Statement of Operations.

Definite-lived intangible assets are assessed for impairment on an interim basis when impairment indicators exist. During the fourth quarter of 2024, we identified factors that indicated a triggering event had occurred, mainly due to the decrease in the common stock price during the quarter. We performed a quantitative assessment in accordance with ASC 360 and concluded that no impairment of intangible assets exists at December 31, 2024.

Estimated future intangible asset amortization expense, during the year ended December 31, 2024 is as follows (in thousands):

Amortization Expense
Year ending December 31, 2025	$3,110
Year ending December 31, 2026	3,016
Year ending December 31, 2027	3,016
Year ending December 31, 2028	2,884
Year ending December 31, 2029	2,819
Thereafter	2,901

NOTE 11 – LEASES

We determine if an arrangement is a lease at inception. Operating leases are included in Right-of-use assets, Operating lease liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment and finance leases, Other accrued liabilities and Other non-current finance liabilities in the Consolidated Balance Sheets.

Amounts relating to leases are presented in the Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	December 31, 2024	December 31, 2023
Operating lease assets	Right-of-use assets	$32,789	$26,077
Finance lease assets	Net property, plant and equipment and finance leases	24,581	22,378
Total non-current lease assets		$57,370	$48,455

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,550	$3,291
Finance lease liabilities	Financing lease liabilities	1,644	1,367
Non-current
Operating lease liabilities	Non-current operating lease liabilities	30,315	23,878
Finance lease liabilities	Non-current finance lease liabilities	28,501	26,206
Total lease liabilities		$64,010	$54,742

The components of lease expense included in the Consolidated Statements of Operations are as follows:

		Year ended December 31,
(in thousands)	Classification	2024	2023	2022
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$6,527	$5,774	$5,972
Operating lease expense	Cost of operations	—	—	—
Short-term lease expense	Selling, general and administrative expenses	2,176	2,088	2,950
Variable lease expense (1)	Selling, general and administrative expenses	455	354	141
Total operating lease expense		$9,158	$8,216	$9,063

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	$2,116	$2,080	$3,527
Interest on lease liabilities	Interest expense	2,037	2,813	2,372
Total finance lease expense		$4,153	$4,893	$5,899

Net lease cost		$13,311	$13,109	$14,962
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.

Other information related to leases is as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,230	$5,510	$5,666
Operating cash flows - finance leases	2,155	2,235	2,372
Financing cash flows - finance leases	1,369	1,195	2,435

(in thousands)	December 31, 2024	December 31, 2023
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$10,617	$3,159
Finance leases	4,333	103

Weighted-average remaining lease term:
Operating leases (in years)	12.3	12.9
Finance leases (in years)	9.6	11.0
Weighted-average discount rate:
Operating leases	8.2%	8.3%
Finance leases	8.0%	8.0%

Future minimum lease payments required under non-cancellable leases as of December 31, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$6,021	$3,730	$9,751
2026	5,429	3,820	9,249
2027	4,765	3,880	8,645
2028	4,080	3,952	8,032
2029	3,374	6,543	9,917
Thereafter	31,274	20,976	52,250
Total	$54,943	$42,901	$97,844
Less imputed interest	(21,078)	(12,756)	(33,834)
Lease liability	$33,865	$30,145	$64,010

NOTE 12 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services sold to customers. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$4,380	$6,320
Additions	3,244	3,921
Expirations and other changes	(3,400)	(3,698)
Payments	(780)	(2,161)
Translation and other	2	(2)
Balance at end of period	$3,446	$4,380

We record estimated expense in Cost of operations in the Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recognized when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimate of future costs of materials and labor. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows.

NOTE 13 – RESTRUCTURING ACTIVITIES

We incurred restructuring charges in 2024, 2023 and 2022. The charges primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses.

The following tables summarizes the restructuring activity incurred by segment:

	Year ended December 31,
	2024
(in thousands)	Total	Severance and related costs	Other
B&W Thermal segment	$1,296	$636	$660
	$1,296	$636	$660

	Year ended December 31,
	2023
(in thousands)	Total	Severance and related costs	Other
B&W Renewable segment	$629	$304	$325
B&W Environmental segment	372	180	192
B&W Thermal segment	1,612	781	831
Corporate	6	—	6
	$2,619	$1,265	$1,354

	Year ended December 31,
	2022
(in thousands)	Total	Severance and related costs	Other
B&W Renewable segment	$231	$50	$181
B&W Environmental segment	129	28	101
B&W Thermal segment	592	128	464
Corporate	(1,157)	(1,228)	71
	$(205)	$(1,022)	$817

Restructuring liabilities primarily related to severance payments are included in Other accrued liabilities in the Consolidated Balance Sheets. Activity related to the restructuring liabilities is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$345	$59
Restructuring expense	1,296	2,619
Payments	(1,420)	(2,333)
Balance at end of period	$221	$345

NOTE 14 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have historically provided defined benefit retirement benefits to domestic U.S. employees under the U.S. Plan, a noncontributory plan. As of 2006, the U.S. Plan was closed to new salaried plan entrants. Effective December 31, 2015, benefit accruals for those salaried employees covered by, and continuing to accrue service and salary adjusted benefits under the U.S. Plan, ceased. As of December 31, 2024, and 2023, 67 and 68 hourly employees continue to accrue benefits under the U.S. Plan for the respective years.

Effective January 1, 2012, a defined contribution component was adopted applicable to Babcock & Wilcox Canada, Ltd. (the "Canadian Plans"). Any employee with less than two years of continuous service as of December 31, 2011 was required to enroll in the defined contribution component of the Canadian Plans as of January 1, 2012 or upon the completion of 6 months of continuous service, whichever was later. These and future employees are not eligible to enroll in the defined benefit component of the Canadian Plans. Effective January 1, 2015, benefit accruals under certain hourly Canadian pension plans ceased. As part of the spin-off transaction, we split the Canadian defined benefit plans from BWXT, which was completed in 2017. We did not present these plans as multi-employer plans because our portion was separately identifiable, and we were able to assess the assets, liabilities and periodic expense in the same manner as if it were a separate plan in each period.

We also sponsor the Diamond Power Specialty Limited Retirement Benefits Plan (the "U.K. Plan") through a subsidiary. Effective November 30, 2015, benefit accruals under this plan ceased. We have accounted for the Guaranteed Minimum Pension Equalization following the U.K. High Court ruling during the fourth quarter of 2018 by recording prior service cost in accumulated other comprehensive income that will be amortized through net periodic pension cost over 15 years, ending December 31, 2033.

We do not provide retirement benefits to certain non-resident alien employees of foreign subsidiaries. Retirement benefits for salaried employees who accrue benefits in a defined benefit plan are based on final average compensation and years of service, while benefits for hourly employees are based on a flat benefit rate and years of service. Our funding policy is to fund the plans as recommended by the respective plan actuaries and in accordance with the Employee Retirement Income Security Act of 1974, as amended, or other applicable law. Funding provisions under the Pension Protection Act accelerate funding requirements to ensure full funding of benefits accrued.

We make available other benefits including postretirement health care and life insurance benefits to certain salaried and union retirees based on their contracts, and on a limited basis, to future retirees.

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$888,817	$893,315	$6,343	$7,676
Service cost	635	522	17	17
Interest cost	41,669	45,143	274	360
Plan participants’ contributions	—	—	99	114
Amendment	461	—	—	—
Actuarial loss (gain)	(39,002)	24,789	(318)	(802)
Foreign currency exchange rate changes	(1,751)	1,500	(90)	26
Benefits paid	(75,621)	(76,452)	(911)	(1,048)
Benefit obligation at end of period	$815,208	$888,817	$5,414	$6,343
Change in plan assets: (1) (2)
Fair value of plan assets at beginning of period	$730,600	$770,923	$—	$—
Actual return on plan assets	(28,529)	32,830	—	—
Employer contribution	11,690	1,416	812	934
Plan participants' contributions	—	—	99	114
Foreign currency exchange rate changes	(2,127)	1,883	—	—
Benefits paid	(75,621)	(76,452)	(911)	(1,048)
Fair value of plan assets at the end of period	636,013	730,600	—	—
Funded status	$(179,195)	$(158,217)	$(5,414)	$(6,343)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,105)	$(1,103)	$(806)	$(930)
Accumulated postretirement benefit obligation	—	—	(4,608)	(5,413)
Pension liability	(188,057)	(167,498)	—	—
Prepaid pension	9,967	10,384	—	—
Accrued benefit liability, net	$(179,195)	$(158,217)	$(5,414)	$(6,343)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$1,067	$787	$283	$974

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	781,793	851,302	—	—
Accumulated benefit obligation	781,793	851,302	—	—
Fair value of plan assets	592,630	682,699	—	—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	33,416	37,515	—	—
Accumulated benefit obligation	33,416	37,515	—	—
Fair value of plan assets	43,383	47,901	—	—
(1) We had $12.3 million and $4.0 million in Fixed Income and Equity, respectively, as of December 31, 2024 relating to securities of the employer.
(2) We had $10.7 million and $3.5 million in Fixed Income and Equity, respectively, as of December 31, 2023 relating to securities of the employer.

Components of net periodic benefit cost (benefit) included in net (loss) income are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2024	2023	2022	2024	2023	2022
Interest cost	$41,669	$45,143	$26,676	$274	$360	$182
Expected return on plan assets	(44,508)	(46,877)	(57,547)	—	—	—
Amortization of prior service cost	190	190	189	691	691	691
Recognized net actuarial loss (gain)	33,939	38,801	(6,365)	(318)	(803)	(1,354)
Benefit plans, net (1)	31,290	37,257	(37,047)	647	248	(481)
Service cost included in COS (2)	635	522	699	17	17	20
Net periodic benefit cost (benefit)	$31,925	$37,779	$(36,348)	$664	$265	$(461)
(1)    Benefit plans, net, which is presented separately in our Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Consolidated Statement of Operations and is allocated to the B&W Thermal segment.

Recognized net actuarial loss (gain) consists primarily of reported actuarial loss/gain and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were losses (gains) of $33.6 million, $38.0 million and $(7.7) million in the years ended, December 31, 2024, 2023 and 2022, respectively. The recognized net actuarial loss (gain) was recorded in Benefit plans, net in the Consolidated Statements of Operations.

Assumptions

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	5.57%	5.02%	5.35%	5.21%	4.94%	5.28%
Rate of compensation increase	0.07%	0.07%	0.06%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	5.03%	5.39%	2.88%	5.21%	4.94%	5.28%
Expected return on plan assets	6.38%	6.37%	5.90%	—	—	—
Rate of compensation increase	0.07%	0.07%	0.06%	—	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.5% for the majority of our pension plan assets (approximately 93% of our total pension assets at December 31, 2024).

Sensitivity

The following sensitivity analysis reflects the impact of a 25-basis point change in the assumed discount rate and return on assets on our pension plan obligations and expense for the year ended December 31, 2024:

(in millions)	0.25% increase	0.25% decrease
Discount rate:
Effect on ongoing net periodic benefit cost (1)	$(14.9)	$15.5
Effect on projected benefit obligation	(16.4)	17.1
Return on assets:
Effect on ongoing net periodic benefit cost	(1.6)	1.6
(1) Excludes effect of annual MTM adjustment.

A 25-basis point change in the assumed discount rate and return on assets would have no meaningful impact on our other postretirement benefit plan obligations and expense for the year ended December 31, 2024 individually or in the aggregate, excluding the impact of any annual MTM adjustments we record annually.

Investment goals

The overall investment strategy of the pension trusts is to achieve long-term growth of principal, while avoiding excessive risk and to minimize the probability of loss of principal over the long term. The specific investment goals that we set for the pension trusts in the aggregate are (1) to ensure that plan liabilities are met when due and (2) to achieve an investment return on trust assets consistent with a reasonable level of risk.

Allocations to each asset class for both domestic and foreign plans are reviewed periodically and rebalanced, if appropriate, to assure the continued relevance of the goals, objectives and strategies. The pension trusts for both domestic and foreign plans employ a professional investment advisor and a number of professional investment managers whose individual benchmarks are, in the aggregate, consistent with the plans' overall investment objectives. The goals of each investment manager are (1) to meet (in the case of passive accounts) or exceed (for actively managed accounts) the benchmark selected and agreed upon by the manager and the trust and (2) to display an overall level of risk in its portfolio that is consistent with the risk associated with the agreed upon benchmark.

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2024 and 2023, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately (4.5)% and 4.1%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2024	2023
Asset category:
United States government securities	13%	16%
Corporate stocks	2%	2%
Private credit	45%	39%
Hedge funds	25%	32%
Cash and cash equivalents	15%	11%

The target asset allocation for the Master Trust as of both December 31, 2024 and 2023 was 70% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 10% of equity and other investments. We routinely reassess the target asset allocation with a goal of better aligning the expected cash flows from those assets to the anticipated benefit payments.

Foreign plans: We sponsor the Canadian Plans and the U.K. Plan through certain of our foreign subsidiaries. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2024	2023
Asset category:
Commingled and mutual funds	—%	23%
Fixed income	99%	76%
Other	1%	1%
The target allocation for 2024 for the foreign plans, by asset class, is as follows:

	Canadian Plans	U.K. Plan
Asset class:
Fixed income and other	100%	100%

Fair value of plan assets
See Note 22 below in the Consolidated Financial Statements for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with ASC 820, Fair Value Measurement, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled "Obligations and funded status". The following is a summary of total investments of our plans measured at fair value:

(in thousands)	Years Ended December 31, 2024	Level 1	Level 2	Level 3
United States government securities	$77,641	$77,641	$—	$—
Fixed income	79,202	12,292	42,967	23,943
Equity	5,807	5,516	—	291
Private credit	213,304	—	—	213,304
Private equity	6,718	—	—	6,718
Hedge fund	57,410	—	—	57,410
Cash and accrued items	52,926	52,087	—	839
Investments measured at fair value	$493,008	$147,536	$42,967	$302,505
Investments measured at net asset value	143,084
Pending trades	(79)
Total pension and other postretirement benefit assets	$636,013

(in thousands)	Year ended December 31, 2023	Level 1	Level 2	Level 3
Commingled and mutual funds	$11,168	$—	$11,168	$—
United States government securities	106,232	106,232	—	—
Fixed income	65,821	10,689	36,305	18,827
Equity	13,472	13,090	—	382
Private credit	235,198	—	—	235,198
Private equity	4,176	—	—	4,176
Hedge fund	85,363	—	—	85,363
Cash and accrued items	43,634	43,634	—	—
Investments measured at fair value	$565,064	$173,645	$47,473	$343,946
Investments measured at net asset value	165,689
Pending trades	(153)
Total pension and other postretirement benefit assets	$730,600

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2025	$19,831	$702	$305	$121
Expected benefit payments (1):
2025	72,271	702	2,622	121
2026	71,250	644	2,712	115
2027	69,941	588	2,730	102
2028	68,538	534	2,779	86
2029	66,887	482	2,797	78
2030-2034	306,077	1,737	14,324	308
(1) Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $12.5 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively.

Additionally, during the third quarter of 2024, we were granted a waiver of required minimum contributions to the U.S. Plan by the PBGC, which was subject to us providing acceptable collateral to the PBGC. The waiver reduced cash funding requirements in 2024 by $15.0 million and increased contributions annually over the subsequent 5-year period.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"), after minimum service requirements are met. The Thrift Plan generally provides for matching employer contributions. Employer matching contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan total approximately $4.5 million, $4.0 million and $3.1 million in the years ended December 31, 2024, 2023 and 2022, respectively. In 2022 a one-time profit-sharing contribution for the 2021 plan year equal to 0.75% of the eligible employees' base pay was made.

Also, our salaried Canadian employees are eligible to participate in a defined contribution plan, after minimum service requirements are met. The amount charged to expense for employer contributions was approximately $0.3 million in each of the years ended December 31, 2024, 2023 and 2022.

Multi-employer plans

One of our subsidiaries in the B&W Thermal segment contributes to various multi-employer plans. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years ended December 31, 2024, 2023 and 2022:

(in millions)		Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

Pension Fund	EIN/PIN	2024	2023	2022		2024	2023	2022
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Red	Red	Yellow	Yes	$10.1	$13.4	$8.0	No	Described Below
All other						1.5	1.2	1.0
						$11.6	$14.6	$9.0

Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust ("Boilermaker Plan") is under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreement allows for termination by either party with a 90-day written notice. Our contributions to the Boilermaker Plan constitute less than 5% of total contributions to the Boilermaker Plan. All other contributions included above represents multiple amounts to various plans that, individually, are deemed to be insignificant.

NOTE 15 – DEBT AND CREDIT FACILITIES

Senior Notes

The components of our senior notes at December 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,659)	(2,757)	(4,416)
Unamortized premium	168	—	168
Net debt balance	$191,544	$148,683	$340,227

The components of senior notes outstanding at December 31, 2023 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(2,899)	(4,019)	(6,918)
Unamortized premium	312	—	312
Net debt balance	$190,448	$147,421	$337,869

(1) The 8.125% Senior Notes mature in February 2026
(2) The 6.50% Senior Notes mature in December 2026

Credit Agreement with Axos

We entered into the Credit Agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer.

The Credit Agreement provides for an up to $150.0 million asset-based Credit Facility, including a $100.0 million letter of credit sublimit. Our obligations under the Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley has provided a guaranty of payment with regard to our obligations under the Credit Agreement, as further described below. We used and expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) pay off our prior revolving credit facility with PNC, (ii) provide for working capital needs, (iii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement, and (iv) provide for general corporate purposes.

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of November 28, 2025, as amended by the Fourth Amendment to the Credit Agreement ("Fourth Amendment") (as described below), the 8.125% Senior Notes and 6.50% Senior Notes have not been refinanced pursuant to a permitted refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is November 28, 2025.

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

In connection with the Credit Agreement, we were required to pay (i) an origination fee of $1.5 million, (ii) a commitment fee equal to 0.50% per annum multiplied by the positive difference by which the Aggregate Revolving Commitments exceed the Total Revolvings Outstanding (as defined in the Credit Agreement), subject to adjustment, (iii) a facility fee equal to the Applicable Margin for SOFR Loans multiplied by the positive difference by which the actual daily amount of L/C Obligations the Administrative Agent is then holding Specified Cash Collateral exceeds the actual daily Outstanding Amount of Revolving Loans, and (iv) a collateral monitoring fee of $1,000 per month. We are permitted to prepay all or any portion of the loans under the Credit Agreement prior to maturity subject to the payment of an early termination fee. The Credit Agreement requires mandatory prepayments under certain circumstances, including in the event of an overadvance.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At December 31, 2024, after giving consideration to the Fourth Amendment discussed below, we are in compliance with all financial and other covenants contained in the Credit Agreement.

In connection with our entry into the Credit Agreement, we entered into with B. Riley (i) a guaranty agreement in favor of (a) Axos, in its capacity as administrative agent under the Credit Agreement, for the ratable benefit of the Secured Parties and (b) such Secured Parties (the "B. Riley Guaranty") and (ii) a fee and reimbursement agreement, made by B. Riley and accepted and agreed to by us (the "B. Riley Fee Agreement"). The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for an annual fee to be paid to B. Riley by us in an annual amount equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3.0 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

On April 30, 2024, we, along with certain subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the First Amendment to Credit Agreement (the "First Amendment"). The First Amendment, among other things, amends the Increased Inventory Period. In 2024, the Increased Inventory Period commenced on April 30, 2024 and ended on July 31, 2024 and would provide approximately $6.0 million additional available borrowings under the Credit Agreement.

On July 3, 2024, we, with certain of our subsidiaries as guarantors, the lenders party to the Credit Agreement, and Axos, as administrative agent, entered into the Second Amendment. Pursuant to the Second Amendment, Axos and the Lenders party to the Credit Agreement consented to the Company’s engagement in the Specified Transactions and agreed that the consummation of any Specified Transaction would not result in an event of default under the Credit Agreement. As a condition to the foregoing consent and agreements, the Company agreed to apply the net cash proceeds of all three occurrences of the Specified Transactions in the following order, irrespective of the order of consummation of the Specified Transactions: (i) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $10.0 million (the "Specified Revolver Paydown"); (ii) to the repayment of liabilities in respect of the certain pension plans of the Company and its subsidiaries, in an aggregate amount equal to $15.0 million; (iii) to the repayment of letter of credit borrowings or advances, or if no such amounts are outstanding, to the cash collateralization of existing letter of credit obligations, in an aggregate amount equal to $10.0 million; (iv) to PNC in an amount not exceeding $1.6 million in connection with the repayment and/or cash collateralization of certain existing facilities; (v) to the repayment of revolving loans under the Credit Agreement, in an aggregate amount equal to $54.0 million (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (vi) to the repayment of the Senior Notes due 2026 or any additional unsecured senior notes issued under the Company’s unsecured notes indenture, in an aggregate amount equal to $193.0 million; and (vii) the remainder to be retained by the Company to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

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

At December 31, 2024, we had a total of $124.4 million outstanding on the Credit Agreement, which includes $35.1 million drawn on the revolving credit portion of the facility and $89.3 million drawn on the letter of credit portion. At December 31, 2024, cash collateralizing the letters of credit totaling $89.3 million is classified as current Restricted cash given the classification of the Credit Agreement as current.

Other Loans Payable

As of December 31, 2024, we had loans payable of $133.7 million, net of debt issuance costs of $0.5 million. Included in these amounts, we had approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

The remaining future cash payments related to the sale-leaseback financing transactions for each year ending December 31 are as follows:

2025	$1,137
2026	1,122
2027	782
2028	800
2029	818
Thereafter	12,513
Total minimum liability requirements	$17,172
Imputed interest	(7,434)
Total	$9,738

At December 31, 2023, we had loans payable of $41.6 million, net of debt issuance costs of $0.5 million, of which $6.2 million is classified as current and $35.4 million as long term in the Consolidated Balance Sheets. Included in these amounts, we had approximately $12.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Revolving and Letter of Credit Agreements with Axos, PNC and MSD

In June 2021, we entered into the Revolving Credit Agreement with PNC as administrative agent, and the Letter of Credit Agreement, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider to secure the Letter of Credit Agreement was drawn to satisfy draws on letters of credit (the "Reimbursement Agreement") and the Debt Facilities. Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by the Credit Agreement in January 2024. The Revolving Credit Agreement was terminated in connection with our entry into the Credit Agreement and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated. We recognized a loss on debt extinguishment of $7.3 million in the year ended December 31, 2024 related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under the domestic facilities is as follows. Due to the timing of the transition of our Letter of Credit Arrangements from PNC and MSD to Axos, balances as of December 31, 2024 are with Axos and balances as of December 31, 2023 are with PNC and MSD.

	December 31,
	2024	2023
Letters of credit under domestic facilities:
Performance letters of credit	$22,701	$15,485
Financial letters of credit	18,550	10,905
Total outstanding	$41,251	$26,390

Backstopped letters of credit	$750	$450
Surety backstopped letters of credit	$15,742	$7,129
Letters of credit subject to currency revaluation	$4,405	$4,432

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	December 31,
	2024	2023
Letters of credit under non-domestic facilities	$3,096	$4,131
Surety Bonds	$177,766	$146,402

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

NOTE 16 – CAPITAL STOCK

Common Stock

In April 2024, we entered into the Sales Agreement with the Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents (such offering, the "At-the-Market" offering). As of December 31, 2024, 5.0 million shares have been sold pursuant to the Sales Agreement, for net proceeds of $7.9 million.

In July 2024, we entered into the Registration Rights Agreement with B. Riley. Pursuant to the Registration Rights Agreement, we have agreed to provide B. Riley with customary demand registration rights for all shares of our common stock they beneficially own, including any common stock issuable upon the exercise of any warrants that may be issued to them under the B. Riley Fee Agreement, as described in Note 15 to the Consolidated Financial Statements.

In May 2022, our stockholders, upon the recommendation of our Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The Plan Amendment became effective upon such stockholder approval. The Plan Amendment increased the total number of shares of our common stock authorized for award grants under the 2021 Plan from 1,250,000 shares to 5,250,000 shares. The 2021 Plan replaced our Amended and Restated 2015 Long-Term Incentive Plan. In addition to the 5,250,000 shares available for award grant purposes under the 2021 Plan as described above, any shares of our common stock underlying any outstanding award granted under the 2015 Plan that, following May 20, 2021, expires, or is terminated, surrendered, or forfeited for any reason without issuance of such shares shall also be available for the grant of new awards under the 2021 Plan.

Preferred Stock

During the twelve months ending December 31, 2024, our Board of Directors approved dividends totaling $14.9 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at December 31, 2024, and all declared dividends have been paid as of December 31, 2024.

NOTE 17 – INTEREST EXPENSE AND SUPPLEMENTAL CASH FLOW INFORMATION

Interest expense in the Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2024	2023	2022
Components associated with borrowings from:
Senior notes	$25,512	$25,601	$24,962
Credit Facility	4,892	1,494	—
	30,404	27,095	24,962
Components associated with amortization or accretion of:
Deferred fees on Revolving Credit Agreement	6,149	4,643	4,400
Deferred fees on Senior notes	2,606	2,525	2,612
	8,755	7,168	7,012

Components associated with interest from:
Lease liabilities	2,037	2,813	2,372
Letter of Credit fees and interest	3,942	3,519	3,910
Other interest expense	1,008	1,976	1,541
	6,987	8,308	7,823

Total interest expense	$46,146	$42,571	$39,797

The following table provides a reconciliation of cash and cash equivalents and current and long-term restricted cash reported within the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2024	2023	2022
Held by foreign entities	$20,790	$44,388	$46,640
Held by U.S. entities	6,065	20,947	30,088
Cash and cash equivalents	26,855	65,335	76,728

Reinsurance reserve requirements	2,024	380	447
Project indemnity collateral (1)	12,878	—	5,723
Bank guarantee collateral	—	1,823	2,072
Letters of credit collateral (2)	89,265	584	11,193
Hold-back for acquisition purchase price (3)	—	2,950	5,900
Escrow for long-term project (4)	42	297	11,397
Restricted cash and cash equivalents	104,209	6,034	36,732
Total Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (5)	$131,064	$71,369	$113,460
(1) We released $5.7 million in project indemnity restricted cash collateral for the Letter of Credit Agreement in 2023.
(2) We paid an additional $10.0 million in December, 2022 for letter of credit collateral which is reflected in Long-term restricted cash in the Consolidated Balance Sheets. This amount was released in 2023 in association with our refinancing with PNC.
(3) The purchase price for FPS was $59.2 million, including a hold-back of $5.9 million.
(4) In January 2022, we funded $11.4 million in an escrow account as security to ensure project performance. This cash was released in 2023.
(5) Includes cash held at discontinued operations of $3.5 million, $27.3 million and $21.1 million at December 31, 2024, 2023 and 2022, respectively.

The following cash activity is presented as a supplement to the Consolidated Statements of Cash Flows and is included in Net cash used in activities:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income tax payments, net	$7,761	$6,731	$7,950

Cash paid for interest (1)	$37,320	$23,067	$25,673

(1) Excludes amounts paid for Letter of Credit fees

NOTE 18 – STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2024. As of December 31, 2024, there were 0.1 million shares outstanding and exercisable, at a weighted average exercise price of $70.45 and $70.44, respectively, and a weighted average remaining contractual term of 2.4 years.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2024 is as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	1,332	$7.64
Granted	1,659	1.21
Vested	(975)	5.92
Cancelled/forfeited	(276)	8.57
Non-vested at end of period	1,740	$2.33

As of December 31, 2024, total compensation expense not yet recognized related to non-vested restricted stock units was $3.5 million and the weighted-average period in which the expense is expected to be recognized is 1.6 years.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management. The number of market-based RSUs granted was 0.96 million. The RSUs will vest if our closing stock price on the NYSE is equal to or higher than the Stock Price Goal of $12.00 per share during the performance period, which expires on the 5th anniversary of the Grant Date. The $6.70 grant date fair value per market-based RSU was determined using a Monte Carlo simulation approach. Compensation expense for awards with market conditions is recognized over the derived service period using cost of equity as the drift rate in the simulation for estimating the dividend service period and is not reversed if the market condition is not met.

We used the following assumptions to determine the fair value of the restricted stock units with market conditions as of the grant date:

Risk free interest rate	2.7%
Volatility	59.0%
Cost of equity	17.4%
Performance period	5 years
Derived service period	0.78 years

Restricted stock units with market conditions activity for the year ended December 31, 2024 was as follows:

(share data in thousands)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	760	$6.70
Cancelled/forfeited	(165)	6.70
Non-vested at end of period	595	$6.70

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

We used the following assumptions to determine the fair value of the SARs granted to employees and non-employee as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Risk-free interest rate	4.30%	3.80%
Expected volatility	46%	57%
Expected life in years	3.75	4.75
Suboptimal exercise factor	2.0x	2.0x

In making these assumptions, we based estimated volatility on the historical returns of our stock price and selected guideline companies. We based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. We relied upon a suboptimal exercise factor, representing the ratio of the base price to the stock price at the time of exercise, to account for potential early exercise prior to the expiration of the contractual term. With consideration to the executive level of the SARs holders, a suboptimal exercise multiple of 2.0x was selected. Subject to vesting conditions, should the stock price achieve a value of 2.0x above the base price, we assume the holders will exercise prior to the expiration of the contractual term of the SARs. The expected term for the SARs is an output of the valuation model in estimating the time period that the SARs are expected to remain unexercised. The valuation model assumes the holders will exercise their SARs prior to the expiration of the contractual term of the SARs.

As of December 31, 2024, the SARs are fully vested and their total intrinsic value is $0.0 million.

NOTE 19 – INCOME TAXES

(Loss) income from continuing operations before income tax expense is comprised of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
United States	$(77,417)	$(82,846)	$33
Other than the United States	16,627	16,870	(5,148)
Loss from continuing operations before income tax expense	$(60,790)	$(65,976)	$(5,115)

Significant components of the provision for income taxes from continuing operations are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$(630)	$616	$740
State	(434)	1,599	166
Foreign	9,276	7,669	3,698
Total current provision	8,212	9,884	4,604
Deferred:
Federal	3,583	125	164
State (1)	2,797	(162)	5,629
Foreign	(2,420)	(29)	(1,326)
Total deferred provision	3,960	(66)	4,467
Provision for income taxes	$12,172	$9,818	$9,071

(1) The 2022 amount is primarily attributable to deferred tax expense associated with nontaxable mark-to-market pension gains in certain states where temporary deductible benefits are expected to be recovered, changes in enacted statutory income tax rates, and changes in apportionment relating to project mix.

The provision for income taxes attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision (benefit) for income taxes.

The sources and tax effects of the differences are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income tax benefit at federal statutory rate	$(12,766)	$(13,855)	$(1,074)
State and local income taxes	2,211	1,102	1,320
Foreign rate differential	1,786	1,420	381
Deferred taxes - change in tax rate	—	—	1,217
Non-deductible (non-taxable) items	(464)	741	36
Tax credits	(37)	506	1,648
Valuation allowances	14,540	14,219	2,416
Unrecognized tax benefits	—	278	10
Withholding taxes	999	826	1,020
Change in indefinite reinvestment assertion	2,432	—	163
Return to provision and prior year true-up	2,223	4,288	1,971
Other	1,248	293	(37)
Income tax expense	$12,172	$9,818	$9,071

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Pension liability	$45,581	$41,072
Accruals	8,058	9,118
Long-term contracts	2,636	3,730
Net operating loss carryforward	356,000	406,249
State net operating loss carry forward	21,945	20,476
Interest limitation carryforward	63,670	54,271
Foreign tax credit carryforward	1,826	1,826
Other tax credits	2,292	2,294
Lease liability	15,437	14,488
Capitalized R&D	2,299	638
Property, plant and equipment	1,036	4,210
Other	4,707	5,835
Total deferred tax assets	$525,487	$564,207
Valuation allowance for deferred tax assets	(499,991)	(535,719)
Total deferred tax assets, net	$25,496	$28,488

Deferred tax liabilities:
Pension liability	$(2,456)	$(4,986)
Property, plant and equipment	(1,886)	(2,912)
Right-of-use assets	(16,262)	(13,112)
Long-term contracts	—	(102)
Unremitted earnings	(3,943)	(1,511)
Intangibles	(11,534)	(12,706)
Other	(402)	(1,273)
Total deferred tax liabilities	(36,483)	(36,602)
Net deferred tax liabilities	$(10,987)	$(8,114)

At December 31, 2024 we have foreign NOL carryforward DTAs of approximately $293.4 million available to offset future taxable income in certain foreign jurisdictions. Of these foreign NOL carryforwards, $99.0 million do not expire. The remaining foreign NOLs will expire between 2024 and 2040.

At December 31, 2024, we have U.S. federal NOL carryforward DTAs of approximately $62.6 million. Of this amount, $18.0 million will expire in 2036 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under IRC Section 382. Approximately $38.0 million of our U.S. federal NOL carryforward is not subject to the IRC Section 382 limitation.

At December 31, 2024, we have state NOL carryforward DTAs of $21.9 million available to offset future taxable income in various jurisdictions. Of this amount, $14.7 million will expire between 2024 and 2042.

At December 31, 2024, we have foreign tax credit carryforwards of $1.8 million. These carryforwards will expire between 2024 and 2026.

At December 31, 2024, we have valuation allowances of $500.0 million for deferred tax assets, which we expect will not be realized through carry-backs, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2024, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$(535,719)	$(504,997)
Charges to costs and expenses	30,734	(28,125)
Charges to other accounts	4,994	(2,597)
Balance at end of period	$(499,991)	$(535,719)

Sections 382 and 383 of the IRC limits, for U.S. federal income tax purposes, the annual use of NOL carryforwards (including previously disallowed interest carryforwards) and tax credit carryforwards, respectively, following an ownership change. Under IRC Section 382, an ownership change occurs if shareholders owning at least 5% of our common stock have increased their collective holdings by more than 50% during the prior three-year period. Based on information that is publicly available, we determined that a Section 382 ownership change occurred in July 2019. As a result of this change in ownership, we estimated that the future utilization of our federal NOLs (and certain credits and previously disallowed interest deductions) will become limited to approximately $1.2 million annually ($0.3 million tax effected) We maintain a full valuation allowance on the majority of its U.S. deferred tax assets, including the deferred tax assets associated with the federal NOLs, credits and disallowed interest carryforwards.

Undistributed earnings of certain foreign subsidiaries amounted to approximately $169.3 million. We no longer intend to assert indefinite reinvestment with respect to all of the undistributed earnings in foreign subsidiaries. We have recognized a deferred tax liability in the amount of $3.9 million.

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

Below is a tabular roll-forward of the beginning and ending aggregate unrecognized tax benefits on a continuing operations basis:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$37,329	$36,196	$36,419
Increases based on tax positions taken in prior years	—	—	1,829
Decreases based on tax positions taken in prior years	—	(9)	—
Decreases due to lapse of applicable statute of limitation	(512)	—	—
Currency translation adjustments	(1,951)	1,142	(2,052)
Balance at end of period	$34,866	$37,329	$36,196

Unrecognized tax benefits of $2.5 million would, if recognized, impact the effective tax rate. The remaining balance of unrecognized tax benefits relates to deferred tax assets that, if recognized, would require a full valuation allowance. It is not expected that the amount of unrecognized tax benefits will change significantly during the next 12 months. We recognize interest and penalties related to unrecognized tax benefits in our provision for income taxes; however, such amounts are not significant to any period presented.

Tax years 2017 through 2023 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. We do not have any returns under examination for years prior to 2014.

NOTE 20 – CONTINGENCIES

Litigation Relating to Boiler Installation and Supply Contract

On December 27, 2019, a complaint was filed against us by Glatfelter in the United States District Court for the Middle District of Pennsylvania, Case No. 1:19-cv-02215-JPW, alleging claims of breach of contract, fraud, negligent misrepresentation, promissory estoppel and unjust enrichment (the "Glatfelter Litigation"). The complaint alleged damages in excess of $58.9 million. On March 16, 2020 we filed a motion to dismiss, and on December 14, 2020 the court issued its order dismissing the fraud and negligent misrepresentation claims. On January 11, 2021, we filed an answer and a counterclaim for breach of contract, seeking damages in excess of $2.9 million. On November 30, 2022, we and Glatfelter each filed cross-motions for summary judgment. On June 21, 2023, the court granted our motion in part, dismissing Glatfelter’s promissory estoppel and unjust enrichment claims, dismissing Babcock & Wilcox Enterprises, Inc. entirely (Glatfelter's remaining claim is asserted against The Babcock & Wilcox Company), and finding that Plaintiffs’ claims for damages will be subject to the contractual cap on liability, and denied Glatfelter’s motion for summary judgment.

On August 8, 2024, we and Glatfelter entered into a settlement agreement to resolve the Glatfelter Litigation (the "Glatfelter Settlement Agreement"). Pursuant to the Glatfelter Settlement Agreement, we agreed to pay Glatfelter a total sum of $6.5 million (the "Settlement Amount"), to be paid in six consecutive monthly installments that began on September 3, 2024. The Settlement Amount is subject to a letter of credit backstopping the payments and contains customary confidentiality and non-disparagement provisions. The remaining amount to be paid is accrued and reflected in Other accrued liabilities in the Consolidated Balance Sheets at December 31, 2024.

Russian Invasion of Ukraine

We utilize a restricted party screening process completed by a third party to monitor compliance with applicable trade restrictions, including those trade restrictions implemented in response to the Russian invasion of Ukraine.

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

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for December 31, 2024, 2023, and 2022 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2021	$(55,499)	$(3,323)	$(58,822)
Other comprehensive income before reclassifications	(14,834)	—	(14,834)
Amounts reclassified from AOCI to net income	—	870	870
Net other comprehensive income	(14,834)	870	(13,964)
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive loss before reclassifications	5,555	—	5,555
Amounts reclassified from AOCI to net income	—	870	870
Net other comprehensive income (loss)	5,555	870	6,425
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive income before reclassifications	(9,459)	—	(9,459)
Amounts reclassified from AOCI to net income	(11,250)	410	(10,840)
Net other comprehensive income	(20,709)	410	(20,299)
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2024	2023	2022
Release of currency translation adjustment with the sale of business	Income from discontinued operations	$11,250	$—	$—
Pension and post retirement adjustments, net of tax	Benefit plans, net	(410)	(870)	(870)
	Net income	$10,840	$(870)	$(870)

NOTE 22 – FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities carried at fair value, all of which were valued from readily available prices or using inputs based upon quoted prices for similar instruments in active markets (known as "Level 1" and "Level 2" inputs, respectively, in the fair value hierarchy established by ASC 820, Fair Value Measurements).

Available-For-Sale Debt Securities

(in thousands)	December 31, 2024	Level 1	Level 2
Corporate notes and bonds	$5,196	$5,196	$—
United States government and agency securities	1,598	1,598	—
Total fair value of available-for-sale securities	$6,794	$6,794	$—

(in thousands)	December 31, 2023	Level 1	Level 2
Corporate notes and bonds	$3,144	$3,144	$—
Mutual funds	3	—	3
United States government and agency securities	3,906	3,906	—
Total fair value of available-for-sale securities	$7,053	$7,050	$3

Our investments in available-for-sale debt securities are presented in Other assets in the Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 15 above in the Consolidated Financial Statements for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices as of December 31, 2024.

(in thousands)	December 31, 2024
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ("BWSN")	$193,035	$170,643
6.50% Senior Notes due 2026 ("BWNB")	$151,440	$120,546

Other Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for our other financial instruments:

◦Cash and cash equivalents and Restricted cash. The carrying amounts that have been reported in the accompanying Consolidated Balance Sheets for Cash and cash equivalents and Restricted cash approximate their fair values due to their highly liquid nature.
◦Revolving debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of the Revolving Debt was approximately $4 million less than its carrying amount at December 31, 2024.

NOTE 23 – RELATED PARTY TRANSACTIONS

We believe transactions with related parties were conducted on terms equivalent to those prevailing in an arm's length transaction.

Transactions with B. Riley

Based on its Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 30.3% of the Company's outstanding common stock as of December 31, 2024. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 15 to the Consolidated Financial Statements, in connection with our entry into the Credit Agreement in January 2024, we entered into a guaranty agreement and a fee and reimbursement agreement with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.0% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3.0 million) as consideration for B. Riley’s agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent the B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

As described in Note 16 to the Consolidated Financial Statements, in April 2024, we entered into the Sales Agreement with B. Riley, among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley is entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young, to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In September 2024, we came to an agreement with BRPI Executive Consulting, LLC to terminate the agreement to retain the services of Mr. Kenneth Young effective immediately and concurrently entered into a direct arrangement with Mr. Kenneth Young. We paid $0.4 million in the year ended December 31, 2024 to BRPI Executive Consulting, LLC.

We entered into an Advisory Services Agreement with B. Riley on December 12, 2024 to provide financial advisory services to the Company relating to the Company's evaluation of debt financing alternatives. Under this agreement, payments are a cash fee equal to 1.75% of the total financing value, due and payable immediately upon the closing of each debt financing.

Transactions with Board of Directors

We entered into a Consultant Agreement with Henry E. Bartoli, a member of our Board of Directors, dated November 5, 2020. On November 26, 2024, we entered into a third amendment to the Bartoli Consulting Agreement that extends the term through December 1, 2025, subject to earlier termination by either party as provided in the Bartoli Consulting Agreement.

NOTE 24 – ACQUISITIONS

Fossil Power Systems

In February 2022, we acquired 100% ownership of FPS for approximately $59.2 million. The consideration paid included a hold-back of $5.9 million, payable twenty-four months from the date of the acquisition if certain conditions of the purchase agreement were met and is recorded on the Consolidated Balance Sheets in Restricted cash and cash equivalents and Other accrued liabilities.

FPS is a leading designer and manufacturer of hydrogen, natural gas and renewable pulp and paper combustion equipment including ignitors, plant controls and safety systems based in Dartmouth, Nova Scotia, Canada and is reported as part of the B&W Thermal segment.

B&W Chanute

In February 2022, we acquired 100% ownership of B&W Chanute for approximately $19.2 million. B&W Chanute designs and manufactures waste heat recovery products for use in power generation, petrochemical, and process industries, including package boilers, watertube and firetube waste heat boilers, economizers, superheaters, waste heat recovery equipment and units for sulfuric acid plants and is based in Chanute, Kansas and Tulsa, Oklahoma. B&W Chanute is reported as part of the B&W Thermal segment.

Hamon

In July 2022, we acquired certain assets of Hamon Holdings through a competitive sale process, in which B. Riley Securities, Inc. was Hamon Holding's investment banker and advisor through a Chapter 11 363 Asset Sale. We were the successful bidder for certain assets of one of those subsidiaries, Hamon, which was a major provider of air pollution control technology, for approximately $2.9 million.
NOTE 25 – SUBSEQUENT EVENT

Sales of Common Stock

We sold 3.3 million shares of our common stock pursuant to the Sales Agreement, described in Note 16 to the Consolidated Financial Statements, between January 1, 2025 and February 13, 2025 for net proceeds of $5.2 million.

Fifth Amendment to Credit Agreement

On February 28, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Waiver and Fifth Amendment to the Credit Agreement (the "Fifth Amendment"). In addition, in connection with the Fifth Amendment, the PBGC, Axos, and the second lien holder entered into a lien subordination agreement governing, among other things, the subordination of liens, the provision of enforcement rights, and the application of proceeds.

Sixth Amendment to Credit Agreement

On March 25, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment, among other things: (i) authorizes 2025 Specified Dispositions subject to satisfaction of the conditions under the agreement; (ii) increased the inventory valuation percentage as part of the Borrowing Base calculation; (iii) lowers the minimum liquidity covenant level to $20.0 million; and (iv) acknowledges the Annual Report may be qualified as a going concern opinion for the year ended December 31, 2024.

BrightLoopTM West Virginia Facility

In March 2025, we consummated an arrangement with the State of West Virginia to fund up to $10 million for the development of a BrightLoopTM hydrogen production and carbon capture facility in Mason County, West Virginia, of which $10 million will be provided by the State of West Virginia as we achieve certain milestones over the life of the project. We expect to be fully forgiven for repayment as long as certain local employment conditions are met.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as promulgated by Rules 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in internal controls over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2024 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Consolidated Balance Sheets as of December 31, 2024 and 2023, and the related Consolidated Statements of Operations, Comprehensive (Loss) Income, Stockholders' (Deficit) Equity and Cash Flows for each of the years in the three-year period ended December 31, 2024, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our financial reporting process and associated internal controls were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements for external reporting in accordance with GAAP.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on this assessment, management has concluded, based on the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined certain control deficiencies exist as of December 31, 2024 in five components of internal control based on criteria established in the 2013 Framework, as follows:

Control Environment

We did not maintain an effective control environment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the control environment of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we failed to maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions. Further, we failed to adequately train their employees timely on business processes and controls and failed to hold personnel accountable for internal control responsibilities. The control deficiencies noted above contributed to control deficiencies in the control activities, information and communication and monitoring components of the 2013 Framework.

Risk Assessment

We did not maintain an effective risk assessment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the risk assessment of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks.

Control Activities

We did not maintain effective control activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the control activities of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, processes and controls regarding the preparation and independent review of account reconciliations, including in the area of contract accounting, or related financial statement analysis prepared in conformity with GAAP were not performed or were not performed timely. We did not maintain effective control activities over complex and/or non-routine transactions. We did not have sufficient control activities designed and implemented to restrict technology access rights to a level commensurate with job responsibilities for certain authorized users and we did not maintain control activities over user access to technology at one component. Additionally, we did not maintain control activities to ensure that appropriate segregation of duties is maintained. Further, our control activities over the review and approval of manual journal entries were not designed and implemented to be performed at the appropriate level of detail or by appropriate individuals within the corporate accounting function.

Information and Communication

We did not generate and provide quality information and communication based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the information and communication of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we did not have sufficient control activities designed and implemented to generate relevant quality information and did not establish communication protocols to support the functioning of internal controls.

Monitoring

We did not design and implement effective monitoring activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the monitoring of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning. Further, we did not monitor the transition of control activities during employee changes.

The material weaknesses described above contributed to accounting errors identified and corrected throughout 2024 and contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures that would not have been prevented or detected on a timely basis.

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP's report is included herein.

Remediation Plan

We are committed to maintaining strong internal control over financial reporting. In response to the material weaknesses described above, management, with the oversight of the Audit and Finance Committee of the Board of Directors, is taking comprehensive actions to remediate the above material weaknesses. Our remediation plan includes the following:

•hired and are continuing to hire professionals with the appropriate skills to perform control activities, including those involving complex and/or non-routine transactions including a new Corporate controller and a global tax director;
•augmented our internal resources by employing several consultants with deep experience in accounting and financial reporting and we plan to continue to utilize these resources until we add personnel to our staff mentioned above;
•developing and providing incremental training to the accounting and financial reporting team;
•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, financial statement analysis prepared in conformity with GAAP and manual journal entries;
•designing and implementing controls to address the identification, accounting, review and reporting of complex and/or non-routine transactions;
•enhancing controls over user access to restrict technology access rights to authorized users to a level commensurate with job responsibilities, including performing user access reviews more frequently and at a greater level of precision;
•enhancing controls over segregation of duties;
•with the guidance and participation of our internal audit function, we are developing a monitoring program to:
◦evaluate and assess whether controls are present and functioning in a timely manner; and,
◦hold individuals accountable for their internal control responsibilities.

The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the “2013 Framework”. In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 31, 2025, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Control Environment
The Company did not maintain an effective control environment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the control environment of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company failed to maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions. Further, the Company failed to adequately train their employees timely on business processes and controls and failed to hold personnel accountable for internal control responsibilities. The control deficiencies noted above contributed to control deficiencies in the control activities, information and communication and monitoring components of the 2013 Framework.

Risk Assessment
The Company did not maintain an effective risk assessment based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the risk assessment of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks.

Control Activities
The Company did not maintain effective control activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the control activities of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, processes and controls regarding the preparation and independent review of account reconciliations, including in the area of contract accounting, or related financial statement analysis prepared in conformity with GAAP were not performed or were not performed timely. The Company did not maintain effective control activities over complex and/or non-routine transactions. The Company did not have sufficient control activities designed and implemented to restrict technology access rights to a level commensurate with job responsibilities for certain authorized users and the Company did not maintain control activities over user access to technology at one component. Additionally, the Company did not maintain control activities to ensure that appropriate segregation of duties is maintained. Further, control activities over the review and approval of manual journal entries were not designed and implemented to be performed at the appropriate level of detail or by appropriate individuals within the corporate accounting function.

Information and Communication
The Company did not generate and provide quality information and communication based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the information and communication of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company did not have sufficient control activities designed and implemented to generate relevant quality information and did not establish communication protocols to support the functioning of internal controls.

Monitoring
The Company did not design and implement effective monitoring activities based on the criteria established in the 2013 Framework and identified deficiencies in the principles associated with the monitoring of the 2013 Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, the Company did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning. Further, the Company did not monitor the transition of control activities during employee changes.

The material weaknesses described above contributed to accounting errors identified and corrected throughout 2024 and contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures that would not have been prevented or detected on a timely basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 31, 2025

Item 9B. Other Information

Sixth Amendment to Credit Agreement

On March 25, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment, among other things: (i) authorizes 2025 Specified Dispositions subject to satisfaction of the conditions under the agreement; (ii) increased the inventory valuation percentage as part of the Borrowing Base calculation; (iii) lowers the minimum liquidity covenant level to $20.0 million; and (iv) acknowledges the Annual Report may be qualified as a going concern opinion for the year ended December 31, 2024.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this item will be set forth in the Proxy Statement for our 2025 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Delinquent Section 16(a) Reports" sections and is incorporated herein by reference and made a part hereof from the Proxy Statement.

We have adopted a Code of Business Conduct that applies to all our directors, officers, and employees. Additionally, as a supplement to the Code of Business Conduct, we maintain a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other persons performing similar functions. Our Code of Business Conduct satisfies the requirements for a "code of ethics" within the meaning of SEC rules. A copy of the Code of Business Conduct is posted on our web site, www.babcock.com under "Investors – Corporate Governance." We intend to disclose promptly on our website any amendments to, or waivers of, the code covering our chief executive officer, chief financial officer and chief accounting officer.

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2025, are as follows:

Name	Age	Position
Kenneth Young	61	Chairman and Chief Executive Officer
Cameron Frymyer	49	Executive Vice President and Chief Financial Officer
Jimmy B. Morgan	56	Executive Vice President and Chief Commercial Officer
John J. Dziewisz	59	Executive Vice President, General Counsel and Corporate Secretary
Chris Riker	42	Executive Vice President and Chief Operating Officer

Kenneth Young has served as our Chief Executive Officer since November 2018 and as the Chairman of our Board of Directors since September 2020. Mr. Young served as the President of B. Riley, a provider of collaborative financial services and solutions, from July 2018 to September 2024, and as Chief Executive Officer of B. Riley’s subsidiary, B. Riley Principal Investments, from October 2016 to September 2024. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young formerly served as a member of the boards of directors of Globalstar, Inc., Orion Energy Systems, Inc., Liberty Tax, Inc. and bebe stores, inc., as well as B. Riley and Standard Diversified Opportunities Inc.

Cameron Frymyer has served as our Executive Vice President and Chief Financial Officer since January 2025. He has also served as Senior Vice President, Business Operations, of the Company since 2023. From 2020 to 2023, Mr. Frymyer served as Business Segment Chief Financial Officer for The Babcock & Wilcox Company and B&W SPIG subsidiaries. Prior to that, he was Vice President, Finance for The Babcock & Wilcox Company and B&W SPIG from 2016-2020. Mr. Frymyer also was Vice President, Finance for the Company’s Power and Industrial Segments from 2015-2016 and Finance Director for the Company’s Power segment and Controller for the Company’s Global Power Division from 2012. Mr. Frymyer joined the Company in 1997.

Jimmy B. Morgan has served as our Chief Commercial Officer since January 2025. He served as Chief Operating Officer of The Babcock & Wilcox Company beginning in August 2020 and was additionally named Executive Vice President in January 2022. He has also served as Managing Director of the Babcock & Wilcox Vølund subsidiary. Previously, Mr. Morgan served as Senior Vice President, Babcock & Wilcox, from January 2019 to August 2020. From December 2016 until January 2019, Mr. Morgan served as Senior Vice President, Renewable, with responsibility for the company’s Babcock & Wilcox Vølund subsidiary and for Babcock & Wilcox’s operations and maintenance services businesses. From August 2016 to December 2016, he served as Senior Vice President, Operations. He was Vice President, Operations from May 2016 to August 2016 and was Vice President and General Manager of Babcock & Wilcox Construction Co., Inc. from February 2016 to May 2016. Before joining Babcock & Wilcox, he was President of Allied Technical Resources, Inc., a technical staffing company, from September 2013 to January 2016. Previous positions included serving as Chief Operating Officer with BHI Energy, Vice President of Installation and Modification Services with Westinghouse Electric Company, and as Managing Director for AREVA T&D. He began his career with Duke Energy.

John J. Dziewisz has served as Executive Vice President and General Counsel since January 2022 and as Corporate Secretary since February 2020. He also serves as Chief Compliance Officer. Previously, Mr. Dziewisz served as the Senior Vice President and General Counsel of The Babcock & Wilcox Company from February 2020 to January 2022, as well as Vice President, Assistant General Counsel and Chief Compliance Officer from January 2019 to February 2020. From June 2013 until January 2019, Mr. Dziewisz served as Assistant General Counsel, Operations & Intellectual Property. From June 2005 until June 2013, Mr. Dziewisz served as Managing Attorney. Mr. Dziewisz joined the company in 1997.

Chris Riker has served as Executive Vice President and Chief Operating Officer since January 2025. He has also served as Senior Vice President, Thermal since August 2022 with responsibility for the Company's global thermal energy business. He has also served as Senior Vice President, Global Parts and Service from 2018 to 2022, where he led the worldwide parts and services business, and Vice President, Industrial Steam Generation from 2016 to 2018 where he had responsibility over the package boiler, pulp and paper and petrochemical businesses. Prior to that, he led the Finance organization for the former Global Services segment after serving as Controller for the Company's Diamond Power International, Inc. subsidiary. Chris first joined Babcock & Wilcox in the role of Manager of Internal Audit in 2010 after serving as a consultant with KPMG, LLP.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation of Directors" and "Compensation Discussion and Analysis" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2024:

(share data in thousands)
Equity Compensation Plan Information
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	946
Weighted-average exercise price of outstanding options and rights	$5.85
Number of securities remaining available for future issuance	3,011

The other information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2025" in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
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

3.5
Amended and Restated Bylaws of the Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on March 5, 2025 (File No. 001-36876)).

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

10.8†
Babcock & Wilcox Enterprises, Inc. Amended and Restated 2015 Long-Term Incentive Plan (Amended and Restated as of June 14, 2019) (incorporated by reference to Appendix G to the Babcock & Wilcox Enterprises, Inc. Definitive Proxy Statement filed with the Securities and Exchange Commission on May 13, 2019 (File No. 001-36876)).

10.9	Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 26, 2021 (File No. 001-36876)).

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

10.28
Babcock & Wilcox Enterprises, Inc. Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

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

10.43†
Third Amendment to the Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 19, 2018, made and entered into as of December 29, 2023 (incorporated by reference to Exhibit 10.43 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

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

10.46†	Second Amendment to the Consulting Agreement between The Babcock & Wilcox Company and Henry Bartoli dated November 5, 2020, effective as of January 1, 2024 (incorporated by reference to Exhibit 10.46 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.47†	Severance and Release of Claims Agreement made between The Babcock & Wilcox Company and its parent, subsidiary, and related and affiliated entities, and Joseph Buckler, signed and dated November 20, 2023 (incorporated by reference to Exhibit 10.47 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.48‡	Settlement Agreement between Babcock & Wilcox Vølund A/S and XL Insurance Company SE dated October 10, 2020 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.49	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.50	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.51	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.52	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.53	Amendment No. 5 to Amended and Restated Credit Agreement dated May 10, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.54	Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.55	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876))

10.56	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.57	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.58	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (File No. 001-36876)).

10.59	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (File No. 001-36876)).

10.60	Amendment No. 2 to Reimbursement, Guaranty and Security Agreement, dated as of November 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.79 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-36876)).

10.61	Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement, dated as of March 14, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.61 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.62	Second Amendment to Letter of Credit Issuance and Reimbursement and Guaranty Agreement; Partial Release of Cash Collateral; and Agreement Regarding Revolving Credit, Guaranty and Security Agreement, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.62 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.63	Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.63 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.64	Security and Pledge Agreement among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.64 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.65	Fee Letter (Supplement to the Credit Agreement) among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated January 18, 2024 (incorporated by reference to Exhibit 10.65 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.66	Guaranty by B. Riley Financial, Inc. in favor of Axos Bank, in its capacity as administrative agent for the Secured Parties (as defined in the Credit Agreement) dated January 18, 2024 (incorporated by reference to Exhibit 10.66 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.67	Fee and Reimbursement Agreement Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated as of January 18, 2024 (incorporated by reference to Exhibit 10.67 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.68	Fourth Amendment to Reimbursement Security Agreement and Consent Letter by and among Babcock & Wilcox Enterprises, Inc., MSD PCOF Partners XLV, LLC and B. Riley Financial, Inc., dated March 15, 2024 (incorporated by reference to Exhibit 10.68 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.69	Sales Agreement, among Babcock & Wilcox Enterprises, Inc., B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 10, 2024 (File No. 001-36876)).

10.70	First Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.8 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36876)).

10.71	First Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36876)).

10.72	Babcock & Wilcox Enterprises, Inc. Long-Term Cash Incentive Program (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-36876)).

10.73	Share Purchase Agreement by and between B&W PGG Luxembourg Finance Sárl and Hitachi Zosen Inova AG (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-36876)).

10.74	Registration Rights Agreement, among Babcock & Wilcox Enterprises, Inc. and B. Riley Securities, Inc., dated July 11, 2024 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.75	Second Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated July 3, 2024 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.76	Third Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated August 7, 2024 (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.77	Fourth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024 (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.78	Fourth Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024 (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on September 23, 2024 (File No. 001-36876)).

10.79	Independent Contractor Agreement, dated September 20, 2024, between Babcock & Wilcox Enterprises, Inc. and Kenny Young (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed September 23, 2024 (File No. 001-36876)).

10.80†	Executive Employment Agreement dated November 8, 2024 between Babcock & Wilcox Enterprises, Inc. and Kenneth Young (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.81†	Third Amendment to the Consulting Agreement, by and between The Babcock & Wilcox Enterprises, Inc. and Henry Bartoli, dated November 26, 2024 (incorporated by reference to Exhibit 99.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed December 2, 2024 (File No. 001-36876)).

10.82	Advisory Services Agreement, by and between The Babcock & Wilcox Enterprise, Inc. and B.Riley Securities, Inc, dated December 12, 2024, filed herewith (File No. 001-36876).

10.83	Fifth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated February 28, 2025, filed herewith (File No. 001-36876).

10.84	Sixth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated March XX, 2025, filed herewith (File No. 001-36876).

10.85†	Consulting Agreement, dated November 27, 2024 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone Jr., filed herewith (File No. 001-36876).

19.1	Insider Trading Policy.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$2,028	$1,611
Charges to costs and expenses	91	569
Deductions	(232)	(180)
Currency translation adjustments and other	(105)	28
Balance at end of period	$1,782	$2,028

Inventory Reserves

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$7,950	$6,755
Charges to costs and expenses	550	1,364
Deductions	(749)	(264)
Currency translation adjustments and other	(45)	95
Balance at end of period	$7,706	$7,950

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 31, 2025	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chairman and Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Cameron Frymyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Cameron Frymyer

/s/ Henry E. Bartoli	Director
Henry E. Bartoli

/s/ Alan B. Howe	Director
Alan B. Howe

/s/ Philip D. Moeller	Director
Philip D. Moeller

/s/ Rebecca L. Stahl	Director
Rebecca L. Stahl

/s/ Joseph A. Tato	Director
Joseph A. Tato

/s/ Dr. Naomi L. Boness	Director
Dr. Naomi L. Boness

March 31, 2025