Form 10-Q
period 2025-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2025-05-12
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 5, 2025 was 98,404,024.

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
At-The-Market offering	The offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Debt Facilities	Collectively, the Revolving Credit Agreement and Letter of Credit Agreement
Disposal Group	Assets and liabilities that are held for sale as part of B&W Solar
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fourth Amendment	Fourth Amendment to the Credit Agreement
GAAP	Generally Accepted Accounting Principles in the United States of America
Glatfelter	P.H. Glatfelter Company
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
Over time	Refers to fixed long-term pricing in contract term revenue
PBGC	Pension Benefit Guaranty Corporation
Plaintiff	A B&W stockholder
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Registration Rights Agreement	Registration rights agreement with B. Riley
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission

Abbreviation or acronym	Term
Securities Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A
U.S. Plan	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations

***** Cautionary Statement Concerning Forward-Looking Information *****

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical or current fact included in this Quarterly Report are forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements include words such as "expect," "intend," "plan," "likely," "seek," "believe," "project," "forecast," "target," "goal," "potential," "estimate," "may," "might," "will," "would," "should," "could," "can," "have," "due," "anticipate," "assume," "contemplate," "continue" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management’s current expectations and involve a number of risks and uncertainties, including, but not limited to: that our financial condition raises substantial doubt as to our ability to continue as a going concern and we have entered into a number of amendments and waivers to our Debt Facilities; our need of additional financing to continue as a going concern; any negative reactions to the substantial doubt about our ability to continue as a going concern by our customers, suppliers, vendors, employees and other third parties; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to refinance our 8.125% Notes due 2026 and 6.50% Notes due 2026 prior to their maturity; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, current and future changes to global tariffs, sanctions and export controls that could harm our profitability; volatility in the price of our common stock; B. Riley’s significant influence over us; changes in tax rates or tax law; our ability to use net operating loss and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenues	$181,194	$164,288
Costs and expenses:
Cost of operations	141,133	125,534
Selling, general and administrative expenses	32,727	32,217
Research and development costs	526	815
Impairment of long-lived assets	950	—
Loss on asset disposals, net	8	—
Total costs and expenses	175,344	158,566
Operating income	5,850	5,722
Other (expense) income:
Interest expense	(11,163)	(12,014)
Interest income	228	118
Loss on debt extinguishment	—	(5,071)
Benefit plans, net	(753)	96
Foreign exchange	261	(716)
Other income (expense) – net	136	(23)
Total other expense	(11,291)	(17,610)
Loss from continuing operations before income tax expense	(5,441)	(11,888)
Income tax expense	2,322	907
Loss from continuing operations	(7,763)	(12,795)
Loss from discontinued operations, net of tax	(14,226)	(3,996)
Net loss	(21,989)	(16,791)
Net loss attributable to non-controlling interest	(18)	(42)
Net loss attributable to stockholders	(22,007)	(16,833)
Less: Dividend on Series A preferred stock	3,715	3,714
Net loss attributable to stockholders of common stock	$(25,722)	$(20,547)

Basic and diluted loss per share
Continuing operations	$(0.11)	$(0.19)
Discontinued operations	(0.15)	(0.04)
Basic and diluted loss per share	$(0.26)	$(0.23)

Shares used in the computation of loss per share:
Basic and diluted	97,930	89,479

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(21,989)	$(16,791)
Other comprehensive income (loss):
Currency translation adjustments	403	(3,125)

Benefit obligations:
Pension and post retirement adjustments, net of tax	124	231

Other comprehensive income (loss)	527	(2,894)
Total comprehensive loss	(21,462)	(19,685)
Comprehensive (income) loss attributable to non-controlling interest	(22)	67
Comprehensive loss attributable to stockholders	$(21,484)	$(19,618)
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amount)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$21,628	$23,399
Current restricted cash	84,990	94,167
Accounts receivable – trade, net of allowance for credit losses of $1.7 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively	128,255	112,677
Contracts in progress	65,646	82,403
Inventories, net	111,485	108,889
Other current assets	28,544	25,096
Current assets held for sale	42,330	43,554
Total current assets	482,878	490,185
Net property, plant and equipment and finance leases	71,171	69,593
Goodwill	82,495	82,138
Intangible assets, net	18,418	19,051
Right-of-use assets	31,817	32,789
Long-term restricted cash	10,138	10,042
Deferred tax assets	100	41
Other assets	22,696	23,148
Total assets	$719,713	$726,987

Accounts payable	$119,097	$101,025
Accrued employee benefits	4,688	4,859
Advance billings on contracts	53,636	58,478
Accrued warranty expense	3,395	3,446
Financing lease liabilities	1,705	1,644
Operating lease liabilities	3,281	3,550
Other accrued liabilities	40,617	35,958
Current senior notes	108,358	—
Current borrowings	124,168	125,137
Current liabilities held for sale	52,269	54,396
Total current liabilities	511,214	388,493
Senior notes, net of current portion	232,525	340,227
Borrowings, net of current portion	8,529	8,556
Pension and other postretirement benefit liabilities	189,516	192,665
Finance lease liabilities, net of current portion	28,055	28,501
Operating lease liabilities, net of current portion	29,522	30,315
Deferred tax liability	12,231	11,028
Other noncurrent liabilities	10,637	10,374
Total liabilities	1,022,229	1,010,159

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at March 31, 2025 and December 31, 2024	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 98,404 and 95,138 at March 31, 2025 and December 31, 2024, respectively	5,240	5,208
Capital in excess of par value	1,564,743	1,558,828
Treasury stock at cost, 2,379 and 2,379 shares at March 31, 2025 and December 31, 2024, respectively	(115,500)	(115,500)
Accumulated deficit	(1,671,438)	(1,645,716)
Accumulated other comprehensive loss	(86,133)	(86,660)
Stockholders' deficit attributable to shareholders	(303,011)	(283,763)
Non-controlling interest	495	591
Total stockholders' deficit	(302,516)	(283,172)
Total liabilities and stockholders' deficit	$719,713	$726,987
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation charges	—	—	—	—	760	—	—	—	—	760
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders’ (Deficit) Equity
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—		—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Activities:
Net loss from continuing operations	(7,763)	(12,795)
Net loss from discontinued operations	(14,226)	(3,996)
Net loss	$(21,989)	$(16,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	2,476	4,843
Impairment of long-lived assets	8,783	—
Amortization of deferred financing costs and debt discount	1,515	740
Amortization of guaranty fee	—	608
Non-cash operating lease expense	1,710	1,804
Loss on debt extinguishment	—	5,071
Loss on asset disposals	8	81
(Benefit from) provision for deferred income taxes	(531)	2,514
Prior service cost amortization for pension and postretirement plans	124	231
Stock-based compensation	760	1,391
Foreign exchange	(1,781)	1,333
Unrealized loss on securities	(544)	—
Bad debt expense	632	1,148
Changes in operating assets and liabilities:
Accounts receivable - trade, net	(14,306)	16,849
Contracts in progress	10,997	(21,515)
Other current and noncurrent assets	(5,658)	2,429
Advance billings on contracts	(7,526)	(6,350)
Inventories, net	(2,957)	3,100
Income taxes	253	2,889
Accounts payable	19,577	(1,758)
Accrued and other current liabilities	8,884	(8,351)
Accrued contract loss	(3,472)	(2,784)
Pension liabilities, accrued postretirement benefits and employee benefits	(3,571)	176
Other, net	(1,861)	(2,596)
Net cash used in operating activities:	(8,477)	(14,938)
Investing Activities:
Purchase of property, plant and equipment	(4,328)	(3,394)
Purchases of securities	(3,994)	(1,624)
Sales and maturities of securities	4,416	2,147
Other, net	—	22
Net cash used in investing activities	(3,906)	(2,849)

	Three Months Ended March 31,
(in thousands)	2025	2024
Financing Activities:
Borrowings on loan payable	18,992	90,352
Repayments on loan payable	(20,371)	(28,802)
Payment of holdback funds from acquisition	—	(2,950)
Finance lease payments	(401)	(332)
Payment of preferred stock dividends	(3,715)	(3,714)
Issuance of common stock, net	5,187	—
Payment of non-controlling interest dividends	(118)	—
Debt issuance costs	—	(3,146)
Other, net	12	(111)
Net cash (used in) provided by financing activities	(414)	51,297
Effects of exchange rate changes on cash	352	(2,427)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,445)	31,083
Cash, cash equivalents and restricted cash at beginning of period	131,064	71,369
Cash, cash equivalents and restricted cash at end of period	$118,619	$102,452

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,491	$43,881
Current restricted cash	84,990	16,935
Long-term restricted cash	10,138	41,636
Total cash, cash equivalents and restricted cash at end of period (1)	$118,619	$102,452

Supplemental cash flow information:
Income taxes paid, net	$2,533	$2,318
Interest paid	$9,284	$7,089
(1) Includes cash held at discontinued operations of $1.9 million and $12.9 million at March 31, 2025 and 2024, respectively.
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "management," "we," "us," "our" or the "Company") have been prepared in accordance with GAAP and SEC instructions for interim financial information and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Notes to the Condensed Consolidated Financial Statements are presented on the basis of continuing operations, unless otherwise stated.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.

There have been no material changes to our significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity and Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern exists.

We have a credit agreement that provides for an up to $150.0 million asset-based credit facility with an outstanding balance of $123.4 million at March 31, 2025 that is currently due in November 2025 and, accordingly, is classified as a current liability. In addition, we have senior notes due in February 2026 of which $108.4 million is reflected in current liabilities and $83.5 million in noncurrent liabilities in the Condensed Consolidated Balance Sheets. As a result, the uncertainty regarding our ability to repay the current debt raises substantial doubt about our ability to continue as a going concern.

In response to the conditions that raised substantial doubt about our ability to continue as a going concern, we began implementing several strategies to obtain the required funding for future operations and have considered other alternative measures to improve cash flow, including:

•sold our Vølund business on April 29, 2025 for a total of $20.1 million in proceeds, which is comprised of a base purchase price equal to $15.0 million plus 400,000 Danish krone and a $5.0 million loan (described in Note 20 of the Condensed Consolidated Financial Statements);
•sold 3.3 million and 5.0 million common shares for net proceeds of $5.2 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively, pursuant to our At-The-Market offering (described in Note 13 to the Condensed Consolidated Financial Statements);
•actively negotiating with holders of the Senior Notes to extend their maturity date. We have entered into privately negotiated exchanges with a limited number of noteholders that will result in $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes due 2026 being exchanged for $100.8 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 (described in Note 20 of the Condensed Consolidated Financial Statements);
•actively negotiating with our current lender under the Credit Facility to extend the maturity date of the Credit Facility; and
•actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

There is no assurance that we will successfully obtain the financing necessary to satisfy our current obligations when they come due. In addition, we may take one or more of the following actions to obtain the required funding for future operations:

•Suspension of dividends on our Preferred Stock; and
•Selling additional common shares.

Management believes we are taking all prudent actions to address our liquidity concerns; however, these plans have not been finalized and are subject to market conditions that are not within our control. Therefore, we have determined that there is substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of these financial statements.

The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Operations

Our operations are assessed based on three reportable segments as described in Note 4.

For financial information about our segments, see Note 4 to the Condensed Consolidated Financial Statements.

NOTE 2 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net loss from continuing operations	$(7,763)	$(12,795)
Net loss attributable to non-controlling interest	(18)	(42)
Less: Dividend on Series A preferred stock	3,715	3,714
Loss from continuing operations attributable to stockholders of common stock	(11,496)	(16,551)
Loss from discontinued operations, net of tax	(14,226)	(3,996)
Net loss attributable to stockholders of common stock	$(25,722)	$(20,547)

Weighted average shares used to calculate basic and diluted loss per share	97,930	89,479

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.19)
Discontinued operations	(0.15)	(0.04)
Basic and diluted loss per share	$(0.26)	$(0.23)
Basic and diluted weighted average shares are the same because we incurred a net loss in the three months ended March 31, 2025 and 2024.

If we had net income in the three months ended March 31, 2025, diluted shares would have included an additional 0.6 million shares. If we had net income for the three months ended March 31, 2024, we would have had no additional diluted shares.

We excluded 1.1 million and 2.4 million shares related to stock options from the diluted share calculation for the three months ended March 31, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

NOTE 3 - ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

During 2024, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of March 31, 2025, we have divested our BWRS, SPIG and GMAB businesses and have a plan to divest our Vølund business in 2025, as discussed below. Results of operations for these businesses and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the Vølund business qualified as discontinued operations, as this business was part of the formalized plan. As of March 31, 2025 Vølund still qualifies as discontinued operations. We sold our Vølund business on April 29, 2025, described further in Note 20 of the Condensed Consolidated Financial Statements.

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. Certain circumstances beyond our control have extended the period required to complete the sale within one year, including market conditions driven by uncertainties surrounding the change in U.S. presidential administrations and related impacts to the solar industry. We initiated actions necessary to respond to these changes by engaging an advisory service provider with specialized industry qualifications. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of March 31, 2025.

Divestitures

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs. During the three months ended March 31, 2025 we recorded a gain of $1.0 million as part of the final settlement.

SPIG and GMAB

On October 30, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, sold the entire issued and outstanding share capital of our Italy-based SPIG and Sweden-based GMAB subsidiaries to Auctus Neptune Holding S.p.A. We received net cash proceeds of $33.7 million and recorded a gain of $14.1 million, solely related to the CTA reclassification. We recorded an impairment of $5.8 million as of September 30, 2024, as the disposal group carrying value exceeded the expected net proceeds from the sale. The proceeds were used to support working capital needs and reduce outstanding debt.

The following tables summarize the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2025
(in thousands)	Solar	BWRS	Vølund	Total
Revenues	$10,042	$—	$1,171	$11,213

Cost of operations	11,850	—	3,813	15,663
Selling general and administrative expenses	1,487	—	1,800	3,287
Research and development costs	—	—	331	331
Impairment of long-lived assets	7,833	—	—	7,833
Total costs and expenses	21,170	—	5,944	27,114
Operating loss	(11,128)	—	(4,773)	(15,901)
Other (expense) income	(227)	—	975	748
Loss from discontinued operations before tax	(11,355)	—	(3,798)	(15,153)
Expense (benefit) from income taxes	—	—	87	87
Gain on divestiture	$—	$1,014	$—	$1,014
(Loss) income from discontinued operations, net of tax	$(11,355)	$1,014	$(3,885)	$(14,226)

	Three Months Ended March 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Revenues	$11,373	$17,517	$16,751	$2,006	$6,994	$54,641

Cost of operations	10,366	12,963	13,357	1,103	7,268	45,057
Selling general and administrative expenses	1,734	3,300	2,736	338	3,279	11,387
Research and development costs	—	—	85	20	158	263
Loss on asset disposals, net	—	6	47	—	—	53
Total costs and expenses	12,100	16,269	16,225	1,461	10,705	56,760
Operating (loss) income	(727)	1,248	526	545	(3,711)	(2,119)
Other (expense) income	(265)	123	(132)	312	(1,527)	(1,489)
(Loss) income from discontinued operations before tax	(992)	1,371	394	857	(5,238)	(3,608)
Benefit from income taxes	—	—	211	177	—	388
(Loss) income from discontinued operations, net of tax	$(992)	$1,371	$183	$680	$(5,238)	$(3,996)

The following tables provide the major classes of assets and liabilities of the disposal groups included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

	March 31, 2025
(in thousands)	Solar	Vølund	Total
Cash	$526	$1,337	$1,863
Accounts receivable – trade, net	1,273	6,322	7,595
Contracts in progress	11,649	8,293	19,942
Inventories, net	—	2,725	2,725
Other current assets	59	4,799	4,858
Total current assets	13,507	23,476	36,983

Net property, plant and equipment and finance leases	2,935	146	3,081
Intangible assets, net	—	219	219
Right-of-use assets	47	1,327	1,374
Other assets	—	673	673
Total noncurrent assets	2,982	2,365	5,347
Total assets held for sale	$16,489	$25,841	$42,330

Accounts payable	$28,487	$9,363	$37,850
Accrued employee benefits	39	546	585
Advance billings on contracts	393	3,739	4,132
Accrued warranty expense	1,174	809	1,983
Operating lease liabilities	26	287	313
Other accrued liabilities	2,282	3,046	5,328
Current borrowings	447	—	447
Total current liabilities	32,848	17,790	50,638

Borrowings, net of current portion	561	—	561
Operating lease liabilities, net of current portion	22	1,048	1,070
Total noncurrent liabilities	583	1,048	1,631
Total liabilities held for sale	$33,431	$18,838	$52,269

Reported as:
Current assets held for sale	$16,489	$25,841	$42,330
Current liabilities held for sale	$33,431	$18,838	$52,269

	December 31, 2024
(in thousands)	Solar	Vølund	Total
Cash	$1,255	$2,200	$3,455
Accounts receivable – trade, net	2,814	7,202	10,016
Contracts in progress	4,157	10,023	14,180
Inventories, net	—	2,365	2,365
Other current assets	90	371	461
Total current assets	8,316	22,161	30,477

Net property, plant and equipment and finance leases	3,246	124	3,370
Intangible assets, net	7,833	211	8,044
Right-of-use assets	53	1,358	1,411
Other assets	9	243	252
Total noncurrent assets	11,141	1,936	13,077
Total assets held for sale (1)	$19,457	$24,097	$43,554

Accounts payable	$30,365	$5,980	$36,345
Accrued employee benefits	—	518	518
Advance billings on contracts	961	5,855	6,816
Accrued warranty expense	1,176	845	2,021
Operating lease liabilities	26	288	314
Other accrued liabilities	4,504	190	4,694
Current borrowings	511	—	511
Total current liabilities	37,543	13,676	51,219

Borrowings, net of current portion	874	—	874
Operating lease liabilities, net of current portion	29	1,075	1,104
Other noncurrent liabilities	1,199	—	1,199
Total noncurrent liabilities	2,102	1,075	3,177
Total liabilities held for sale (1)	$39,645	$14,751	$54,396

Reported as:
Current assets held for sale (1)	$19,457	$24,097	$43,554
Current liabilities held for sale (1)	$39,645	$14,751	$54,396

(1) BWRS, SPIG and GMAB were sold in 2024; therefore, no balances are left to disclose.
The depreciation, amortization, capital expenditures, and significant operating and investing noncash items of the discontinued operations are as follows:

	Three Months Ended March 31, 2025
(in thousands)	Solar	BWRS	Vølund	Total
Impairment of long-lived assets	7,833	—	—	7,833
Gain on divestiture	—	1,014	—	1,014
Purchase of property, plant and equipment	(95)	—	(20)	(115)

	Three Months Ended March 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Total
Depreciation and amortization of long-lived assets	$—	$479	$887	$1	$42	$1,409
Purchase of property, plant and equipment	(127)	(114)	(206)	—	—	(447)

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

The CODM assesses each segment's performance by using each segment's Adjusted EBITDA. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Adjusted EBITDA by segment includes all items relating to the businesses; items that apply to B&W as a whole are assigned to Corporate. We do not separately identify or report assets by segment as the CODM does not consider assets by segment to be a critical measure by which performance is measured.

An analysis of our operations by segment is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues:
B&W Renewable segment
Parts	$20,592	$18,367
Projects	6,058	5,982
Construction	1,891	3,109
	28,541	27,458

B&W Environmental segment
Parts	7,010	7,157
Projects	7,397	19,551
	14,407	26,708

B&W Thermal segment
Parts	64,915	53,643
Projects	32,116	22,794
Construction	41,215	33,750
	138,246	110,187

Elimination of intersegment revenues	—	(65)
Total Revenue	$181,194	$164,288

The following tables provide information about our segments, as well as the "Corporate/Other Segment" category and include the reconciliation of Revenue to Adjusted EBITDA to Loss from continuing operations before income tax expense:

	Three Months Ended March 31, 2025
(in thousands)	B&W Renewable segment	B&W Environmental segment	B&W Thermal segment	Total
Revenue	$28,541	$14,407	$138,246	$181,194
Cost of operations	20,351	10,255	108,444	139,050
General & administrative expense (1)	3,059	894	9,935	13,888
Selling & marketing expense (1)	2,003	989	7,494	10,486
Segment Adjusted EBITDA	3,128	2,269	12,373	17,770
Corporate/eliminations (2)				(3,461)
Interest expense, net				(10,935)
Depreciation & amortization				(2,476)
Impairment of long-lived assets				(950)
Benefit plans, net				(753)
Loss on sales, net				(8)
Settlement and related legal recoveries (costs)				(64)
Advisory fees for settlement costs and liquidity planning				(492)
Stock compensation				(763)
Restructuring activities				(112)
Acquisition pursuit and related costs				(1,356)
Product development				(1,205)
Foreign exchange				261
Letter of credit fees				(1,200)
Other-net				303
Loss from continuing operations before income tax expense				$(5,441)

	Three Months Ended March 31, 2024
(in thousands)	B&W Renewable segment	B&W Environmental segment	B&W Thermal segment	Total
Revenue	$27,458	$26,708	$110,187	$164,353
Cost of operations	19,898	20,879	82,696	123,473
General & administrative expense (1)	2,466	2,682	6,895	12,043
Selling & marketing expense (1)	2,452	2,120	7,147	11,719
Segment Adjusted EBITDA	2,642	1,027	13,449	17,118
Corporate/eliminations (2)				(5,856)
Interest expense, net				(11,896)
Depreciation & amortization				(3,159)
Benefit plans, net				96
Settlement and related legal recoveries (costs)				4,087
Advisory fees for settlement costs and liquidity planning				(214)
Loss on debt extinguishment				(5,071)
Stock compensation				(1,350)
Restructuring activities				(907)
Acquisition pursuit and related costs				(84)
Product development				(1,619)
Foreign exchange				(716)
Letter of credit fees				(2,282)
Other-net				(35)
Loss from continuing operations before income tax expense				$(11,888)
(1) General & administrative expense excludes corporate/eliminations of $4.0 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively. We had no selling & marketing expenses excluded from corporate/eliminations for the three months ended March 31, 2025 and 2024.
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

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 22% and 24% of revenue for the three months ended March 31, 2025 and 2024, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 78% and 76% of revenue for the three months ended March 31, 2025 and 2024, respectively.

Refer to Note 4 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Contract Balances

The following represents the components of the Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$25,734	$31,691	$(5,957)	(19)%
Revenues recognized less billings to customers	39,912	50,712	(10,800)	(21)%
Contracts in progress	$65,646	$82,403	$(16,757)	(20)%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$53,636	$57,893	$(4,257)	(7)%
Costs of revenue recognized less cost incurred	—	585	(585)	(100)%
Advance billings on contracts	$53,636	$58,478	$(4,842)	(8)%

Accrued contract losses	$(17)	$217	$(234)	(108)%

(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Contract assets - included in contracts in progress:
Costs incurred less costs of revenue recognized	$27,993	$12,100	$15,893	131%
Revenues recognized less billings to customers	60,000	38,206	21,794	57%
Contracts in progress	$87,993	$50,306	$37,687	75%
Contract liabilities - included in advance billings on contracts:
Billings to customers less revenues recognized	$56,509	$54,051	$2,458	5%
Costs of revenue recognized less cost incurred	6,468	5,066	1,402	28%
Advance billings on contracts	$62,977	$59,117	$3,860	7%

Accrued contract losses	$(28)	$46	$(74)	(161)%

At December 31, 2023, Accounts receivable - trade, net was $101.4 million.

Backlog

At March 31, 2025 we had $526.8 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 64%, 34% and 2% of the remaining performance obligations as revenue in 2025, 2026 and thereafter, respectively.

NOTE 6 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials and supplies	$84,853	$87,262
Work in progress	7,847	6,707
Finished goods	18,785	14,920
Total inventories, net	$111,485	$108,889

NOTE 7 – PROPERTY, PLANT & EQUIPMENT & FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2025	December 31, 2024
Land	$1,493	$1,493
Buildings	24,459	24,244
Machinery and equipment	125,805	123,678
Property under construction	17,019	14,466
	168,776	163,881
Less accumulated depreciation	120,705	118,869
Net property, plant and equipment	48,071	45,012
Finance leases	33,852	34,920
Less finance lease accumulated amortization	10,752	10,339
Net property, plant and equipment, and finance leases	$71,171	$69,593

NOTE 8 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified for the quarter ended March 31, 2025.

The following summarizes the changes in the net carrying amount of goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)	B&W Renewable	B&W Environmental	B&W Thermal	Total
Balance at December 31, 2024	$8,482	$5,100	$68,556	$82,138
Currency translation adjustments	62	62	233	357
Balance at March 31, 2025	$8,544	$5,162	$68,789	$82,495

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	$25,592	$25,462
Unpatented technology	3,728	3,703
Patented technology	2,150	1,912
Tradename	1,797	1,898
All other	4,369	4,369
Gross value of definite-lived intangible assets	37,636	37,344
Customer relationships amortization	(12,463)	(11,717)
Unpatented technology amortization	(1,206)	(1,129)
Patented technology amortization	(1,229)	(1,158)
Tradename amortization	(1,256)	(1,224)
All other amortization	(4,369)	(4,370)
Accumulated amortization	(20,523)	(19,598)
Net definite-lived intangible assets	$17,113	$17,746
Indefinite-lived intangible assets
Trademarks and trade names	$1,305	$1,305
Total intangible assets, net	$18,418	$19,051

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	March 31, 2025
Balance at beginning of period	$19,051
Amortization expense	(742)
Currency translation adjustments	109
Balance at end of the period	$18,418

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statement of Operations.

Estimated future intangible asset amortization expense as of March 31, 2025 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2025	2,022
Year ending December 31, 2026	2,674
Year ending December 31, 2027	2,674
Year ending December 31, 2028	2,674
Year ending December 31, 2029	2,660
Thereafter	4,409

NOTE 10 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$3,446	$4,380
Additions	534	439
Expirations and other changes	(579)	(374)
Payments	(24)	(411)
Translation and other	18	(20)
Balance at end of period	$3,395	$4,014

We record estimated expense included in Cost of operations in the Condensed Consolidated Statements of Operations to satisfy contractual warranty requirements when we recognize the associated revenues on the related contracts, or in the case of a loss contract, the full amount of the estimated warranty costs is recognized when the contract becomes a loss contract. In addition, we record specific adjustments when we expect the actual warranty costs to significantly differ from the initial estimates. Factors that impact our estimate of warranty costs include prior history of warranty claims and our estimate of future costs of materials and labor. Such changes could have a material effect on our consolidated financial position, results of operations and cash flows.
NOTE 11 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net loss are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Interest cost	$10,224	$10,808	$63	$70
Expected return on plan assets	(9,683)	(11,200)	—	—
Amortization of prior service cost	78	53	71	173
Benefit plans, net (1)	619	(339)	134	243
Service cost included in COS (2)	195	171	5	4
Net periodic benefit cost (benefit)	$814	$(168)	$139	$247
(1) Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2) Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three months ended March 31, 2025 and 2024.

We made contributions to the pension and other postretirement benefit plans totaling $3.7 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

NOTE 12 – DEBT AND CREDIT FACILITIES

Senior Notes

The components of our senior notes at March 31, 2025 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,307)	(2,417)	(3,724)
Unamortized premium	132	—	132
Net debt balance	$191,860	$149,023	$340,883

The components of senior notes outstanding at December 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,659)	(2,757)	(4,416)
Unamortized premium	168	—	168
Net debt balance	$191,544	$148,683	$340,227
(1) The 8.125% Senior Notes mature in February 2026 and $108.4 million is included in current liabilities and $83.5 million is included in noncurrent liabilities in the Condensed Consolidated Balance Sheet at March 31, 2025. $191.5 million is included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at December 31, 2024.
(2) The 6.50% Senior Notes mature in December 2026 and are included in noncurrent liabilities in the Condensed Consolidated Balance Sheet at March 31, 2025 and December 31, 2024.

Credit Agreement with Axos

We entered into the Credit Agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer.

The Credit Agreement provides for an up to $150.0 million asset-based Credit Facility, including a $100.0 million letter of credit sublimit. Our obligations under the Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley has provided a guaranty of payment with regard to our obligations under the Credit Agreement, as further described below. We used and expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) provide for working capital needs, (ii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement, and (iii) provide for general corporate purposes.

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of November 28, 2025, as amended by the Fourth Amendment, the 8.125% Senior Notes and 6.50% Senior Notes have not been refinanced pursuant to a permitted refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is November 28, 2025. As discussed further in Note 1 under Liquidity and Going Concern, we have classified amounts due under the Credit Agreement in current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2025.

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

In connection with the Credit Agreement, we are required to pay (i) a commitment fee equal to 0.50% per annum multiplied by the positive difference by which the Aggregate Revolving Commitments exceed the Total Revolvings Outstanding (as defined in the Credit Agreement), subject to adjustment, (ii) a facility fee equal to the Applicable Margin for SOFR Loans multiplied by the positive difference by which the actual daily amount of L/C Obligations the Administrative Agent is then holding Specified Cash Collateral exceeds the actual daily Outstanding Amount of Revolving Loans, and (iii) a collateral monitoring fee of $1,000 per month. We are permitted to prepay all or any portion of the loans under the Credit Agreement prior to maturity, subject to the payment of an early termination fee. The Credit Agreement requires mandatory prepayments under certain circumstances, including in the event of an overadvance.

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement as due and payable immediately. At March 31, 2025, after giving consideration to the Fifth Amendment ("Fifth Amendment") and Sixth Amendment ("Sixth Amendment") to the Credit Agreement (discussed below), we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

On March 25, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment, among other things: (i) authorizes 2025 Specified Dispositions subject to satisfaction of the conditions under the Credit Agreement; (ii) increased the inventory valuation percentage as part of the Borrowing Base calculation; (iii) lowered the minimum liquidity covenant level to $20.0 million; and (iv) acknowledged that the Annual Report's financial statements may be qualified with a going concern opinion for the year ended December 31, 2024.

At March 31, 2025, we had a total of $123.4 million outstanding on the Credit Agreement, which includes $45.0 million drawn on the revolving credit portion of the facility and $78.4 million drawn on the letter of credit portion. At March 31, 2025, cash collateralizing the letters of credit totaling $78.4 million is classified as current Restricted cash given the classification of the Credit Agreement as current.

Total Loans Payable

As of March 31, 2025, we had loans payable, which includes the total outstanding on the Credit Agreement as described above, of $132.7 million, net of debt issuance costs of $0.5 million. Included in these amounts is approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of December 31, 2024, we had loans payable of $133.7 million, net of debt issuance costs of $0.5 million. Included in these amounts we had approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Revolving and Letter of Credit Agreements

In June 2021, we entered into the Revolving Credit Agreement with PNC as administrative agent, and the Letter of Credit Agreement, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider securing the Letter of Credit Agreement was drawn to satisfy draws on letters of credit (the "Reimbursement Agreement") and the Debt Facilities. Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by our Credit Agreement with Axos began in January 2024. The Revolving Credit Agreement with PNC was terminated in connection with our entry into the Credit Agreement and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated at that time. We recognized a loss on debt extinguishment of $5.1 million in the three months ended March 31, 2024 related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under the domestic facilities is as follows:

	March 31,
	2025	2024
Letters of credit under domestic facilities:
Performance letters of credit	$23,259	$18,155
Financial letters of credit	12,416	11,511
Total outstanding	$35,675	$29,666

Backstopped letters of credit	$750	$750
Surety backstopped letters of credit	$11,800	$8,742
Letters of credit subject to currency revaluation	$4,535	$4,390

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities and outstanding surety bonds:

	March 31,
	2025	2024
Letters of credit under non-domestic facilities	$2,907	$4,085

Surety Bonds	$177,426	$146,838
Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2025	2024
Components associated with borrowings from:
Senior notes	$6,320	$6,271
Revolving Credit Agreement	1,168	1,532
	7,488	7,803
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,609	1,149
Senior notes	656	644
	2,265	1,793

Components associated with interest from:
Lease liabilities	591	548
Letter of Credit interest and fees	452	1,489
Other interest expense	367	381
	1,410	2,418

Total interest expense	$11,163	$12,014

NOTE 13 – CAPITAL STOCK

Preferred Stock

During the three months ending March 31, 2025, our Board of Directors approved dividends totaling $3.7 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at March 31, 2025, and all declared dividends have been paid as of March 31, 2025.

Common Stock

On April 10, 2024, we entered into the Sales Agreement with the Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents. As of March 31, 2025, 3.3 million shares have been sold pursuant to the Sales Agreement, for net proceeds of $5.2 million.

On July 11, 2024, we entered into the Registration Rights Agreement with B. Riley. Pursuant to the Registration Rights Agreement, we have agreed to provide B. Riley with customary demand registration rights for all shares of our common stock they beneficially own, including any common stock issuable upon the exercise of any warrants that may be issued to them under the B. Riley Fee Agreement, as described in Note 18 to the Condensed Consolidated Financial Statements.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2025	December 31, 2024
Held by foreign entities	$16,298	$20,790
Held by U.S. entities	7,193	6,065
Cash and cash equivalents	23,491	26,855

Reinsurance reserve requirements	1,747	2,024
Project indemnity collateral	4,769	12,878
Letters of credit collateral (1)	78,474	89,265
Escrow for long-term project	10,138	42
Current and Long-term restricted cash and cash equivalents	95,128	104,209
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (2)	$118,619	$131,064
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current restricted cash in the Condensed Consolidated Balance Sheets.
(2) Includes cash held at discontinued operations of $1.9 million and $3.5 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 15 – INCOME TAXES

In the three months ended March 31, 2025, income tax expense from continuing operations was $2.3 million, resulting in an effective tax rate of (42.7)%. In the three months ended March 31, 2024, income tax expense from continuing operations was $0.9 million, resulting in an effective tax rate of (7.6)%.

The effective tax rate for the three months ended March 31, 2025 is not reflective of the U.S. statutory rate due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items.

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

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	403	—	403
Reclassification of AOCI to net income	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	$(85,084)	$(1,049)	$(86,133)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive loss before reclassifications	(3,125)	—	(3,125)
Reclassification of AOCI to net income	—	231	231
Net other comprehensive (loss) income	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2025	2024
Pension and post retirement adjustments, net of tax	Benefit plans, net	(124)	(231)
	Net loss	$(124)	$(231)

NOTE 17 – FAIR VALUE MEASUREMENTS

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (known as "Level 1" in the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures).

Securities

(in thousands)	March 31, 2025	Level 1
Corporate notes and bonds	$5,117	$5,117
United States Government and agency securities	1,752	1,752
Total fair value of securities	$6,869	$6,869

(in thousands)	December 31, 2024	Level 1
Corporate notes and bonds	$5,196	$5,196
United States Government and agency securities	1,598	1,598
Total fair value of securities	$6,794	$6,794

Investments in securities are presented as $4.5 million in Other current assets and $2.4 million in Other assets as of March 31, 2025 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0-5 years.

Senior Notes

See Note 12 above in the Condensed Consolidated Financial Statements for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices (known as "Level 1") as of March 31, 2025:

(in thousands)	March 31, 2025
Senior Notes	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ("BWSN")	$193,035	$163,308
6.50% Senior Notes due 2026 ("BWNB")	$151,440	$112,247

Other Financial Instruments

We used the following methods and assumptions in estimating fair value amounts for other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair value due to their highly liquid nature and classified as Level 1.
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $121.1 million which is $2.3 million less than its carrying amount at March 31, 2025.

NOTE 18 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 29.3% of our outstanding common stock as of March 31, 2025. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 12, in connection with our entry into the Axos Credit Agreement in January 2024, we entered into a guaranty agreement (the "B. Riley Guaranty") and a fee and reimbursement agreement (the "B. Riley Fee Agreement") with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley's agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent that B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to).

As described in Note 13, in April 2024, we entered into a sales agreement with B. Riley Securities, Inc., among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In September 2024, we came to an agreement with BRPI Executive Consulting, LLC to terminate the agreement to retain the services of Mr. Kenneth Young effective immediately and concurrently entered into a direct arrangement with Mr. Kenneth Young. We paid nothing and $0.2 million in the three months ended March 31, 2025 and 2024, respectively, to BRPI Executive Consulting, LLC.

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

NOTE 19 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2025.

New accounting standards to be adopted

We consider the applicability and impact of all issued ASUs. Certain recently issued ASUs were assessed and determined to not be applicable. New accounting standards not yet adopted that could affect the Condensed Consolidated Financial Statements in the future are summarized as follows:

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The new guidance is intended to align GAAP and SEC requirements while facilitating the application of GAAP for all entities. The effective date of ASU 2023-06 depends on (1) whether an entity is already subject to the SEC's current disclosure requirements and (2) whether and, if so, when the SEC removed related requirements from its regulations. For entities that are already subject to the SEC's current disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related requirements from its regulations by June 30, 2027, the amendments made by ASU 2023-06 will be removed from the Codification and will not become effective for any entity. The impact of this standard on the Company's Condensed Consolidated Financial Statements is contingent upon future transactions.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard, applied retrospectively, will only impact the income tax disclosures and is not expected to be material to the Condensed Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The new guidance is intended to improve financial reporting by requiring all public business entities to disclose additional information about specific expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. Further, in January 2025, FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2025-01 is clarifying the effective dates outlined in ASU 2024-03 which is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, applied retrospectively. We are currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

NOTE 20 – SUBSEQUENT EVENTS

Divestiture

On April 29, 2025, Babcock & Wilcox A/S (“BWAS”), a subsidiary of Babcock & Wilcox Enterprises, Inc. (the “Company”), sold a majority of its assets, including intellectual property, specific project contracts as well as related agreements with suppliers and certain tangible assets, to Kanadevia Inova Denmark A/S (the “Buyer”). The sale was comprised of a simultaneous transfer of assets from BWAS to a newly incorporated BWAS subsidiary (the “NewCo”) pursuant to a business transfer agreement (“BTA”), and sale of NewCo by BWAS to the Buyer pursuant to a share purchase agreement (the “SPA” and together with the BTA, the “Purchase Agreements”).

The Purchase Agreements provide for a base purchase price equal to $15.0 million plus 400,000 Danish krone, subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also include representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto.

BWAS and the Buyer entered into a transition services agreement under which BWAS and/or its affiliates will provide services to support the NewCo for a temporary period. BWAS also entered into an intellectual property rights license agreement, a subcontractor agreement, and a legacy contract services agreement in connection with the Purchase Agreements. In addition, the Company’s subsidiary, The Babcock & Wilcox Company, entered into two memorandums of understanding with the Buyer related to future cooperation in connection with the sale.

The Company does not have any material relationship with the Buyer other than in respect of the transaction. The proceeds will be used to support working capital needs and reduce outstanding debt.

Senior Notes Refinancing

On May 8, 2025, we entered into privately negotiated exchanges with a limited number of noteholders (the "Exchanges") that will result in $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes due 2026 being exchanged for $100.8 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 (the "New Notes"). Consummation of the Exchanges is subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. See also "Cautionary Statement Concerning Forward-Looking Information" herein. Unless otherwise noted, discussion of our business and results of operations refers to our continuing operations.

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
•Babcock & Wilcox Environmental: We provide a full suite of emissions control and environmental technology solutions for utility, waste-to-energy, biomass-to-energy, carbon black, and industrial steam generation applications around the world. Our broad experience includes systems for ash handling, particulate control, nitrogen oxides and sulfur dioxides removal, chemical looping for carbon control and mercury control. Our ClimateBright™ products including SolveBright™, OxyBright™, BrightLoop™ and BrightGen™ place us at the forefront of hydrogen production and decarbonization technologies and development with many of these products already commercially available and others ready for commercial deployment. We believe these technologies position us to compete in the bioenergy sector within the carbon capture and sequestration (BECCS) market. Our portfolio of clean power production solutions continues to evolve to reach customers at all stages of their energy transition.
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

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, current and potential tariff actions and geopolitical conflicts. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers’ demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

Discontinued Operations

Vølund

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business, resulting in a significant change that would impact our business. As of March 31, 2025, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale.

For the three months ended March 31, 2025, revenue decreased to $1.2 million from $7.0 million in the three months ended March 31, 2024, primarily as a result of several larger projects that had higher volumes of work in 2024 than in 2025. Operating loss for the three months ended March 31, 2025 was $4.8 million, which is slightly higher than the Operating loss of $3.7 million for the three months ended March 31, 2024 as a result of the aforementioned reduction of revenue due to the lack of larger projects to replace the larger volume of work in 2024.

B&W Solar

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business, resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses.

Certain circumstances beyond our control have extended the period required to complete the sale within one year, including market conditions driven by uncertainties surrounding the change in U.S. presidential administrations and related impacts to the solar industry. We initiated actions necessary to respond to these changes by engaging an advisory service provider with specialized industry qualifications. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of March 31, 2025.

For the three months ended March 31, 2025, revenue decreased to $10.0 million from $11.4 million in the three months ended March 31, 2024 as a result of significantly less work year over year. Operating loss for the three months ended March 31, 2025 increased to $11.1 million from $0.7 million in the three months ended March 31, 2024, primarily as a result of an impairment of intangible asset and the decrease in revenue as mentioned above.

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

Operating income

Operating income consists primarily of revenue minus costs and expenses, including cost of operations, SG&A, and advisory fees and settlement costs.

Net loss

Net loss consists primarily of operating (loss) income minus other income and expenses, including interest income, foreign exchange and expense related to our benefit plans, and provision for income taxes.

Consolidated Results of Operations

The following discussion of our consolidated and business segment results of operations includes a discussion of Adjusted EBITDA, which, when used on a consolidated basis, is a non-GAAP financial measure. Adjusted EBITDA differs from net loss, the most directly comparable measure calculated in accordance with GAAP. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our operating performance period to period. A reconciliation of net loss to Adjusted EBITDA is included in "Non-GAAP Financial Measures" below.

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Revenues:
B&W Renewable segment
Parts	$20,592	$18,367	$2,225
Projects	6,058	5,982	76
Construction	1,891	3,109	(1,218)
	28,541	27,458	1,083

B&W Environmental segment
Parts	7,010	7,157	(147)
Projects	7,397	19,551	(12,154)
	14,407	26,708	(12,301)

B&W Thermal segment
Parts	64,915	53,643	11,272
Projects	32,116	22,794	9,322
Construction	41,215	33,750	7,465
	138,246	110,187	28,059

Eliminations of intersegment revenues	—	(65)	65
Total Revenue	$181,194	$164,288	$16,906

Operating income	$5,850	$5,722	$128
Loss from continuing operations	$(7,763)	$(12,795)	$5,032

Three months ended March 31, 2025 and 2024

Revenues increased by $16.9 million to $181.2 million in the three months ended March 31, 2025 as compared to $164.3 million in the three months ended March 31, 2024. The increase was primarily driven by activity related to a large natural gas project of $8.5 million, higher construction volume of $6.0 million and an increase in parts sales of $10.0 million. These were partially offset by projects that were worked off in 2024 but not fully replaced in the first quarter of 2025.

Operating income for the three months ended March 31, 2025 was $5.9 million as compared to $5.7 million in the three months ended March 31, 2024. Operating income was flat year over year despite the aforementioned revenue growth due to increased cost of operations associated with the revenue growth as well as impairment and losses on disposal of approximately $1.0 million and slight increases in SG&A expenses.

Loss from continuing operations decreased by $5.0 million to $7.8 million in the three months ended March 31, 2025 as compared to $12.8 million in the three months ended March 31, 2024. The decrease was primarily driven by the $5.1 million loss on debt extinguishment from the prior year as the remaining deferred financing fees associated with the terminated PNC Revolving Credit Agreement were written off.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Components associated with borrowings from:
Senior Notes	$6,320	$6,271
Revolving Credit Facility	1,168	1,532
	7,488	7,803
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,609	1,149
Senior Notes	656	644
	2,265	1,793
Components associated with interest from:
Lease liabilities	591	548
Letter of credit interest and fees	452	1,489
Other interest expense	367	381
	1,410	2,418
Total interest expense	$11,163	$12,014

Interest expense for the three months ended March 31, 2025 is lower due to the decrease in letter of credit usage in 2025 compared to 2024.

Income Taxes

	Three Months Ended March 31,
(in thousands, except for percentages)	2025	2024	$ Change
Loss from continuing operations before income tax expense	$(5,441)	$(11,888)	$6,447
Income tax expense	$2,322	$907	$1,415
Effective tax rate	(42.7)%	(7.6)%

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

Our effective tax rate for the first three months of 2025 is not reflective of the U.S. statutory rate primarily due to certain foreign entities having a tax rate higher than the U.S statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

	Three Months Ended March 31,
(in approximate millions)	2025	2024
B&W Renewable	$31.7	$34.7
B&W Environmental	11.1	11.5
B&W Thermal	124.7	106.5
Other/eliminations	(0.5)	(2.9)
Bookings	$167.0	$149.8

Backlog as of March 31, 2025 and 2024 was as follows:

	As of March 31,
(in approximate millions)	2025	2024
B&W Renewable	$56.7	$67.8
B&W Environmental	38.7	72.6
B&W Thermal	424.6	209.1
Other/eliminations	6.8	9.6
Backlog	$526.8	$359.1

Of the backlog at March 31, 2025, we expect to recognize revenues as follows:

(in approximate millions)	2025	2026	Thereafter	Total
B&W Renewable	$34.0	$21.1	$1.6	$56.7
B&W Environmental	23.2	14.4	1.1	38.7
B&W Thermal	271.1	142.9	10.7	424.7
Other/eliminations	6.7	—	—	6.7
Expected revenue from backlog	$335.0	$178.4	$13.4	$526.8

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

The following discussion of our business segment results of operations includes a discussion of EBITDA and Adjusted EBITDA. EBITDA focuses on the earnings generated from core business operations, without considering the effects of financing, accounting decisions or tax. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 4 to the Condensed Consolidated Financial Statements, we believe the presentation of Adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

Adjusted EBITDA on a consolidated basis is defined as the sum of the Adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the Adjusted EBITDA metrics presented in this report is consistent with the manner in which our CODM primarily reviews the results of operations and makes strategic decisions about the business. Our CODM is the chief executive officer and on a quarterly basis reviews actuals to budgets and forecasts when making decisions. Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, research and development costs, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(21,989)	$(16,791)
Loss from discontinued operations, net of tax	(14,226)	(3,996)
Loss from continuing operations	(7,763)	(12,795)
Interest expense, net	10,935	11,896
Income tax expense	2,322	907
Depreciation & amortization	2,476	3,159
EBITDA	7,970	3,167

Impairment of long-lived assets	950	—
Benefit plans, net	753	(96)
Loss on asset disposals, net	8	—
Stock compensation	763	1,350
Restructuring activities	112	907
Settlements and related legal costs (recoveries)	64	(4,087)
Advisory fees for settlement costs and liquidity planning	492	214
Loss on debt extinguishment	—	5,071
Acquisition pursuit and related costs	1,356	84
Product development	1,205	1,619
Foreign exchange	(261)	716
Letter of credit fees	1,200	2,282
Other - net	(303)	35
Adjusted EBITDA	$14,309	$11,262

	Three Months Ended March 31,
(in thousands)	2025	2024
Adjusted EBITDA
B&W Renewable	$3,128	$2,642
B&W Environmental	2,269	1,027
B&W Thermal	12,373	13,449
Corporate	(3,461)	(5,856)
	$14,309	$11,262

Corporate

Corporate costs in Adjusted EBITDA include SG&A expenses that are not allocated to the reportable segments. These costs include, among others, certain executive, compliance, strategic, reporting and legal expenses associated with governance of the total organization and being an SEC registrant, and research and development activity costs.

Impairment of long-lived assets

Impairment of long-lived assets refers to when the carrying amount of an asset exceeds the fair value or recoverable amount.

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

Loss on asset disposals, net

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

Restructuring activities

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

Settlements and related legal costs (recoveries)

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 as there have been no material changes and no new litigation to disclose as of March 31, 2025.

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

Foreign exchange

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in our Condensed Consolidated Statement of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency amounts as a component of Accumulated Other Comprehensive Loss. We report foreign currency transaction gains (losses) in income in the Condensed Consolidated Statements of Operations. Management excludes these expenses from Adjusted EBITDA as they do not reflect the ordinary course of business and are inherently unpredictable in timing and amount.

Foreign exchange gains and losses are primarily related to unhedged intercompany loans denominated in European currencies to fund foreign operations.

Letter of credit fees

Letter of credit fees are routinely incurred in the course of executing customer contracts. A portion of the fees are included in the contract prices with our customers. Certain letter of credit amounts represent performance guarantees akin to insurance that are not passed along to our customers and are excluded from Adjusted EBITDA as they do not reflect the performance of the business. Letter of credit fees are not passed along to customers and included in Cost of operations in the Condensed Consolidated Statement of Operations.

RESULTS BY SEGMENT

B&W Renewable Segment Results

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Revenues	$28,541	$27,458	$1,083
Adjusted EBITDA	$3,128	$2,642	$486

Three months ended March 31, 2025 and 2024

Revenues in the B&W Renewable segment increased 4%, or $1.1 million, to $28.5 million in the three months ended March 31, 2025 compared to $27.5 million in the three months ended March 31, 2024. This is primarily due to increases in our pulp and paper business.

Adjusted EBITDA in the B&W Renewable segment increased $0.5 million, to $3.1 million in the three months ended March 31, 2025 compared to $2.6 million in the three months ended March 31, 2024 driven by the revenue volume described above.

B&W Environmental Segment Results

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Revenues	$14,407	$26,708	$(12,301)
Adjusted EBITDA	$2,269	$1,027	$1,242

Three months ended March 31, 2025 and 2024

Revenues in the B&W Environmental segment decreased 46%, or $12.3 million, to $14.4 million in the three months ended March 31, 2025 compared to $26.7 million in the three months ended March 31, 2024. The decrease is primarily due to larger projects that were worked off in 2024 but not fully replaced in the first quarter of 2025.

Adjusted EBITDA in the B&W Environmental segment was $2.3 million in the three months ended March 31, 2025 compared to $1.0 million in the three months ended March 31, 2024. The increase is primarily attributable to the lower allocated SG&A expenses due to less revenue.

B&W Thermal Segment Results

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Revenues	$138,246	$110,187	$28,059
Adjusted EBITDA	$12,373	$13,449	$(1,076)

Three months ended March 31, 2025 and 2024

Revenues in the B&W Thermal segment increased 25%, or $28.1 million, to $138.2 million in the three months ended March 31, 2025 compared to $110.2 million in the three months ended March 31, 2024. The increase is primarily related to revenues from a large natural gas project of $8.5 million, higher construction volume of $6.0 million and an increase in parts of $10.0 million.

Adjusted EBITDA in the B&W Thermal segment decreased $1.1 million to $12.4 million in the three months ended March 31, 2025 compared to $13.4 million in the three months ended March 31, 2024. The increase is due to the revenue increase described above offset partially by a larger share of allocated SG&A expenses due to the increase in revenue.

Liquidity and Capital Resources

Liquidity

Our primary liquidity requirements include debt service, funding of dividends on preferred stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, and equity offerings, and our Preferred Stock, each of which are described in the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail.

The Company has a credit agreement that provides for an up to $150.0 million asset-based credit facility with an outstanding balance of $123.4 million at March 31, 2025 that is currently due in November 2025 and, accordingly, is classified as a current liability. In addition, the Company has senior notes due in February 2026 of which $108.4 million is reflected in current liabilities and $83.5 million in noncurrent liabilities in the Condensed Consolidated Balance Sheets. As a result, the uncertainty regarding our ability to repay the current debt raises substantial doubt about our ability to continue as a going concern.

As of March 31, 2025, 3.3 million shares have been sold pursuant to the Sales Agreement for net proceeds of $5.2 million. Refer to Note 13 to the Condensed Consolidated Financial Statement for additional discussion of the Sales Agreement.

In response to the conditions that raised substantial doubt and to partially address our liquidity needs, during the three months ended March 31, 2025, we took the following actions, among others:

•sold our Vølund business on April 29, 2025 for a total of $20.1 million in proceeds, which is comprised of a base purchase price equal to $15.0 million plus 400,000 Danish krone and a $5.0 million loan (described in Note 20 of the Condensed Consolidated Financial Statements);
•sold 3.3 million and 5.0 million common shares for net proceeds of $5.2 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively, pursuant to our At-The-Market offering (described in Note 13 to the Condensed Consolidated Financial Statements);
•actively negotiating with holders of the Senior Notes to extend their maturity date. We have entered into privately negotiated exchanges with a limited number of noteholders that will result in $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes due 2026 being exchanged for $100.8 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 (described in Note 20 of the Condensed Consolidated Financial Statements);
•actively negotiating with our current lender under the Credit Facility to extend the maturity date of the Credit Facility; and
•actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

There is no assurance that we will successfully obtain the financing necessary to satisfy our current obligations when they come due. In addition, we may take one or more of the following actions to obtain the required funding for future operations:

•Suspension of dividends on our Preferred Stock; and
•Selling additional common shares.

Management believes it is taking all prudent actions to address its liquidity concerns, however, these plans have not been finalized and are subject to market conditions that are not within the Company's control, therefore we have determined that there is substantial doubt about our ability to continue as a going concern for the 12 months following the issuance of these financial statements.

Cash and Cash Flows

At March 31, 2025, our cash and cash equivalents, and restricted cash totaled $118.6 million, and we had total debt of $473.6 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $16.3 million of our total cash and cash equivalents and restricted cash as of December 31, 2025. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. In addition, we had $78.5 million of restricted cash as of March 31, 2025 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $8.5 million in the three months ended March 31, 2025, which is primarily attributable to the year-to-date net loss of $22.0 million, partially offset by non-cash expenses arising from impairment of long-lived assets of $8.8 million, depreciation and amortization of long-lived assets of $2.5 million, amortization of deferred financing fees of $1.5 million, and operating lease expenses of $1.7 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as accounts receivable trade, net of $(14.3) million, contracts in progress of $11.0 million, and advanced billings on contracts of $(7.5) million which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period. Operating cash flow increases from accounts payable of $19.6 million and accrued and other current liabilities of $8.9 million is the result of timing of payments to vendors.

Cash flows used in operating activities was $14.9 million in the three months ended March 31, 2024, which was primarily attributed to the year-to-date net loss of $16.8 million. Non-cash expenses including the loss on the debt extinguishment of $5.1 million, depreciation and amortization of long-lived assets of $4.8 million, deferred taxes of $2.5 million and operating lease expenses of $1.8 million were primarily offset by movements in certain operating assets and liabilities such as accounts receivable - trade, net of $16.8 million, contracts in progress of $(21.5) million, advanced billings on contracts of $(6.4) million, and accrued and other current liabilities of $(8.4) million due to the same factors noted for the first quarter of 2025.

Cash flows used in investing activities was $3.9 million and $2.8 million in the three months ended March 31, 2025 and 2024, respectively, primarily due to capital expenditures associated with BrightLoop™ projects.

Cash flows used in financing activities of $0.4 million in the three months ended March 31, 2025 were primarily due to the payment of preferred dividends of $3.7 million and net payments on the Axos Credit Agreement of $1.4 million, partially offset by the issuance of common stock of $5.2 million. Cash flows provided by financing activities of $51.3 million in the three months ended March 31, 2024 were primarily due to net borrowings on the Axos Credit Agreement of $61.6 million, partially offset by the payment of the preferred stock dividend of $3.7 million.

Debt and Credit Facilities

As described in Note 12 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, we entered into a Credit Agreement in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement. This agreement substantially replaces the existing Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We completed the transition of letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement in August 2024. Information related to our Debt and Credit Facilities is described in Note 12 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our policies during the three months ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks has not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities and Exchange Commission under the Exchange Act.

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2025 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2025 and 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of March 31, 2025, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:
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

We will continue to work toward full remediation of the material weaknesses to improve our internal control over financial reporting. The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 as there have been no material changes and no new litigation to disclose as of March 31, 2025.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. During the quarter ended March 31, 2025, we did not have any repurchases of shares related to employee restricted stock plans. Also, we do not have a general share repurchase program at this time.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1	Fifth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated February 28, 2025 (incorporated by reference to Exhibit 10.83 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.2	Sixth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated March 25, 2025 (incorporated by reference to Exhibit 10.84 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.3*	Purchase Agreement by and between Babcock & Wilcox A/S and Kanadevia Inova Denmark A/S, filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

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

BABCOCK & WILCOX ENTERPRISES, INC.

May 12, 2025	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)