Form 10-Q
period 2025-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2025-08-11
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at August 5, 2025 was 101,097,542.
2

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
At-The-Market offering	The offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Debt Facilities	Collectively, the Revolving Credit Agreement and Letter of Credit Agreement
Diamond Power	Diamond Power International, LLC
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fourth Amendment	Fourth Amendment to the Credit Agreement
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
Over time	Refers to fixed long-term pricing in contract term revenue
PBGC	Pension Benefit Guaranty Corporation
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission

Abbreviation or acronym	Term
Securities Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative expenses
Seventh Amendment	Seventh Amendment to the Credit Agreement
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to: that our financial condition raises substantial doubt as to our ability to continue as a going concern and we have entered into a number of amendments and waivers to our Debt Facilities; our need of additional financing to continue as a going concern; any negative reactions to the substantial doubt about our ability to continue as a going concern by our customers, suppliers, vendors, employees and other third parties; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to to improve our financial position or to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, current and future changes to global tariffs, sanctions and export controls that could harm our profitability; volatility in the price of our common stock; B. Riley's significant influence over us; changes in tax rates or tax law; our ability to use net operating loss and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report and Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$144,054	$151,414	$299,860	$292,288
Costs and expenses:
Cost of operations	100,812	118,337	226,052	229,055
Selling, general and administrative expenses	34,008	36,635	63,025	65,150
Research and development costs	941	890	1,298	1,542
Impairment of long-lived assets	—	—	950	—
Loss on asset disposals, net	165	—	173	—
Total costs and expenses	135,926	155,862	291,498	295,747
Operating income (loss)	8,128	(4,448)	8,362	(3,459)
Other (expense) income:
Interest expense	(10,992)	(11,967)	(22,034)	(23,980)
Interest income	537	160	777	307
Loss on debt extinguishment	—	(1,053)	—	(6,124)
Benefit plans, net	(776)	66	(1,555)	136
Foreign exchange	1,237	1,395	862	1,005
Other expense, net	(294)	(22)	(625)	(391)
Total other expense, net	(10,288)	(11,421)	(22,575)	(29,047)
Loss before income tax expense	(2,160)	(15,869)	(14,213)	(32,506)
Income tax expense	3,892	4,678	5,844	5,663
Loss from continuing operations	(6,052)	(20,547)	(20,057)	(38,169)
(Loss) income from discontinued operations, net of tax	(52,440)	45,953	(60,442)	46,742
Net (loss) income attributable to stockholders	(58,492)	25,406	(80,499)	8,573
Less: Dividend on Series A preferred stock	3,715	3,715	7,430	7,429
Net (loss) income attributable to stockholders of common stock	$(62,207)	$21,691	$(87,929)	$1,144

Basic (loss) earnings per share:
Continuing operations	$(0.10)	$(0.26)	$(0.28)	$(0.51)
Discontinued operations	(0.53)	0.50	(0.61)	0.52
Basic (loss) earnings per share	$(0.63)	$0.24	$(0.89)	$0.01

Diluted (loss) earnings per share:
Continuing operations	$(0.10)	$(0.26)	$(0.28)	$(0.51)
Discontinued operations	(0.53)	0.50	(0.61)	0.52
Diluted (loss) earnings per share	$(0.63)	$0.24	$(0.89)	$0.01

Shares used in the computation of basic (loss) earnings loss per share	98,719	91,049	98,327	90,264
Shares used in the computation of diluted (loss) earnings per share	98,719	91,152	98,327	90,324

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(58,492)	$25,406	$(80,499)	$8,573
Other comprehensive income (loss):
Currency translation adjustments	2,196	(2,266)	2,599	(5,391)
Recognition of currency translation adjustments to net income (loss)	52,646	1,201	52,646	1,201

Benefit obligations:
Pension and post retirement adjustments, net of tax	123	232	247	463

Other comprehensive income (loss)	54,965	(833)	55,492	(3,727)
Total comprehensive (loss) income	(3,527)	24,573	(25,007)	4,846
Comprehensive (income) loss attributable to non-controlling interest from discontinued operations	(44)	(40)	(66)	26
Comprehensive (loss) income attributable to stockholders	$(3,571)	$24,533	$(25,073)	$4,872
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$21,710	$23,400
Current restricted cash	77,140	94,167
Accounts receivable – trade, net of allowance for credit losses of $1.4 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively	97,699	94,509
Contracts in progress	70,849	79,392
Inventories, net	65,704	64,802
Other current assets	24,461	23,576
Current assets held for sale	169,338	172,668
Total current assets	526,901	552,514
Net property, plant and equipment and finance leases	63,555	60,921
Goodwill	53,440	51,411
Intangible assets, net	17,867	18,699
Right-of-use assets	16,064	16,902
Long-term restricted cash	10,238	10,042
Deferred tax assets	89	—
Other assets	15,336	16,498
Total assets	$703,490	$726,987

Accounts payable	$96,887	$92,068
Accrued employee benefits	4,973	3,830
Advance billings on contracts	59,147	57,814
Accrued warranty expense	2,599	2,748
Financing lease liabilities	1,778	1,644
Operating lease liabilities	3,034	3,204
Other accrued liabilities	34,565	28,729
Current senior notes	108,581	—
Current borrowings	127,165	125,137
Current liabilities held for sale	90,564	91,477
Total current liabilities	529,293	406,651
Senior notes, net of current portion	102,214	340,227
Senior notes due 2030	124,860	—
Borrowings, net of current portion	8,504	8,556
Pension and other postretirement benefit liabilities	185,887	192,665
Finance lease liabilities, net of current portion	27,671	28,501
Operating lease liabilities, net of current portion	13,022	13,801
Deferred tax liability	11,250	9,800
Other noncurrent liabilities	9,475	9,958
Total liabilities	1,012,176	1,010,159

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares 7,669 at June 30, 2025 and December 31, 2024	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 99,189 and 95,138 at June 30, 2025 and December 31, 2024, respectively	5,248	5,208
Capital in excess of par value	1,565,762	1,558,828
Treasury stock at cost, 2,379 and 2,379 shares at June 30, 2025 and December 31, 2024, respectively	(115,500)	(115,500)
Accumulated deficit	(1,733,645)	(1,645,716)
Accumulated other comprehensive loss	(31,168)	(86,660)
Stockholders' deficit attributable to shareholders	(309,226)	(283,763)
Non-controlling interest from discontinued operations	540	591
Total stockholders' deficit	(308,686)	(283,172)
Total liabilities and stockholders' deficit	$703,490	$726,987

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders' (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation charges	—	—	—	—	760	—	—	—	—	760
Preferred stock, net	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)
Net loss	—	$—	—	$—	$—	$—	$(58,492)	$—	$26	$(58,466)
Currency translation adjustments	—	—	—	—	—	—	—	54,842	137	54,979
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	123	—	123
Stock-based compensation charges	531	5	—	—	728	—	—	—	—	733
Preferred stock, net	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	254	3	—	—	291	—	—	—	—	294
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at June 30, 2025	99,189	$5,248	7,669	$77	$1,565,762	$(115,500)	$(1,733,645)	$(31,168)	$540	$(308,686)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Stockholders' (Deficit) Equity
(in thousands, except share amounts)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—	—	—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)
Net income	—	$—	—	$—	$—	$—	$25,315	$—	$49	$25,364
Currency translation adjustments	—	—	—	—	—	—	—	(1,065)	(8)	(1,073)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	232	—	232
Stock-based compensation charges	126	1	—	—	1,273	(16)	—	—	—	1,258
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	2,404	24	—	—	2,033	—	—	—	—	2,057
Balance at June 30, 2024	92,010	$5,174	7,669	$77	$1,550,977	$(115,180)	$(1,569,889)	$(70,088)	$585	$(198,344)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating Activities:
Net loss from continuing operations	$(20,057)	$(38,169)
Net (loss) income from discontinued operations	(60,442)	46,742
Net (loss) income	$(80,499)	$8,573

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	4,807	9,517
Impairment of long-lived assets	9,904	—
Amortization of deferred financing costs and debt discount	2,308	2,508
Amortization of guaranty fee	108	1,367
Non-cash operating lease expense	3,411	3,655
Loss on debt extinguishment	—	6,124
Loss (gain) on sale of business	35,848	(40,174)
Loss on asset disposals	326	47
(Benefit from) provision for deferred income taxes	(471)	2,514
Prior service cost amortization for pension and postretirement plans	247	462
Stock-based compensation	1,488	2,689
Foreign exchange	(5,675)	834
Unrealized gain (loss) on securities	2,164	(160)
Bad debt expense	632	449
Changes in operating assets and liabilities:
Accounts receivable - trade, net	(2,574)	(3,891)
Contracts in progress	9,824	(17,362)
Other current and noncurrent assets	(3,022)	(11,216)
Advance billings on contracts	(1,127)	(14,950)
Inventories, net	(7,878)	472
Income taxes	(40)	4,649
Accounts payable	(909)	35,287
Accrued and other current liabilities	8,085	(11,968)
Accrued contract loss	(3,601)	(4,659)
Pension liabilities, accrued postretirement benefits and employee benefits	(6,948)	(2,374)
Other, net	(195)	862
Net cash used in operating activities	(33,787)	(26,745)
Investing Activities:
Purchase of property, plant and equipment	(7,076)	(7,970)
Purchases of securities	(4,650)	(3,194)
Sales and maturities of securities	2,314	3,723
Proceeds from sale of business and assets, net	20,061	83,477
Net cash provided by investing activities	10,649	76,036

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Financing Activities:
Borrowings on loan payable	53,432	138,961
Repayments on loan payable	(46,572)	(43,164)
Finance lease payments	(819)	(673)
Payment of holdback funds from acquisition	—	(2,950)
Payment of preferred stock dividends	(3,715)	(7,429)
Shares of common stock returned to treasury stock	—	(16)
Issuance of common stock, net	5,487	2,033
Payment of non-controlling interest dividends	(121)	—
Debt issuance costs	(5,138)	(5,064)
Other, net	26	(78)
Net cash provided by financing activities	2,580	81,620

Effects of exchange rate changes on cash	301	(191)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,257)	130,720
Cash, cash equivalents and restricted cash at beginning of period	131,064	71,369
Cash, cash equivalents and restricted cash at end of period	$110,807	$202,089

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,429	$95,466
Current restricted cash	77,140	75,332
Long-term restricted cash	10,238	31,291
Total cash, cash equivalents and restricted cash at end of period (1)	$110,807	$202,089

Supplemental cash flow information:
Income taxes paid, net	$4,035	$4,253
Interest paid	$18,513	$16,226
(1) Includes cash held at discontinued operations of $1.7 million and $2.1 million at June 30, 2025 and 2024, respectively.
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "management," "we," "us," "our" or the "Company") have been prepared in accordance with GAAP and SEC instructions for interim financial information, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Notes to the Condensed Consolidated Financial Statements are presented on the basis of continuing operations, unless otherwise stated.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.

There have been no material changes to our significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Non-controlling interests are presented in the Condensed Consolidated Financial Statements as if parent company investors (controlling interests) and other minority investors (non-controlling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in non-controlling interests are reported as equity in the Condensed Consolidated Financial Statements. Additionally, the Condensed Consolidated Financial Statements include 100% of a controlled subsidiary's earnings, rather than only our share. Transactions between the parent company and non-controlling interests are reported in equity as transactions between stockholders, provided that these transactions do not create a change in control.

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. In prior periods, we incurred operating losses, primarily due to losses recognized on our Vølund and B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. While these conditions and events raise substantial doubt about our ability to continue as a going concern, we believe it is probable that our alternative measures contemplated alleviate the substantial doubt about our ability to continue as a going concern.

In response to the conditions, we have implemented several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together would reduce our annual cash spending. The following actions were completed through the issuance date of this Quarterly Report:

•sold non-core businesses for $197.1 million in net proceeds (described in Note 3 and Note 21 to the Condensed Consolidated Financial Statements);
•sold 10.2 million common shares for net proceeds of $15.0 million pursuant to our At-The-Market offering (described in Note 14 to the Condensed Consolidated Financial Statements);
•completed privately negotiated exchanges with two institutional investors of noteholders that resulted in $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes due 2026 being exchanged for $100.7 million aggregate principal amount of newly-issued 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);

•commenced a cash tender offer for the Company's remaining 6.5% Senior Notes due 2026 and 8.125% Senior Notes due 2026 (described in Note 13 to the Condensed Consolidated Financial Statements);
•signed the Ninth Amendment to the Credit Agreement to extend the maturity date of the Credit Facility to November 30, 2026 (described in Note 21 to the Condensed Consolidated Financial Statements); and
•are actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of June 30, 2025, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.

Operations

Our operations are assessed based on three reportable segments as described in Note 5 to the Condensed Consolidated Financial Statements.

For financial information about our segments, see Note 5 to the Condensed Consolidated Financial Statements.

NOTE 2 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net loss from continuing operations	$(6,052)	$(20,547)	$(20,057)	$(38,169)
Less: Dividend on Series A preferred stock	3,715	3,715	7,430	7,429
Loss from continuing operations attributable to stockholders of common stock	(9,767)	(24,262)	(27,487)	(45,598)
(Loss) income from discontinued operations, net of tax	(52,440)	45,953	(60,442)	46,742
Net (loss) income attributable to stockholders of common stock	$(62,207)	$21,691	$(87,929)	$1,144

Weighted average shares used to calculate basic (loss) earnings per share	98,719	91,049	98,327	90,264
Dilutive effect of stock options, restricted stock and performance units	—	103	—	60
Weighted average shares used to calculate diluted (loss) earnings per share	98,719	91,152	98,327	90,324

Basic (loss) earnings per common share:
Continuing operations	$(0.10)	$(0.26)	$(0.28)	$(0.51)
Discontinued operations	(0.53)	0.50	(0.61)	0.52
Basic (loss) earnings per common share	$(0.63)	$0.24	$(0.89)	$0.01

Diluted (loss) earnings per share:
Continuing operations	$(0.10)	$(0.26)	$(0.28)	$(0.51)
Discontinued operations	(0.53)	0.50	(0.61)	0.52
Diluted (loss) earnings per share	$(0.63)	$0.24	$(0.89)	$0.01

We incurred a net loss in the three and six months ended June 30, 2025, therefore the basic and diluted shares are the same for those periods.

If we had net income attributable to stockholders of common stock in the three months ended June 30, 2025, diluted shares would have included an additional 0.2 million shares. If we had net income in the six months ended June 30, 2025, diluted shares would have included an additional 0.4 million shares.

We excluded 2.4 million and 2.0 million shares related to stock options from the diluted share calculation for the three months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. We excluded 1.1 million and 2.2 million shares related to stock options from the diluted share calculation from the six months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

NOTE 3 – DIVESTITURES

2025 Divestiture

Vølund

On April 29, 2025, Babcock & Wilcox A/S ("BWAS"), a subsidiary of the Company, sold substantially all of its assets, including intellectual property, specific project contracts as well as related agreements with suppliers and certain tangible assets, to Kanadevia Inova Denmark A/S (the "Buyer"). The sale was comprised of a simultaneous transfer of assets from BWAS to a newly incorporated BWAS subsidiary (the "NewCo") pursuant to a business transfer agreement ("BTA"), and sale of NewCo by BWAS to the Buyer pursuant to a share purchase agreement (the "SPA" and together with the BTA, the "Purchase Agreements").

The Purchase Agreements provide for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone), subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into a certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which the Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also include representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto. The proceeds were used to reduce outstanding debt and support working capital needs. We recorded a net loss of $36.9 million which included a write off of CTA of $52.6 million. As we wind down certain contracts, we will incur additional expenses to settle the sale of the business.

2024 Divestitures

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs. During the six months ended June 30, 2025, we recorded a gain of $1.0 million as part of the final settlement.

SPIG and GMAB

On October 30, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary and Babcock & Wilcox A/S subsidiary, sold the entire issued and outstanding share capital of our Italy-based SPIG and Sweden-based GMAB subsidiaries to Auctus Neptune Holding S.p.A. We received net cash proceeds of $33.7 million and recorded a gain of $14.1 million, solely related to currency translation adjustments that were realized upon sale of the businesses. We recorded an impairment of $5.8 million as of September 30, 2024, as the disposal group carrying value exceeded the expected net proceeds from the sale. The proceeds were used to support working capital needs and reduce outstanding debt.

NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

During 2024, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of June 30, 2025, we have divested our BWRS, SPIG, GMAB and

Vølund businesses as part of this plan. BWRS and Vølund were part of our B&W Renewable segment and SPIG and GMAB were part of our B&W Environmental segment.

On June 4, 2025, and as noted above, we agreed to sell our Diamond Power business for $177 million as part of this plan. At June 30, 2025, the assets and liabilities of our Diamond Power business met the criteria to be classified as held for sale and discontinued operations within our Condensed Consolidated Financial Statements. Diamond Power is captured in all three of our segments. Since parts of our Diamond Power businesses were within each of our B&W Thermal, B&W Renewable and B&W Environmental reporting units, we allocated a portion of the goodwill associated with those reporting units to discontinued operations. The allocation was based upon the fair value of our Diamond Power business compared to the fair value of each of the reporting units. This resulted in a triggering event that required us to immediately perform valuations of the remaining fair value of our B&W Thermal, B&W Renewable and B&W Environmental reporting units. These valuations determined that the fair values for each of the reporting units exceeded their carrying value and no impairment was identified.

We closed the sale of our Diamond Power business on July 31, 2025. For more information on the Diamond Power divestiture, see Note 21 to the Condensed Consolidated Financial Statements. Results of operations for these businesses and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. Our sales are described further in Note 3 and Note 21 to the Condensed Consolidated Financial Statements.

We committed to a plan to sell our B&W Solar business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of June 30, 2025.

The following tables summarize the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2025
(in thousands)	Solar	Vølund	Diamond Power	Total
Revenues	$(9)	$880	$29,578	$30,449

Cost of operations	9,417	8,792	19,108	37,317
Selling general and administrative expenses	1,671	2,976	3,834	8,481
Research and development costs	—	137	238	375
Impairment of long-lived assets	(1)	1,121	—	1,120
Loss on asset disposals, net	16	136	—	152
Total costs and expenses	11,103	13,162	23,180	47,445
Operating (loss) income	(11,112)	(12,282)	6,398	(16,996)
Other (expense) income	(200)	1,748	16	1,564
(Loss) income from discontinued operations before tax	(11,312)	(10,534)	6,414	(15,432)
Expense from income taxes	—	21	100	121
Loss on divestiture	—	(36,861)	—	(36,861)
(Loss) income from discontinued operations, net of tax	(11,312)	(47,416)	6,314	(52,414)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	(26)	(26)
(Loss) income attributable to stockholders from discontinued operations	$(11,312)	$(47,416)	$6,288	$(52,440)

	Six Months Ended June 30, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	Total
Revenues	$10,033	$—	$2,051	$54,968	$67,052

Cost of operations	21,267	—	12,605	34,999	68,871
Selling general and administrative expenses	3,158	—	4,776	7,545	15,479
Research and development costs	—	—	468	406	874
Impairment of long-lived assets	7,832	—	1,121	—	8,953
Loss on asset disposals, net	16	—	136	—	152
Total costs and expenses	32,273	—	19,106	42,950	94,329
Operating (loss) income	(22,240)	—	(17,055)	12,018	(27,277)
Other (expense) income	(427)	—	2,723	1,009	3,305
(Loss) income from discontinued operations before tax	(22,667)	—	(14,332)	13,027	(23,972)
Expense from income taxes	—	—	108	471	579
Gain (loss) on divestiture	—	1,014	(36,861)	—	(35,847)
(Loss) income from discontinued operations, net of tax	(22,667)	1,014	(51,301)	12,556	(60,398)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	(44)	(44)
(Loss) income attributable to stockholders from discontinued operations	$(22,667)	$1,014	$(51,301)	$12,512	$(60,442)

	Three Months Ended June 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Revenues	$22,478	$25,738	$20,105	$4,097	$9,276	$23,012	$104,706

Cost of operations	21,324	18,471	15,672	2,978	8,547	14,620	81,612
Selling general and administrative expenses	784	3,483	3,215	390	4,559	3,535	15,966
Research and development costs	—	—	64	15	62	150	291
Impairment of long-lived assets	—	—	—	—	—	126	126
Gain on asset disposals, net	—	(6)	—	—	—	—	(6)
Total costs and expenses	22,108	21,948	18,951	3,383	13,168	18,431	97,989
Operating income (loss)	370	3,790	1,154	714	(3,892)	4,581	6,717
Other (expense) income	(228)	50	7	(583)	(807)	561	(1,000)
Income (loss) from discontinued operations before tax	142	3,840	1,161	131	(4,699)	5,142	5,717
Expense from income taxes	—	196	377	27	686	(1,397)	(111)
Gain on divestiture	—	40,174	—	—	—	—	40,174
Income (loss) from discontinued operations, net of tax	142	43,818	784	104	(5,385)	6,539	46,002
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	(49)	(49)
Income (loss) attributable to stockholders from discontinued operations	$142	$43,818	$784	$104	$(5,385)	$6,490	$45,953

	Six Months Ended June 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Revenues	$33,851	$43,255	$36,856	$6,103	$16,270	$46,426	$182,761

Cost of operations	31,690	31,434	29,029	4,081	15,815	29,437	141,486
Selling general and administrative expenses	2,518	6,783	5,951	728	7,838	7,237	31,055
Research and development costs	—	—	149	35	220	313	717
Loss on asset disposals, net	—	—	47	—	—	126	173
Total costs and expenses	34,208	38,217	35,176	4,844	23,873	37,113	173,431
Operating (loss) income	(357)	5,038	1,680	1,259	(7,603)	9,313	9,330
Other (expense) income	(493)	172	(125)	(271)	(2,335)	580	(2,472)
(Loss) income from discontinued operations before tax	(850)	5,210	1,555	988	(9,938)	9,893	6,858
Expense from income taxes	—	196	588	204	686	(1,475)	199
Gain on divestiture	—	40,174	—	—	—	—	40,174
(Loss) income from discontinued operations, net of tax	(850)	45,188	967	784	(10,624)	11,368	46,833
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	(91)	(91)
(Loss) income attributable to stockholders from discontinued operations	$(850)	$45,188	$967	$784	$(10,624)	$11,277	$46,742

The following tables provide the major classes of assets and liabilities of the disposal groups included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

	June 30, 2025
(in thousands)	Solar	Vølund	Diamond Power	Total
Cash	$576	$1,143	$—	$1,719
Accounts receivable – trade, net	1,531	793	23,972	26,296
Contracts in progress	5,430	6,093	2,370	13,893
Inventories, net	—	2,503	50,924	53,427
Other current assets	101	4,328	3,241	7,670
Total current assets	7,638	14,860	80,507	103,005

Net property, plant and equipment and finance leases	2,768	—	9,037	11,805
Intangible assets, net	—	—	340	340
Goodwill	—	—	30,789	30,789
Deferred income taxes	—	366	—	366
Right-of-use assets	41	222	15,614	15,877
Other assets	18	—	7,138	7,156
Total noncurrent assets	2,827	588	62,918	66,333
Total assets held for sale	$10,465	$15,448	$143,425	$169,338

Accounts payable	$26,150	$4,958	$10,479	$41,587
Accrued employee benefits	10	160	1,162	1,332
Advance billings on contracts	1,611	2,221	1,189	5,021
Accrued warranty expense	1,172	365	432	1,969
Operating lease liabilities	27	293	378	698
Other accrued liabilities	2,056	2,860	10,037	14,953
Current borrowings	510	—	—	510
Total current liabilities	31,536	10,857	23,677	66,070

Borrowings, net of current portion	357	5,000	—	5,357
Operating lease liabilities, net of current portion	15	1,063	16,324	17,402
Deferred tax liability	—	—	1,341	1,341
Other noncurrent liabilities	—	—	394	394
Total noncurrent liabilities	372	6,063	18,059	24,494
Total liabilities held for sale	$31,908	$16,920	$41,736	$90,564

Reported as:
Current assets held for sale	$10,465	$15,448	$143,425	$169,338
Current liabilities held for sale	$31,908	$16,920	$41,736	$90,564

	December 31, 2024
(in thousands)	Solar	Vølund	Diamond Power	Total
Cash	$1,255	$2,200	$—	$3,455
Accounts receivable – trade, net	2,814	7,202	18,168	28,184
Contracts in progress	4,157	10,023	3,011	17,191
Inventories, net	—	2,365	44,087	46,452
Other current assets	90	371	1,519	1,980
Total current assets	8,316	22,161	66,785	97,262

Net property, plant and equipment and finance leases	3,246	124	8,672	12,042
Intangible assets, net	7,833	211	352	8,396
Goodwill	—	—	30,727	30,727
Deferred income taxes	—	—	40	40
Right-of-use assets	53	1,358	15,887	17,298
Other assets	9	243	6,651	6,903
Total noncurrent assets	11,141	1,936	62,329	75,406
Total assets held for sale (1)	$19,457	$24,097	$129,114	$172,668

Accounts payable	$30,365	$5,980	$8,958	$45,303
Accrued employee benefits	—	518	1,029	1,547
Advance billings on contracts	961	5,855	664	7,480
Accrued warranty expense	1,176	845	699	2,720
Operating lease liabilities	26	288	346	660
Other accrued liabilities	5,756	190	7,264	13,210
Current borrowings	511	—	—	511
Total current liabilities	38,795	13,676	18,960	71,431

Borrowings, net of current portion	874	—	—	874
Operating lease liabilities, net of current portion	29	1,075	16,514	17,618
Other noncurrent liabilities	23	—	1,607	1,630
Total noncurrent liabilities	926	1,075	18,121	20,122
Total liabilities held for sale (1)	$39,721	$14,751	$37,081	$91,553

Reported as:
Current assets held for sale (1)	$19,457	$24,097	$129,114	$172,668
Current liabilities held for sale (1)	$39,721	$14,751	$37,081	$91,553

(1) BWRS, SPIG and GMAB were sold in 2024; therefore, no balances are left to disclose.

The depreciation, amortization, capital expenditures, significant changes in operating assets and liabilities, and significant operating and investing noncash items of the discontinued operations are as follows:

	Six Months Ended June 30, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	Total
Depreciation and amortization of long-lived assets	$—	$—	$—	$343	$343
Impairment of long-lived assets	7,832	—	1,121	—	8,953
Gain (loss) on divestiture	—	1,014	(36,861)	—	(35,847)

Changes in operating assets and liabilities:
Accounts receivable - trade, net	1,283	—	6,409	(5,804)	1,888
Contracts in progress	(1,273)	—	3,930	641	3,298
Accounts payable	4,215	—	1,022	(1,521)	3,716
Advance billings on contracts	(650)	—	3,634	(525)	2,459

Purchase of property, plant and equipment	(130)	—	(2)	(271)	(403)

	Six Months Ended June 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Depreciation and amortization of long-lived assets	$—	$948	$1,770	$2	$411	$193	$3,324

Changes in operating assets and liabilities:
Accounts receivable - trade, net	(5,094)	13,396	1,282	(1,927)	2,436	4,836	14,929
Contracts in progress	(5,140)	2,152	1,089	129	5,048	1,596	4,874
Accounts payable	(8,468)	4,700	5,535	340	5,771	(1,199)	6,679
Advance billings on contracts	4,262	86	306	44	7,716	499	12,913

Purchase of property, plant and equipment	(72)	(352)	(499)	(23)	—	(867)	(1,813)

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

An analysis of our operations by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues:
B&W Thermal segment
Parts	$49,620	$35,868	$99,565	$74,950
Projects	21,175	31,863	53,291	54,680
Construction	33,490	39,571	74,704	73,296
	104,285	107,302	227,560	202,926
B&W Renewable segment
Parts	4,851	4,534	11,155	10,613
Projects	5,699	5,482	11,757	11,464
Construction	8,422	5,354	10,314	8,463
	18,972	15,370	33,226	30,540
B&W Environmental segment
Parts	10,309	8,939	21,189	19,531
Projects	10,490	19,803	17,887	39,356
	20,799	28,742	39,076	58,887
Elimination of intersegment revenues	(2)	—	(2)	(65)
Total Revenue	$144,054	$151,414	$299,860	$292,288

The following tables provide information about our segments, as well as the "Corporate/Other Segment" category and include the reconciliation of Revenue to Adjusted EBITDA to Loss from continuing operations before income tax expense:

	Three Months Ended June 30, 2025
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$104,285	$18,972	$20,799	$144,056
Cost of operations	68,177	13,459	14,352	95,988
General & administrative expense (1)	12,608	3,477	2,494	18,579
Selling & marketing expense (1)	6,017	1,521	1,629	9,167
Segment Adjusted EBITDA	17,483	515	2,324	20,322
Corporate/eliminations (2)				(5,240)
Interest expense, net				(10,455)
Depreciation & amortization				(2,128)
Benefit plans, net				(776)
Loss on sales, net				(165)
Settlement and related legal recoveries (costs)				(472)
Financial advisory services				(3,319)
Stock compensation				(758)
Foreign exchange				1,237
Other-net				(406)
Loss from continuing operations before income tax expense				$(2,160)

	Three Months Ended June 30, 2024
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$107,302	$15,370	$28,742	$151,414
Cost of operations	78,326	11,194	21,455	110,975
General & administrative expense (1)	12,385	2,656	3,400	18,441
Selling & marketing expense (1)	6,722	1,092	2,226	10,040
Segment Adjusted EBITDA	9,869	428	1,661	11,958
Corporate/eliminations (2)				(3,973)
Interest expense, net				(11,808)
Depreciation & amortization				(2,931)
Benefit plans, net				66
Settlement and related legal recoveries (costs)				(7,383)
Loss on debt extinguishment				(1,053)
Financial advisory services				(50)
Stock compensation				(1,318)
Restructuring activities				(103)
Foreign exchange				1,395
Other-net				(669)
Loss from continuing operations before income tax expense				$(15,869)

	Six Months Ended June 30, 2025
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$227,560	$33,226	$39,076	$299,862
Cost of operations	168,127	24,611	28,441	221,179
General & administrative expense (1)	21,790	5,311	3,689	30,790
Selling & marketing expense (1)	12,577	2,592	2,882	18,051
Segment Adjusted EBITDA	25,066	712	4,064	29,842
Corporate/eliminations (2)				(8,629)
Interest expense, net				(21,257)
Depreciation & amortization				(4,451)
Impairment of long-lived assets				(950)
Benefit plans, net				(1,555)
Loss on sales, net				(173)
Settlement and related legal recoveries (costs)				(536)
Financial advisory services				(5,167)
Stock compensation				(1,521)
Restructuring activities				(111)
Foreign exchange				862
Other-net				(567)
Loss from continuing operations before income tax expense				$(14,213)

	Six Months Ended June 30, 2024
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$202,926	$30,540	$58,887	$292,353
Cost of operations	153,246	23,727	45,420	222,393
General & administrative expense (1)	18,481	4,269	6,585	29,335
Selling & marketing expense (1)	12,705	2,592	4,592	19,889
Segment Adjusted EBITDA	18,494	(48)	2,290	20,736
Corporate/eliminations (2)				(9,976)
Interest expense, net				(23,673)
Depreciation & amortization				(5,979)
Benefit plans, net				136
Settlement and related legal recoveries (costs)				(3,296)
Financial advisory services				(349)
Loss on debt extinguishment				(6,124)
Stock compensation				(2,699)
Restructuring activities				(1,010)
Foreign exchange				1,005
Other-net				(1,277)
Loss from continuing operations before income tax expense				$(32,506)
(1) General & administrative expense excludes corporate/eliminations of $5.9 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, and $9.9 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively. We had no selling & marketing expenses excluded from corporate/eliminations for the three and six months ended June 30, 2025 and 2024.
(2) Other corporate expenses include certain R&D expenses and other costs not allocated to our segments.

NOTE 6 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating environmental and auxiliary equipment.

A performance obligation is a contractual promise to transfer a distinct product or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 5% and 8% of revenue for the three months ended June 30, 2025 and 2024, and 6% and 8% of revenue for the six months ended June 30, 2025 and 2024, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 95% and 92% of revenue for the three months ended June 30, 2025 and 2024, respectively, and 94% and 92% of revenue for the six months ended June 30, 2025 and 2024, respectively.

Refer to Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Contract Balances

The following represents the components of Accounts receivable - trade, net, Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets. We are also including accrued contract losses included in Other accrued liabilities in the Condensed Consolidated Balance Sheets.

(in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Accounts receivable - trade, net	$97,699	$94,509	$3,190	3%
Contracts in progress	$70,849	$79,392	$(8,543)	(11)%
Advance billings on contracts	$59,147	$57,814	$1,333	2%
Accrued contract losses	$1	$217	$(216)	(100)%

(in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Accounts receivable - trade, net	$97,559	$80,474	$17,085	21%
Contracts in progress	$77,180	$47,454	$29,726	63%
Advance billings on contracts	$60,560	$60,280	$280	—%
Accrued contract losses	$33	$46	$(13)	(28)%

For the six months ended June 30, 2025 and 2024, we recognized 91% and 77% of the revenue related to amounts that were included in advance billings on contracts as of December 31, 2024 and 2023, respectively.

Backlog

At June 30, 2025, we had $418.1 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55%, 43% and 2% of the remaining performance obligations as revenue in 2025, 2026 and thereafter, respectively.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials and supplies	$60,786	$60,779
Work in progress	4,259	3,379
Finished goods	659	644
Total inventories, net	$65,704	$64,802

NOTE 8 – PROPERTY, PLANT, EQUIPMENT & FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2025	December 31, 2024
Land	$1,493	$1,493
Buildings	16,813	16,813
Machinery and equipment	97,702	95,759
Property under construction	18,091	13,164
	134,099	127,229
Less accumulated depreciation	93,195	90,889
Net property, plant and equipment	40,904	36,340
Finance leases	33,923	34,920
Less finance lease accumulated amortization	11,272	10,339
Net property, plant and equipment, and finance leases	$63,555	$60,921

NOTE 9 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

During the three months ended June 30, 2025, goodwill of $30.8 million was reclassified to assets held for sale in connection with the sale of our Diamond Power businesses, discussed further in Note 4 to the Condensed Consolidated Financial Statements. We did not identify any impairment in the retained goodwill balances subsequent to the allocation of goodwill to the Diamond Power business.

The following summarizes the changes in the net carrying amount of goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)	B&W Thermal	B&W Renewable	B&W Environmental	Total
Balance at December 31, 2024	$44,929	$6,482	$—	$51,411
Currency translation adjustments	1,773	256	—	2,029
Balance at June 30, 2025	$46,702	$6,738	$—	$53,440

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	$26,477	$25,462
Unpatented technology	3,714	3,703
Patented technology	1,912	1,912
Trade name	1,831	1,792
All other	275	275
Gross value of definite-lived intangible assets	34,209	33,144
Customer relationships amortization	(13,223)	(11,717)
Unpatented technology amortization	(1,325)	(1,129)
Patented technology amortization	(1,300)	(1,158)
Trade name amortization	(1,277)	(1,224)
All other amortization	(275)	(275)
Accumulated amortization	(17,400)	(15,503)
Net definite-lived intangible assets	$16,809	$17,641
Indefinite-lived intangible assets
Trademarks and trade names	$1,058	$1,058
Total intangible assets, net	$17,867	$18,699

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	June 30, 2025
Balance at beginning of period	$18,699
Amortization expense	(1,475)
Currency translation adjustments	643
Balance at end of the period	$17,867

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statement of Operations.

Estimated future intangible asset amortization expense as of June 30, 2025 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2025	1,454
Year ending December 31, 2026	2,892
Year ending December 31, 2027	2,892
Year ending December 31, 2028	2,633
Year ending December 31, 2029	2,633
Thereafter	4,305

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance at beginning of period	$2,748	$3,857
Additions	894	929
Expirations and other changes	(1,039)	(395)
Payments	(32)	(185)
Translation and other	28	(20)
Balance at end of period	$2,599	$4,186

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

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net loss are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Interest cost	$10,012	$10,592	$20,024	$21,187	$63	$70	$126	$140
Expected return on plan assets	(9,445)	(10,951)	(18,887)	(21,908)	—	—	—	—
Amortization of prior service cost	75	50	150	99	71	173	142	346
Benefit plans, net (1)	642	(309)	1,287	(622)	134	243	268	486
Service cost included in COS (2)	100	100	200	200	5	5	10	10
Net periodic benefit cost (benefit)	$742	$(209)	$1,487	$(422)	$139	$248	$278	$496
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three and six months ended June 30, 2025 and 2024.

We made contributions to the pension and other postretirement benefit plans totaling $4.0 million and $7.7 million during the three and six months ended June 30, 2025 as compared to $3.7 million and $3.8 million during the three and six months ended June 30, 2024 respectively.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

On May 20, 2025, $47.8 million aggregate principal amount of our 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of our 8.125% Senior Notes due 2026 (collectively, the "Exchanged Notes") were repurchased and cancelled in connection with the privately negotiated exchanged described below.

The components of our senior notes at June 30, 2025 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$109,022	$103,633	$212,655
Unamortized deferred financing costs	(537)	(1,419)	(1,956)
Unamortized premium	96	—	96
Net debt balance	$108,581	$102,214	$210,795

The components of our senior notes at December 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior notes due in 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,659)	(2,757)	(4,416)
Unamortized premium	168	—	168
Net debt balance	$191,544	$148,683	$340,227
(1) The 8.125% Senior Notes mature in February 2026, and $108.6 million is included in current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025. $191.5 million is included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at December 31, 2024. As of June 30, 2025 the 8.125% Senior Notes bear an effective interest rate of 8.5%.
(2) The 6.50% Senior Notes mature in December 2026 and are included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024. As of June 30, 2025 the 6.50% Senior Notes bear an effective interest rate of 6.8%.

Senior Notes Due 2030

The components of our Senior notes due 2030 at June 30, 2025 are as follows:

(in thousands)	8.75% (1)
Senior notes due 2030	$100,673
Unamortized deferred financing costs	(6,243)
Unamortized discount	30,430
Net debt balance	$124,860
(1) The 8.75% Senior notes due 2030 mature in June 2030 and is included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025. As of June 30, 2025 the 8.75% Senior notes due 2030 bear an effective interest rate of 5.0%.

On May 20, 2025, we completed privately negotiated exchange transactions (the "Exchanges") in which we issued $100.7 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 (the "Senior Secured Notes Due 2030") as consideration for the Exchanged Notes. The Senior Secured Notes Due 2030 are unconditionally guaranteed jointly and severally by all of our direct and indirect wholly-owned restricted subsidiaries, subject to certain excluded subsidiaries (collectively, the "Guarantors"). The Senior Secured Notes Due 2030 are secured by substantially all of our assets and the assets of the Guarantors. The security interests in our assets are subject to an intercreditor agreement pursuant to which the Senior Secured Notes Due 2030 are subordinated in right of payment and lien priority to the satisfaction in full of (i) the obligations and satisfaction of the liens under our Credit Agreement (described below), (ii) the obligations and lien under the junior secured promissory note with B. Riley and (iii) certain obligations secured by a lien in favor of the Pension Benefit Guaranty Corporation (a wholly owned United States government corporation and agency acting on behalf of the B&W Pension Plan (as defined below)) in connection with its waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "B&W Pension Plan").

The Senior Secured Notes Due 2030 accrue interest a rate of 8.75% per annum, payable semi-annually in arrears on June 30 and December 30, starting December 30, 2025, and mature on June 30, 2030.

Subject to the intercreditor arrangements discussed above, we may redeem the Senior Secured Notes Due 2030 at any time, on or after May 16, 2026, for cash, at a redemption price equal to 100% of the applicable principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The indenture governing the Senior Secured Notes Due 2030 contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, and certain events of default, including with respect to a failure to make payments under the Senior Secured Notes Due 2030 and certain bankruptcy and insolvency events.

As a result of the Company's financial situation as a going concern entity at the time of refinancing, and the fact the creditors have granted concessions, the Exchanges were accounted for as a troubled debt restructuring. Therefore, the gain from the difference between the face value of the original 8.125% and 6.50% Senior Notes and the face value of the 8.75% Senior Notes is recognized ratably over the new 5-year term through May 2030.

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

The Credit Agreement has a maturity date of January 18, 2027, provided that if as of November 28, 2025, as amended by the Seventh Amendment, the 8.125% Senior Notes and 6.50% Senior Notes have not been refinanced pursuant to a permitted refinancing, as defined in the Credit Agreement, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then the maturity date of the Credit Agreement is November 28, 2025. As discussed further in Note 1 under Liquidity and Going Concern, we have classified amounts due under the Credit Agreement in current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit

Agreement as due and payable immediately. At June 30, 2025, after giving consideration to the Amendments to the Credit Agreement (discussed below), we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

On May 20, 2025, in connection with the issuance of the Senior Secured Notes Due 2030, the Company, certain subsidiaries of the Company, as guarantors, the lenders party to the Credit Agreement and Axos Bank, as administrative agent entered into the Seventh Amendment. The Seventh Amendment, among other things, permitted the issuance of the Senior Secured Second Notes due 2030 in connection with the exchange transactions described above, and amended the maturity date to of the Credit Agreement to January 18, 2027; provided that (i) if the Company’s 8.125% Senior Notes due 2026 are not repaid, defeased, or otherwise satisfied in full or refinanced by November 28, 2025 or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then November 28, 2025, and (ii) if the Company’s 6.50% Senior Notes due 2026 are not repaid, defeased, or otherwise satisfied in full or refinanced by September 30, 2026, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then September 30, 2026.

On June 18, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, the administrative agent, amended the Credit Agreement to suspend the B. Riley Guaranty until January 1, 2027.

At June 30, 2025, we had a total of $126.5 million outstanding on the Credit Agreement, which includes $54.2 million drawn on the revolving credit portion of the facility and $72.3 million drawn on the letter of credit portion. At June 30, 2025, cash collateralizing the letters of credit totaling $72.3 million is classified as current Restricted cash given the classification of the Credit Agreement as current.

As a result of the Ninth Amendment signed on August 8, 2025, the maturity date of the Credit Facility was changed to November 30, 2026 (described in Note 21 to the Condensed Consolidated Financial Statements).

Other Loans Payable

As of June 30, 2025, we had loans payable of approximately $9.1 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of December 31, 2024, we had loans payable of approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

Revolving and Letter of Credit Agreements

In June 2021, we entered into the Revolving Credit Agreement with PNC as administrative agent, and the Letter of Credit Agreement, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider securing the Letter of Credit Agreement was drawn to satisfy draws on letters of credit (the "Reimbursement Agreement") and the Debt Facilities. Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by our Credit Agreement with Axos that began in January 2024. The Revolving Credit Agreement with PNC was terminated in connection with our entry into the Credit Agreement, and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated at that time. We recognized a loss on debt extinguishment of $1.1 million and $6.1 million in the three and six months ended June 30, 2024 related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under the domestic facilities is as follows:

	June 30,
	2025	2024
Letters of credit under domestic facilities:
Performance letters of credit	$21,238	$20,682
Financial letters of credit	14,485	13,222
Total outstanding	$35,723	$33,904

Backstopped letters of credit	$750	$750
Surety backstopped letters of credit	$12,017	$8,742
Letters of credit subject to currency revaluation	$4,424	$4,305

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	June 30,
	2025	2024
Letters of credit under non-domestic facilities	$214	$282
Surety Bonds	$112,229	$112,171

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Components associated with borrowings from:
Senior notes	$5,201	$6,420	$11,521	$12,691
Senior notes due 2030	1,038	—	1,038	—
Revolving Credit Agreement	1,138	1,429	2,265	2,961
	7,377	7,849	14,824	15,652
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,477	1,476	3,086	2,625
Senior notes	488	650	1,144	1,294
Senior notes due 2030	(577)	—	(577)	—
	1,388	2,126	3,653	3,919

Components associated with interest from:
Lease liabilities	645	555	1,236	1,103
Letter of Credit interest and fees	1,399	1,320	1,892	2,809
Other interest expense	183	117	429	497
	2,227	1,992	3,557	4,409

Total interest expense	$10,992	$11,967	$22,034	$23,980

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the six months ended June 30, 2025, our Board of Directors approved dividends totaling $7.4 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at June 30, 2025, and all declared dividends have been paid as of July 1, 2025.

Common Stock

On April 10, 2024, we entered into the Sales Agreement with the Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents. As of June 30, 2025 and 2024, 3.6 million and 2.4 million shares, respectively, have been sold pursuant to the Sales Agreement, for net proceeds of $5.5 million and $2.0 million, respectively.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reporting within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2025	December 31, 2024
Held by foreign entities	$13,092	$20,790
Held by U.S. entities	10,337	6,065
Cash and cash equivalents	23,429	26,855

Reinsurance reserve requirements	1,020	2,024
Project indemnity collateral	3,775	12,878
Letters of credit collateral (1)	72,345	89,265
Escrow for long-term project	10,238	42
Current and Long-term restricted cash and cash equivalents	87,378	104,209
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (2)	$110,807	$131,064
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current restricted cash in the Condensed Consolidated Balance Sheets.
(2) Includes cash held at discontinued operations of $1.7 million and $3.5 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 16 – INCOME TAXES

In the three months ended June 30, 2025, income tax expense from continuing operations was $3.9 million, resulting in an effective tax rate of (180.2)%. In the three months ended June 30, 2024, income tax expense from continuing operations was $4.7 million, resulting in an effective tax rate of (29.5)%.

In the six months ended June 30, 2025, income tax expense from continuing operations was $5.8 million, resulting in an effective tax rate of (41.1)%. In the six months ended June 30, 2024, income tax expense from continuing operations was $5.7 million, resulting in an effective tax rate of (17.4)%.

Our effective tax rate for the three and six months ended June 30, 2025 is not reflective of the U.S. statutory rate due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items.

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

On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the U.S. and we continue to assess its impact. Based on our initial review of the recently passed legislation, we currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the six months ended June 30, 2025 and 2024 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	403	—	403
Reclassification of AOCI to net income	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	$(85,084)	$(1,049)	$(86,133)
Other comprehensive income before reclassifications	2,196	—	2,196
Reclassification of AOCI to net income	52,646	123	52,769
Net other comprehensive income	54,842	123	54,965
Balance at June 30, 2025	$(30,242)	$(926)	$(31,168)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive loss before reclassifications	(3,125)	—	(3,125)
Reclassification of AOCI to net income	—	231	231
Net other comprehensive (loss) income	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)
Other comprehensive loss before reclassifications	(2,266)	—	(2,266)
Reclassification of AOCI to net income	1,201	232	1,433
Net other comprehensive (loss) income	(1,065)	232	(833)
Balance at June 30, 2024	$(68,968)	$(1,120)	$(70,088)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Release of currency translation adjustment with the sale of business	Loss from discontinued operations, net of tax	$(52,646)	$(1,201)	$(52,646)	$(1,201)
Pension and post retirement adjustments, net of tax	Benefit plans, net	(123)	(232)	(247)	(463)
	Net loss	$(52,769)	$(1,433)	$(52,893)	$(1,664)

NOTE 18 – FAIR VALUE MEASUREMENTS

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (known as "Level 1" in the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures).

Securities

(in thousands)	June 30, 2025	Level 1
Corporate notes and bonds	$4,914	$4,914
United States Government and agency securities	2,053	2,053
Total fair value of securities	$6,967	$6,967

(in thousands)	December 31, 2024	Level 1
Corporate notes and bonds	$5,196	$5,196
United States Government and agency securities	1,598	1,598
Total fair value of securities	$6,794	$6,794

Investments in securities are presented as $4.0 million in Other current assets and $3.0 million in Other assets as of June 30, 2025 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 5 years.

Senior Notes due 2026

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices (known as "Level 1") as of June 30, 2025.

(in thousands)	June 30, 2025
	Carrying Value	Estimated Fair Value
8.125% Senior Notes due 2026 ("BWSN")	$109,022	$85,037
6.50% Senior Notes due 2026 ("BWNB")	$103,633	$65,455

Senior Notes due 2030

The fair value of the senior notes is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as "Level 2") as of June 30, 2025.

(in thousands)	June 30, 2025
	Carrying Value	Estimated Fair Value
8.75% Senior Notes due 2030	$100,673	$99,851

Other Financial Instruments

We used the following methods and assumptions in estimating fair value amounts for other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair value due to their highly liquid nature and are classified as Level 1.
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $125.5 million, which is $1.5 million less than its carrying amount at June 30, 2025.

NOTE 19 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 29.1% of our outstanding common stock as of June 30, 2025. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 13 to the Condensed Consolidated Financial Statements, in connection with our entry into the Axos Credit Agreement in January 2024, we entered into a guaranty agreement (the "B. Riley Guaranty") and a fee and reimbursement agreement (the "B. Riley Fee Agreement") with B. Riley. The B. Riley Guaranty provides for the guarantee of all of our obligations under the Credit Agreement. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of our obligations under the Credit Agreement. The B. Riley Fee Agreement provides, among other things, for us to pay an annual fee to B. Riley equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley's agreements and commitments under the B. Riley Guaranty. The B. Riley Fee Agreement also requires us to reimburse B. Riley to the extent that B. Riley Guaranty is called upon by the agent or lenders under the Credit Agreement and requires us to execute a junior secured promissory note with respect to the same within 60 days after the execution of the B. Riley Fee Agreement (or such other date as B. Riley may agree to). On June 18, 2025, the B. Riley Guaranty, as well as the associated B. Riley Guaranty fees, were suspended until January 1, 2027.

As described in Note 14 to the Condensed Consolidated Financial Statements, in April 2024, we entered into a sales agreement with B. Riley Securities, Inc., among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In September 2024, we came to an agreement with BRPI Executive Consulting, LLC to terminate the agreement to retain the services of Mr. Kenneth Young effective immediately and concurrently entered into a direct arrangement with Mr. Kenneth Young. We paid nothing and $0.3 million in the six months ended June 30, 2025 and 2024, respectively, to BRPI Executive Consulting, LLC.

We entered into an Advisory Services Agreement with B. Riley on December 12, 2024 to provide financial advisory services to the Company relating to the Company's evaluation of debt financing alternatives. Under this agreement, payments are a cash fee equal to 1.75% of the total financing value, due and payable immediately upon the closing of each debt financing. We incurred $2.3 million in the six months ended June 30, 2025.

Transactions with Board of Directors

We entered into a Consultant Agreement with Henry E. Bartoli, a member of our Board of Directors, dated November 5, 2020. On November 26, 2024, we entered into a third amendment to the Bartoli Consulting Agreement that extends the term through December 1, 2025, subject to earlier termination by either party as provided in the Bartoli Consulting Agreement.

NOTE 20 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2025.

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

NOTE 21 – SUBSEQUENT EVENTS

Diamond Power

On June 4, 2025, we through our wholly owned subsidiaries, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (collectively, the "Sellers") entered into an agreement (the "Purchase Agreement") to sell to certain legal entities affiliated with Andritz AG (the "Buyers") the equity interests of Diamond Power and related legal entities together with assets related to the Diamond Power business (the "Sale"). We closed on the sale on July 31, 2025.

The Purchase Agreement provides for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also includes representations and warranties regarding the Sale, as well as certain indemnities with respect thereto. The Purchase Agreement also includes an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years.

The Sellers and the Buyers expect to enter into a transition services agreement under which the Sellers and/or their affiliates would provide services to support the Diamond Power business and under which Diamond Power would provide services to support Sellers and their affiliates for a temporary period.

The Company does not have any material relationship with the Buyers other than in respect of the transaction. The proceeds will be used to support working capital needs and reduce outstanding debt.

Eighth Amendment to Credit Agreement

On July 3, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Eighth Amendment to the Credit Agreement. Capitalized terms have the meaning as defined in the Eighth Amendment. Pursuant to the Eighth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) temporarily increase the amounts available to be borrowed based on inventory in the borrowing base under the Credit Agreement, and (ii) temporarily reduce the amount of the PBGC Reserve by $3,000,000, provided that (A) such temporary reduction shall terminate upon the earlier to occur of (x) the date of the consummation of any Disposition of material assets of the Loan Parties or (y) September 15, 2025 and (B) such reduction shall be permanent following the Company’s repayment of the September 2025 PBGC Installment, in an aggregate amount equal to $3,000,000 on or prior to September 15, 2025. As a condition to the forgoing consent and agreements, the Company agreed to apply the net cash proceeds from the Diamond Power Disposition in the following order and amounts: (i) to the repayment of the September 2025 PBGC Installment, in an aggregate amount equal to $3,000,000; (ii) to the repayment of Revolving Loans under the Credit Agreement, in an aggregate amount equal to $48,300,000 (which amounts may be reborrowed in whole or in part to the extent permitted under the Credit Agreement at such time and may be used for purposes permitted under the Credit Agreement, including for working capital needs); (iii) to the partial repayment of the Unsecured Notes; and (iv) the remainder to be retained by the Company in accounts subject to finance working capital, capital expenditures and acquisitions and for general corporate purposes (including the payment of fees and expenses).

Sales of Common Stock

We sold 1.6 million shares of our common stock pursuant to the Sales Agreement, described in Note 14 to the Condensed Consolidated Financial Statements, between July 8, 2025 and July 21, 2025 for net proceeds of $1.6 million.

Ninth Amendment to Credit Agreement

On August 8, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Ninth Amendment to the Credit Agreement. Capitalized terms have the meaning as defined in the Ninth Amendment. Pursuant to the Ninth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) allow an add-back of up to $17 million for Waste to Energy Project losses currently reported in Discontinued Operations to the Adjusted EBITDA calculation used in the debt covenant ratios, (ii) allow an add-back of up to $40 million for the Capital Expenditures calculation used in the debt covenant ratios, (iii) defer the increase of the minimum Fixed Charge Coverage ratio debt covenant to 1.05 until after December 31, 2026, and (iv) change the maturity date to November 30, 2026 from September 30, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. See also "Cautionary Statement Concerning Forward-Looking Information" herein. Unless otherwise noted, discussion of our business and results of operations refers to our continuing operations.

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

Market Update

Management continues to adapt to macroeconomic conditions, including the impacts from inflation, higher interest rates and foreign exchange rate volatility, current and potential tariff actions and geopolitical conflicts. In certain instances, these situations have resulted in cost increases and delays or disruptions that have had, and could continue to have, an adverse impact on our ability to meet customers' demands. We continue to actively monitor the impact of these market conditions on current and future periods and actively manage costs and our liquidity position to provide additional flexibility while still supporting our customers and their specific needs. The duration and scope of these conditions cannot be predicted, and therefore, any anticipated negative financial impact on our operating results cannot be reasonably estimated.

Discontinued Operations

Diamond Power

On June 4, 2025 we entered into a Purchase Agreement to sell our Diamond Power business for proceeds of $177 million, subject to certain offsets and adjustments. We closed the sale of our Diamond Power business on July 31, 2025. For more information on this sale, see Note 21 to the Condensed Consolidated Financial Statements.

For the three months ended June 30, 2025, revenue increased to $29.6 million from $23.0 million in the three months ended June 30, 2024, primarily due to higher energy demand creating the need for additional boiler cleaning products and growth in the EMEA aftermarket. Operating income for the three months ended June 30, 2025 was $6.4 million, which is slightly higher than the Operating income of $4.6 million for the three months ended June 30, 2024 as a result of growth in revenue as described above.

For the six months ended June 30, 2025, revenue increased to $55.0 million from $46.4 million in the six months ended June 30, 2024, primarily due to higher energy demand creating the need for additional boiler cleaning products and growth in the EMEA aftermarket. Operating income for the six months ended June 30, 2025 was $12.0 million, which is slightly higher than the Operating income of $9.3 million for the six months ended June 30, 2024 as a result of growth in revenue as described above.

Vølund

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business, resulting in a significant change that would impact our business. We sold our Vølund business on April 29, 2025, described further in Note 3 to the Condensed Consolidated Financial Statements.

The revenue and operating results for the three and six months ended June 30, 2025 represent the financial results for January through April 2025 operations as well as the net loss on the sale primarily from the write off of CTA.

B&W Solar

We continue to meet all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses.

For the three months ended June 30, 2025, revenue decreased to $— million from $22.5 million in the three months ended June 30, 2025 as a result of significantly less work year over year as we completed remaining projects. Operating (loss) income for the three months ended June 30, 2025 decreased to $(11.1) million from $0.4 million in the three months ended June 30, 2025, due to lower revenue described above as well as additional costs needed to complete the remaining projects.

For the six months ended June 30, 2025, revenue decreased to $10.0 million from $33.9 million in the six months ended June 30, 2024 as a result of significantly less work year over year as we completed remaining projects. Operating loss for the six months ended June 30, 2025 decreased to $22.2 million from $0.4 million in the six months ended June 30, 2024, primarily as a result of lower revenue as well as additional costs needed to complete the remaining projects.

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following discussion is of our consolidated results of operations below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$144,054	$151,414	$(7,360)	$299,860	$292,288	$7,572
Costs and expenses:
Cost of operations	$100,812	$118,337	$(17,525)	$226,052	$229,055	$(3,003)
Selling, general and administrative expenses	$34,008	$36,635	$(2,627)	$63,025	$65,150	$(2,125)
Research and development costs	$941	$890	$51	$1,298	$1,542	$(244)
Impairment of long-lived assets	$—	$—	$—	$950	$—	$950
Loss on asset disposals, net	$165	$—	$165	$173	$—	$173
Operating income (loss)	$8,128	$(4,448)	$12,576	$8,362	$(3,459)	$11,821
Loss from continuing operations	$(6,052)	$(20,547)	$14,495	$(20,057)	$(38,169)	$18,112

Three Months Ended June 30, 2025 and 2024

Revenues decreased by $7.4 million to $144.1 million in the three months ended June 30, 2025 compared to $151.4 million in the three months ended June 30, 2024. The decrease is primarily driven by lower large project volume in B&W Thermal and B&W Environmental of $20.0 million, lower construction volume of $3.0 million offset partially by an increase in parts of $15.5 million.

Costs of operations decreased by $17.5 million to $100.8 million in the three months ended June 30, 2025 compared to $118.3 million in the three months ended June 30, 2024. The decrease is primarily driven by the lower revenue as described above as well as the product mix of lower project volume, higher parts volume which has higher gross margin that contributed to the improvement as well as lower costs needed to complete certain projects.

SG&A expenses decreased by $2.6 million to $34.0 million in the three months ended June 30, 2025 compared to $36.6 million in the three months ended June 30, 2024. The decrease is primarily driven by the legal settlement of $6.5 million in 2024 offset by increased expenses in employee benefits in the current year.

Research and development costs remained substantially flat in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Loss on asset disposals increased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 relating to small disposals in 2025.

Operating income (loss) increased by $12.6 million to net income of $8.1 million in the three months ended June 30, 2025, compared to a net loss of $(4.4) million in the three months ended June 30, 2024. The increase is a result of the reduced costs previously noted.

Loss from continuing operations decreased by $14.5 million to $6.1 million in the three months ended June 30, 2025 as compared to loss of $20.5 million in the three months ended June 30, 2024, driven by the improvement in the operating income results noted above. In 2024 we incurred $1.1 million related to debt extinguishment that we did not incur in 2025.

Six Months Ended June 30, 2025 and 2024

Revenues increased by $7.6 million to $299.9 million in the six months ended June 30, 2025 compared to $292.3 million in the six months ended June 30, 2024. The increase is driven by larger parts volume of $26.8 million offset partially by lower large project volume in B&W Environmental in 2025 of $21.5 million.

Costs of operations decreased by $3.0 million to $226.1 million in the six months ended June 30, 2025 compared to $229.1 million in the six months ended June 30, 2024. The decrease is primarily driven by the mix of the business as parts sales grew more which has a higher gross margin, larger project revenue decreased and lower costs were needed to finish larger projects.

SG&A expenses decreased by $2.1 million to $63.0 million in the six months ended June 30, 2025 compared to $65.2 million in the six months ended June 30, 2024. The decrease is primarily driven by the legal settlement of $6.5 million in 2024 offset by increased expenses in employee benefits in the current year.

Research and development costs remained substantially flat in the six months ended June 30, 2025 compared to in the six months ended June 30, 2024.

Impairment of long-lived assets increased by $1.0 million to $1.0 million in the six months ended June 30, 2025 compared to a nominal amount in the six months ended June 30, 2024. The increase is driven by the reduction in our real estate footprint.

Loss on asset disposals increased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 relating to small disposals in 2025.

Operating income increased by $11.8 million to $8.4 million in the six months ended June 30, 2025 compared to operating loss of $3.5 million in the June 30, 2024, primarily due to the revenue as described above and an increase in gross profit due to the improvement in cost of operations in product mix.

Loss from continuing operations decreased by $18.1 million to $20.1 million compared to a loss of $38.2 million in the six months ended June 30, 2024, primarily due to the revenue as described above and an increase in gross profit due to the improvement in cost of operations in product mix.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Components associated with borrowings from:
Senior notes	$5,201	$6,420	$11,521	$12,691
Senior Notes due 2030	1,038	—	1,038	—
Revolving Credit Facility	1,138	1,429	2,265	2,961
	7,377	7,849	14,824	15,652
Components associated with amortization or accretion of:
Revolving Credit Agreement	1,477	1,476	3,086	2,625
Senior notes	488	650	1,144	1,294
Senior Notes due 2030	(577)	—	(577)	—
	1,388	2,126	3,653	3,919

Components associated with interest from:
Lease liabilities	645	555	1,236	1,103
Letter of credit interest and fees	1,399	1,320	1,892	2,809
Other interest expense	183	117	429	497
	2,227	1,992	3,557	4,409

Total interest expense	$10,992	$11,967	$22,034	$23,980

Interest expense for the three and six months ended June 30, 2025 is lower compared to the three and six months ended June 30, 2024 due to the debt refinancing that occurred in 2025 that results in lower base principal and will result in accretion of the discount over the life of the debt. See Note 13 in the Condensed Consolidated Financial Statements for further details.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except for percentages)	2025	2024	$ Change	2025	2024	$ Change
Loss from continuing operations before income tax expense	$(2,160)	$(15,869)	$13,709	$(14,213)	$(32,506)	$18,293
Income tax expense	$3,892	$4,678	$(786)	$5,844	$5,663	$181
Effective tax rate	(180.2)%	(29.5)%		(41.1)%	(17.4)%

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

Our effective tax rate for the first six months of 2025 is not reflective of the U.S. statutory rate primarily due to certain foreign entities having a tax rate higher than the U.S statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in approximate millions)	2025	2024	2025	2024
B&W Thermal	$75.5	$92.2	$170.0	$180.4
B&W Renewable	20.7	17.9	40.2	47.5
B&W Environmental	18.0	26.2	27.2	37.1
Other/eliminations	(1.3)	(0.4)	(1.9)	(3.3)
Bookings	$112.9	$135.9	$235.5	$261.7

Backlog as of June 30, 2025 and 2024 was as follows:

	June 30,
(in approximate millions)	2025	2024
B&W Thermal	$345.9	$177.4
B&W Renewable	33.9	20.2
B&W Environmental	35.6	70.8
Other/eliminations	2.7	12.4
Backlog	$418.1	$280.8

Of the backlog at June 30, 2025, we expect to recognize revenues as follows:

(in approximate millions)	2025	2026	Thereafter	Total
B&W Thermal	$190.0	$146.5	$9.4	$345.9
B&W Renewable	17.5	15.4	1.0	33.9
B&W Environmental	18.3	16.2	1.1	35.6
Other/eliminations	2.7	—	—	2.7
Expected revenue from backlog	$228.5	$178.1	$11.5	$418.1

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

The following discussion of our business segment results of operations includes a discussion of EBITDA and Adjusted EBITDA. EBITDA focuses on the earnings generated from core business operations, without considering the effects of financing, accounting decisions or tax. Adjusted EBITDA differs from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results and the accompanying reconciliation in Note 5 to the Condensed Consolidated Financial Statements, we believe the presentation of Adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

Adjusted EBITDA on a consolidated basis is defined as the sum of the Adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the Adjusted EBITDA metrics presented in this report are consistent with the manner in which our CODM primarily reviews the results of operations and makes strategic decisions about the business. Our CODM is the chief executive officer and on a quarterly basis reviews actuals to budgets and forecasts when making decisions. Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments. Additionally, the Company redefined its definition of Adjusted EBITDA to eliminate the effects of certain items including interest on letters of credit included in Cost of operations and product development costs. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(58,492)	$25,406	$(80,499)	$8,573
(Loss) income from discontinued operations, net of tax	(52,440)	45,953	(60,442)	46,742
Loss from continuing operations	(6,052)	(20,547)	(20,057)	(38,169)
Interest expense, net	10,455	11,808	21,257	23,673
Income tax expense	3,892	4,678	5,844	5,663
Depreciation & amortization	2,128	2,931	4,451	5,979
EBITDA	10,423	(1,130)	11,495	(2,854)

Impairment of long-lived assets	—	—	950	—
Benefit plans, net	776	(66)	1,555	(136)
Loss on asset disposals, net	165	—	173	—
Stock compensation	758	1,318	1,521	2,699
Restructuring activities	—	103	111	1,010
Settlements and related legal costs	472	7,383	536	3,296
Loss on debt extinguishment	—	1,053	—	6,124
Foreign exchange	(1,237)	(1,395)	(862)	(1,005)
Financial advisory services	3,319	50	5,167	349
Other - net	406	669	567	1,277
Adjusted EBITDA	$15,082	$7,985	$21,213	$10,760

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Adjusted EBITDA
B&W Thermal	$17,483	$9,869	$25,066	$18,494
B&W Renewable	515	428	712	(48)
B&W Environmental	2,324	1,661	4,064	2,290
Corporate	(5,240)	(3,973)	(8,629)	(9,976)
	$15,082	$7,985	$21,213	$10,760

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

Restructuring activities

Restructuring activities and business services transition actions across our business units and corporate functions primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Cost of operations and SG&A expenses in the Condensed Consolidated Statement of Operations.

Settlements and related legal costs

Settlements and related legal costs relate to expenses associated with resolving legal disputes, whether through negotiated settlements or court judgments.

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

Financial advisory services

Financial advisory services relate to business planning and other professional services.

RESULTS BY SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues:
B&W Thermal segment
Parts	$49,620	$35,868	$13,752	$99,565	$74,950	$24,615
Projects	21,175	31,863	(10,688)	53,291	54,680	(1,389)
Construction	33,490	39,571	(6,081)	74,704	73,296	1,408
	104,285	107,302	(3,017)	227,560	202,926	24,634
B&W Renewable segment
Parts	$4,851	$4,534	$317	$11,155	$10,613	$542
Projects	5,699	5,482	217	11,757	11,464	293
Construction	8,422	5,354	3,068	10,314	8,463	1,851
	18,972	15,370	3,602	33,226	30,540	2,686
B&W Environmental segment
Parts	10,309	8,939	1,370	21,189	19,531	1,658
Projects	10,490	19,803	(9,313)	17,887	39,356	(21,469)
	20,799	28,742	(7,943)	39,076	58,887	(19,811)
Eliminations of intersegment revenues	(2)	—	(2)	(2)	(65)	63
Total Revenue	$144,054	$151,414	$(7,360)	$299,860	$292,288	$7,572

B&W Thermal Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$104,285	$107,302	$(3,017)	$227,560	$202,926	$24,634
Adjusted EBITDA	$17,483	$9,869	$7,614	$25,066	$18,494	$6,572

Three Months Ended June 30, 2025 and 2024

Revenues in the B&W Thermal segment decreased 3%, or $3.0 million to $104.3 million in the three months ended June 30, 2025 from $107.3 million in the three months ended June 30, 2024. The decrease is primarily due to lower project related volume of $10.7 million from our service projects and package boiler business, lower construction volume of $6.1 million as a result of a large construction project being performed in 2024 that was not fully replaced in 2025. Partially offset by higher volume related to boiler parts as well as parts relating to a large natural gas conversion project which accounted for $13.8 million.

Adjusted EBITDA in the B&W Thermal segment increased $7.6 million to $17.5 million in the three months ended June 30, 2025 from $9.9 million in the three months ended June 30, 2024. This is primarily driven by improved margins in our project business of $2.0 million as well as our increased volume in our parts business which accounted for $5.0 million which has a higher gross margin.

Six Months Ended June 30, 2025 and 2024

Revenues in the B&W Thermal segment increased 12%, or $24.6 million, from $202.9 million to $227.6 million in the six months ended June 30, 2025 compared to the prior year, driven by the increase in boiler related parts as well as parts related to a larger natural gas conversion project of $24.6 million.

Adjusted EBITDA in the B&W Thermal segment increased $6.6 million from $18.5 million to $25.1 million in the six months ended June 30, 2025 compared to the prior year. The increase in EBITDA is primarily driven by the increased boiler parts and natural gas conversion project volume of $9.6 million, offset by lower margins for our construction project business due to large project closeouts occurring in 2024 that were not repeated in 2025 of $2.8 million.

B&W Renewable Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$18,972	$15,370	$3,602	$33,226	$30,540	$2,686
Adjusted EBITDA	$515	$428	$87	$712	$(48)	$760

Three Months Ended June 30, 2025 and 2024

Revenues in the B&W Renewable segment increased 23%, or $3.6 million, to $19.0 million in the three months ended June 30, 2025 from $15.4 million in the three months ended June 30, 2024. This is primarily attributable to increased construction volume of $3.1 million.

Adjusted EBITDA in the B&W Renewable segment increased $0.1 million, to $0.5 million in the three months ended June 30, 2025 from $0.4 million in the three months ended June 30, 2024 driven by the increase in revenue as described above.

Six Months Ended June 30, 2025 and 2024

Revenues in the B&W Renewable segment increased 9%, or $2.7 million, from $30.5 million to $33.2 million in the six months ended June 30, 2025 compared to the same period in 2024. This is primarily attributable to the increase in parts volume of $0.5 million and an increase in construction volume of $1.9 million.

Adjusted EBITDA in the B&W Renewable segment increased $0.8 million, to $0.7 million in the six months ended June 30, 2025 compared to $0.0 million in the six months ended June 30, 2024. This is primarily attributable the increase in parts volume.

B&W Environmental Segment Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$20,799	$28,742	$(7,943)	$39,076	$58,887	$(19,811)
Adjusted EBITDA	$2,324	$1,661	$663	$4,064	$2,290	$1,774
Three Months Ended June 30, 2025 and 2024

Revenues in the B&W Environmental segment decreased 28%, or $7.9 million, to $20.8 million in the three months ended June 30, 2025 from $28.7 million in the three months ended June 30, 2024. This is primarily attributable to lower volume of projects in our electrostatic precipitator and ASH business of $9.3 million partially offset by larger volume of parts sales of $1.4 million.

Adjusted EBITDA in the B&W Environmental segment was $2.3 million in the three months ended June 30, 2025 compared to $1.7 million in the three months ended June 30, 2024. This is primarily due to a higher margin on environmental projects in 2025 as well as higher parts volume of $0.8 million offset partially by the decline of other project revenues.

Six Months Ended June 30, 2025 and 2024

Revenues in the B&W Environmental segment decreased 34%, or $19.8 million, to $39.1 million in the six months ended June 30, 2025 from $58.9 million in the six months ended June 30, 2024. Approximately $21.5 million of the decrease is attributable to lower volume in our domestic environmental ASH projects and electrostatic precipitator business offset partially by increased volume in our parts business of $1.7 million.

Adjusted EBITDA in the B&W Environmental segment was $4.1 million in the six months ended June 30, 2025 compared to $2.3 million in the six months ended June 30, 2024. The increase is primarily due to a large European project of $1.6 million.

Corporate Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Adjusted EBITDA	$(5,240)	$(3,973)	$(1,267)	$(8,629)	$(9,976)	$1,347
Three Months Ended June 30, 2025 and 2024

Adjusted EBITDA in Corporate decreased to $(5.2) million in the three months ended June 30, 2025 compared to $(4.0) million in the three months ended June 30, 2024. This is related to an increase in employee benefits.

Six Months Ended June 30, 2025 and 2024

Adjusted EBITDA in Corporate increased to $(8.6) million in the six months ended June 30, 2025 compared to $(10.0) million in the six months ended June 30, 2024. This is primarily related to a decrease in audit and consulting fees.

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

Our assessment of our ability to fund future operations is inherently subjective, judgment-based and susceptible to change based on future events. In prior periods, we incurred operating losses, primarily due to losses recognized on our Vølund and B&W Solar business as well as higher debt service costs and recurring cash deficits from operating activities. While these conditions and events raise substantial doubt about our ability to continue as a going concern, we believe it is probable that our alternative measures contemplated alleviate the substantial doubt about our ability to continue as a going concern.

In response to the conditions, we have implemented several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together would reduce our annual cash spending. The following actions were completed through the issuance date of this Quarterly Report:

•sold non-core businesses for $197.1 million in net proceeds (described in Note 3 and Note 21 to the Condensed Consolidated Financial Statements);
•sold 10.2 million common shares for net proceeds of $15.0 million pursuant to our At-The-Market offering (described in Note 14 to the Condensed Consolidated Financial Statements);
•completed privately negotiated exchanges with two institutional investors of noteholders that resulted in $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes due 2026 and $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes due 2026 being exchanged for $100.7 million aggregate principal amount of newly-issued 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);
•commenced a cash tender offer for the Company's remaining 6.5% Senior Notes due 2026 and 8.125% Senior Notes due 2026 (described in Note 13 to the Condensed Consolidated Financial Statements);
•signed the Ninth Amendment to the Credit Agreement to extend the maturity date of the Credit Facility to November 30, 2026 (described in Note 21 to the Condensed Consolidated Financial Statements); and
•are actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of June 30, 2025, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Reports.

Cash and Cash Flows

At June 30, 2025, our cash and cash equivalents, and restricted cash totaled $110.8 million, and we had total debt of $471.3 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $13.1 million of our total cash and cash equivalents and restricted cash as of June 30, 2025. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. In addition, we had $72.3 million of restricted cash as of June 30, 2025 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $33.8 million in the six months ended June 30, 2025, which is primarily attributable to the year-to-date net loss of $80.5 million, partially offset by non-cash expenses arising from loss on sale of business of $35.8 million and impairment of long-lived assets of $9.9 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as accounts receivable trade, net of $(2.6) million, contracts in progress of $9.8 million, and advanced billings on contracts of $(1.1) million which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period. Operating cash flow decreases from pension liabilities, accrued postretirement benefits and employee benefits of $(6.9) million is a result of contributions made to the plan. Operating cash flow increases from accounts payable of $(0.9) million and accrued and other current liabilities of $8.1 million is the result of timing of payments to vendors.

Cash flows used in operating activities was $26.7 million in the six months ended June 30, 2024, which was attributable to the year-to-date net income of $8.6 million offset primarily by the BWRS non-cash gain of $40.2 million. Non-cash expenses including the loss on the debt extinguishment of $6.1 million, depreciation and amortization of long-lived assets of $9.5 million, deferred taxes of $2.5 million and operating lease expenses of $3.7 million were primarily offset by movements in certain operating assets and liabilities such as accounts receivable - trade, net of $(3.9) million, contracts in progress of

$(17.4) million, advanced billings on contracts of $(15.0) million, and accrued and other current liabilities of $(12.0) million due to the same factors described above for 2025.

Cash flows provided by investing activities was $10.6 million in the six months ended June 30, 2025, primarily due to proceeds from the sale of our Vølund business $20.1 million, offset by purchases of fixed assets relating to BrightLoop™ projects. Cash flows provided by investing activities were $76.0 million in the six months ended June 30, 2024, primarily related to the $83.5 million proceeds from the sale of BWRS, offset by purchases of fixed assets relating to BrightLoop™ projects.

Cash flows provided by financing activities was $2.6 million in the six months ended June 30, 2025, primarily related to the net borrowings on the Axos Credit Agreement $6.9 million, partially offset by debt issuance related to the debt refinancing as described in Note 13 to the Condensed Consolidated Financial Statements of $5.1 million, preferred stock dividend payment of $3.7 million and proceeds pursuant to our At-The-Market offering in the quarter as described in Note 14 to the Condensed Consolidated Financial Statements. Cash flows provided by financing activities was $81.6 million in the six months ended June 30, 2024 and was primarily related to the net borrowings on the Axos Credit Agreement of $95.8 million, partially offset by preferred stock dividend payments of $7.4 million and debt issuance costs related to the Axos Credit Agreement of $5.1 million.

Debt and Credit Facilities

As described in Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report, we entered into a Credit Agreement in January 2024. B. Riley, a related party, has provided a guaranty of payment with regard to our obligations under the Credit Agreement, which is no longer in place as Axos has suspended the current need for the guarantee. This agreement substantially replaced the Reimbursement Agreement, Revolving Credit Agreement and Letter of Credit Agreement. We completed the transition of letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement in August 2024. Information related to our Debt and Credit Facilities is described in Note 13 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Taxes

On July 4, 2025, the One Big Beautiful Bill (the "OBBB") Act was enacted in the United States. This legislation increases federal support for oil and gas production while reducing support for renewable energy and infrastructure development. Notably, the OBBBA accelerates the phaseout of certain clean energy tax credits established under the Inflation Reduction Act (the “IRA”), including the clean electricity production and investment credits for solar and wind projects. These credits will no longer apply to projects that begin construction more than 12 months after the enactment date, or that are placed in service after December 31, 2027. Certain provisions of the OBBBA remain subject to further regulatory interpretation and implementation that are expected to be finalized during the remainder of 2025. The OBBBA, along with other evolving trade and immigration policies, may have both positive and negative effects on our business. Potential impacts include, but are not limited to, shifts in the timing and scope of customer projects, fluctuations in demand for our services, and changes in capital and labor costs, including availability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our policies during the six months ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2025 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2025 and 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of June 30, 2025, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:
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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 as there have been no material changes and no new litigation to disclose as of June 30, 2025.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the additional risk factor set forth before, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

There can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all.

In January 2024, we entered into a Credit Agreement, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report for fiscal year 2024 filed with the SEC on March 31, 2024. The Seventh Amendment provides that the maturity date of the Credit Agreement remains January 18, 2027, provided that (i) by November 28, 2025, the 8.125% Senior Notes have not been repaid, defeased, or otherwise satisfied in full or refinanced and (ii) by September 30, 2026, the 6.50% Senior Notes have not been repaid, defeased, or otherwise satisfied in full or refinanced, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then September 30, 2026.

In May 2025, we completed privately negotiated exchange transactions related to our 6.50% Senior Notes and 8.125% Senior Notes (together, the "2026 Notes") in which we issued 8.75% Senior Notes as consideration of the cancellation of some of our 2026 Notes. In June 2025, we commenced a cash tender offer for the remaining 2026 Notes that we have outstanding.

Although we have amended the terms of and refinanced our debt in the past, there can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all. If we are unable to do so on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations, we may breach our obligations under such debt and it may be necessary for us to reorganize, including through bankruptcy proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. During the quarter ended June 30, 2025, we did not have any repurchases of shares related to employee restricted stock plans. Also, we do not have a general share repurchase program at this time.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

On August 5, 2025, Chris Riker announced that he is stepping down as Executive Vice President and Chief Operating Officer of the Company, effective August 31, 2025.

On August 6, 2025, the Compensation Committee (the “Committee”) of the Company’s Board of Directors, after review of total compensation benchmark data provided by third party compensation consultant Willis Towers Watson, approved certain bonus opportunities based on the Company’s sale of Diamond Power International, LLC (which closed on July 31, 2025) and certain other performance factors. To the extent an executive is eligible for such a bonus and except as the Committee may otherwise provide, the executive will earn the bonus only if the executive remains employed with the Company or one of its subsidiaries through March 31, 2028; provided that the Company may pay half of such bonus opportunities in August 2025 and half of such bonus opportunities in 2026 (subject to clawback, unless otherwise provided by the Committee, if the executive ceases to be employed with the Company or one of its subsidiaries prior to March 31, 2028). The total bonus opportunity for each of the Company’s executive officers who received such a bonus opportunity is as follows: Kenneth M.

Young, Chief Executive Officer- $2,750,000; Cameron Frymyer, Executive Vice President and Chief Financial Officer - $1,500,000; Jimmy B. Morgan, Executive Vice President and Chief Commercial Officer - $500,000; and John J. Dziewisz, Executive Vice President, General Counsel & Corporate Secretary - $500,000.

On August 8, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Ninth Amendment to the Credit Agreement. Capitalized terms have the meaning as defined in the Ninth Amendment. Pursuant to the Ninth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) allow an add-back of up to $17 million for Waste to Energy Project losses currently reported in Discontinued Operations to the Adjusted EBITDA calculation used in the debt covenant ratios, (ii) allow an add-back of up to $40 million for the Capital Expenditures calculation used in the debt covenant ratios, (iii) defer the increase of the minimum Fixed Charge Coverage ratio debt covenant to 1.05 until after December 31, 2026, and (iv) change the maturity date to November 30, 2026 from September 30, 2026.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5	Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on March 5, 2025 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

4.1	Indenture, dated as of May 19, 2025, by and among Babcock & Wilcox Enterprises, Inc., certain of its subsidiaries, as guarantors, and GLAS Trust Company LLC, as trustee and collateral agent (including form of 8.75% Senior Secured Second Lien Notes due 2030) (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

4.2	Form of 8.75% Senior Secured Second Lien Notes due 2030 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

10.1*	Purchase Agreement, dated April 29, 2025, by and between Babcock & Wilcox A/S and Kanadevia Inova Denmark A/S (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36876)).

10.2	Security and Pledge Agreement, dated as of May 19, 2025, by and among Babcock & Wilcox Enterprises, Inc., GLAS Trust Company LLC and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

10.3	Seventh Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated May 19, 2025, filed herewith (File No. 001-36876).

10.4	Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated June 18, 2025, filed herewith (File No. 001-36876).

10.5	Eighth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated July 3, 2025, filed herewith (File No. 001-36876).

10.6	Membership Interest, Share and Asset Purchase Agreement, dated June 4, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).*

10.7	First Amendment to Membership Interest, Share and Asset Purchase Agreement, dated July 31, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., Andritz AG, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).

10.8	Ninth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated August 8, 2025, filed herewith (File No. 001-36876).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

August 11, 2025	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)