Form 10-Q
period 2025-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2025-11-10
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes  ☐    No  ☒

The number of shares of the registrant's common stock outstanding at November 4, 2025 was 111,100,100.
2

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
AOCI	Accumulated Other Comprehensive Income (loss)
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
At-The-Market offering	The offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker, who is our chief executive officer
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January, 18, 2024 (as amended from time to time).
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Debt Facilities	Collectively, the Revolving Credit Agreement and Letter of Credit Agreement
Diamond Power	Diamond Power International, LLC
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
Over time	Refers to fixed long-term pricing in contract term revenue
PBGC	Pension Benefit Guaranty Corporation
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative expenses

Abbreviation or acronym	Term
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to: that our financial condition raises substantial doubt as to our ability to continue as a going concern and potential reactions thereto; our amendments and waivers to our Debt Facilities; our need for additional financing to continue as a going concern; our ability to improve our financial position or to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all; our ability to maintain adequate bonding and letter of credit capacity; risks associated with contractual pricing in our industry; our relationships with customers, subcontractors and other third parties; our ability to comply with our contractual obligations; disruptions at our manufacturing facilities or a third-party manufacturing facility that we have engaged; the actions or failures of our co-venturers; our ability to implement our growth strategy, including through strategic acquisitions, which we may not successfully consummate or integrate; our evaluation of strategic alternatives for certain businesses and non-core assets may not result in a successful transaction; the risks of unexpected adjustments and cancellations in our backlog; risks associated with our new and projected data center projects; professional liability, product liability, warranty and other claims; our ability to compete successfully against current and future competitors; our ability to develop and successfully market new products; the impacts of macroeconomic downturns, industry conditions and public health crises; the cyclical nature of the industries in which we operate; changes in the legislative and regulatory environment in which we operate; supply chain issues, including shortages of adequate components; failure to properly estimate customer demand; our ability to comply with the covenants in our debt agreements; our ability to to improve our financial position or to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all; our ability to maintain adequate bonding and letter of credit capacity; impairment of goodwill or other indefinite-lived intangible assets; credit risk; disruptions in, or failures of, our information systems; our ability to comply with privacy and information security laws; our ability to protect our intellectual property and use the intellectual property that we license from third parties; risks related to our international operations, including fluctuations in the value of foreign currencies, current and future changes to global tariffs, sanctions and export controls that could harm our profitability; volatility in the price of our common stock; B. Riley's significant influence over us; changes in tax rates or tax law; our ability to use net operating loss and certain tax credits; our ability to maintain effective internal control over financial reporting; our ability to attract and retain skilled personnel and senior management; labor problems, including negotiations with labor unions and possible work stoppages; risks associated with our retirement benefit plans; natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report and Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$149,011	$152,631	$448,871	$444,919
Costs and expenses:
Cost of operations	111,869	116,517	337,921	345,572
Selling, general and administrative expenses	29,782	33,335	92,807	98,485
Research and development costs	303	1,212	1,601	2,754
Impairment of long-lived assets	—	—	950	—
Loss on asset disposals, net	557	—	730	—
Total costs and expenses	142,511	151,064	434,009	446,811
Operating income (loss)	6,500	1,567	14,862	(1,892)
Other (expense) income:
Interest expense	(8,500)	(10,057)	(30,534)	(34,037)
Interest income	356	159	1,133	466
Gain (loss) on debt extinguishment	1,730	(665)	1,730	(6,789)
Benefit plans, net	(783)	67	(2,338)	203
Foreign exchange	(466)	1,230	396	2,235
Other expense, net	(151)	(720)	(776)	(1,111)
Total other expense, net	(7,814)	(9,986)	(30,389)	(39,033)
Loss before income tax expense	(1,314)	(8,419)	(15,527)	(40,925)
Income tax expense (benefit)	1,028	(508)	6,872	2,637
Loss from continuing operations	(2,342)	(7,911)	(22,399)	(43,562)
Income (loss) from discontinued operations, net of tax	37,434	2,579	(23,008)	46,804
Net income (loss) attributable to stockholders	35,092	(5,332)	(45,407)	3,242
Less: Dividend on Series A preferred stock	3,715	3,715	11,145	11,144
Net income (loss) attributable to stockholders of common stock	$31,377	$(9,047)	$(56,552)	$(7,902)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.06)	$(0.13)	$(0.34)	$(0.60)
Discontinued operations	0.36	0.03	(0.23)	0.51
Basic and diluted earnings (loss) per share	$0.30	$(0.10)	$(0.57)	$(0.09)

Shares used in the computation of earnings (loss) per share:
Basic and diluted	103,047	92,252	99,918	90,932

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$35,092	$(5,332)	$(45,407)	$3,242
Other comprehensive income (loss):
Currency translation adjustments	4,170	3,241	6,769	(2,150)
Recognition of currency translation adjustments to net income	13,981	—	66,627	1,201

Benefit obligations:
Pension and post retirement adjustments, net of tax	124	231	371	694

Other comprehensive income (loss)	18,275	3,472	73,767	(255)
Total comprehensive income (loss)	53,367	(1,860)	28,360	2,987
Comprehensive loss (income) attributable to non-controlling interest from discontinued operations	—	10	(23)	127
Comprehensive income (loss) attributable to stockholders	$53,367	$(1,850)	$28,337	$3,114
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$24,393	$23,400
Current restricted cash	165,527	94,167
Accounts receivable – trade, net of allowance for credit losses of $1.4 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively	101,662	94,509
Contracts in progress	70,757	79,392
Inventories, net	64,564	64,802
Other current assets	26,760	23,576
Current assets held for sale	26,070	172,668
Total current assets	479,733	552,514
Net property, plant and equipment and finance leases	66,618	60,921
Goodwill	52,595	51,411
Intangible assets, net	16,809	18,699
Right-of-use assets	17,892	16,902
Long-term restricted cash	10,340	10,042
Deferred tax assets	85	—
Other assets	13,812	16,498
Total assets	$657,884	$726,987

Accounts payable	$75,637	$92,068
Accrued employee benefits	5,928	3,830
Advance billings on contracts	79,439	57,814
Accrued warranty expense	2,609	2,748
Financing lease liabilities	1,831	1,644
Operating lease liabilities	3,375	3,204
Other accrued liabilities	29,333	28,729
Current senior notes	98,157	—
Current borrowings	70,300	125,137
Current liabilities held for sale	34,376	91,477
Total current liabilities	400,985	406,651
Senior notes, net of current portion	89,790	340,227
Senior Notes due 2030	144,646	—
Borrowings, net of current portion	13,476	8,556
Pension and other postretirement benefit liabilities	178,954	192,665
Finance lease liabilities, net of current portion	27,195	28,501
Operating lease liabilities, net of current portion	14,741	13,801
Deferred tax liability	10,547	9,800
Other noncurrent liabilities	9,757	9,958
Total liabilities	890,091	1,010,159

Stockholders' deficit:
Preferred stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares 7,669 at September 30, 2025 and December 31, 2024	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; outstanding shares of 111,100 and 95,138 at September 30, 2025 and December 31, 2024, respectively	5,375	5,208
Capital in excess of par value	1,593,388	1,558,828
Treasury stock at cost, 2,690 and 2,379 shares at September 30, 2025 and December 31, 2024, respectively	(115,886)	(115,500)
Accumulated deficit	(1,702,268)	(1,645,716)
Accumulated other comprehensive loss	(12,893)	(86,660)
Stockholders' deficit attributable to shareholders	(232,207)	(283,763)
Non-controlling interest from discontinued operations	—	591
Total stockholders' deficit	(232,207)	(283,172)
Total liabilities and stockholders' deficit	$657,884	$726,987

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Deficit
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation charges	—	—	—	—	760	—	—	—	—	760
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)
Net loss	—	$—	—	$—	$—	$—	$(58,492)	$—	$26	$(58,466)
Currency translation adjustments	—	—	—	—	—	—	—	54,842	19	54,861
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	123	—	123
Stock-based compensation charges	531	5	—	—	728	—	—	—	—	733
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	254	3	—	—	291	—	—	—	—	294
Balance at June 30, 2025	99,189	$5,248	7,669	$77	$1,565,762	$(115,500)	$(1,733,645)	$(31,168)	$540	$(308,686)
Net income	—	$—	—	$—	$—	$—	$35,092	$—	$16	$35,108
Currency translation adjustments	—	—	—	—	—	—	—	18,151	—	18,151
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation charges	439	12	—	—	741	(386)	—	—	—	367
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	11,472	115	—	—	26,885	—	—	—	—	27,000
Divestiture of non-controlling interest	—	—	—	—	—	—	—	—	(556)	(556)
Balance at September 30, 2025	111,100	$5,375	7,669	$77	$1,593,388	$(115,886)	$(1,702,268)	$(12,893)	$—	$(232,207)

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Deficit
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—	—	—	—	—	—	(16,833)	—	42	(16,791)
Currency translation adjustments	—	—	—	—	—	—	—	(3,125)	(109)	(3,234)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	31	1	—	—	1,390	—	—	—	—	1,391
Dividends to preferred stockholders	—	—	—	—	—	—	(3,714)	—	—	(3,714)
Balance at March 31, 2024	89,480	$5,149	7,669	$77	$1,547,671	$(115,164)	$(1,591,489)	$(69,255)	$544	$(222,467)
Net income	—	$—	—	$—	$—	$—	$25,315	$—	$49	$25,364
Currency translation adjustments	—	—	—	—	—	—	—	(1,065)	(8)	(1,073)
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	232	—	232
Stock-based compensation charges	126	1	—	—	1,273	(16)	—	—	—	1,258
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	2,404	24	—	—	2,033	—	—	—	—	2,057
Balance at June 30, 2024	92,010	$5,174	7,669	$77	$1,550,977	$(115,180)	$(1,569,889)	$(70,088)	$585	$(198,344)
Net loss	—	$—	—	$—	$—	$—	$(5,332)	$—	$1	$(5,331)
Currency translation adjustments	—	—	—	—	—	—	—	3,241	(10)	3,231
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	231	—	231
Stock-based compensation charges	372	6	—	—	1,062	(258)	—	—	—	810
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Balance at September 30, 2024	92,382	$5,180	7,669	$77	$1,552,039	$(115,438)	$(1,578,936)	$(66,616)	$576	$(203,118)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating Activities:
Net loss from continuing operations	$(22,399)	$(43,562)
Net (loss) income from discontinued operations	(23,008)	46,804
Net (loss) income	$(45,407)	$3,242

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of long-lived assets	7,754	13,736
Impairment of long-lived assets	9,917	5,838
Amortization of deferred financing costs and debt discount	1,460	3,721
Amortization of guaranty fee	108	2,133
Non-cash operating lease expense	5,163	5,223
(Gain) loss on debt extinguishment	(1,730)	6,789
Gain on sale of business	(17,319)	(40,124)
Loss on asset disposals, net	882	421
Benefit from deferred income taxes	(481)	(6,544)
Prior service cost amortization for pension and postretirement plans	371	693
Stock-based compensation	2,245	3,781
Foreign exchange	(5,726)	(1,429)
Unrealized loss on securities	2,151	43
Bad debt expense	45	(1,024)
Changes in operating assets and liabilities:
Accounts receivable - trade, net	(6,284)	(14,188)
Contracts in progress	11,922	(30,398)
Other current and noncurrent assets	(8,191)	(12,015)
Advance billings on contracts	16,600	(20,703)
Inventories, net	(6,131)	(3,434)
Income taxes	(98)	2,665
Accounts payable	(33,231)	5,127
Accrued and other current liabilities	12,768	(5,819)
Accrued contract loss	(4,504)	(5,957)
Pension liabilities, accrued postretirement benefits and employee benefits	(6,765)	(7,623)
Other, net	(1,419)	(369)
Net cash used in operating activities	(65,900)	(96,215)
Investing Activities:
Purchase of property, plant and equipment	(12,594)	(10,127)
Purchases of securities	(5,592)	(4,537)
Sales and maturities of securities	3,155	5,013
Proceeds from sale of business and assets, net	187,450	87,613
Net cash provided by investing activities	172,419	77,962

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Financing Activities:
Borrowings on loan payable	75,418	184,806
Repayments on loan payable	(126,825)	(91,116)
Issuance of Senior Notes due 2030	5,400	—
Buyback of Senior Notes due 2026	(6,282)	—
Finance lease payments	(1,242)	(1,016)
Payment of holdback funds from acquisition	—	(2,950)
Payment of preferred stock dividends	(11,145)	(14,859)
Shares of common stock returned to treasury stock	(386)	(274)
Issuance of common stock, net	32,481	2,033
Payment of non-controlling interest dividends	(118)	—
Debt issuance costs	(4,418)	(5,599)
Other, net	(259)	(184)
Net cash (used in) provided by financing activities	(37,376)	70,841

Effects of exchange rate changes on cash	878	3,962
Net increase in cash, cash equivalents and restricted cash	70,021	56,550
Cash, cash equivalents and restricted cash at beginning of period	131,064	71,369
Cash, cash equivalents and restricted cash at end of period	$201,085	$127,919

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,218	$30,629
Current restricted cash	165,527	63,362
Long-term restricted cash	10,340	33,928
Total cash, cash equivalents and restricted cash at end of period (1)	$201,085	$127,919

Supplemental cash flow information:
Income taxes paid, net	$8,135	$5,173
Interest paid	24,803	27,796
(1) Includes cash held at discontinued operations of $0.8 million and $10.0 million at September 30, 2025 and 2024, respectively.
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2025.

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

In response to the conditions, we have implemented several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together would reduce our annual cash spending. The following actions were completed through the issuance date of this Quarterly Report:

•sold non-core businesses for $187.5 million in net proceeds in 2025 (described in Note 3 to the Condensed Consolidated Financial Statements);
•sold 15.0 million and 5.0 million common shares for net proceeds of $32.5 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively, pursuant to our At-The-Market offering (described in Note 14 to the Condensed Consolidated Financial Statements);
•completed privately negotiated exchanges with two institutional investors of noteholders that resulted in $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes and $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes being exchanged for $100.7 million aggregate principal amount of newly-issued 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);

•completed a cash tender offer for $8.3 million of our 8.125% Senior Notes and 6.5% Senior Notes for a gain of $1.7 million (described in Note 13 to the Condensed Consolidated Financial Statements);
•exchanged $5.0 million of our 8.125% Senior Notes and $10.0 million of our 6.50% Senior Notes for $15.0 million of our 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);
•completed the redemption of $70.0 million of 8.125% Senior Notes (described in Note 21 to the Condensed Consolidated Financial Statements);
•repaid the outstanding balance on the revolving credit portion of the Credit Facility, leaving $81.1 million of borrowing power under the facility (described in Note 13 to the Condensed Consolidated Financial Statements);
•signed the Ninth Amendment to the Credit Agreement to extend the maturity date of the Credit Facility to November 30, 2026 (described in Note 13 to the Condensed Consolidated Financial Statements); and
•are actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of September 30, 2025, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Report.

Operations

Our operations are assessed based on three reportable segments. For segment details and financial information, see Note 5 to the Condensed Consolidated Financial Statements.

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on preferred stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net loss from continuing operations	$(2,342)	$(7,911)	$(22,399)	$(43,562)
Less: Dividend on Series A preferred stock	3,715	3,715	11,145	11,144
Loss from continuing operations attributable to stockholders of common stock	(6,057)	(11,626)	(33,544)	(54,706)
Income (loss) from discontinued operations, net of tax	37,434	2,579	(23,008)	46,804
Net income (loss) attributable to stockholders of common stock	$31,377	$(9,047)	$(56,552)	$(7,902)

Weighted average shares used to calculate basic and diluted earnings (loss) per share	103,047	92,252	99,918	90,932

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$(0.13)	$(0.34)	$(0.60)
Discontinued operations	0.36	0.03	(0.23)	0.51
Basic and diluted earnings (loss) per common share	$0.30	$(0.10)	$(0.57)	$(0.09)

In accordance with GAAP, dilution is assessed on the basis of continuing operations. We incurred a net loss from continuing operations in the three and nine months ended September 30, 2025 and 2024, therefore the basic and diluted shares are the same for those periods.

If we had net income from continuing operations attributable to stockholders of common stock in the three months ended September 30, 2025 and 2024, diluted shares would have included an additional 0.9 million and 0.4 million shares, respectively. If we had net income from continuing operations attributable to stockholders of common stock in the nine months ended September 30, 2025 and 2024, diluted shares would have included an additional 0.6 million and 0.1 million shares, respectively.

We excluded 0.7 million and 1.8 million shares related to stock options from the diluted share calculation for the three months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. We excluded 2.1 million and 2.2 million shares related to stock options from the diluted share calculation from the nine months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive.

NOTE 3 – DIVESTITURES

2025 Divestitures

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

The Purchase Agreement provides for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also includes representations and warranties regarding the Sale, as well as certain indemnities with respect thereto. The Purchase Agreement also includes an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years. Additionally, we entered into an agreement to provide transition services to the Diamond Power business for a period of 12 months, or until earlier agreed upon with respect to certain services. The proceeds are being used to support working capital needs and reduce outstanding debt. We recorded a gain of $53.2 million on the sale.

2024 Divestitures

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $87.6 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs. During the nine months ended September 30, 2025, we recorded a gain of $1.0 million as part of the final settlement.

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

NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During 2024, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of September 30, 2025, we have divested our BWRS, SPIG, GMAB, Vølund and Diamond Power businesses as part of this plan. BWRS and Vølund were part of our B&W Renewable segment and SPIG and GMAB were part of our B&W Environmental segment. Diamond Power is captured in all three of our segments.

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

Results of operations and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statement have been adjusted on a retrospective basis. Our sales are described further in Note 3 to the Condensed Consolidated Financial Statements.

We committed to a plan to sell our B&W Solar business (formerly part of our B&W Renewable segment) and classified the assets and liabilities of this business as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. We continue to meet the criteria to account for the B&W Solar business as held for sale and discontinued operations as of September 30, 2025.

The following tables summarize the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2025
(in thousands)	Solar	Vølund	Diamond Power	Total
Revenues	$2,116	$2,764	$8,085	$12,965

Cost of operations	2,783	4,206	5,596	12,585
Selling general and administrative expenses	4,202	1,387	7,653	13,242
Research and development costs	—	20	(39)	(19)
Impairment of long-lived assets	14	—	—	14
Total costs and expenses	6,999	5,613	13,210	25,822
Operating loss	(4,883)	(2,849)	(5,125)	(12,857)
Other (expense) income	(106)	178	58	130
Loss from discontinued operations before tax	(4,989)	(2,671)	(5,067)	(12,727)
Expense from income taxes	—	12	2,977	2,989
Gain on divestiture	—	—	53,166	53,166
(Loss) income from discontinued operations, net of tax	(4,989)	(2,683)	45,122	37,450
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	16	16
(Loss) income attributable to stockholders from discontinued operations	$(4,989)	$(2,683)	$45,106	$37,434

	Nine Months Ended September 30, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	Total
Revenues	$12,149	$—	$4,815	$63,053	$80,017

Cost of operations	24,050	—	16,811	40,595	81,456
Selling general and administrative expenses	7,360	—	6,163	15,198	28,721
Research and development costs	—	—	488	367	855
Impairment of long-lived assets	7,846	—	1,121	—	8,967
Loss on asset disposals, net	16	—	136	—	152
Total costs and expenses	39,272	—	24,719	56,160	120,151
Operating (loss) income	(27,123)	—	(19,904)	6,893	(40,134)
Other (expense) income	(533)	—	2,901	1,067	3,435
(Loss) income from discontinued operations before tax	(27,656)	—	(17,003)	7,960	(36,699)
Expense from income taxes	—	—	120	3,448	3,568
Gain (loss) on divestiture	—	1,014	(36,861)	53,166	17,319
(Loss) income from discontinued operations, net of tax	(27,656)	1,014	(53,984)	57,678	(22,948)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	60	60
(Loss) income attributable to stockholders from discontinued operations	$(27,656)	$1,014	$(53,984)	$57,618	$(23,008)

	Three Months Ended September 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Revenues	$27,134	$—	$17,861	$3,800	$10,426	$25,141	$84,362

Cost of operations	25,687	—	13,693	3,094	12,564	15,436	70,474
Selling general and administrative expenses	(4,280)	—	2,638	290	2,444	3,640	4,732
Research and development costs	—	—	98	19	—	94	211
Impairment of long-lived assets	—	—	5,838	—	—	—	5,838
Loss (gain) on asset disposals, net	—	—	—	—	374	(122)	252
Total costs and expenses	21,407	—	22,267	3,403	15,382	19,048	81,507
Operating income (loss)	5,727	—	(4,406)	397	(4,956)	6,093	2,855
Other income (expense)	9	6	(768)	291	592	316	446
Income (loss) from discontinued operations before tax	5,736	6	(5,174)	688	(4,364)	6,409	3,301
Expense (benefit) from income taxes	—	—	877	201	—	(407)	671
Loss on divestiture	—	(50)	—	—	—	—	(50)
Income (loss) from discontinued operations, net of tax	5,736	(44)	(6,051)	487	(4,364)	6,816	2,580
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	1	1
Income (loss) attributable to stockholders from discontinued operations	$5,736	$(44)	$(6,051)	$487	$(4,364)	$6,815	$2,579

	Nine Months Ended September 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Revenues	$60,985	$43,255	$54,717	$9,903	$26,696	$71,567	$267,123

Cost of operations	57,377	31,434	42,722	7,175	28,379	44,873	211,960
Selling general and administrative expenses	(1,762)	6,783	8,589	1,018	10,282	10,877	35,787
Research and development costs	—	—	247	54	220	407	928
Impairment of long-lived assets	—	—	5,838	—	—	—	5,838
Loss on asset disposals, net	—	—	47	—	374	4	425
Total costs and expenses	55,615	38,217	57,443	8,247	39,255	56,161	254,938
Operating income (loss)	5,370	5,038	(2,726)	1,656	(12,559)	15,406	12,185
Other (expense) income	(484)	177	(893)	20	(1,742)	896	(2,026)
Income (loss) from discontinued operations before tax	4,886	5,215	(3,619)	1,676	(14,301)	16,302	10,159
Expense from income taxes	—	196	1,465	405	686	635	3,387
Gain on divestiture	—	40,124	—	—	—	—	40,124
Income (loss) from discontinued operations, net of tax	4,886	45,143	(5,084)	1,271	(14,987)	15,667	46,896
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	92	92
Income (loss) attributable to stockholders from discontinued operations	$4,886	$45,143	$(5,084)	$1,271	$(14,987)	$15,575	$46,804

The following tables provide the major classes of assets and liabilities of the disposal groups included in assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheets:

	September 30, 2025
(in thousands)	Solar	Vølund	Total
Cash	$368	$457	$825
Accounts receivable – trade, net	1,669	2,757	4,426
Contracts in progress	3,485	6,377	9,862
Inventories, net	—	2,502	2,502
Other current assets	71	4,458	4,529
Total current assets	5,593	16,551	22,144

Net property, plant and equipment and finance leases	2,991	—	2,991
Deferred income taxes	—	432	432
Right-of-use assets	—	199	199
Other assets	—	304	304
Total assets held for sale (1)	$8,584	$17,486	$26,070

Accounts payable	$18,164	$4,143	$22,307
Accrued employee benefits	11	4	15
Advance billings on contracts	935	740	1,675
Accrued warranty expense	1,090	256	1,346
Operating lease liabilities	—	290	290
Other accrued liabilities	5,847	1,046	6,893
Current borrowings	510	—	510
Total current liabilities	26,557	6,479	33,036

Borrowings, net of current portion	345	—	345
Operating lease liabilities, net of current portion	—	990	990
Other noncurrent liabilities	5	—	5
Total liabilities held for sale (1)	$26,907	$7,469	$34,376

Reported as:
Current assets held for sale (1)	$8,584	$17,486	$26,070
Current liabilities held for sale (1)	26,907	7,469	34,376

(1) Diamond Power was sold in July 2025; therefore, no balances are left to disclose.

	December 31, 2024
(in thousands)	Solar	Vølund	Diamond Power	Total
Cash	$1,255	$2,200	$—	$3,455
Accounts receivable – trade, net	2,814	7,202	18,168	28,184
Contracts in progress	4,157	10,023	3,011	17,191
Inventories, net	—	2,365	44,087	46,452
Other current assets	90	371	1,519	1,980
Total current assets	8,316	22,161	66,785	97,262

Net property, plant and equipment and finance leases	3,246	124	8,672	12,042
Intangible assets, net	7,833	211	352	8,396
Goodwill	—	—	30,727	30,727
Deferred income taxes	—	—	40	40
Right-of-use assets	53	1,358	15,887	17,298
Other assets	9	243	6,651	6,903
Total assets held for sale (1)	$19,457	$24,097	$129,114	$172,668

Accounts payable	$30,365	$5,980	$8,958	$45,303
Accrued employee benefits	—	518	1,029	1,547
Advance billings on contracts	961	5,855	664	7,480
Accrued warranty expense	1,176	845	699	2,720
Operating lease liabilities	26	288	346	660
Other accrued liabilities	5,680	190	7,264	13,134
Current borrowings	511	—	—	511
Total current liabilities	38,719	13,676	18,960	71,355

Borrowings, net of current portion	874	—	—	874
Operating lease liabilities, net of current portion	29	1,075	16,514	17,618
Other noncurrent liabilities	23	—	1,607	1,630
Total liabilities held for sale (1)	$39,645	$14,751	$37,081	$91,477

Reported as:
Current assets held for sale (1)	$19,457	$24,097	$129,114	$172,668
Current liabilities held for sale (1)	39,645	14,751	37,081	91,477

(1) BWRS, SPIG and GMAB were sold in 2024; therefore, no balances are left to disclose.

The depreciation, amortization, capital expenditures, significant changes in operating assets and liabilities, and significant operating and investing noncash items of the discontinued operations are as follows:

	Nine Months Ended September 30, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	Total
Depreciation and amortization of long-lived assets	$14	$—	$—	$397	$411
Impairment of long-lived assets	7,846	—	1,121	—	8,967
Gain (loss) on divestiture	—	1,014	(36,861)	53,166	17,319

Changes in operating assets and liabilities:
Accounts receivable - trade, net	1,145	—	4,445	18,168	23,758
Contracts in progress	672	—	3,646	3,011	7,329
Accounts payable	(12,201)	—	(2,140)	(8,958)	(23,299)
Advance billings on contracts	(26)	—	(5,115)	(664)	(5,805)

Purchase of property, plant and equipment	(367)	—	(2)	(271)	(640)

	Nine Months Ended September 30, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	Total
Depreciation and amortization of long-lived assets	$—	$948	$2,699	$4	$396	$629	$4,676
Impairment of long-lived assets	—	—	5,838	—	—	—	5,838
Gain on divestiture	—	40,124	—	—	—	—	40,124

Changes in operating assets and liabilities:
Accounts receivable - trade, net	(2,059)	13,396	2,887	130	(6,681)	865	8,538
Contracts in progress	(6,021)	2,152	(1,659)	(1,936)	10,827	1,207	4,570
Accounts payable	4,903	(4,700)	(7,537)	(668)	(5,964)	(267)	(14,233)
Advance billings on contracts	(4,810)	(86)	5,482	(339)	(5,842)	(499)	(6,094)

Purchase of property, plant and equipment	(551)	(352)	(833)	(26)	—	(974)	(2,736)

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

An analysis of our operations by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues:
B&W Thermal segment
Parts	$55,660	$52,938	$155,225	$127,888
Projects	37,648	26,276	90,939	80,956
Construction	24,963	30,162	99,667	103,458
	118,271	109,376	345,831	312,302
B&W Renewable segment
Parts	4,876	3,275	16,031	13,888
Projects	4,520	2,938	16,277	14,402
Construction	5,797	3,313	16,111	11,776
	15,193	9,526	48,419	40,066
B&W Environmental segment
Parts	7,909	5,458	29,098	24,989
Projects	7,638	28,272	25,525	67,628
	15,547	33,730	54,623	92,617
Elimination of intersegment revenues	—	(1)	(2)	(66)
Total Revenue	$149,011	$152,631	$448,871	$444,919

The following tables provide information about our segments, as well as the "Corporate/Other Segment" category and include the reconciliation of Revenue to Adjusted EBITDA to Loss from continuing operations before income tax expense:

	Three Months Ended September 30, 2025
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$118,271	$15,193	$15,547	$149,011
Cost of operations	88,646	11,265	10,349	110,260
General & administrative expense (1)	7,302	1,991	1,106	10,399
Selling & marketing expense (1)	7,155	1,287	1,256	9,698
Segment Adjusted EBITDA	15,168	650	2,836	18,654
Corporate/eliminations (2)				(6,005)
Interest expense, net				(8,144)
Depreciation & amortization				(2,877)
Benefit plans, net				(783)
Loss on asset disposals, net				(557)
Settlement and related legal costs				(322)
Gain on debt extinguishment				1,730
Financial advisory services				(1,588)
Stock compensation				(746)
Foreign exchange				(466)
Other-net				(210)
Loss from continuing operations before income tax expense				$(1,314)

	Three Months Ended September 30, 2024
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$109,376	$9,526	$33,730	$152,632
Cost of operations	77,454	6,833	26,565	110,852
General & administrative expense (1)	12,292	2,098	4,355	18,745
Selling & marketing expense (1)	6,248	938	2,227	9,413
Segment Adjusted EBITDA	13,382	(343)	583	13,622
Corporate/eliminations (2)				(5,660)
Interest expense, net				(9,898)
Depreciation & amortization				(2,812)
Benefit plans, net				67
Settlement and related legal recoveries				61
Loss on debt extinguishment				(665)
Financial advisory services				(2,535)
Stock compensation				(938)
Restructuring activities				(134)
Foreign exchange				1,230
Other-net				(757)
Loss from continuing operations before income tax expense				$(8,419)

	Nine Months Ended September 30, 2025
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$345,831	$48,419	$54,623	$448,873
Cost of operations	256,773	35,876	38,790	331,439
General & administrative expense (1)	29,092	7,302	4,795	41,189
Selling & marketing expense (1)	19,732	3,879	4,138	27,749
Segment Adjusted EBITDA	40,234	1,362	6,900	48,496
Corporate/eliminations (2)				(14,634)
Interest expense, net				(29,401)
Depreciation & amortization				(7,329)
Impairment of long-lived assets				(950)
Benefit plans, net				(2,338)
Loss on asset disposals, net				(730)
Settlement and related legal costs				(858)
Financial advisory services				(6,755)
Gain on debt extinguishment				1,730
Stock compensation				(2,267)
Restructuring activities				(111)
Foreign exchange				396
Other-net				(776)
Loss from continuing operations before income tax expense				$(15,527)

	Nine Months Ended September 30, 2024
(in thousands)	B&W Thermal segment	B&W Renewable segment	B&W Environmental segment	Total
Revenue	$312,302	$40,066	$92,617	$444,985
Cost of operations	230,700	30,560	71,985	333,245
General & administrative expense (1)	30,773	6,367	10,940	48,080
Selling & marketing expense (1)	18,953	3,530	6,819	29,302
Segment Adjusted EBITDA	31,876	(391)	2,873	34,358
Corporate/eliminations (2)				(15,636)
Interest expense, net				(33,571)
Depreciation & amortization				(8,791)
Benefit plans, net				203
Settlement and related legal costs				(3,235)
Financial advisory services				(2,884)
Loss on debt extinguishment				(6,789)
Stock compensation				(3,637)
Restructuring activities				(1,144)
Foreign exchange				2,235
Other-net				(2,034)
Loss from continuing operations before income tax expense				$(40,925)
(1) General & administrative expense excludes corporate/eliminations of $6.9 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively, and $16.8 million and $17.5 million for the nine months ended September 30, 2025 and 2024, respectively. We had no selling & marketing expenses excluded from corporate/eliminations for the three and nine months ended September 30, 2025 and 2024.
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

Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 7% and 7% of revenue for the three months ended September 30, 2025 and 2024, and 6% and 8% of revenue for the nine months ended September 30, 2025 and 2024, respectively. Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for 93% and 93% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 94% and 92% of revenue for the nine months ended September 30, 2025 and 2024, respectively.

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

(in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Accounts receivable - trade, net	$101,662	$94,509	$7,153	8%
Contracts in progress	$70,757	$79,392	$(8,635)	(11)%
Advance billings on contracts	$79,439	$57,814	$21,625	37%
Accrued contract losses	$1	$217	$(216)	(100)%

(in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Accounts receivable - trade, net	$90,026	$80,474	$9,552	12%
Contracts in progress	$68,339	$47,454	$20,885	44%
Advance billings on contracts	$37,553	$60,280	$(22,727)	(38)%
Accrued contract losses	$42	$46	$(4)	(9)%

For the nine months ended September 30, 2025 and 2024, we recognized 93% and 96% of the revenue related to amounts that were included in advance billings on contracts as of December 31, 2024 and 2023, respectively.

Backlog

At September 30, 2025, we had $393.5 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 33%, 63% and 4% of the remaining performance obligations as revenue in 2025, 2026 and thereafter, respectively.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials and supplies	$60,369	$60,779
Work in progress	3,545	3,379
Finished goods	650	644
Total inventories, net	$64,564	$64,802

NOTE 8 – PROPERTY, PLANT, EQUIPMENT & FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2025	December 31, 2024
Land	$1,493	$1,493
Buildings	16,813	16,813
Machinery and equipment	99,523	95,535
Property under construction	21,253	13,164
	139,082	127,005
Less: accumulated depreciation	94,587	90,665
Net property, plant and equipment	44,495	36,340
Finance leases	33,918	34,920
Less: finance lease accumulated amortization	11,795	10,339
Net property, plant and equipment, and finance leases	$66,618	$60,921

NOTE 9 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

In July 2025, we allocated $30.8 million of goodwill to our Diamond Power business in connection with its sale, as discussed further in Note 4 to the Condensed Consolidated Financial Statements. We did not identify any impairment in the retained goodwill balances subsequent to the allocation of goodwill to the Diamond Power business.

The following summarizes the changes in the net carrying amount of goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)	B&W Thermal	B&W Renewable	B&W Environmental	Total
Balance at December 31, 2024	$44,929	$6,482	$—	$51,411
Currency translation adjustments	1,035	149	—	1,184
Balance at September 30, 2025	$45,964	$6,631	$—	$52,595

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	$26,065	$25,462
Unpatented technology	3,636	3,703
Patented technology	1,912	1,912
Trade name	1,815	1,792
All other	275	275
Gross value of definite-lived intangible assets	33,703	33,144
Customer relationships amortization	(13,644)	(11,717)
Unpatented technology amortization	(1,376)	(1,129)
Patented technology amortization	(1,371)	(1,158)
Trade name amortization	(1,286)	(1,224)
All other amortization	(275)	(275)
Accumulated amortization	(17,952)	(15,503)
Net definite-lived intangible assets	$15,751	$17,641
Indefinite-lived intangible assets
Trademarks and trade names	$1,058	$1,058
Total intangible assets, net	$16,809	$18,699

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	September 30, 2025
Balance at beginning of period	$18,699
Amortization expense	(2,217)
Currency translation adjustments	327
Balance at end of the period	$16,809

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statement of Operations.

Estimated future intangible asset amortization expense as of September 30, 2025 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2025	$709
Year ending December 31, 2026	2,833
Year ending December 31, 2027	2,833
Year ending December 31, 2028	2,579
Year ending December 31, 2029	2,579
Thereafter	4,218

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Balance at beginning of period	$2,748	$3,521
Additions	1,298	2,811
Expirations and other changes	(1,411)	(3,134)
Payments	(43)	(467)
Translation and other	17	17
Balance at end of period	$2,609	$2,748

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

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (benefit) included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024	2025	2024	2025	2024
Interest cost	$10,012	$10,593	$30,036	$31,780	$63	$70	$189	$210
Expected return on plan assets	(9,438)	(10,953)	(28,325)	(32,862)	—	—	—	—
Amortization of prior service cost	75	50	225	150	71	173	213	519
Benefit plans, net (1)	649	(310)	1,936	(932)	134	243	402	729
Service cost (2)	100	100	300	300	5	5	15	15
Net periodic benefit cost (benefit)	$749	$(210)	$2,236	$(632)	$139	$248	$417	$744
(1)    Benefit plans, net, which is presented separately in the Condensed Consolidated Statements of Operations, is not allocated to the segments.
(2)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations and is recorded at the B&W Thermal segment level.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three and nine months ended September 30, 2025 and 2024.

We made contributions to the pension and other postretirement benefit plans totaling $7.4 million and $15.1 million during the three and nine months ended September 30, 2025 as compared to $3.6 million and $7.5 million during the three and nine months ended September 30, 2024 respectively.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

On May 20, 2025, $84.0 million aggregate principal amount of our 8.125% Senior Notes and $47.8 million aggregate principal amount of our 6.50% Senior Notes (collectively, the "Exchanged Notes") were repurchased and cancelled in connection with the privately negotiated exchanged described below.

During the third quarter of 2025, we completed a cash tender offer for $8.3 million of our 8.125% Senior Notes and 6.50% Senior Notes. A gain of $1.7 million was recognized as part of this transaction and is included in Gain (loss) on debt extinguishment on the Condensed Consolidated Statement of Operations.

During the third quarter of 2025, $5.0 million of our 8.125% Senior Notes and $10.0 million of our 6.50% Senior Notes were exchanged for $15.0 million of our 8.75% Senior Notes.

The components of our Senior Notes due 2026 at September 30, 2025 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior Notes due 2026	$98,420	$90,940	$189,360
Unamortized deferred financing costs	(323)	(1,150)	(1,473)
Unamortized premium	60	—	60
Net debt balance	$98,157	$89,790	$187,947

The components of our senior notes at December 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125% (1)	6.50% (2)	Total
Senior Notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,659)	(2,757)	(4,416)
Unamortized premium	168	—	168
Net debt balance	$191,544	$148,683	$340,227
(1) The 8.125% Senior Notes mature in February 2026, and $98.2 million is included in current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025. $191.5 million is included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at December 31, 2024. As of September 30, 2025 the 8.125% Senior Notes bear an effective interest rate of 12.0%.
(2) The 6.50% Senior Notes mature in December 2026 and are included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024. As of September 30, 2025 the 6.50% Senior Notes bear an effective interest rate of 7.6%.

Senior Notes Due 2030

The components of our Senior Notes due 2030 at September 30, 2025 are as follows:

(in thousands)	8.75% (1)
Senior Notes due 2030	$121,073
Unamortized deferred financing costs	(5,324)
Unamortized gain	28,897
Net debt balance	$144,646
(1) The 8.75% Senior Notes mature in June 2030 and is included in noncurrent liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025. As of September 30, 2025 the 8.75% Senior Notes bear an effective interest rate of 4.9%.

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

As a result of the Company's financial situation as a going concern entity at the time of refinancing, and the fact the creditors have granted concessions, the Exchanges were accounted for as a troubled debt restructuring. Therefore, the gain from the difference between the face value of the original 8.125% Senior Notes and 6.50% Senior Notes and the face value of the 8.75% Senior Notes is recognized ratably over the new 5-year term through May 2030.

During the third quarter of 2025, we made $5.4 million of in-kind contributions of our Senior Secured Notes Due 2030 to settle Company obligations.

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

The Credit Agreement has a maturity date of January 18, 2027, provided that by November 30, 2026, the 6.50% Senior Notes have not been repaid, defeased, or otherwise satisfied in full or refinanced, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then November 30, 2026, as amended by the Ninth Amendment to the Credit Agreement (the "Ninth Amendment") described below.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement as due and payable immediately. At September 30, 2025, after giving consideration to the Amendments to the Credit Agreement (discussed below), we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

On May 20, 2025, in connection with the issuance of the Senior Secured Notes Due 2030, the Company, certain subsidiaries of the Company, as guarantors, the lenders party to the Credit Agreement and Axos Bank, as administrative agent entered into the Seventh Amendment to the Credit Agreement (the "Seventh Amendment"). The Seventh Amendment, among other things, permitted the issuance of the Senior Secured Second Notes due 2030 in connection with the exchange transactions described above, and amended the maturity date to of the Credit Agreement to January 18, 2027; provided that (i) if the Company’s 8.125% Senior Notes are not repaid, defeased, or otherwise satisfied in full or refinanced by November 28, 2025 or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then November 28, 2025, and (ii) if the Company’s 6.50% Senior Notes are not repaid, defeased, or otherwise satisfied in full or refinanced by September 30, 2026, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then September 30, 2026.

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

On August 8, 2025, the Company with certain subsidiaries of the Company as guarantors, the lenders party to the Credit Agreement and Axos, as administrative agent, entered into the Ninth Amendment. Capitalized terms have the meaning as defined in the Ninth Amendment. Pursuant to the Ninth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) allow an add-back of up to $17 million for Waste to Energy Project losses currently reported in Discontinued Operations to the Adjusted EBITDA calculation used in the debt covenant ratios, (ii) allow an add-back of up to $40 million for the Capital Expenditures calculation used in the debt covenant ratios, (iii) defer the increase of the minimum Fixed Charge Coverage ratio debt covenant to 1.05 until after December 31, 2026, and (iv) change the maturity date to November 30, 2026 from September 30, 2026.

At September 30, 2025, we had a total of $68.9 million outstanding on the Credit Agreement, which includes $0.0 million drawn on the revolving credit portion of the facility and $68.9 million drawn on the letter of credit portion. At September 30, 2025, cash collateralizing the letters of credit totaling $68.9 million is classified as Current restricted cash included in the Condensed Consolidated Balance Sheets.

Revolving and Letter of Credit Agreements

In June 2021, we entered into the Revolving Credit Agreement with PNC as administrative agent, and the Letter of Credit Agreement, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well as a reimbursement, guaranty and security agreement with MSD, as administrative agent, and the cash collateral providers from time to time party thereto, along with certain of our subsidiaries as guarantors, pursuant to which we are obligated to reimburse MSD and any other cash collateral provider to the extent the cash collateral provided by MSD and any other cash collateral provider securing the Letter of Credit Agreement was drawn to satisfy draws on letters of credit (the "Reimbursement Agreement") and the Debt Facilities. Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by our Credit Agreement with Axos that began in January 2024. The Revolving Credit Agreement with PNC was terminated in connection with our entry into the Credit Agreement, and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated at that time. We recognized a loss on debt extinguishment of $0.7 million and $6.8 million in the three and nine months ended September 30, 2024 related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under the domestic facilities is as follows:

	September 30,
	2025	2024
Letters of credit under domestic facilities:
Performance letters of credit	$21,258	$15,695
Financial letters of credit	15,365	22,550
Total outstanding	$36,623	$38,245

Backstopped letters of credit	$1,200	$750
Surety backstopped letters of credit	12,017	8,742
Letters of credit subject to currency revaluation	4,395	4,400

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	September 30,
	2025	2024
Letters of credit under non-domestic facilities	$623	$594
Surety Bonds	127,680	174,296

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Loans Payable

As of September 30, 2025, we had loans payable of approximately $9.9 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions. As of December 31, 2024, we had loans payable of approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

During the nine months ended September 30, 2025, we received a payment of $5.0 million from the State of West Virginia relating to our BrightLoop™ project which is considered a forgivable loan. The loan will be forgiven in full when certain employment and capital expenditure milestones are met during the course of project.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Components associated with borrowings from:
Senior Notes due 2026	$3,893	$6,407	$15,414	$19,098
Senior Notes due 2030	2,426	—	3,464	—
Revolving Credit Agreement	469	678	2,734	3,639
	6,788	7,085	21,612	22,737
Components associated with amortization or accretion of:
Revolving Credit Agreement	901	1,326	3,987	3,951
Senior Notes due 2026	396	653	1,540	1,947
Senior Notes due 2030	(1,247)	—	(1,824)	—
	50	1,979	3,703	5,898

Components associated with interest from:
Lease liabilities	603	580	1,839	1,683
Letter of Credit interest and fees	1,309	386	3,201	3,195
Other interest expense	391	27	820	524
Capitalized interest	(641)	—	(641)	—
	1,662	993	5,219	5,402

Total interest expense	$8,500	$10,057	$30,534	$34,037

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the nine months ended September 30, 2025, our Board of Directors approved dividends totaling $11.1 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at September 30, 2025, and all declared dividends have been paid as of September 30, 2025.

Common Stock

On April 10, 2024, we entered into the Sales Agreement with the Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agents. As of September 30, 2025 and 2024, 15.0 million and 2.4 million shares, respectively, have been sold pursuant to the Sales Agreement, for net proceeds of $32.5 million and $2.0 million, respectively.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reported within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2025	December 31, 2024
Held by foreign entities	$12,669	$20,790
Held by U.S. entities	12,549	6,065
Cash and cash equivalents	25,218	26,855

Reinsurance reserve requirements	1,252	2,024
Project indemnity collateral	12,407	12,878
Letters of credit collateral (1)	68,868	89,265
Funds held for Senior notes redemption	83,000	—
Escrow for long-term project	10,340	42
Current and Long-term restricted cash and cash equivalents	175,867	104,209
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (2)	$201,085	$131,064
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current restricted cash in the Condensed Consolidated Balance Sheets.
(2) Includes cash held at discontinued operations of $0.8 million and $3.5 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 16 – INCOME TAXES

In the three months ended September 30, 2025, income tax expense from continuing operations was $1.0 million, resulting in an effective tax rate of (78.2)%. In the three months ended September 30, 2024, income tax benefit from continuing operations was $(0.5) million, resulting in an effective tax rate of 6.0%.

In the nine months ended September 30, 2025, income tax expense from continuing operations was $6.9 million, resulting in an effective tax rate of (44.3)%. In the nine months ended September 30, 2024, income tax expense from continuing operations was $2.6 million, resulting in an effective tax rate of (6.4)%.

Our effective tax rate for the three and nine months ended September 30, 2025 is not reflective of the U.S. statutory rate due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items.

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

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the nine months ended September 30, 2025 and 2024 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	$403	$—	$403
Reclassification of AOCI to net income	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	$(85,084)	$(1,049)	$(86,133)
Other comprehensive income before reclassifications	$2,196	$—	$2,196
Reclassification of AOCI to net income	52,646	123	52,769
Net other comprehensive income	54,842	123	54,965
Balance at June 30, 2025	$(30,242)	$(926)	$(31,168)
Other comprehensive income before reclassifications	$4,170	$—	$4,170
Reclassification of AOCI to net income	13,981	124	14,105
Net other comprehensive income	18,151	124	18,275
Balance at September 30, 2025	$(12,091)	$(802)	$(12,893)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive loss before reclassifications	$(3,125)	$—	$(3,125)
Reclassification of AOCI to net income	—	231	231
Net other comprehensive (loss) income	(3,125)	231	(2,894)
Balance at March 31, 2024	$(67,903)	$(1,352)	$(69,255)
Other comprehensive loss before reclassifications	$(2,266)	$—	$(2,266)
Reclassification of AOCI to net income	1,201	232	1,433
Net other comprehensive (loss) income	(1,065)	232	(833)
Balance at June 30, 2024	$(68,968)	$(1,120)	$(70,088)
Other comprehensive income before reclassifications	$3,241	$—	$3,241
Reclassification of AOCI to net income	—	231	231
Net other comprehensive income	3,241	231	3,472
Balance at September 30, 2024	$(65,727)	$(889)	$(66,616)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Release of currency translation adjustment with the sale of business	Loss from discontinued operations, net of tax	$(13,981)	$—	$(66,627)	$(1,201)
Pension and post retirement adjustments, net of tax	Benefit plans, net	(124)	(231)	(371)	(694)
	Net loss	$(14,105)	$(231)	$(66,998)	$(1,895)

NOTE 18 – FAIR VALUE MEASUREMENTS

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (known as "Level 1" in the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures).

Securities

(in thousands)	September 30, 2025	Level 1
Corporate notes and bonds	$5,124	$5,124
United States Government and agency securities	1,957	1,957
Total fair value of securities	$7,081	$7,081

(in thousands)	December 31, 2024	Level 1
Corporate notes and bonds	$5,196	$5,196
United States Government and agency securities	1,598	1,598
Total fair value of securities	$6,794	$6,794

Investments in securities are presented as $6.5 million in Other current assets and $0.6 million in Other assets as of September 30, 2025 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 5 years.

Senior Notes due 2026

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of our senior notes. The fair value of the senior notes is based on readily available quoted market prices (known as "Level 1") as of September 30, 2025.

	September 30, 2025
(in thousands)	Carrying Value	Estimated Fair Value
8.125% Senior Notes ("BWSN")	$98,420	$98,814
6.50% Senior Notes ("BWNB")	90,940	83,810

Senior Notes due 2030

The fair value of the senior notes is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as "Level 2") as of September 30, 2025.

	September 30, 2025
(in thousands)	Carrying Value	Estimated Fair Value
8.75% Senior Notes	$121,073	$122,840

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
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $66.7 million, which is $2.2 million less than its carrying amount at September 30, 2025.

NOTE 19 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 25.9% of our outstanding common stock as of September 30, 2025. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

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

We entered into an agreement with BRPI Executive Consulting, LLC, an affiliate of B. Riley, in November 2018 and amended the agreement in November 2020 and December 2023 to retain the services of Mr. Kenneth Young to serve as our Chief Executive Officer until December 31, 2028, unless terminated by either party with thirty days written notice. Under this agreement, payments are $0.75 million per annum, paid monthly. Subject to the achievement of certain performance objectives as determined by the Compensation Committee of our Board of Directors, a bonus or bonuses may also be earned and payable to BRPI Executive Consulting, LLC. In September 2024, we came to an agreement with BRPI Executive Consulting, LLC to terminate the agreement to retain the services of Mr. Kenneth Young effective immediately and concurrently entered into a direct arrangement with Mr. Kenneth Young. We paid zero and $0.4 million in the nine months ended September 30, 2025 and 2024, respectively, to BRPI Executive Consulting, LLC.

We entered into an Advisory Services Agreement with B. Riley on December 12, 2024 to provide financial advisory services to the Company relating to the Company's evaluation of debt financing alternatives. Under this agreement, payments are a cash fee equal to 1.75% of the total financing value, due and payable immediately upon the closing of each debt financing. During the nine months ended September 30, 2025, we paid a total of $2.3 million in connection with this agreement.

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

NOTE 20 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.

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

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of the standard, applied prospectively, but retrospective application is permitted, will only impact the income tax disclosures and is not expected to be material to the Condensed Consolidated Financial Statements.

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

NOTE 21 – SUBSEQUENT EVENTS

Redemption of Senior Notes

On October 1, 2025, we paid $70.0 million for the partial redemption of our 8.125% Senior Notes.

On November 4, 2025, we issued a notice of redemption (the “Redemption Notice”) for all $26.0 million aggregate principal amount outstanding of our 8.125% Senior Notes. Pursuant to the Redemption Notice, on December 5, 2025 (the “Redemption Date”), we will redeem all Notes at a redemption price equal to 100% of the principal amount of such Notes (the “Redemption Price”) together with any accrued and unpaid interest up to, but excluding, the Redemption Date. On the Redemption Date, the Redemption Price will become due and payable upon each Note to be redeemed and interest thereon will cease to accrue on and after the Redemption Date. Upon completion of the Redemption, no 8.125% Senior Notes will remain outstanding.

ASH Divestiture

On October 31, 2025, we completed a sale of the net assets comprising our ASH business to Andritz AG for $29.0 million, subject to customary fees and adjustments. In conjunction with the transaction, we and Andritz AG, through certain wholly-owned subsidiaries, have signed sales representative agreements under which we will continue to market ASH and Diamond Power products and services to customers in the utility power sectors.

Applied Digital

On November 4, 2025, we entered into a limited notice to proceed ("LNTP") with Applied Digital Corporation (“Applied Digital”) for a project valued at over $1.5 billion to deliver 1 gigawatt of power for an Applied Digital artificial intelligence factory. We and Applied Digital intend to enter into a definitive written agreement in relation to the project in the first quarter of 2026 (the "Definitive Agreement"). We plan to design and install the plant's four 300-megawatt natural gas-fired power plants consisting of boilers and associated steam turbines. The plant is targeted to begin operation in 2028.

In connection with the entry into the LNTP, we issued to Applied Digital, in a private placement, (i) 0.5 million shares of common stock, par value $0.01 per share for a purchase price of $2 million and (ii) a warrant (the “Initial Warrant”) exercisable to purchase 2.6 million shares of our common stock at an exercise price of $4.11, subject to registration rights. Upon the future execution of the Definitive Agreement and full authorization to proceed, we have agreed to issue an additional warrant to purchase up to 7.86 million shares of our common stock, on the same terms as the Initial Warrant.

2025 Common Stock Sales Agreement

On November 4, 2025, we entered into a sales agreement (the “2025 Sales Agreement”) with B. Riley and Lake Street Capital Markets, LLC Group LLC (collectively, the “2025 Agents”), in connection with the offer and sale from time to time by us of shares of our common stock, having an aggregate offering price of up to $200.0 million (the “Shares”) through the 2025 Agents.

The Shares may be offered and sold through the 2025 Agents over a period of time and from time to time by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. The 2025 Agents are not required to sell any specific aggregate principal amount of the Shares but will act as our sales agents using commercially reasonable efforts consistent with their normal trading and sales practices, on mutually agreed terms between the 2025 Agents and us. Under the 2025 Sales Agreement, the designated agent will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the Shares. The amount of net proceeds we will receive from this offering, if any, will depend upon the actual aggregate principal amount of the Shares sold, after deduction of the 2025 Agents’ commission and any transaction fees.

Through November 7, 2025, we raised $67.5 million through our at-the-market offering pursuant to the 2025 Sales Agreement.

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

Discontinued Operations

Diamond Power

On June 4, 2025 we entered into a Purchase Agreement to sell our Diamond Power business for a base purchase price of $177 million, subject to certain offsets and adjustments. We closed the sale of our Diamond Power business on July 31, 2025 and recorded a gain of $53.2 million. For more information on this sale, see Note 3 to the Condensed Consolidated Financial Statements.

The revenue and operating results presented for Diamond Power for the three and nine months ended September 30, 2025 represent the financial results for January through July 2025 operations.

Vølund

During the fourth quarter of 2024, we committed to a plan to sell our Vølund business, resulting in a significant change that would impact our business. The Purchase Agreements provide for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone). We sold our Vølund business on April 29, 2025, described further in Note 3 to the Condensed Consolidated Financial Statements. We recorded a net loss of $36.9 million which included a write off of CTA of $52.6 million. As we wind down certain contracts, we will incur additional expenses to settle the sale of the business.

The revenue and operating results for the three and nine months ended September 30, 2025 represent the financial results for January through April 2025 operations as well as the net loss on the sale primarily from the write off of CTA. As we wind down certain contracts, we will incur additional expenses to settle the sale of the business.

B&W Solar

We continue to meet all of the criteria for the assets and liabilities of this business, formerly part of our B&W Renewable segment, to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses.

For the three months ended September 30, 2025, revenue decreased to $2.1 million from $27.1 million in the three months ended September 30, 2024 as a result of significantly less work year over year as we completed remaining projects. Operating (loss) income for the three months ended September 30, 2025 decreased to $(4.9) million from $5.7 million in the three months ended September 30, 2024, due to lower revenue described above as well as additional costs needed to complete the remaining projects.

For the nine months ended September 30, 2025, revenue decreased to $12.1 million from $61.0 million in the nine months ended September 30, 2024 as a result of significantly less work year over year as we completed remaining projects. Operating (loss) income for the nine months ended September 30, 2025 decreased to $(27.1) million from $5.4 million in the nine months ended September 30, 2024, primarily as a result of lower revenue as well as additional costs needed to complete the remaining projects.

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following discussion is of our consolidated results of operations below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$149,011	$152,631	$(3,620)	$448,871	$444,919	$3,952
Costs and expenses:
Cost of operations	$111,869	$116,517	$(4,648)	$337,921	$345,572	$(7,651)
Selling, general and administrative expenses	$29,782	$33,335	$(3,553)	$92,807	$98,485	$(5,678)
Research and development costs	$303	$1,212	$(909)	$1,601	$2,754	$(1,153)
Impairment of long-lived assets	$—	$—	$—	$950	$—	$950
Loss on asset disposals, net	$557	$—	$557	$730	$—	$730
Operating income (loss)	$6,500	$1,567	$4,933	$14,862	$(1,892)	$16,754
Loss from continuing operations	$(2,342)	$(7,911)	$5,569	$(22,399)	$(43,562)	$21,163
Three Months Ended September 30, 2025 and 2024

Revenues decreased by $3.6 million to $149.0 million in the three months ended September 30, 2025 compared to $152.6 million in the three months ended September 30, 2024. The decrease is primarily driven by lower large project volume in B&W Environmental of $20.6 million, due to larger projects being completed last year and the timing of booking replacement projects starting later 2025, partially offset by higher parts volume of $7.1 million and higher volume related to natural gas conversion projects of $7.5 million. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from artificial intelligence, data centers and expanding economies.

Costs of operations decreased by $4.6 million to $111.9 million in the three months ended September 30, 2025 compared to $116.5 million in the three months ended September 30, 2024. The decrease is primarily driven by the lower revenue as described above as well as the product mix of lower project volume, higher parts volume which has higher gross margin that contributed to the improvement, and lower costs needed to complete certain projects.

SG&A expenses decreased by $3.6 million to $29.8 million in the three months ended September 30, 2025 compared to $33.3 million in the three months ended September 30, 2024. The decrease is primarily driven by the reduction in Corporate overhead costs.

Research and development costs decreased by $0.9 million to $0.3 million in the three months ended September 30, 2025 compared to $1.2 million in the three months ended September 30, 2024. The decrease is primarily driven by the increased commercialization of our BrightLoop™ technology.

Loss on asset disposals, net increased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to small disposals in 2025.

Operating income increased by $4.9 million to $6.5 million in the three months ended September 30, 2025 compared to $1.6 million in the three months ended September 30, 2024. The increase is a result of the reduced costs previously noted.

Loss from continuing operations decreased by $5.6 million to $2.3 million in the three months ended September 30, 2025 compared to a loss of $7.9 million in the three months ended September 30, 2024, primarily driven by the improvement in the operating income results noted above. We benefited from an interest expense reduction and a gain on debt extinguishment offset by an increase to tax expense.

Nine Months Ended September 30, 2025 and 2024

Revenues increased by $4.0 million to $448.9 million in the nine months ended September 30, 2025 compared to $444.9 million in the nine months ended September 30, 2024. The increase is primarily driven by larger parts volume of $33.6 million and higher volume related to natural gas conversion projects of $16.7 million, partially offset by lower large project volume in B&W Environmental in 2025 of $42.1 million.

Costs of operations decreased by $7.7 million to $337.9 million in the nine months ended September 30, 2025 compared to $345.6 million in the nine months ended September 30, 2024. The decrease is primarily driven by the mix of the business as parts sales grew more which have higher gross margin, larger project revenue decreased and lower costs were needed to finish larger projects.

SG&A expenses decreased by $5.7 million to $92.8 million in the nine months ended September 30, 2025 compared to $98.5 million in the nine months ended September 30, 2024. The decrease is primarily driven by the legal settlement of $6.5 million in 2024, offset by increased expenses in employee benefits in the current year.

Research and development costs decreased by $1.2 million to $1.6 million in the nine months ended September 30, 2025 compared to $2.8 million in the nine months ended September 30, 2024. The decrease is primarily driven by the increased commercialization of our BrightLoop™ technology.

Impairment of long-lived assets increased in the nine months ended September 30, 2025 compared to a nominal amount in the nine months ended September 30, 2024. The increase is driven by the reduction in our real estate footprint.

Loss on asset disposals increased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to small disposals in 2025.

Operating income increased by $16.8 million to $14.9 million in the nine months ended September 30, 2025 compared to an operating loss of $1.9 million in the nine months ended September 30, 2024, primarily due to the revenue increase as described above and an increase in gross profit due to the improvement in cost of operations in product mix.

Loss from continuing operations decreased by $21.2 million to $22.4 million compared to a loss of $43.6 million in the nine months ended September 30, 2024, primarily due to the revenue increase as described above and an increase in gross profit due to the improvement in cost of operations in product mix. We benefited from an interest expense reduction and a gain on debt extinguishment compared to a loss in 2024.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Components associated with borrowings from:
Senior Notes due 2026	$3,893	$6,407	$15,414	$19,098
Senior Notes due 2030	2,426	—	3,464	—
Revolving Credit Facility	469	678	2,734	3,639
	6,788	7,085	21,612	22,737
Components associated with amortization or accretion of:
Revolving Credit Agreement	901	1,326	3,987	3,951
Senior Notes due 2026	396	653	1,540	1,947
Senior Notes due 2030	(1,247)	—	(1,824)	—
	50	1,979	3,703	5,898

Components associated with interest from:
Lease liabilities	603	580	1,839	1,683
Letter of credit interest and fees	1,309	386	3,201	3,195
Other interest expense	391	27	820	524
Capitalized interest	(641)	—	(641)	—
	1,662	993	5,219	5,402

Total interest expense	$8,500	$10,057	$30,534	$34,037

Interest expense for the three and nine months ended September 30, 2025 is lower compared to the three and nine months ended September 30, 2024 due to the debt refinancing transactions that occurred in 2025 that results in lower base principal and will result in accretion of the gain over the life of the debt. See Note 13 in the Condensed Consolidated Financial Statements for further details.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2025	2024	$ Change	2025	2024	$ Change
Loss from continuing operations before income tax expense (benefit)	$(1,314)	$(8,419)	$7,105	$(15,527)	$(40,925)	$25,398
Income tax expense (benefit)	$1,028	$(508)	$1,536	$6,872	$2,637	$4,235
Effective tax rate	(78.2)%	6.0%		(44.3)%	(6.4)%

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

Our effective tax rate for the first nine months of 2025 is not reflective of the U.S. statutory rate primarily due to certain foreign entities having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in approximate millions)	2025	2024	2025	2024
B&W Thermal	$95.9	$88.5	$265.9	$268.9
B&W Renewable	10.5	19.2	50.7	66.7
B&W Environmental	23.4	12.3	50.6	49.4
Other/eliminations	—	—	(1.9)	(3.3)
Bookings	$129.8	$120.0	$365.3	$381.7

Backlog as of September 30, 2025 and 2024 was as follows:

	September 30,
(in approximate millions)	2025	2024
B&W Thermal	$333.7	$168.7
B&W Renewable	26.9	25.2
B&W Environmental	30.2	45.3
Other/eliminations	2.7	12.4
Backlog	$393.5	$251.6

Of the backlog at September 30, 2025, we expect to recognize revenues as follows:

(in approximate millions)	2025	2026	Thereafter	Total
B&W Thermal	$109.7	$212.0	$12.0	$333.7
B&W Renewable	8.1	17.8	1.0	26.9
B&W Environmental	9.0	19.9	1.3	30.2
Other/eliminations	2.7	—	—	2.7
Expected revenue from backlog	$129.5	$249.7	$14.3	$393.5

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

Adjusted EBITDA on a consolidated basis is defined as the sum of the Adjusted EBITDA for each of the segments, further adjusted for corporate allocations and research and development costs. At a segment level, the Adjusted EBITDA metrics presented in this report are consistent with the manner in which our CODM primarily reviews the results of operations and makes strategic decisions about the business. Our CODM reviews actuals to budgets and forecasts on a quarterly basis and when making decisions. Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting, and other costs that may not be directly controllable by segment management and are not allocated to the segment. We present consolidated Adjusted EBITDA because we believe it is useful to investors to help facilitate comparisons of the ongoing, operating performance before corporate overhead and other expenses not attributable to the operating performance of our revenue generating segments. Additionally, the Company redefined its definition of Adjusted EBITDA to eliminate the effects of certain items including interest on letters of credit included in Cost of operations and product development costs. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$35,092	$(5,332)	$(45,407)	$3,242
Income (loss) from discontinued operations, net of tax	37,434	2,579	(23,008)	46,804
Loss from continuing operations	(2,342)	(7,911)	(22,399)	(43,562)
Interest expense, net	8,144	9,898	29,401	33,571
Income tax expense	1,028	(508)	6,872	2,637
Depreciation & amortization	2,877	2,812	7,329	8,791
EBITDA	9,707	4,291	21,203	1,437

Impairment of long-lived assets	—	—	950	—
Benefit plans, net	783	(67)	2,338	(203)
Loss on asset disposals, net	557	—	730	—
Stock compensation	746	938	2,267	3,637
Restructuring activities	—	134	111	1,144
Settlements and related legal costs	322	(61)	858	3,235
(Gain) loss on debt extinguishment	(1,730)	665	(1,730)	6,789
Foreign exchange	466	(1,230)	(396)	(2,235)
Financial advisory services	1,588	2,535	6,755	2,884
Other - net	210	757	776	2,034
Adjusted EBITDA	$12,649	$7,962	$33,862	$18,722

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Adjusted EBITDA
B&W Thermal	$15,168	$13,382	$40,234	$31,876
B&W Renewable	650	(343)	1,362	(391)
B&W Environmental	2,836	583	6,900	2,873
Corporate	(6,005)	(5,660)	(14,634)	(15,636)
	$12,649	$7,962	$33,862	$18,722

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

Gain (loss) on debt extinguishment

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

Financial advisory services

Financial advisory services relate to business planning and other professional services.

RESULTS BY SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues:
B&W Thermal segment
Parts	$55,660	$52,938	$2,722	$155,225	$127,888	$27,337
Projects	37,648	26,276	11,372	90,939	80,956	9,983
Construction	24,963	30,162	(5,199)	99,667	103,458	(3,791)
	118,271	109,376	8,895	345,831	312,302	33,529
B&W Renewable segment
Parts	4,876	3,275	1,601	16,031	13,888	2,143
Projects	4,520	2,938	1,582	16,277	14,402	1,875
Construction	5,797	3,313	2,484	16,111	11,776	4,335
	15,193	9,526	5,667	48,419	40,066	8,353
B&W Environmental segment
Parts	7,909	5,458	2,451	29,098	24,989	4,109
Projects	7,638	28,272	(20,634)	25,525	67,628	(42,103)
	15,547	33,730	(18,183)	54,623	92,617	(37,994)
Eliminations of intersegment revenues	—	(1)	1	(2)	(66)	64
Total Revenue	$149,011	$152,631	$(3,620)	$448,871	$444,919	$3,952

B&W Thermal Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$118,271	$109,376	$8,895	$345,831	$312,302	$33,529
Adjusted EBITDA	$15,168	$13,382	$1,786	$40,234	$31,876	$8,358

Three Months Ended September 30, 2025 and 2024

Revenues in the B&W Thermal segment increased 8%, or $8.9 million, to $118.3 million in the three months ended September 30, 2025 from $109.4 million in the three months ended September 30, 2024. The increase is primarily due to higher volume of natural gas conversions of $7.5 million and higher parts volume of $2.7 million, partially offset by lower Construction volumes of $5.2 million.

Adjusted EBITDA in the B&W Thermal segment increased $1.8 million to $15.2 million in the three months ended September 30, 2025 from $13.4 million in the three months ended September 30, 2024. This is primarily driven by the increase in revenue as described above.

Nine Months Ended September 30, 2025 and 2024

Revenues in the B&W Thermal segment increased 11%, or $33.5 million, to $345.8 million in the nine months ended September 30, 2025 from $312.3 million nine months ended September 30, 2024, driven primarily by the increase in boiler related parts of $27.3 million due to higher volume of natural gas conversions of $16.7 million partially offset by lower Construction volume of $3.8 million.

Adjusted EBITDA in the B&W Thermal segment increased $8.4 million to $40.2 million in the nine months ended September 30, 2025 from $31.9 million in the nine months ended September 30, 2024. The increase in EBITDA is primarily driven by the increased revenue as described above.

B&W Renewable Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$15,193	$9,526	$5,667	$48,419	$40,066	$8,353
Adjusted EBITDA	$650	$(343)	$993	$1,362	$(391)	$1,753

Three Months Ended September 30, 2025 and 2024

Revenues in the B&W Renewable segment increased 59%, or $5.7 million, to $15.2 million in the three months ended September 30, 2025 from $9.5 million in the three months ended September 30, 2024. This is primarily attributable to the increase in our pulp and paper business of $4.7 million.

Adjusted EBITDA in the B&W Renewable segment increased $1.0 million, to $0.7 million in the three months ended September 30, 2025 from $(0.3) million the three months ended September 30, 2024 driven by the increase in revenue as described above.

Nine Months Ended September 30, 2025 and 2024

Revenues in the B&W Renewable segment increased 21%, or $8.4 million, to $48.4 million in the nine months ended September 30, 2025 from $40.1 million in the nine months ended September 30, 2024. This is primarily attributable to the increase in our pulp and paper business of $5.5 million.

Adjusted EBITDA in the B&W Renewable segment increased $1.8 million, to $1.4 million in the nine months ended September 30, 2025 from $(0.4) million in the nine months ended September 30, 2024. This is primarily attributable to the increase in revenue as described above.

B&W Environmental Segment Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenues	$15,547	$33,730	$(18,183)	$54,623	$92,617	$(37,994)
Adjusted EBITDA	$2,836	$583	$2,253	$6,900	$2,873	$4,027
Three Months Ended September 30, 2025 and 2024

Revenues in the B&W Environmental segment decreased 54%, or $18.2 million, to $15.5 million in the three months ended September 30, 2025 from $33.7 million in the three months ended September 30, 2024. This is primarily attributable to lower volume of projects in our flue gas treatment business of $13.7 million as projects that were completed in 2024 were not fully replaced in 2025 primarily due to timing of the replacement projects that have started later in 2025.

Adjusted EBITDA in the B&W Environmental segment increased $2.3 million, to $2.8 million in the three months ended September 30, 2025 from $0.6 million in the three months ended September 30, 2024. This is primarily due to lower SG&A as well as margin improvements on ASH projects of $2.6 million partially offset by the revenue decrease as described above.

Nine Months Ended September 30, 2025 and 2024

Revenues in the B&W Environmental segment decreased 41%, or $38.0 million, to $54.6 million in the nine months ended September 30, 2025 from $92.6 million in the nine months ended September 30, 2024. The decrease is primarily due to projects closing out in 2024 that were not fully replaced in 2025 as the replacement projects have started later in 2025.

Adjusted EBITDA in the B&W Environmental segment increased $4.0 million, to $6.9 million in the nine months ended September 30, 2025 from $2.9 million in the nine months ended September 30, 2024. The increase is primarily due to cost reductions offset partially by the lower revenue as described above.

Corporate Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Adjusted EBITDA	$(6,005)	$(5,660)	$(345)	$(14,634)	$(15,636)	$1,002
Three Months Ended September 30, 2025 and 2024

Adjusted EBITDA in Corporate decreased $0.3 million, to $(6.0) million in the three months ended September 30, 2025 from $(5.7) million in the three months ended September 30, 2024. This is related to an increase in employee benefits.

Nine Months Ended September 30, 2025 and 2024

Adjusted EBITDA in Corporate increased $1.0 million, to $(14.6) million in the nine months ended September 30, 2025 from $(15.6) million in the nine months ended September 30, 2024. This is primarily related to a decrease in audit and consulting fees.

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

In response to the conditions, we have implemented several strategies to obtain the required funding for future operations and are considering other alternative measures to improve cash flow, including suspension of the dividend on our Preferred Stock and delaying development of new products, which together would reduce our annual cash spending. The following actions were completed through the issuance date of this Quarterly Report:

•sold non-core businesses for $187.5 million in net proceeds in 2025 (described in Note 3 to the Condensed Consolidated Financial Statements);
•sold 15.0 million and 5.0 million common shares for net proceeds of $32.5 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively, pursuant to our At-The-Market offering (described in Note 14 to the Condensed Consolidated Financial Statements);
•completed privately negotiated exchanges with two institutional investors of noteholders that resulted in $84.0 million aggregate principal amount of the Company's 8.125% Senior Notes and $47.8 million aggregate principal amount of the Company's 6.50% Senior Notes being exchanged for $100.7 million aggregate principal amount of newly-issued 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);
•completed a cash tender offer for $8.3 million of our 8.125% Senior Notes and 6.5% Senior Notes for a gain of $1.7 million (described in Note 13 to the Condensed Consolidated Financial Statements);
•exchanged $5.0 million of our 8.125% Senior Notes and $10.0 million of our 6.50% Senior Notes for $15.0 million of our 8.75% Senior Notes (described in Note 13 to the Condensed Consolidated Financial Statements);
•completed the redemption of $70.0 million of 8.125% Senior Notes (described in Note 21 to the Condensed Consolidated Financial Statements);
•repaid the outstanding balance on the revolving credit portion of the Credit Facility, leaving $81.1 million of borrowing power under the facility (described in Note 13 to the Condensed Consolidated Financial Statements);
•signed the Ninth Amendment to the Credit Agreement to extend the maturity date of the Credit Facility to November 30, 2026 (described in Note 13 to the Condensed Consolidated Financial Statements); and
•are actively in discussions with certain parties to further divest non-core assets. We cannot provide any assurances that such transaction will close or that proceeds will not be more or less than we anticipate.

Based on our ability to raise funds through the actions noted above and our Cash and cash equivalents as of September 30, 2025, we have concluded it is probable that such actions would provide sufficient liquidity to fund operations for the next twelve months following the date of this Quarterly Reports.

Cash and Cash Flows

At September 30, 2025, our cash and cash equivalents, and restricted cash totaled $201.1 million, and we had total debt of $416.4 million as well as $191.7 million of gross preferred stock outstanding. Our foreign business locations held $12.7 million of our total cash and cash equivalents and restricted cash as of September 30, 2025. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. In addition, we had $68.9 million of restricted cash as of September 30, 2025 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $65.9 million in the nine months ended September 30, 2025, which is primarily attributable to the year-to-date net loss of $45.4 million and non-cash adjustments arising from gain on sale of business of $17.3 million, partially offset by the impairment of long-lived assets of $9.9 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as accounts receivable trade, net of $6.3 million, contracts in progress of $11.9 million, partially offset by advanced billings on contracts of $16.6 million which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period. Operating cash flow decreases from pension liabilities, accrued postretirement benefits and employee benefits of $6.8 million is a result of contributions made to the plan. Operating cash flow increases from accrued and other current liabilities of $12.8 million is the result of timing of payments to vendors offset by the decrease in accounts payable of $33.2 million.

Cash flows used in operating activities was $96.2 million in the nine months ended September 30, 2024, which was attributable to the year-to-date net income of $3.2 million offset primarily by the BWRS non-cash gain of $40.1 million. Non-cash expenses including the loss on the debt extinguishment of $6.8 million, depreciation and amortization of long-lived assets of $13.7 million, deferred taxes of $6.5 million and operating lease expenses of $5.2 million were primarily offset by movements in certain operating assets and liabilities such as accounts receivable - trade, net of $14.2 million, contracts in progress of $30.4 million, advanced billings on contracts of $20.7 million, and accrued and other current liabilities of $5.8 million due to the same factors described above for 2025.

Cash flows provided by investing activities was $172.4 million in the nine months ended September 30, 2025, primarily due to proceeds from the sale of our Vølund and Diamond Power businesses of $187.5 million, partially offset by purchases of fixed assets relating to BrightLoop™ projects. Cash flows provided by investing activities were $78.0 million in the nine months ended September 30, 2024, primarily related to the $87.6 million proceeds from the sale of BWRS, offset by purchases of fixed assets relating to BrightLoop™ projects.

Cash flows used in financing activities was $37.4 million in the nine months ended September 30, 2025, primarily related to the net repayments on the Axos Credit Agreement of $51.4 million and payments of preferred stock dividends of $11.1 million, partially offset by proceeds of $32.5 million pursuant to our At-The-Market offering as described in Note 14 to the Condensed Consolidated Financial Statements. Cash flows provided by financing activities was $70.8 million in the nine months ended September 30, 2024 and was primarily related to the net borrowings on the Axos Credit Agreement of $93.7 million, partially offset by preferred stock dividend payments of $14.9 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our policies during the nine months ended September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2025 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 and 2024 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of September 30, 2025, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:
•continuing to hire qualified accounting professionals;
•developing and providing additional training to the accounting and financial reporting team;
•developing an internal audit team;
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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2024 as there have been no material changes and no new litigation to disclose as of September 30, 2025.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the additional risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

There can be no assurance that our efforts to improve our financial position will be successful or that we will be able to obtain additional capital or refinance any of our debt in the future on commercially reasonable terms or at all.

In January 2024, we entered into a Credit Agreement, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report for fiscal year 2024 filed with the SEC on March 31, 2024, which has been amended from time to time. The Ninth Amendment provides that the maturity date of the Credit Agreement remains January 18, 2027, provided that by November 30, 2026, the 6.50% Senior Notes have not been repaid, defeased, or otherwise satisfied in full or refinanced, or the maturity date has not otherwise been extended to a date on or after July 18, 2027, then November 30, 2026.

In May 2025, we completed privately negotiated exchange transactions related to our 6.50% Senior Notes and 8.125% Senior Notes (together, the "2026 Notes") in which we issued 8.75% Senior Notes as consideration of the cancellation of approximately $48 million aggregate principal amount of the 6.50% Senior Notes and approximately $84 million aggregate principal amount of the 8.125% Senior Notes for approximately $101 million aggregate principal amount of newly-issued 8.75% Senior Notes. In August 2025, we completed a cash tender offer for the remaining 2026 Notes that we have outstanding with $5.6 million of the 8.125% Senior Notes and $2.7 million of the 6.50% Senior Notes validly tendered and not validly withdrawn, as well as a privately negotiated exchange transaction related to the 2026 Notes in which we issued the 8.75% Senior Notes as consideration of the cancellation of approximately $5 million aggregate principal amount of the 8.125% Senior Notes and approximately $10 million aggregate principal amount of the 6.50% Senior Notes. In October 2025, we completed the redemption of $70 million of the 8.125% Senior Notes.

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

Growth of the data center market is difficult to project and may not be sustained, and we may not be successful in achieving our growth, revenue, or profitability objectives in the future related to it.

The increasing use and development of artificial intelligence has created significant demand for power generation; however, the growth and development of this rapidly evolving industry is difficult to project. Our expectations regarding this market may not prove to be accurate or the market may not be sustainable. Our operating results may fluctuate moving forward as we develop this business. Our expectations around growth for this market may also place significant demands on our management team and require significant capital investment as well as other resources. We may not be able to address these challenges in a cost-effective manner or at all, which could have an impact on our future objectives for growth, revenue, or profitability as well as our financial results and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the provisions of the employee benefit plans, we acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. During the quarter ended September 30, 2025, we did not have any repurchases of shares related to employee restricted stock plans. Also, we do not have a general share repurchase program at this time.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5	Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on March 5, 2025 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

4.1	Indenture, dated as of May 19, 2025, by and among Babcock & Wilcox Enterprises, Inc., certain of its subsidiaries, as guarantors, and GLAS Trust Company LLC, as trustee and collateral agent (including form of 8.75% Senior Secured Second Lien Notes due 2030) (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

4.2	Form of 8.75% Senior Secured Second Lien Notes due 2030 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

10.1	Eighth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated July 3, 2025 (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

10.2	Membership Interest, Share and Asset Purchase Agreement, dated June 4, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).*

10.3	First Amendment to Membership Interest, Share and Asset Purchase Agreement, dated July 31, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., Andritz AG, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).

10.4	Ninth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated August 8, 2025 (incorporated by reference to Exhibit 10.8 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
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

BABCOCK & WILCOX ENTERPRISES, INC.

November 10, 2025	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)