Form 10-K
period 2025-12-31
Babcock & Wilcox Enterprises, Inc.
filed 2026-03-16
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2025) was approximately $63.5 million.
The number of shares of the registrant's common stock outstanding at March 9, 2026 was 135,256,006.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of December 31, 2025 or will be included in an amendment to this Form 10-K filed within 120 days of December 31, 2025.
2

Definitions

In this Annual Report on Form 10-K, or this "Annual Report," unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Agents	Collectively, B. Riley and Lake Street Capital Markets, LLC Group LLC
AI	Artificial intelligence
AOCI	Accumulated Other Comprehensive Income (loss)
Applied Digital	Applied Digital Corporation
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc. and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
BWXT	BWX Technologies, Inc., NYSE Ticker "BWXT"
CODM	Chief Operating Decision Maker, who is our chief executive officer
CO2	Carbon dioxide
Credit Agreement
Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January 18, 2024 (as amended from time to time)

Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Debt Facilities	Collectively, the Revolving Credit Agreement and Letter of Credit Agreement
Diamond Power	Diamond Power International, LLC
DTAs	Deferred Tax Assets
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESP	Electrostatic precipitators
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
IPP	Independent power producer
IRC	U.S. Internal Revenue Code of 1986, as amended
IT	Information technology
Letter of Credit Agreement	Letter of Credit agreement with PNC
MSD	MSD Partners and affiliates, including MSD PCOF Partners XLV, LLC
MTM	Mark-to-Market
NOL	Net operating losses

Abbreviation or acronym	Term
Notes Due 2026 or Senior Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026
NYSE	New York Stock Exchange
Over time	Refers to fixed long-term pricing in contract term revenue
O&M	Operational & Maintenance contract
PBGC	Pension Benefit Guaranty Corporation
PNC	PNC Bank, National Association
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Revolving Credit Agreement	Revolving credit agreement with PNC
Registration Rights Agreement	Registration rights agreement with B. Riley
Reimbursement Agreement	Reimbursement, guaranty and security agreement with MSD
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Sales Agreement	Sales agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
Specified Transactions	The Company's engagement in certain specified sales of the assets of specified subsidiaries of the Company
SPIG	SPIG S.p.A
U.S. Plan	Retirement Plan for Employees of Babcock & Wilcox Commercial Operations

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to the risks and uncertainties listed under "Summary Risk Factors" below and further described under the heading "Risk Factors" in Part I, Item 1A of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

•We must refinance or repay our 6.50% Senior Notes due 2026 prior to their maturity;
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
•Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in successful transactions;
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
•In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern;

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
•Sales or issuances of shares of our common stock may adversely affect the market price of our common stock;
•B. Riley has significant influence over us;
•We may issue additional preferred stock that could dilute the voting power or reduce the value of our common stock;
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
•Our business could be harmed if we fail to maintain effective internal control over financial reporting, and we have identified certain material weaknesses as of December 31, 2024 and December 31, 2025;
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
•Natural disasters or other events beyond our control, such as war, armed conflicts or terrorist attacks could adversely affect our business;
•Potential indemnification liabilities to BWXT pursuant to the master separation agreement could materially adversely affect us; and
•In connection with our separation from BWXT, BWXT has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that BWXT's ability to satisfy its indemnification obligation will not be impaired in the future.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.babcock.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1. Business

We are a globally-focused energy technologies provider with nearly 160 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. We support global energy needs and baseload power demand by providing advanced technologies that utilize coal, natural gas, hydrogen, waste and biomass to produce energy, environmental solutions and carbon capture systems. Our proven platforms help utilities, data centers, oil and gas, and other industries meet rising demand, while our comprehensive aftermarket services keep existing power plants operating efficiently. Our advanced environmental and decarbonization technologies help to reduce greenhouse gases and other emissions and capture carbon. We also are investing in new coal and natural gas technologies to produce steam or hydrogen from solid fuels and simultaneously isolate and capture CO2.

In the fourth quarter of 2025, we reassessed our segment structure as a result of the completion of our strategic shift to streamline and simplify our business. This transformation included the divestiture of certain non-core assets, as described in Note 4 to the Consolidated Financial Statements that accompany this report. As a result of this assessment, we have determined we have one reportable segment, labeled as B&W. The revised segment presentation has been applied retrospectively to all periods presented. For further information regarding our segment reporting, see Note 6 to the Consolidated Financial Statements that accompany this report.

Our vast installed base of steam generation equipment includes aftermarket parts, construction, maintenance and field services. We have an extensive global base of installed equipment for utilities and general industrial applications including refining, petrochemical, food processing, metals and others. We provide aftermarket parts, construction, maintenance, engineered upgrades and field services for our installed base as well as the installed base of other original equipment manufacturers. In addition to our aftermarket offerings, we also provide complete steam generation systems including package boilers, watertube and firetube waste heat boilers, and other boilers to medium and heavy industrial customers. Our unique range of offerings, coupled with the strength of our brand, provides a competitive advantage in existing and emerging markets, including utilities and power generation, AI data centers, and other industrial markets, including oil and gas. We also offer specialized technologies in industrial energy production, including hydrogen and syngas.

Our business depends significantly on the capital, operations and maintenance expenditures of global electric power generating companies, including renewable and thermal powered heat generation industries and industrial facilities with environmental compliance policy requirements. Several factors may influence these expenditures, including:

•climate change initiatives promoting environmental policies to meet legislative requirements and clean energy portfolio standards in North America, Europe, Middle East and Asia;

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

Customer demand is heavily affected by the variations in our customers' business cycles, power demand in their operating territories and by the overall economies and energy, environmental and noise abatement needs of the countries in which they operate.

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

See further description of risks related to our customer contracts in Part I, Item 1A, "Risk Factors" of this Annual Report.

Our arrangements with customers frequently require us to provide letters of credit, bid and performance bonds or guarantees to secure bids or performance under contracts. Inability to secure such cash collateral or other contract security may preclude us from entering into certain customer arrangements.

Other sales, such as parts and certain aftermarket service activities, are not in the form of long-term contracts, and we recognize revenues as goods are delivered and work is performed. See further discussion in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

For additional information on the geographic distribution of our revenues, see Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Competition

With nearly 160 years of experience, we have a competitive advantage in our expertise and technical capabilities to reliably convert a wide range of fuels to steam. We have supplied highly engineered energy and environmental equipment in more than 90 countries. Our strong, installed base around the globe also yields competitive advantages, although our markets are highly competitive and price sensitive. We compete with a number of domestic and foreign companies specializing in power generation and environmental control equipment.

Competitors include:
Aker Carbon Capture ASA	GE Vernova, Inc.
Andritz AG	Kanadevia Inova
Babcock Power Inc.	Mitsubishi Power, Ltd.
CECO Environmental	Shell Global Cansolv
Doosan Corporation	Southern Environmental, Inc
Elessent Clean Technologies Inc.	Steinmüller Engineering GmbH
Enerfab, Inc	Valmet Oyj
Fluor Corporation

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

Human Capital Resources

Human Capital Management

At December 31, 2025, we had approximately 1,650 employees worldwide, of which approximately 1,600 were full-time. Approximately 300 of our hourly employees are union-affiliated, covered by two union agreements related to active facilities in Mexico, the United States and Canada. We successfully renegotiated our union contracts in 2025 and have one that will expire in 2026. We consider our relationships with our employees and unions to be in good standing.

Workforce Engagement

We believe an engaged global workforce is critical to our success as we work to profitably grow our business as a leading supplier of reliable and efficient steam generating systems, aftermarket parts, construction, maintenance and field services, and emissions control technologies for utilities, data centers and a broad range of industries.

B&W is known for having a dedicated, long-tenured workforce, with some of the best and most experienced employees in the industries we serve. Our ability to attract and retain this exceptional talent requires a commitment to open communication about our business, strategy and results with our employees and a globally diverse, inclusive and supportive workplace that provides opportunities for growth and career development. It also requires programs that enhance employees' overall work experience. Our Responsible and Flexible Workplace Program ("ReFlex") in the U.S. provides employees with flexibility in where they work, and we have various work-from-home policies across many of our global operations. Through ReFlex, our employees have the needed flexibility and autonomy in how they work, allowing us to deliver on our projects and ensure our customers' needs are met.

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
•paid time off;
•paid parental leave;
•disability programs; and
•employee assistance programs.

Core Values

At B&W, our values of safety, ethics, quality, integrity, respect and agility are at the foundation of our business, and we are focused on efficiently integrating new employees into that culture, whether they join through the normal recruiting and hiring process, or through strategic acquisitions. We also believe in the importance of being a good corporate citizen, providing and supporting opportunities for our employees to make a positive impact in the communities where they live and work.

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

Permits and Licenses

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations. The permits, licenses and certificates required in our operations depend on a number of factors. We are not aware of any material noncompliance and believe our operations and certifications are currently in compliance with all relevant permits, licenses and certifications.

Environmental

We have been identified as a potentially responsible party at various cleanup sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA and other environmental laws can impose liability for the entire cost of cleanup on any of the potentially responsible parties, regardless of fault or the lawfulness of the original conduct. Generally, however, where there are multiple responsible parties, a final allocation of costs is made based on the amount and type of waste disposed of by each party and the number of financially viable parties, although this may not be the case with respect to any particular site. We have not been determined to be a major contributor of waste to any of these sites. On the basis of our relative contribution of waste to each site, we expect our share of the ultimate liability for the various sites will not have a material adverse effect on our consolidated financial position, results of operations or cash flows in any given year.

Government Regulations

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including those relating to:

•the construction and manufacture of advanced technologies for energy production from coal, natural gas, hydrogen, waste and biomass, as well as environmental solutions and carbon capture systems;
•clean air and other environmental protection legislation;
•taxation of domestic and foreign earnings;
•tariffs, duties, or trade sanctions and other trade barriers imposed by foreign countries that restrict or prohibit business transactions in certain markets;
•user privacy, security, data protection, content and online-payment services;
•intellectual property;
•transactions in or with foreign countries or officials; and
•use of local employees and suppliers.

Compliance with such regulations has not had a material effect on our capital expenditures, results of operations or competitive position to date. For further discussion, see Part I, Item 1A, "Risk Factors" of this Annual Report.

Available Information

Our website address is www.babcock.com. We make available through the Investor section of this website under "About B&W>Investors>Financial Reports," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials, to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website also includes our: Corporate Governance Principles; Code of Business Conduct; Code of Ethics for our Chief Executive Officer and Senior Financial Officers; Related Party Transactions Policy; Amended and Restated By-laws; charters for the Audit and Finance, Governance, Compensation and Related Party Transactions Committees of our Board; Modern Slavery Transparency Statement; Conflict Minerals Policy; and Tax Strategy Statement, as well as information about our management and board members. We are not including any information contained in our website as part of or incorporating it by reference into this Annual Report.

Item 1A. Risk Factors

You should carefully consider each of the following risks and all of the other information contained in this Annual Report. If any of these risks develop into actual or expected events, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and, as a result, the trading price of our common stock could decline.

The risks discussed below are not the only ones facing our business but do represent those risks that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Please read the cautionary notice regarding forward-looking statements under the heading "Cautionary Statement Concerning Forward-Looking Information" in Part I of this Annual Report.

Risks Related to Our Business, Operations and Strategy

We must refinance or repay our 6.50% Senior Notes due 2026 prior to their maturity.

As described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, during 2021, we completed an offering of $151.4 million aggregate principal amount of our 6.50% Senior Notes due December 2026, of which $84.8 million was outstanding at December 31, 2025. Depending on our future financial condition and results of operations, we may be unable to refinance our 6.50% Senior Notes Due 2026 on or prior to their maturity or at all.

In January 2024, we entered into a Credit Agreement, as described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. The Credit Agreement, as amended, requires us to repay, defease, or otherwise satisfy in full or refinance the 6.50% Senior Notes Due 2026 by November 30, 2026, or extend the maturity date of the Notes Due 2026 to a date on or after July 18, 2028.

If we are unable to repay, defease, satisfy or refinance our 6.50% Senior Notes Due 2026 on commercially reasonable terms or at all, it may materially and adversely affect our reputation, liquidity, business, financial condition or results of operations, we may breach our obligations under the Credit Agreement or Senior Notes Due 2026 and it may be necessary for us to reorganize, including through bankruptcy proceedings.

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

While we endeavor to limit our liability to matters within our control, not all scenarios can be foreseen, and we may become subject to the risk of others' performance and other circumstances or requirements that may or may not be within our control or influence. Delays, changes or failures of others, including third-party suppliers and subcontractors, could subject us to additional costs, delays, technical specification changes, contractual penalties or other matters for which we may be unable to obtain compensation, or compensation may not be sufficient. In extreme cases, the direct or indirect effects of such matters may cause us to be unable to fulfill our contractual requirements.

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

The success of any acquisition, as well as our ability to realize their anticipated benefits, depends in large part on our ability to successfully integrate each business. The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Although we expect to successfully integrate any acquired businesses, the integration process can be complex and time consuming. If we fail to successfully integrate an acquisition, we may not achieve the desired net benefit in the timeframe planned or we may not realize the planned benefits from our acquisitions. Potential difficulties we may encounter as part of the integration process include (i) the inability to successfully integrate transportation networks; (ii) complexities and unanticipated issues associated with integrating such businesses' complex systems, technologies and operating procedures; (iii) integrating workforces while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; and (vi) the inability to improve on historical operating results.

Failure to effectively execute our acquisition strategy or successfully integrate the acquired businesses could have an adverse effect on our competitive position, reputation, financial condition, results of operations, cash flows and liquidity.

Our evaluation of strategic alternatives for certain businesses and non-core assets may not result in successful transactions.

We continue to evaluate strategic alternatives for our business lines and assets to improve our capital structure. There can be no assurance that these ongoing strategic evaluations will result in the identification or consummation of any transaction. We may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will prove to be beneficial to shareholders and that the process of identifying, evaluating and consummating any potential transaction or other strategic alternative will not adversely impact our business, financial condition or results of operations. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, the availability of financing to potential buyers on reasonable terms, and the consent of our lenders.

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

Our backlog was $423.6 million as of December 31, 2025 and $495.2 million at December 31, 2024. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of contract cancellations or changes in scope and/or schedule, we cannot predict with certainty when or if backlog will be performed. In addition, even where a contract proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor contract performance could increase the cost associated with a contract. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Delays, suspensions, cancellations, payment defaults, scope changes and poor contract execution could materially reduce or eliminate the revenues and profits that we actually realize from contracts in backlog.

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
•demand for electricity and other end products of steam-generating facilities, including for emerging markets such as AI data centers;
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

Risks Related to Our Financial Condition

In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

We have previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern. Through strategic action, we have alleviated these issues, but we cannot guarantee that no such conditions or events will occur in the future. In that event, we may be required to seek additional financing to fund our business activities, which may not be available to us on reasonable terms or at all, and the reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. Failure to effectively execute our plans, as well as delays or disruptions in these plans due to circumstances outside of our control, could have an adverse effect on our financial position, results of operations and/or ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our Consolidated Financial Statements.

The financial and other covenants in our debt agreements may adversely affect us.

Our Debt Facilities contain financial and other restrictive covenants. These covenants could limit our financial and operating flexibility as well as our ability to plan for and react to market conditions, meet our capital needs and support our strategic priorities and initiatives should we take on additional indebtedness for acquisition or other strategic objectives. Our failure to comply with these covenants also could result in events of default which, if not cured or waived, could require us to repay indebtedness before its due date, and we may not have the financial resources or otherwise be able to arrange alternative financing to do so. We have entered into a number of amendments and waivers to our Debt Facilities to, among other things, provide relief or waiver under certain financial and other covenants and to waive certain events of default thereunder. Absent additional waivers from the lenders under our Debt Facilities, our lenders could declare all debt outstanding under the Debt Facilities as immediately due and payable, and our creditors may resist renegotiation or lengthening of payment and other terms through legal action or otherwise. Our compliance with the covenants of our Debt Facilities may be adversely affected by severe market contractions or disruptions to the extent they reduce our earnings for a prolonged period, and we are not able to reduce our debt levels or cost structure accordingly. Any event that requires us to repay any of our debt before it is due could require us to borrow additional amounts at unfavorable borrowing terms, cause a significant reduction in our liquidity and impair our ability to pay amounts due on our indebtedness. Moreover, if we are required to repay any of our debt before it becomes due, we may be unable to borrow additional amounts or otherwise obtain the cash necessary to repay that debt, when due, which could have a material adverse effect on our business, financial condition and liquidity.

Maintaining adequate bonding and letter of credit capacity is necessary for us to successfully bid on, win and complete various contracts.

In line with industry practice, we are often required to post standby letters of credit and surety bonds to support contractual obligations to customers as well as other obligations. There were $59.6 million total outstanding letters of credit under domestic facilities as of December 31, 2025. The aggregate value of all such letters of credit and bank guarantees outside of our Letter of Credit Agreement as of December 31, 2025, was $6.5 million. The aggregate value of the outstanding letters of credit provided under the Letter of Credit Agreement backstopping letters of credit or bank guarantees was $7.2 million as of December 31, 2025. Of the outstanding letters of credit issued under the Letter of Credit Agreement, $27.1 million are subject to foreign currency revaluation and $16.5 million backstop certain surety bonds. We have also posted surety bonds to support contractual obligations to customers relating to certain contracts. We, and certain of our subsidiaries, have jointly executed general agreements of indemnity in favor of surety underwriters relating to surety bonds those underwriters issue in support of some of our contracting activity. As of December 31, 2025, bonds issued and outstanding under these arrangements in support of contracts totaled approximately $253.4 million. The aggregate value of the letters of credit backstopping surety bonds was $16.5 million. These letters of credit and bonds generally indemnify customers should we fail to perform our obligations under the applicable contracts. If a letter of credit or bond is required for a particular contract and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that contract, or we could default on contracts that have been awarded or are underway. We utilize bonding facilities, but, as is typically the case, the issuance of bonds under each of those facilities is at the surety's sole discretion. Moreover, due to events that affect the insurance and bonding and credit markets generally, bonding and letters of credit may be more difficult to obtain in the future or may only be available at significant additional cost. Our inability to obtain or maintain adequate letters of credit and bonding and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. Indefinite-lived intangibles are comprised of certain trademarks and tradenames. As of December 31, 2025, goodwill and other indefinite-lived intangible assets totaled $53.1 million. We review goodwill and other intangible assets at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the Consolidated Statement of Operations. No indicators of goodwill impairment were identified for our reporting units at the measurement date. Future impairment may result from, among other things, deterioration in the performance of an acquired business or product line, adverse market conditions and changes in the competitive landscape, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business or product line, and a variety of other circumstances. If the value of our business were to decline, or if we were to determine that we were unable to recognize an amount in connection with any proposed disposition in excess of the carrying value of any disposed asset, we may be required to recognize impairments for one or more of our assets that may adversely impact our business, financial condition and results of operations.

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

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, security, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-

payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, content, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, which could result in investigations, claims, changes to our business practices, increased cost of operations, or reputational damage, any of which could seriously harm our business.

Several proposals have been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. The General Data Protection Regulation, or GDPR, in the European Union, which went into effect on May 25, 2018, placed new data protection obligations and restrictions on organizations, including restrictions on the cross-border transfer of information. Similar obligations and restrictions exist under United Kingdom data protection law, including the UK GDPR and the UK Data Protection Act. If we are not compliant with GDPR or UK GDPR requirements, we may be subject to significant fines and our business may be seriously harmed. We are certified under and currently rely upon the EU-U.S. Data Privacy Framework ("EU-U.S. DPF") and/or the UK Extension of the EU-U.S. DPF. These transfer mechanisms may be subject to challenge or invalidation, which may restrict the transfer of personal data which could impact our operations and increase our costs.

In addition, the California Consumer Privacy Act and the California Privacy Rights Act placed additional requirements on the handling of personal data, including employee data. Similar laws have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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

•the construction and manufacture of our products;
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

We derive a substantial portion of our revenues from international operations, and we intend to continue to expand our international presence and customer base as part of our growth strategy. Our revenues from sales to customers located outside of the U.S. represented approximately 29%, 33% and 28% of total revenues for continuing operations for the years ended December 31, 2025, 2024 and 2023, respectively. Operating in international markets requires significant resources and management attention and subjects us to political, economic and regulatory risks that are not generally encountered in our U.S. operations. These include, but are not limited to:

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

We have international operations primarily in Europe, Canada, and Mexico. For the year ended December 31, 2025, international operations accounted for approximately 29% of our total revenues. Our significant international subsidiaries may have sales and cost of sales in different currencies as well as other transactions that are denominated in currencies other than their functional currency. Although we do not currently engage in currency hedging activities, we evaluate opportunities to engage in hedging in order to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of our global operations, which would harm our financial results and cash flows.

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
•changes in our liquidity position;
•our compliance with our obligations under our debt facility;
•changes in laws or regulations that adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•general economic, industry and stock market conditions;
•future sales of our common stock by our shareholders, including B. Riley;
•the concentration of ownership of our common stock;
•future purchases of our common stock;
•future issuances of our common stock by us, including through our at-the-market sales programs;
•payment of dividends on our Preferred Stock;
•our ability to pay dividends in the future; and
•the other risk factors set forth under Part I, Item 1A and other parts of this Annual Report.

Sales or issuances of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of common stock or other equity related securities may adversely affect the market price of our common stock, including any shares of our common stock issued to finance capital expenditures, finance acquisitions or repay debt. In April 2024, we entered into a Sales Agreement, establishing an at-the-market program, which permits us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. As of December 31, 2025, an aggregate of 20.0 million shares of common stock have been sold pursuant to the Sales Agreement, for net proceeds of $40.4 million. In November 2025, we entered into the 2025 Sales Agreement, another at-the-market program, which permits us to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million. As of December 31, 2025, 18.7 million shares have been sold pursuant to the 2025 Sales Agreement for net proceeds of $95.7 million.

On November 4, 2025, in connection with the entry into a limited notice to proceed ("LNTP") with Applied Digital, we issued to Applied Digital, in a private placement, (i) 0.5 million shares of common stock, par value $0.01 per share for a purchase price of $2 million, (ii) a warrant exercisable to purchase 2.6 million shares of our common stock at an exercise price of $4.11, subject to registration rights and (iii) an additional warrant to purchase up to 7.86 million shares of our common stock.

Additionally, we are party to a Registration Rights Agreement with B. Riley, pursuant to which we filed a resale shelf registration statement permitting the resale of approximately 25.6 million shares of our common stock. We may also be required to register for resale any additional shares of our common stock that B. Riley may acquire in the future. We have refreshed our at-the-market offerings in the past and expect to refresh our at-the-market programs periodically, which could lead to additional dilution for our stockholders in the future.

Any sales of substantial amounts of our common stock, or the perception that these sales might occur, could lower the market price of our common stock and limit our ability to raise capital through the issuance of equity securities. Any sales, or perception of sales, by our existing shareholders could also impact the perception of shareholder support for us, which could in turn negatively affect our customer and supplier relationships. Further, if we were to issue additional equity securities (or securities convertible into or exchangeable or exercisable for equity securities) to raise additional capital, including in connection with any financing, or if our oustanding warrants are converted to common stock, our shareholders' ownership interests in us will be diluted and the value of our common stock may be reduced.

B. Riley has significant influence over us.

As of December 31, 2025, B. Riley controls approximately 22.1% of the voting power represented by our common stock. B. Riley currently has the right to nominate one member of our board of directors pursuant to the investor rights agreement we entered into with them on April 30, 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities. As a result of these arrangements, B. Riley has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. If B. Riley were to act together with other shareholders on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. B. Riley can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them. In addition, the concentration of voting power with B. Riley may have an adverse effect on the price of our common stock, and the interests of B. Riley may not be consistent with the interests of our other shareholders.

We may issue additional preferred stock that could dilute the voting power or reduce the value of our common stock.

Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. In 2021, we issued 7.7 million shares of our 7.75% Series A Cumulative Perpetual Preferred Stock. The terms of one or more additional classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, treaties or regulations, or in their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. Generally, future changes in applicable U.S. or foreign tax laws and regulations, including the Organisation for Economic Co-operation and Development's Global Minimum Tax ("Pillar 2") initiative, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

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

General Risk Factors

Our business could be harmed if we fail to maintain effective internal control over financial reporting, and we have identified certain material weaknesses as of December 31, 2024 and December 31, 2025.

As discussed in Part II, Item 9A. of this Annual Report, we identified certain material weaknesses as of December 31, 2025 in three components of internal control based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Due to the existence of these material weaknesses, we concluded that our internal control over financial reporting was not effective as of December 31, 2025. While we do not believe that these material weaknesses have impacted the accuracy or reporting of our consolidated financial results, until these material weaknesses are remediated, or should new material weaknesses arise or be discovered in the future, there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. In addition, we may experience delays in satisfying our reporting obligations to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these could adversely affect our business and the value of our listed securities, and we may be unable to maintain compliance with NYSE listing standards.

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

Any difficulties in adopting or implementing any new accounting standard could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors' confidence in us. Finally, if we were to change our critical accounting estimates, our operating results could be significantly affected.

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

As of December 31, 2025, our defined benefit pension and postretirement benefit plans were underfunded by approximately $174.3 million. We also participate in various multi-employer pension plans in the United States and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a United States multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multi-employer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for additional information regarding our pension and postretirement benefit plan obligations.

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

Governance of cybersecurity risk management

Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. Management is responsible for day-to-day assessment and management of cybersecurity risks. The IT Executive Steering Committee, comprised of a cross-functional group of our executive management, leads management's oversight of the IT function, including IT risk management. The IT Steering Committee, comprised of operational management, provides tactical oversight of the IT function, including IT risk management

Our Director of IT has primary oversight of material risks from cybersecurity threats. Our Director of IT has over 20 years of experience across various software engineering, IT security and compliance, business and management roles, including serving as the Director of Engineering Applications and Data Management, leading the development and implementation of information technology strategies and roadmaps for Digital and Engineering applications group. The Director of IT is supported by our Manager of IT Security and Compliance, who has more than 10 years of experience in information technology and IT security.

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

Item 2. Properties

The following table provides the location and general use of each of our principal properties that we own or lease as of December 31, 2025.

Location	Principal Use	Owned/Leased (Lease Expiration)
Akron, Ohio	Administrative office	Leased (2034)
Cambridge, Ontario, Canada	Administrative office / warehouse	Leased (2029)
Chanute, Kansas	Manufacturing facility	Leased (2043)
Copley, Ohio	Warehouse / service center	Leased (2033)
Dartmouth, Nova Scotia, Canada	Manufacturing facility	Leased (2029)
Grandview, Missouri	Field office	Leased (2030)
Guadalupe, NL, Mexico	Administrative office / manufacturing facility	Leased (2039)
Jakarta, Jakarta Raya, Indonesia	Administrative office / warehouse	Leased (2027)
Massillon, Ohio	Production facility under construction	Leased (2028)
Salt Lake City, Utah	Warehouse	Leased (2030)
San Jose, Batangas, Philippines	Warehouse	Leased (2028)
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

As of February 28, 2026, we had 749 stockholders of record of our common stock.

See Part III, Item 12 of this Annual Report for information about our equity compensation plans. In accordance with the provisions of the employee benefit plans, we can acquire shares in connection with the vesting of employee restricted stock that require us to withhold shares to satisfy employee statutory income tax withholding obligations. We did not repurchase any of our equity securities during the quarter ended December 31, 2025. We do not have a general share repurchase program at this time.

We have a history of paying preferred cash dividends and currently expect that comparable cash dividends will continue to be paid in the future. Decisions on whether, when and in what amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right, in its sole discretion, to change or terminate our dividend practices at any time and for any reason without prior notice. The payment of cash dividends in the future will be based upon a number of business, legal and other considerations, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), debt covenant requirements, pension funding or other benefits payments.

The following graph provides a comparison of our cumulative total shareholder return over five years through December 31, 2025 to the return of the S&P 500, the Russell 2000 and our custom peer group.

Babcock & Wilcox Enterprises, Inc.
S&P 500
Russell 2000
Custom Peer Group
Index value
300
275
250
225
200
175
150
125
100
75
50
25
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period ending

Assumes initial investment of $100 on December 31, 2020.
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

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended December 31, 2025 and 2024. We have also included a comparison of the Results of Operations for the years ended December 31, 2024 and 2023. Our consolidated financial statements are prepared in conformity with GAAP. Our discussion of financial results include non-GAAP measures (e.g., foreign currency impact, EBITDA, Adjusted EBITDA) to provide additional information concerning our financial results that we believe is useful to the readers of our financial statements in the assessment of our performance and operating trends. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

In the fourth quarter of 2025, we reassessed our segment structure as a result of the completion of our strategic shift to streamline and simplify our business. This transformation included the divestiture of certain non-core assets, as described in Note 4 to the Consolidated Financial Statements. As a result of this assessment, we have determined we have one reportable segment, labeled as B&W. The revised segment presentation has been applied retrospectively to all periods presented. For further information regarding our segment reporting, see Note 6 to the Consolidated Financial Statements.

BUSINESS OVERVIEW

We are a globally focused energy technologies provider with nearly 160 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized in one reporting segment. For a description of our reportable segment see Item 1, Business of this Form 10-K.

Customer demand is heavily affected by the variations in our customers' business cycles, power demand in their operating territories, and by the overall economies, energy, environmental and regulatory requirements of the countries in which they operate.

We have manufacturing facilities in Canada, Mexico and the United States. Many aspects of our operations and properties could be affected by political developments, environmental regulations and operating risks. These and other factors may have a material impact on our international and domestic operations or our business as a whole.

Through our restructuring efforts, we have made and will continue working to make significant progress reducing costs and improving profitability. We continue to explore other cost saving initiatives and in conjunction with top-line growth driven by opportunities for our core technologies, we will continue to improve cash generation and strengthen our liquidity. These initiatives have been and may continue to be important factors that could cause our actual results to differ materially from those indicated in these financial statements. If one or more events related to these or other risks or uncertainty materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.

Discontinued Operations

ASH

On October 31, 2025, we completed a sale of the net assets comprising our ASH business for $29 million, subject to customary fees and adjustments and recorded a gain of $21.5 million on the sale. For more information on this sale, see Note 4 to the Consolidated Financial Statements.

The revenue and operating results presented for ASH for the year ended December 31, 2025 represent the financial results for January through October 2025 operations. While there is a slight decline in revenue for 2025 compared to prior years, operating margins are consistent at approximately 28%.

Diamond Power

On July 31, 2025, we closed the sale of our Diamond Power business for a base purchase price of $177 million, subject to certain offsets and adjustments. We recorded a gain of $53.2 million on the sale. For more information on this sale, see Note 4 to the Consolidated Financial Statements.

The revenue and operating results presented for Diamond Power for the year ended December 31, 2025 represent the financial results for January through July 2025 operations. Revenue and operating margins are lower in 2025 compared to 2024 and 2023 due to the sale closing in July 2025 and related transaction costs incurred.

Vølund

On April 29, 2025, we sold our Vølund business for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone). We recorded a net loss of $36.8 million, which included a write off of CTA of $52.6 million. For more information, see Note 4 to the Consolidated Financial Statements.

The revenue and operating results for the year ended December 31, 2025 primarily represent the financial results for January through April 2025 operations as well as the net loss on the sale primarily from the write off of CTA. The decrease in revenue and operating margin is a result of the slowdown in sales and engagement of projects toward the end of 2024 and into 2025 as the Company engaged in the sale of the business.

B&W Solar

During the third quarter of 2023, we committed to a plan to sell our B&W Solar business, resulting in a significant change that would impact our operations. As of September 30, 2023, we met all of the criteria for the assets and liabilities of this business to be accounted for as held for sale. In addition, we also determined that the operations of the B&W Solar business qualified as a discontinued operation, primarily based upon its significance to our current and historic operating losses. The decision to sell the B&W Solar business, along with the significant increase in estimated costs to complete the B&W Solar loss contracts, resulted in a triggering event that required us to immediately perform certain valuations. Certain trade accounts receivable and contract assets were determined to be uncollectible, resulting in charges of $17.6 million. During 2023, we recognized an impairment of $56.6 million, or the entire balance of goodwill associated with B&W Solar. These charges have been included in Loss from discontinued operations, net of tax in the Consolidated Statements of Operations. The decrease in revenue and operating margin is a result of the focus on the sale of the business in 2024 and 2025.

During the fourth quarter of 2025, we discontinued marketing B&W Solar for sale due to lack of potential buyers and terminated our broker arrangement with a third party provider. As of December 31, 2025, B&W Solar was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. As a result, the B&W Solar business no longer meets the criteria of held for sale as of December 31, 2025, but continues to meet the criteria for discontinued operations for all periods presented.

BWRS, SPIG and GMAB

In addition to the ASH, Diamond Power, Vølund and B&W Solar businesses, discontinued operations include the following subsidiaries divested in 2024: BWRS, SPIG, and GMAB. These sale transactions were part of a previously announced strategy to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. Results of operations and cash flows for these businesses and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. For more information, see Note 4 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS–YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

Consolidated Results of Operations

The following discussion is of our consolidated results of operations below.

	Year ended December 31,
(in thousands)	2025	2024	$ Change
Revenues	$587,676	$581,039	$6,637
Costs and expenses:
Cost of operations	443,825	454,326	(10,501)
Selling, general and administrative expenses	119,481	124,541	(5,060)
Research and development costs	1,457	5,133	(3,676)
Impairment of long-lived assets	950	3,729	(2,779)
Loss (gain) on asset disposals, net	1,226	(354)	1,580
Operating income (loss)	20,737	(6,336)	27,073

Loss from continuing operations	$(32,848)	$(104,272)	$71,424
2025 vs 2024 Consolidated Results

Revenues increased by $6.6 million to $587.7 million in 2025 compared to $581.0 million 2024. The increase is driven by larger parts volume of $35.2 million and two natural gas conversion projects of $25.7 million offset partially by lower volume related to ESP projects of $20.0 million, construction projects of $18.7 million and package boilers of $10.7 million.

Costs of operations decreased by $10.5 million to $443.8 million in 2025 compared to $454.3 million in 2024. The decrease is primarily driven by a shift in business mix, as higher‑margin parts sales increased, revenue from larger projects declined and the remaining large projects required lower costs to complete.

SG&A expenses decreased by $5.1 million to $119.5 million in 2025 compared to $124.5 million in 2024. The decrease is primarily related to cost savings, partially offset by increased expenses in employee benefits in the current year.

Research and development costs decreased by $3.7 million to $1.5 million in 2025 compared to $5.1 million in 2024. The decrease is primarily driven by less development activity due to the increased commercialization of our BrightLoop™ technology.

Impairment of long-lived assets decreased by $2.8 million to $1.0 million in 2025 compared to $3.7 million 2024. The decrease is driven by the construction in process facility that was impaired in 2024, partially offset by impairment recognized in the current year relating to a reduction in our real estate footprint.

Loss (gain) on asset disposals increased in 2025 compared to 2024 relating to the write-off of equipment in one of our manufacturing locations which was disposed of in 2025 compared to 2024 which had minor disposals.

Operating income increased by $27.1 million to $20.7 million in 2025 compared to an operating loss of $6.3 million in 2024, primarily due to the revenue as described above and an increase in gross profit due to the improvement in cost of operations in product mix.

Loss from continuing operations decreased by $71.4 million to $32.8 million in 2025 compared to $104.3 million in 2024, primarily due to the revenue as described above and an increase in gross profit due to the improvement in cost of operations in product mix, reduction in benefit plan expense for the year due to better asset performance in 2025 than anticipated and reduced interest expense due to the debt repayments and refinancing during the year.

	Year ended December 31,
(in thousands)	2024	2023	$ Change
Revenues	$581,039	$587,448	$(6,409)
Costs and expenses:
Cost of operations	454,326	465,977	(11,651)
Selling, general and administrative expenses	124,541	134,940	(10,399)
Research and development costs	5,133	6,462	(1,329)
Impairment of long-lived assets	3,729	—	3,729
(Gain) loss on asset disposals, net	(354)	134	(488)
Operating loss	(6,336)	(20,065)	13,729

Loss from continuing operations	$(104,272)	$(109,212)	$4,940

2024 vs 2023 Consolidated Results

Revenues decreased by $6.4 million to $581.0 million in 2024 compared to $587.4 million in 2023. The decrease is primarily driven by a $27.1 million decrease in the U.S. construction business as a result of a large construction project finishing in 2023 that was not fully replicated in 2024, offset partially by a large natural gas project of $16.7 million starting execution in 2024.

Costs of operations decreased by $11.7 million to $454.3 million in 2024 compared to $466.0 million in 2023. The decrease is driven primarily by lower revenue as described above, as well as a shift in business mix and cost reductions.

SG&A expenses decreased by $10.4 million to $124.5 million in 2024 compared to $134.9 million in 2023. The decrease is primarily driven by continued efforts to reduce overhead.

Research and development costs decreased by $1.3 million to $5.1 million in 2024 compared to $6.5 million in 2023. The decrease is primarily driven by by less development activity due to the increased commercialization of our BrightLoop™ technology.

Impairment of long-lived assets increased by $3.7 million to $3.7 million in 2024. The increase relates to a construction in process facility that was impaired.

(Gain) loss on asset disposals, net decreased in 2024 compared to 2023 relating to minor disposals in 2024.

Operating loss decreased by $13.7 million to $6.3 million in 2024 compared to $20.1 million in 2023, primarily due to higher volume related to a natural gas conversion project, environmental projects as well as lower expenses, partially offset by a decrease of $11.7 million due to a large project in our U.S. construction business that was completed in 2023 and not fully replaced in 2024.

Loss from continuing operations decreased by $4.9 million to $104.3 million in 2024 compared to $109.2 million in 2023, driven by decreased operating loss (as discussed in the paragraph above) and partially offset by a loss on debt extinguishment of $7.3 million attributable to terminating the Revolving and Letter of Credit Agreements with PNC and MSD.

Other Expenses Impacting Operating Results

Interest Expense

Interest expense in the Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2025	2024	2023
Components associated with borrowings from:
Senior Notes due 2026	$16,961	$25,512	$25,601
Senior Notes due 2030	6,729	—	—
Revolving Credit Agreement	2,961	4,892	1,494
	26,651	30,404	27,095
Components associated with amortization or accretion of:
Revolving Credit Agreement	4,585	6,149	4,643
Senior Notes due 2026	2,035	2,606	2,525
Senior Notes due 2030	(3,075)	—	—
	3,545	8,755	7,168

Components associated with interest from:
Lease liabilities	2,427	2,037	2,813
Letter of Credit interest and fees	4,498	3,942	3,519
Other interest expense	1,018	1,007	1,966
Capitalized interest	(607)	—	—
	7,336	6,986	8,298
Total interest expense	$37,532	$46,145	$42,561
The decrease in interest expense in 2025 compared to 2024 is driven by decreased borrowings on our revolving credit facility, the full redemption of our 8.125% Senior Notes, and efforts to reduce the outstanding balance on our 6.50% Senior Notes. Also contributing to the decrease is the realization of a portion of the deferred gain from our senior note exchange transaction. For further information refer to Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

The increase in interest expense in 2024 compared to 2023 is driven by increased borrowings on our revolving credit facility.

Income Taxes

	Year ended December 31,
(in thousands, except for percentages)	2025	2024	2023
Loss from continuing operations before income tax expense	$(24,568)	$(91,471)	$(103,608)
Income tax expense	8,280	12,801	5,604
Effective tax rate	(34)%	(14)%	(5)%

Our effective tax rate reflects a valuation allowance against deferred tax assets in jurisdictions other than Mexico, Canada, Brazil, Thailand, the Philippines, Indonesia, and the United Kingdom.

The change in our income tax rate in 2025 compared to 2024 is primarily attributable to non-deductible items related to the dissolution and divestiture of certain entities, an increase in our valuation allowance and the difference between statutory and foreign jurisdictions. The change in our income tax rate in 2024 compared to 2023 is primarily attributable to an increase in valuation allowances, a change in the Company's permanent investment assertion and an unfavorable resolution of a foreign income tax matter.

Bookings and Backlog

Bookings and backlog are our measures of remaining performance obligations under our sales contracts. We believe these metrics provide investors, lenders and other users of our financial statements with a leading indicator of future revenues. It is possible that our methodology for determining bookings and backlog may not be comparable to methods used by other companies.

We generally include expected revenue from contracts in our backlog when we receive written confirmation from our customers authorizing the performance of work and committing our customers to pay for work performed. Backlog may not be indicative of future operating results, and contracts in our backlog may be canceled, modified or otherwise altered by customers. Backlog can vary significantly from period to period, particularly when large new-build conversion projects or operations and maintenance contracts are booked because they may be fulfilled over multiple years. Because we operate globally, our backlog is also affected by changes in foreign currencies each period.

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

Total bookings as of December 31, 2025 and 2024 were as follows:

	Year ended December 31,
(in millions)	2025	2024
B&W	$549.6	$751.4

Our backlog as of December 31, 2025 and 2024 was as follows:

	December 31,
(in millions)	2025	2024
B&W	$423.6	$495.2

Of the backlog as of December 31, 2025, we expect to recognize revenues as follows:

(in millions)	2026	2027	Thereafter	Total
B&W	$380.7	$38.2	$4.7	$423.6

Effective February 26, 2026, we entered into an agreement with Base Electron, an IPP backed by Applied Digital, to complete the design and installation of four 300-megawatt natural gas-fired power plants. With this project, our backlog would be $2.8 billion in total as the related work scope is authorized and written commitments are received from the customer. For further information refer to Note 24 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Non-GAAP Financial Measures

In addition to Loss from continuing operations, we use non-GAAP financial measures internally to evaluate our performance and make financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliations, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

The following discussion of our business segment results of operations includes a discussion of EBITDA and Adjusted EBITDA. EBITDA focuses on the earnings generated from core business operations, without considering the effects of financing, accounting decisions or tax. EBITDA and Adjusted EBITDA differ from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of Loss from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results, we believe the presentation of EBITDA and Adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization, and adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, stock compensation, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs and costs related to financial consulting. Additionally, the Company redefined its definition of Adjusted EBITDA to eliminate the effects of certain items including interest on letters of credit included in Cost of operations and product development costs. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Year ended December 31,
(in thousands)	2025	2024	2023
Loss from continuing operations	$(32,848)	$(104,272)	$(109,212)
Interest expense, net	36,046	45,495	41,654
Income tax expense	8,280	12,801	5,604
Depreciation & amortization	9,677	10,075	13,881
EBITDA	21,155	(35,901)	(48,073)

Impairment of long-lived assets	950	3,729	—
Benefit plans, net	9,782	31,230	38,406
Loss (gain) on asset disposals, net	1,226	(354)	134
Stock compensation	2,551	4,509	7,121
Restructuring activities	685	1,296	2,619
Gain (loss) on debt extinguishment	(1,836)	7,267	—
Settlements and related legal costs	129	4,044	(1,474)
Foreign exchange	(135)	(237)	2,327
Financial advisory services	8,004	1,877	1,934
Other - net	1,229	3,707	2,436
Adjusted EBITDA	$43,740	$21,167	$5,430

Impairment of long-lived assets

Impairment of long-lived assets refers to when the carrying amount of an asset exceeds the fair value or recoverable amount.

Benefit plans, net

We recognize benefits from our defined benefit and other postretirement benefit plans based on actuarial calculations primarily because our expected return on assets is greater than our service cost. Service cost is low because our plan benefits are frozen.

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

Loss (gain) on asset disposals, net

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

Restructuring activities

Restructuring activities and business services transition actions across our business units and corporate functions primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Cost of operations and SG&A expenses in the Consolidated Statement of Operations.

Gain (loss) on debt extinguishment

Losses on debt extinguishment were due to the write-off of deferred financing fees and certain other exit costs associated with our extinguishment of the Debt Facilities.

Settlements and related legal costs (recoveries)

Settlements and related legal costs (recoveries) relate to expenses associated with resolving legal disputes, whether through negotiated settlements or court judgments. For further discussion see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary liquidity requirements include debt service, funding dividends on Preferred Stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, and equity offerings, and our Preferred Stock, each of which are described below and in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report in further detail. We believe that our current operating plan and borrowings available under our Credit Agreement will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, capital expenditures, working capital needs or other purposes beyond the next twelve months. Additional financing may not be available on terms favorable to the Company or at all, and may also be impacted by any disruptions in the financial markets. In addition, the Company's existing indebtedness could limit its ability to obtain additional financing.

Cash and Cash Flows

The following discussion on our cash flows is inclusive of continued and discontinued operations, consistent with our presentation on the Consolidated Statement of Cash Flows in accordance with GAAP.

As of December 31, 2025, our cash and cash equivalents, and restricted cash totaled $201.4 million, and we had total debt of $321.1 million as well as $191.7 million of gross Preferred Stock outstanding. Our foreign business locations held $9.0 million of our total cash and cash equivalents, and restricted cash as of December 31, 2025. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. We had $66.8 million of restricted cash as of December 31, 2025 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $68.9 million in the year ended December 31, 2025, which is primarily attributable to the current year net loss, including discontinued operations, of $36.2 million and non-cash adjustments arising from gain on sale of business of $38.9 million, partially offset by the impairment of long-lived assets of $9.9 million and depreciation and amortization of long-lived assets of $10.1 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as advanced billings on contracts of $50.7 million and contracts in progress of $19.7 million, which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period. These were partially offset by operating cash flow decreases from accounts payable of $57.9 million, pension liabilities, accrued postretirement benefits and employee benefits of $10.6 million and accounts receivable - trade, net of $16.5 million, which are result of timing of vendor payments, contributions made to the plan and timing of ongoing collections, respectively.

Cash flows used in operating activities was $118.7 million in the year ended December 31, 2024, which is primarily attributable to the current year net loss, including discontinued operations, of $59.9 million, and non-cash adjustments arising from the BWRS sale of $58.9 million, partially offset by the mark to market, prior service cost amortization for pension and postretirement plans of $34.9 million and depreciation and amortization of long-lived assets of $16.7 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as utilization of contracts in progress of $41.6 million and accounts receivable -trade, net of $12.2 million, which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, accrued and other current liabilities of $28.5 million resulting from the timing of payments to vendors, and pension liabilities, accrued postretirement benefits and employee benefits of $16.8 million.

Cash flows provided by investing activities totaled $197.0 million in the year ended December 31, 2025, primarily due to proceeds from the sale of businesses of $216.3 million, partially offset by purchases of fixed assets primarily relating to BrightLoop™ projects. Cash flows provided by investing activities totaled $110.0 million in the year ended December 31, 2024, primarily related to $120.9 million of proceeds from our divestitures, partially offset by $11.2 million of capital expenditures primarily relating to BrightLoop™ projects.

Cash flows used in financing activities was $58.7 million during the year ended December 31, 2025, primarily related to the redemption of our Senior Notes due 2026 of $110.7 million, net repayments on the Axos Credit Agreement of $54.3 million and payments of Preferred Stock dividends of $14.9 million, partially offset by proceeds of $130.1 million pursuant to our at-the-market offerings as described in Note 16 to the Consolidated Financial Statements. Cash flows provided by financing activities of $69.7 million during the year ended December 31, 2024, primarily related to the net borrowings on the Axos Credit Agreement of $93.7 million, partially offset by Preferred Stock dividend payments of $18.6 million and debt issuance costs of $8.5 million.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably expected to have, a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2025.

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

Assets and Liabilities Held for Sale and Discontinued Operations

Assets and liabilities classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets cease upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on our operations and financial results according to ASC 205, Presentation of Financial Statements. We have included all of the revenues and expenses for B&W Solar, BWRS, SPIG, GMAB, Vølund, Diamond Power and ASH businesses as discontinued operations in the Consolidated Statements of Operations and all assets and liabilities as held for sale in the Consolidated Balance Sheets as of December 31, 2024. No assets or liabilities were held for sale in the Consolidated Balance Sheets as of December 31, 2025. See Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

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

We recognize accrued claims in contract revenues for additional work or changes in the scope of work to the extent of costs incurred when we believe we have an enforceable right to the modification or claim, the amount can be reasonably estimated and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for enforcing the claim, the cause of any additional costs incurred and whether those costs are identifiable or otherwise determinable, the nature and reasonableness of those costs, the objective evidence available to support the amount of the claim, and the relevant history with the counterparty that supports expectations about their willingness and ability to pay for the additional cost along with a reasonable margin. Claims receivable were not significant at December 31, 2025 and 2024.

Our revenue recognition policies, assumptions, changes in estimates and significant loss contracts are described in greater detail in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform impairment testing of goodwill annually on October 1 or if we determine that impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit's carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

The annual quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit's estimated revenue growth, operating margin and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit's business. The Company completed its annual goodwill impairment testing for 2024 and 2025 and determined that the fair value of each reporting unit was substantially in excess of its carrying value. The Company also performed an interim goodwill impairment test in July 2025, in connection with its sale of Diamond Power business. No impairment was identified. If actual results are not consistent with the Company's estimates and/or other assumptions change, the Company may be exposed to future impairment charges that could materially and adversely impact its financial position and results of operations.

See Note 2 and Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

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

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and Canadian subsidiaries and use actuarial valuations to calculate the cost and benefit obligations of pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

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

As of 2015, we have ceased all of our various plans but continue to accrue benefits for those employees still eligible prior to the cessation of these plans. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further discussion.

Income taxes

Income tax expense for federal, foreign, state and local income taxes are calculated on taxable income based on the income tax law in effect at the latest balance sheet date and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We assess the need for valuation allowances on a quarterly basis. In determining the need for a valuation allowance, we consider relevant positive and negative evidence, including carryback potential, reversals of taxable temporary differences, future taxable income, and tax-planning strategies. As of December 31, 2025, we have a valuation allowance on our deferred tax assets in substantially all jurisdictions, as we do not believe it is more likely than not that the deferred tax assets will be realized.

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

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Currently we do not expect that any of our litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, as discussed in Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Where applicable, we have accrued estimates of the probable losses associated with these matters; however, these matters are typically resolved over long periods of time and are often difficult to estimate due to the factors included in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss has been incurred in material pending litigation against us and/or changes in estimates related to such matters.

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

We have operations in many foreign locations, and our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets since the functional currency of our foreign entities is not the U.S. dollar. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Our primary foreign currency exposures are Canadian dollar, Mexican peso, Euro, Danish krone and British pound. If the balances of these intercompany loans as of December 31, 2025 were to remain constant, a 100-basis point change in foreign currency exchange rates would not materially impact our earnings.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Babcock & Wilcox Enterprises, Inc. (the "Company") as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for the year then ended, and the related notes and schedule listed in Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 and 2023 consolidated financial statements to retrospectively reflect the operations of the Company's Allen-Sherman-Hoff ("ASH") Division as discontinued operations as discussed in Note 5, and to recast the segment disclosures in Note 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 or 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 and 2023 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Over Time Revenue Recognition

As described in Note 2 to the Company's consolidated financial statements, revenue that the Company recognizes on fixed-price contracts over the contract term ("over time") primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company's performance obligations. Substantially all of the Company's revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract.

We identified revenue recognition on certain fixed-price contracts as a critical audit matter due to the significant management judgment involved in estimating total costs and profit for measuring progress to completion to recognize revenue for fixed-price contracts. Auditing these elements of revenue recognition involved especially subjective and challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:
◦Testing the completeness, existence, and accuracy of estimated costs and progress to completion calculations for certain fixed-price contracts by validating the underlying project data and assumptions used as inputs through the inspection of relevant source documents including contracts, project budgets and activity reports, invoices of costs incurred to date, and inquiry of project managers.
◦Evaluating management's ability to estimate costs and progress to completion by performing a retrospective review of estimated project costs to actual project costs and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

Effect of Material Weakness in Internal Control over Financial Reporting

As disclosed in management's report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2025. These material weaknesses included ineffective controls across the following components of the Internal Control - Integrated Framework (2013) issued by COSO: (i) Control Environment, (ii) Control Activities, and (iii) Information and Communication.

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained was especially challenging as it required an increased audit effort because the pervasiveness of the material weaknesses noted above affected substantially all financial statement account balances and disclosures.

The primary procedures we performed to address this critical audit matter included:
◦Lowering the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used to test certain financial statement accounts.
◦Increasing the number of selections that we would have otherwise made to test certain financial statement accounts.

◦Directly testing the completeness and accuracy of information produced by the Company, and increasing the number of selections that we would have otherwise made to test the completeness and accuracy of certain information produced by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Cleveland, Ohio
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to reflect the operations of the Allen-Sherman-Hoff Division ("ASH") as discontinued operations discussed in Note 5 and for a change in the composition of reportable segments discussed in Note 6 to the consolidated financial statements, the consolidated balance sheet of Babcock & Wilcox Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for the years ended December 31, 2024 and 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements") (the 2024 and 2023 financial statements before the effects of the retrospective adjustments discussed in Notes 5 and 6 to the financial statements are not presented herein). In our opinion, the 2024 and 2023 financial statements, before the effects of the retrospective adjustments to reflect the operations of ASH as discontinued operations discussed in Note 5 and for a change in the composition of reportable segments discussed in Note 6 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America. We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to reflect the operations of ASH as discontinued operations discussed in Note 5 or for the change in the composition of reportable segments discussed in Note 6 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.

Going Concern

The 2024 financial statements of the Company were prepared assuming that the Company would continue as a going concern. As of the date of issuance of the Company's 2024 financial statements, the Company had uncertainty regarding its ability to refinance its Credit Agreement by November 30, 2025 and its Senior Notes by February 28, 2026, which raised substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters were also described in the 2024 financial statements. The 2024 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 31, 2025 (January 16, 2026, as to the effects of discontinued operations for Diamond Power discussed in Note 5).

We began serving as the Company's auditor in 2014. In 2025 we became the predecessor auditor.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenues	$587,676	$581,039	$587,448
Costs and expenses:
Cost of operations	443,825	454,326	465,977
Selling, general and administrative expenses	119,481	124,541	134,940
Research and development costs	1,457	5,133	6,462
Impairment of long-lived assets	950	3,729	—
Loss (gain) on asset disposals, net	1,226	(354)	134
Total costs and expenses	566,939	587,375	607,513
Operating income (loss)	20,737	(6,336)	(20,065)
Other (expense) income:
Interest expense	(37,532)	(46,145)	(42,561)
Interest income	1,486	650	907
Gain (loss) on debt extinguishment	1,836	(7,267)	—
Benefit plans, net	(9,782)	(31,230)	(38,406)
Foreign exchange	135	237	(2,327)
Other expense, net	(1,448)	(1,380)	(1,156)
Total other expense	(45,305)	(85,135)	(83,543)
Loss from continuing operations before income tax expense	(24,568)	(91,471)	(103,608)
Income tax expense	8,280	12,801	5,604
Loss from continuing operations	(32,848)	(104,272)	(109,212)
(Loss) income from discontinued operations, net of tax	(3,311)	44,357	(87,996)
Net loss attributable to stockholders	(36,159)	(59,915)	(197,208)
Less: Dividends on Series A Preferred Stock	14,859	14,859	14,858
Net loss attributable to stockholders of common stock	$(51,018)	$(74,774)	$(212,066)

Basic and diluted loss per share
Continuing operations	$(0.45)	$(1.30)	$(1.39)
Discontinued operations	(0.03)	0.48	(0.99)
Basic and diluted loss per share	$(0.48)	$(0.82)	$(2.38)

Shares used in the computation of loss per share:
Basic and diluted	105,421	91,717	89,011
See accompanying notes to the Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(36,159)	$(59,915)	$(197,208)
Other comprehensive income (loss):
Currency translation adjustments	973	(9,459)	5,555
Reclassification of currency translation adjustments to net income (loss)	68,358	(11,250)	—

Benefit obligations:
Pension and post retirement adjustments, net of tax	1,351	410	870

Other comprehensive income (loss)	70,682	(20,299)	6,425
Total comprehensive income (loss)	34,523	(80,214)	(190,783)
Comprehensive (income) loss attributable to non-controlling interest	(23)	156	110
Comprehensive income (loss) attributable to stockholders	$34,500	$(80,058)	$(190,673)
See accompanying notes to the Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2025	2024
Cash and cash equivalents	$89,456	$23,399
Current restricted cash	84,991	94,167
Accounts receivable – trade, net of allowance for credit losses of $2.1 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively	118,383	91,767
Contracts in progress	72,808	79,149
Inventories, net	60,880	58,295
Other current assets	44,158	23,534
Current assets held for sale	—	183,155
Total current assets	470,676	553,466
Net property, plant and equipment, and finance leases	65,533	60,860
Goodwill	53,097	51,411
Intangible assets, net	15,267	17,640
Right-of-use assets	17,651	16,902
Long-term restricted cash	26,913	10,042
Deferred tax assets	945	167
Other assets	12,856	16,499
Total assets	662,938	726,987

Accounts payable	69,192	88,291
Accrued employee benefits	4,575	3,830
Advance billings on contracts	111,987	56,381
Accrued warranty expense	3,584	2,654
Financing lease liabilities	1,894	1,644
Operating lease liabilities	3,819	3,204
Other accrued liabilities	40,397	28,006
Current senior notes	83,873	—
Current borrowings	67,373	125,137
Current liabilities held for sale	—	97,506
Total current liabilities	386,694	406,653
Senior notes, net of current portion	—	340,227
Senior Notes due 2030	150,970	—
Borrowings, net of current portion	18,865	8,556
Pension and other postretirement benefit liabilities	176,191	192,665
Finance lease liabilities, net of current portion	26,742	28,501
Operating lease liabilities, net of current portion	15,125	13,801
Deferred tax liability	10,666	9,800
Other noncurrent liabilities	9,226	9,956
Total liabilities	794,479	1,010,159

Stockholders' deficit:
Preferred Stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at both December 31, 2025 and 2024	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 130,447 and 95,138 at December 31, 2025 and 2024, respectively	5,569	5,208
Capital in excess of par value	1,691,412	1,558,828
Treasury stock at cost, 2,690 and 2,379 shares at December 31, 2025 and 2024, respectively	(115,886)	(115,500)
Accumulated deficit	(1,696,735)	(1,645,716)
Accumulated other comprehensive loss	(15,978)	(86,660)
Stockholders' deficit attributable to shareholders	(131,541)	(283,763)
Non-controlling interest	—	591
Total stockholders' deficit	(131,541)	(283,172)
Total liabilities and stockholders' deficit	$662,938	$726,987

See accompanying notes to the Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Deficit
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	88,700	$5,138	7,669	$77	$1,537,625	$(113,753)	$(1,358,875)	$(72,786)	$485	$(2,089)
Net loss	—	—	—	—	—	—	(197,208)	—	237	(196,971)
Currency translation adjustments	—	—	—	—	—	—	—	5,555	(110)	5,445
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	870	—	870
Stock-based compensation charges	749	10	—	—	8,656	(1,411)	—	—	—	7,255
Dividends to preferred stockholders	—	—	—	—	—	—	(14,859)	—	—	(14,859)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	89,449	$5,148	7,669	$77	$1,546,281	$(115,164)	$(1,570,942)	$(66,361)	$611	$(200,350)
Net loss	—	—	—	—	—	—	(59,915)	—	136	(59,779)
Currency translation adjustments	—	—	—	—	—	—	—	(20,709)	(156)	(20,865)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	410	—	410
Stock-based compensation charges	701	10	—	—	4,608	(336)	—	—	—	4,282
Dividends to preferred stockholders	—	—	—	—	—	—	(14,859)	—	—	(14,859)
Common stock offering, net	4,988	50	—	—	7,939	—	—	—	—	7,989
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(36,159)	—	60	(36,099)
Currency translation adjustments	—	—	—	—	—	—	—	69,331	23	69,354
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	1,351	—	1,351
Stock-based compensation charges	1,140	19	—	—	2,796	(386)	—	—	—	2,429
Dividends to preferred stockholders	—	—	—	—	—	—	(14,860)	—	—	(14,860)
Common stock offering, net	34,169	342	—	—	129,788	—	—	—	—	130,130
Divestiture of non-controlling interest	—	—	—	—	—	—	—	—	(556)	(556)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at December 31, 2025	130,447	$5,569	7,669	$77	$1,691,412	$(115,886)	$(1,696,735)	$(15,978)	$—	$(131,541)

See accompanying notes to the Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating Activities:
Net loss from continuing operations	$(32,848)	$(104,272)	$(109,212)
Net (loss) income from discontinued operations	(3,311)	44,357	(87,996)
Net loss	(36,159)	(59,915)	(197,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	10,137	16,709	20,996
Impairment of long-lived assets	9,917	9,567	56,556
Amortization of deferred financing costs and debt premium	3,503	5,820	5,747
Amortization of guaranty fee	108	2,935	935
Non-cash operating lease expense	3,913	7,357	6,754
(Gain) loss on debt extinguishment	(1,836)	7,267	—
Gain on sale of business	(38,864)	(58,947)	—
Loss on asset disposals	5,651	431	200
Provision for (benefit from) deferred income taxes, including valuation allowances	783	7,102	(1,464)
Mark to market, prior service cost amortization for pension and postretirement plans	9,684	34,911	38,904
Stock-based compensation, net of associated income taxes	2,795	4,692	8,695
Foreign exchange	(6,081)	3,079	2,507
Bad debt (recovery) expense	(6,443)	(1,148)	9,042
Changes in operating assets and liabilities:
Accounts receivable – trade, net	(16,466)	(12,245)	13,326
Contracts in progress	19,722	(41,580)	40,173
Other current and noncurrent assets	(14,365)	(5,729)	10,447
Advance billings on contracts	50,698	(3,315)	(47,261)
Inventories, net	(7,832)	(6,410)	(8,130)
Income taxes	168	9,663	(6,307)
Accounts payable	(57,941)	8,143	12,930
Accrued and other current liabilities	15,793	(28,537)	(2,586)
Accrued contract loss	(4,785)	(2,364)	838
Pension liabilities, accrued postretirement benefits and employee benefits	(10,635)	(16,755)	(5,024)
Other, net	(355)	534	(2,340)
Net cash used in operating activities	(68,890)	(118,735)	(42,270)
Investing Activities:
Purchase of property, plant and equipment	(16,769)	(11,205)	(9,800)
Proceeds from sale of business and assets	216,266	120,906	—
Purchases of securities	(5,991)	(7,133)	(6,087)
Sales and maturities of securities	3,507	7,357	8,051
Other, net	—	34	(102)
Net cash provided by (used in) investing activities	197,013	109,959	(7,938)

	Year ended December 31,
(in thousands)	2025	2024	2023
Financing Activities:
Borrowings on loan payable	84,605	215,615	252,544
Repayments on loan payable	(138,884)	(121,944)	(226,629)
Buyback of Senior Notes due 2026	(110,744)	—	—
Finance lease payments	(1,674)	(1,359)	(1,195)
Payment of holdback funds from acquisition	—	(2,950)	(2,798)
Payment of Preferred Stock dividends	(14,859)	(18,573)	(11,144)
Shares of common stock returned to treasury stock	(386)	(336)	(1,411)
Issuance of common stock, net	130,130	7,939	—
Payment of non-controlling interest dividends	(118)	—	—
Debt issuance costs	(6,538)	(8,479)	(658)
Other, net	(260)	(179)	(153)
Net cash (used in) provided by financing activities	(58,728)	69,734	8,556
Effects of exchange rate changes on cash	901	(1,263)	(439)
Net increase (decrease) in cash, cash equivalents and restricted cash	70,296	59,695	(42,091)
Cash, cash equivalents and restricted cash, beginning of period	131,064	71,369	113,460
Cash, cash equivalents and restricted cash at end of period	$201,360	$131,064	$71,369

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents (1)	$89,456	$26,855	$65,335
Current restricted cash	84,991	94,167	5,737
Long-term restricted cash	26,913	10,042	297
Cash, cash equivalents and restricted cash at end of period	$201,360	$131,064	$71,369

Income taxes paid, net (2)	$8,714	$7,761	$6,731
Interest paid	36,377	37,320	23,067

(1) Includes cash held at discontinued operations of $3.5 million and $27.3 million at December 31, 2024 and 2023, respectively.
(2) Includes income taxes paid of $6.4 million, $1.0 million and $1.3 million in Canada, Indonesia and other countries, respectively, at December 31, 2025.
See accompanying notes to the Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1 – BASIS OF PRESENTATION

The Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. have been prepared in accordance with GAAP. We have eliminated all intercompany transactions and accounts. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.

Liquidity and Going Concern

As disclosed in our 2024 Form 10‑K, for the financial period ending and as of December 31, 2024, conditions and events were present and management's plan for mitigation were assessed as insufficient, such that we concluded there was substantial doubt about the Company's ability to continue as a going concern.

Due to the various actions completed by management during 2025, including debt restructuring activities, repayment of outstanding debt balances, equity raises, and divestitures of non-core businesses, the Company's liquidity, financial condition and capital structure improved as of December 31, 2025 and through the date of this Form 10-K filing. As a result, we have concluded that conditions and events no longer raise substantial doubt about the Company's ability to continue as a going concern.

Operations

Our operations are assessed based on one reportable segment as described in Note 6. For financial information about our segment see Note 6 to the Consolidated Financial Statements.

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

Cash and cash equivalents and restricted cash

Cash equivalents are highly liquid investments, with maturities of three months or less at the time of purchase. We record cash and cash equivalents as current or long-term restricted cash when we are unable to freely use such cash and cash equivalents for general operating purposes. Refer to Note 17 in the Consolidated Financial Statements for further details.

Trade accounts receivable and allowance for credit loss

Trade accounts receivable are recorded at the point when customers are billed and represent the amount of consideration we expect to receive in exchange for goods and services transferred and do not bear interest. We establish provisions for expected lifetime losses on accounts receivable based on customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method. Bad debt amounts charged to selling, general and administrative expenses were $0.2 million, $0.0 million and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The following table summarizes the Allowance for credit loss:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$1,302	$1,537
Charges to costs and expenses	208	(53)
Deductions	(40)	38
Currency translation adjustments and other (1)	675	(220)
Balance at end of period	$2,145	$1,302
(1) 2025 balance includes $0.8 million of assets no longer held for sale as of December 31, 2025, offset by other reclassifications and adjustments. See Note 5 to the Consolidated Financial Statements for further information.

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

Inventories

Inventories are carried at the lower of cost or net realizable value on the first-in, first-out basis ("FIFO") basis. The obsolete inventory reserve was $4.6 million and $3.1 million as of December 31, 2025 and 2024, respectively. The components of inventories can be found in Note 8 to the Consolidated Financial Statements.

Property, plant and equipment

Property, plant and equipment are reported at depreciated cost, less any impairment provisions. Property, plant and equipment are depreciated using the straight-line method over estimated economic useful lives of eight to 33 years for buildings and three to 28 years for machinery and equipment. Depreciation expense was $4.8 million, $4.9 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The costs of maintenance, repairs and renewals that do not materially prolong the useful life or increase the capacity of an asset are expensed as incurred.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our estimates of cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes in operating performance. Any changes in such factors may result in future asset impairments and negatively affect our financial position and results of operations. We did not have any impairments relating to property, plant and equipment in for the years ended December 31, 2025, 2024 or 2023.

We capitalize project costs, including pre-construction costs and other costs directly related and essential to the development, pre-construction, or construction of a project. Capitalization of development, pre-construction, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, pre-

construction, and construction activities could result in significant changes to total expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred. Impairment of $3.7 million related primarily to construction in progress asset for the year ended December 31, 2024.

Loss (gain) on assets disposals for the years ended December 31, 2025, 2024 and 2023, respectively, were $1.2 million, $(0.4) million and $0.1 million.

Goodwill

Goodwill is generally recorded as a result of a business combination and represents the excess of purchase price over the fair value of the tangible and identifiable net assets acquired. We perform impairment testing of goodwill annually on October 1 or if we determine that impairment indicators are present. In assessing goodwill for impairment, we follow ASC 350, Intangibles – Goodwill and Other, which permits a qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying amount, including goodwill, in a quantitative assessment. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired with the impairment loss measured as the excess of the reporting unit's carrying amount, including goodwill, over its fair value. The estimated fair value of the reporting unit is derived based on valuation techniques we believe market participants would use for each of the reporting units.

The annual quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit's estimated revenue growth, operating margin and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit's business. The Company completed its annual goodwill impairment testing for 2024 and 2025 and determined that the fair value of each reporting unit was substantially in excess of its carrying value. See Note 10 to the Consolidated Financial Statements for further discussion of our assessment.

If actual results are not consistent with the Company's estimates and/or other assumptions change, the Company may be exposed to future impairment charges that could materially and adversely impact its financial position and results of operations.

Intangible assets

Intangible assets are recognized at fair value when acquired, generally as a result of a business combination. Intangible assets with definite lives are amortized to operating expense using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to impairment testing at least annually or in interim periods when impairment indicators are present. We may elect to perform a qualitative assessment when testing indefinite-lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by determining the fair value of the indefinite-lived intangible asset and comparing the fair value to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized for the amount of the difference.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Right-of-use ("ROU") assets, Operating lease liabilities and Non-current operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment and finance leases, Other accrued liabilities and Other non-current finance liabilities in the Consolidated Balance Sheets. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since substantially all of our leases do not provide an implicit rate, the incremental borrowing rate based on the information available at lease commencement date is used to determine the present value of future payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The ROU assets also include any prepaid lease payments made and initial direct costs incurred and exclude lease incentives. Our lease terms may include options to extend or terminate the lease, which are recognized when it is reasonably certain that the option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. We recorded impairment of $1.0 million related to the reduction of our real estate footprint for the year ended December 31, 2025.

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

Assets and liabilities held for sale and discontinued operations

We classify assets and liabilities as held for sale when Management, with approval from the Board of Directors, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We test for impairment when we classify a disposal group as held for sale in the following order. First, we evaluate for impairment all assets outside the scope of subtopic ASC 360-10 other than goodwill. Next, we evaluate goodwill and then the disposal group in its entirety. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less costs to sell. We also cease depreciation and amortization for assets classified as held for sale. When a decision to sell represents a strategic shift impacting our operations and financial results, the disposal group and related operations are reported as discontinued operations. For further discussion see Note 5 to the Consolidated Financial Statements.

Pension plans and postretirement benefits

We sponsor various defined benefit pension and postretirement plans covering certain employees of our U.S. and Canadian subsidiaries and use actuarial valuations to calculate the cost and benefit obligations of pension and postretirement benefits. The actuarial valuations use significant assumptions in the determination of benefit cost and obligations, including assumptions regarding discount rates, expected returns on plan assets, mortality and health care cost trends.

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

Loss per share

We have computed loss per common share on the basis of the weighted average number of common shares, and, where dilutive, common share equivalents, outstanding during the indicated periods. We have a number of forms of stock-based compensation, including incentive and non-qualified stock options, restricted stock and restricted stock units. We include the shares applicable to these plans in dilutive loss per share when related performance criteria have been met. The computation of basic and diluted loss per share is included in Note 3 to the Consolidated Financial Statements.

Revenue recognition

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Revenue from goods and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for 3% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon shipment or delivery and acceptance by the customer. Standard commercial payment terms generally apply to these sales.

Revenue from products and services transferred to customers over time accounted for 97% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Revenue recognized over time primarily relates to customized, engineered solutions and construction services. Typically, revenue is recognized over time using the cost-to-cost input method that uses costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, SG&A expenses. Variable consideration in these contracts includes estimates of contractual bonuses and penalties, contract modifications and liquidated damages. Substantially all of our revenue recognized over time under the cost-to-cost input method contains a single performance obligation as the interdependent nature of the goods and services provided prevents them from being separately identifiable within the contract. Generally, we try to structure contract milestones to mirror its expected cash outflows over the course of the contract; however, the timing of milestone receipts can greatly affect the overall cash position. Refer to Note 6 to the Consolidated Financial Statements for details of disaggregation of revenue.

As of December 31, 2025, we have estimated the costs to complete all in-process contracts in order to estimate revenues using a cost-to-cost input method. However, it is possible that current estimates could change in the future due to unforeseen events, which could result in adjustments to overall contract costs and revenue recognition. Variations from estimated contract performance could result in material adjustments to operating results for any fiscal period.

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

Loss contingencies

We estimate liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of loss is reasonably estimable. Disclosures are provided when there is a reasonable possibility that the ultimate loss will exceed the recorded provision or if such probable loss is not reasonably estimable. Currently we do not expect that any of our litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, as discussed in Note 20 to the Consolidated Financial Statements.

Consequently, it is possible future earnings could be affected by changes in our assessment of the probability that a loss has been incurred in material pending litigation against us and/or changes in estimates related to such matters.

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

Research and development

Research and development activities are related to improving our products through innovations to reduce cost and increase competitiveness and/or improve performance to better meet customers' expectations. Research and development expenses totaled $1.5 million, $5.1 million, and $6.5 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Self-insurance

We have a wholly owned insurance subsidiary that provides workers' compensation, employer's liability, commercial general, and automotive liability and, from time to time, builder's risk insurance (within certain limits) to our operating companies. We may also, in the future, have this insurance subsidiary accept other risks that we cannot or do not wish to transfer to outside insurance companies. Included in Other non-current liabilities in the Consolidated Balance Sheets are reserves for self-insurance totaling $6.8 million and $7.5 million as of December 31, 2025 and 2024, respectively.

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

We recognize expense for all stock-based awards granted on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. For liability-classified awards, changes in fair value are recognized through cumulative catch-ups each period. Excess tax benefits on stock-based compensation are classified along with other income tax cash flows as an operating activity. These excess tax benefits result from tax deductions in excess of the cumulative compensation expense recognized for options exercised and other equity-classified awards. Forfeitures are expensed as incurred. See Note 18 to the Consolidated Financial Statements for further discussion of stock-based compensation.

Foreign currency translation

We translate assets and liabilities of our foreign operations into U.S. dollars at current exchange rates, and we translate items in the Consolidated Statements of Operations at average exchange rates for the periods presented. We record adjustments resulting from the translation of foreign currency amounts as a component of AOCI. We report foreign currency transaction gains (losses) in the Consolidated Statements of Operations. We have included transaction gains (losses) of $0.1 million, $0.2 million and $(2.3) million in the years ended December 31, 2025, 2024 and 2023, respectively, in Foreign exchange in the Consolidated Statements of Operations. These foreign exchange net gains and losses are primarily related to transaction gains or losses from unhedged intercompany loans when the loan is denominated in a currency different than the participating entity's functional currency.

Recently adopted accounting standards

We adopted the following accounting standards during the year ended December 31, 2025:

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The standard is intended to benefit investors by providing more detailed income tax disclosures to assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and has been applied prospectively. Refer to Note 19 in the Consolidated Financial Statements for further details.

In May 2025, FASB issued ASU 2025-04, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04").The key components of ASU 2025-04 are 1) the revision of the definition of performance condition to identify that performance targets based on a customer's purchases is an example of a performance condition for an award granted to a customer; 2) elimination of the accounting policy election to account for forfeitures as they occur for customer awards with service conditions; and 3) clarification that guidance on constraining estimates of variable consideration in ASC 606 does not apply to share-based payment issued to a customer measured in accordance with ASC 718. While adoption of ASU 2025-04 is not required until financial reporting periods starting after December 15, 2026, we have early adopted ASU 2025-04 effective for the full fiscal period beginning January 1, 2025 using the modified retrospective approach. While ASU 2025-04 did not result in any adjustments to the financial results presented, it will continue to be applied to any future agreements we have with customers in which we provide stock-based compensation.

New accounting standards to be adopted

We consider the applicability and impact of all issued ASUs. Certain recently issued ASUs were assessed and determined to not be applicable. New accounting standards not yet adopted that could affect the Consolidated Financial Statements in the future are summarized as follows:

In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The new guidance is intended to align GAAP and SEC requirements while facilitating the application of GAAP for all entities. The effective date of ASU 2023-06 depends on (1) whether an entity is already subject to the SEC's current disclosure requirements and (2) whether and, if so, when the SEC removed related requirements from its regulations. For entities that are already subject to the SEC's current disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the related requirements from its regulations by June 30, 2027, the amendments made by ASU 2023-06 will be removed from the Codification and will not become effective for any entity. The impact of this standard on the Company's Consolidated Financial Statements is contingent upon future transactions.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The new guidance is intended to improve financial reporting by requiring all public business entities to disclose additional information about specific expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. Further, in January 2025, FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2025-01 is clarifying the effective dates outlined in ASU 2024-03 which is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

In December 2025, FASB issued ASU 2025-10, Government Grants: Accounting for Government Grants Received by Business Entities ("ASU 2025-10"). The new guidance is intended to help business entities in determining how to recognize, measure and present these grants. ASU 2025-10 is effective for annual periods beginning after December 15, 2028. Early adoption is permitted. We are currently evaluating the impact of this standard on the Consolidated Financial Statements.

NOTE 3 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on Preferred Stock:

	Year ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net loss from continuing operations	$(32,848)	$(104,272)	$(109,212)
Less: Dividend on Series A Preferred Stock	14,859	14,859	14,858
Loss from continuing operations attributable to stockholders of common stock	(47,707)	(119,131)	(124,070)
(Loss) income from discontinued operations, net of tax	(3,311)	44,357	(87,996)
Net loss attributable to stockholders of common stock	$(51,018)	$(74,774)	$(212,066)

Weighted average shares used to calculate basic and diluted loss per share	105,421	91,717	89,011

Basic and diluted loss per share
Continuing operations	$(0.45)	$(1.30)	$(1.39)
Discontinued operations	(0.03)	0.48	(0.99)
Basic and diluted loss per share	$(0.48)	$(0.82)	$(2.38)

In accordance with GAAP, dilution is assessed on the basis of continuing operations. We incurred a net loss from continuing operations for the years ended December 31, 2025, 2024 and 2023, therefore the basic and diluted shares are the same for those periods.

If we had net income in the years ended December 31, 2025, 2024 and 2023, diluted shares would include an additional 1.0 million, 0.3 million and 0.3 million shares, respectively.

We excluded 11.2 million, 2.2 million and 2.3 million shares related to stock options and warrants from the diluted share calculation for the years ended December 31, 2025, 2024 and 2023 respectively, because their effect would have been anti-dilutive.

NOTE 4 – DIVESTITURES

2025 Divestitures

Vølund

On April 29, 2025, Babcock & Wilcox A/S ("BWAS"), a subsidiary of the Company, sold substantially all of its assets, including intellectual property, specific project contracts as well as related agreements with suppliers and certain tangible assets, to Kanadevia Inova Denmark A/S (the "Buyer"). The sale was comprised of a simultaneous transfer of assets from BWAS to a newly incorporated BWAS subsidiary (the "NewCo") pursuant to a business transfer agreement ("BTA"), and sale of NewCo by BWAS to the Buyer pursuant to a share purchase agreement (together with the BTA, the "Purchase Agreements").

The Purchase Agreements provide for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone), subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into a certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which the Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also include representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto. The proceeds were used to reduce outstanding debt and support working capital needs. We recorded a net loss of $36.8 million which included a write off of CTA of $52.6 million.

Diamond Power

On June 4, 2025, we through our wholly owned subsidiaries, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (collectively, the "Sellers") entered into an agreement (the "Purchase Agreement") to sell to certain legal entities affiliated with Andritz AG the equity interests of Diamond Power and related legal entities together with assets related to the Diamond Power business (the "Sale"). We closed on the sale on July 31, 2025.

The Purchase Agreement provided for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also included representations and warranties regarding the Sale, as well as certain indemnities with respect thereto. The Purchase Agreement also included an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years. Additionally, we entered into an agreement to provide transition services to the Diamond Power business for a period of 12 months, or until earlier agreed upon with respect to certain services. The proceeds are being used to support working capital needs and reduce outstanding debt. We recorded a gain of $53.2 million on the sale.

ASH

On October 31, 2025, we completed a sale of the net assets comprising our ASH business to Andritz AG for $29 million, subject to customary fees and adjustments. In conjunction with the transaction, we and Andritz AG, through certain wholly-owned subsidiaries, have signed sales representative agreements under which we will continue to market ASH and Diamond Power products and services to customers in the utility power sectors. We recorded a gain of $21.5 million on the sale.

2024 Divestitures

BWRS

On June 28, 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million. The proceeds were used to reduce outstanding debt and support working capital needs. During the year ended December 31, 2025, we recorded a gain of $1.0 million as part of the final settlement.

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

NOTE 5 – ASSETS AND LIABILITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

During 2024, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of December 31, 2025, we have divested our BWRS, SPIG, GMAB, Vølund, Diamond Power and ASH businesses as part of this plan.

With the Diamond business becoming classified as held for sale during the second quarter of 2025 and since parts of our Diamond Power businesses were within each of our historical reporting units, we allocated a portion of the goodwill associated with those reporting units to discontinued operations. The allocation was based upon the fair value of our Diamond Power business compared to the fair value of each of the reporting units. This resulted in a triggering event that required us to immediately perform valuations of the remaining fair value of our historical reporting units. These valuations determined that the fair values for each of the reporting units exceeded their carrying value and no impairment was identified.

Results of operations and the financial position of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statement have been adjusted on a retrospective basis. Our sales are described further in Note 4 to the Consolidated Financial Statements.

We previously committed to a plan to sell our B&W Solar business and classified the assets and liabilities of this business as held for sale as of December 31, 2024. During the fourth quarter of 2025, we discontinued marketing B&W Solar for sale due to lack of potential buyers and terminated our broker arrangement with a third party provider. As of December 31, 2025, the B&W Solar business was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. As a result, the B&W Solar business no longer meets the criteria of held for sale as of December 31, 2025, but met the criteria for discontinued operations for all prior periods presented.

The following table summarizes the operating results of the disposal groups included in discontinued operations on the Consolidated Statements of Operations:

	Year ended December 31, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	ASH	Total
Revenues	$12,227	$—	$3,605	$63,053	$25,002	$103,887

Cost of operations	28,539	—	17,179	40,595	15,626	101,939
Selling general and administrative expenses	2,722	—	7,875	16,503	3,570	30,670
Research and development costs	—	—	488	367	19	874
Impairment of long-lived assets	7,846	—	1,121	—	—	8,967
Loss on asset disposals, net	2,245	—	2,180	—	—	4,425
Total costs and expenses	41,352	—	28,843	57,465	19,215	146,875
Operating (loss) income	(29,125)	—	(25,238)	5,588	5,787	(42,988)
Other (expense) income	(718)	—	2,799	1,067	1,580	4,728
(Loss) income from discontinued operations before tax	(29,843)	—	(22,439)	6,655	7,367	(38,260)
(Benefit) expense from income taxes	(315)	—	552	3,448	170	3,855
Gain (loss) on divestiture	—	1,014	(36,787)	53,166	21,471	38,864
(Loss) income from discontinued operations, net of tax	(29,528)	1,014	(59,778)	56,373	28,668	(3,251)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	60	—	60
(Loss) income attributable to stockholders from discontinued operations	$(29,528)	$1,014	$(59,778)	$56,313	$28,668	$(3,311)

Included in the Solar SG&A expenses for the year ended December 31, 2025 is a $6.5 million gain related to a bad debt expense recovery due to a settlement of a claim with a customer and vendor.

	Year ended December 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	ASH	Total
Revenues	$68,371	$43,255	$60,413	$10,512	$34,500	$98,238	$38,057	$353,346

Cost of operations	87,137	31,434	47,791	7,606	35,272	62,248	24,416	295,904
Selling general and administrative expenses	1,956	6,783	9,459	1,187	16,030	14,661	2,888	52,964
Restructuring expenses	64	—	49	—	766	—	—	879
Research and development costs	—	—	276	54	605	603	57	1,595
Impairment of long-lived assets	—	—	5,838	—	—	—	—	5,838
Loss on asset disposals, net	—	—	47	—	374	—	—	421
Total costs and expenses	89,157	38,217	63,460	8,847	53,047	77,512	27,361	357,601
Operating (loss) income	(20,786)	5,038	(3,047)	1,665	(18,547)	20,726	10,696	(4,255)
Other (expense) income	(481)	177	(724)	(138)	(4,735)	(510)	(231)	(6,642)
(Loss) income from discontinued operations before tax	(21,267)	5,215	(3,771)	1,527	(23,282)	20,216	10,465	(10,897)
Expense (benefit) from income taxes	—	4,972	1,554	407	(2,747)	(632)	3	3,557
Gain (loss) on divestiture	—	44,876	15,891	(1,820)	—	—	—	58,947
(Loss) income from discontinued operations, net of tax	(21,267)	45,119	10,566	(700)	(20,535)	20,848	10,462	44,493
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	136	—	136
(Loss) income attributable to stockholders from discontinued operations	$(21,267)	$45,119	$10,566	$(700)	$(20,535)	$20,712	$10,462	$44,357

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

	Year ended December 31, 2023
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	ASH	Total
Revenues	$34,725	$96,411	$84,884	$9,388	$81,359	$102,612	$37,255	$446,634

Cost of operations	80,794	69,517	68,278	5,835	81,021	64,262	22,064	391,771
Selling general and administrative expenses	15,168	13,219	12,287	1,341	14,478	14,075	2,061	72,629
Restructuring expenses	—	—	76	—	1,527	—	—	1,603
Research and development costs	—	—	300	132	812	689	46	1,979
Loss (gain) on asset disposals, net	143	(30)	1	—	(46)	—	—	68
Impairment of long-lived assets	56,556	—	—	—	—	—	—	56,556
Total costs and expenses	152,661	82,706	80,942	7,308	97,792	79,026	24,171	524,606
Operating (loss) income	(117,936)	13,705	3,942	2,080	(16,433)	23,586	13,084	(77,972)
Other (expense) income	(402)	76	(1,481)	393	(6,452)	925	37	(6,904)
(Loss) income from discontinued operations before tax	(118,338)	13,781	2,461	2,473	(22,885)	24,511	13,121	(84,876)
Expense (benefit) from income taxes	—	1,647	742	511	(4,231)	3,951	263	2,883
(Loss) income from discontinued operations, net of tax	(118,338)	12,134	1,719	1,962	(18,654)	20,560	12,858	(87,759)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	—	—	237	—	237
(Loss) income attributable to stockholders from discontinued operations	$(118,338)	$12,134	$1,719	$1,962	$(18,654)	$20,323	$12,858	$(87,996)

The following table provides the major classes of assets and liabilities of the disposal groups included in assets held for sale and liabilities held for sale in the Consolidated Balance Sheets:

	December 31, 2024
(in thousands)	Solar	Vølund	Diamond Power	ASH	Total
Cash	$1,255	$2,200	$—	$—	$3,455
Accounts receivable – trade, net	2,814	7,202	18,168	2,742	30,926
Contracts in progress	4,157	10,023	3,011	243	17,434
Inventories, net	—	2,365	44,087	6,507	52,959
Other current assets	90	371	1,519	43	2,023
Total current assets	8,316	22,161	66,785	9,535	106,797

Net property, plant and equipment and finance leases	3,246	124	8,672	61	12,103
Intangible assets, net	7,833	211	352	1,058	9,454
Goodwill	—	—	30,727	—	30,727
Deferred income taxes	—	—	40	(167)	(127)
Right-of-use assets	53	1,358	15,887	—	17,298
Other assets	9	243	6,651	—	6,903
Total assets held for sale (1)	$19,457	$24,097	$129,114	$10,487	$183,155

Accounts payable	$30,365	$5,980	$8,958	$3,777	$49,080
Accrued employee benefits	—	518	1,029	—	1,547
Advance billings on contracts	961	5,855	664	1,433	8,913
Accrued warranty expense	1,176	845	699	94	2,814
Operating lease liabilities	26	288	346	—	660
Other accrued liabilities	4,504	190	7,227	725	12,646
Current borrowings	511	—	—	—	511
Total current liabilities	37,543	13,676	18,923	6,029	76,171

Borrowings, net of current portion	874	—	—	—	874
Operating lease liabilities, net of current portion	29	1,075	16,514	—	17,618
Deferred tax liability	—	—	1,228	—	1,228
Other noncurrent liabilities	1,199	—	416	—	1,615
Total liabilities held for sale (1)	$39,645	$14,751	$37,081	$6,029	$97,506

Reported as:
Current assets held for sale (1)	$19,457	$24,097	$129,114	$10,487	$183,155
Current liabilities held for sale (1)	39,645	14,751	37,081	6,029	97,506
(1) BWRS, SPIG and GMAB were sold in 2024, therefore, no balances are left to disclose.

The depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations are as follows:

	Year ended December 31, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$37	$—	$—	$397	$13	$447
Impairment of long-lived assets	7,846	—	1,121	—	—	8,967
Gain (loss) on divestiture	—	1,014	(36,787)	53,166	21,471	38,864

Changes in operating assets and liabilities:
Accounts receivable - trade, net	2,816	—	5,092	18,168	2,742	28,818
Contracts in progress	1,446	—	9,101	3,011	243	13,801
Accounts payable	(26,471)	—	(3,389)	(8,957)	(3,777)	(42,594)
Advance billings on contracts	(212)	—	(4,461)	(664)	(1,433)	(6,770)

Purchase of property, plant and equipment	(499)	—	(2)	(271)	—	(772)

	Year ended December 31, 2024
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$—	$948	$3,014	$4	$495	$1,049	$2	$5,512
Impairment of long-lived assets	—	—	5,838	—	—	—	—	5,838
Gain (loss) on divestiture	—	44,876	15,891	(1,820)	—	—	—	58,947

Purchase of property, plant and equipment	(690)	(352)	(964)	(26)	(128)	(1,170)	—	(3,330)

	Year ended December 31, 2023
(in thousands)	Solar	BWRS	SPIG	GMAB	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$952	$1,856	$3,570	$4	$916	$419	$1	$7,718
Impairment of long-lived assets	56,556	—	—	—	—	—	—	56,556

Purchase of property, plant and equipment	(1,857)	(1,355)	(774)	(7)	(43)	(1,178)	—	(5,214)

NOTE 6 – SEGMENT REPORTING

Our operations are assessed as one reportable segment, B&W.

In the fourth quarter of 2025, we reassessed our segment structure as a result of the completion of our strategic shift to streamline and simplify the business. This transformation included the divestiture of certain non-core assets, as described in Note 4 to the Consolidated Financial Statements. As a result of this transformation, we have determined we have one operating and reportable segment, labeled as B&W. The revised segment presentation has been applied retrospectively to all periods presented.

The Company's CODM is the chief executive officer and chairman of the Board of Directors. The CODM assesses performance on a consolidated basis, using the segment's Loss from continuing operations as its profitability metric. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about our operating and capital resources. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets.

An analysis of our operations by revenue type is as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Revenues:
B&W
Parts	$241,580	$206,406	$202,700
Projects	186,914	196,725	173,660
Construction	159,182	177,908	211,088
Total Revenue	$587,676	$581,039	$587,448

The following table presents Revenues, significant expenses and Loss from continuing operations for our consolidated segment:

	Year ended December 31,
(in thousands)	2025	2024	2023
Revenues	$587,676	$581,039	$587,448
Less:
Cost of operations (1)	438,686	449,389	459,953
Selling, general and administrative expenses (1)	114,943	119,403	127,083
Depreciation and amortization (2)	9,677	10,075	13,881
Interest expense, net	36,046	45,495	41,654
Benefit plans, net	9,782	31,230	38,406
Other expense, net (3)	3,110	16,918	10,079
Income tax expense	8,280	12,801	5,604
Loss from continuing operations	$(32,848)	$(104,272)	$(109,212)
(1) Excludes depreciation and amortization.
(2) Depreciation and amortization is included in Cost of operations and Selling, general and administrative expenses on the Consolidated Statement of Operations.
(3) Other expense, net includes Research and development costs, Impairment of long-lived assets, Loss (gain) on asset disposals, net, Gain (loss) on debt extinguishment and Foreign exchange as presented on the Consolidated Statement of Operations.

Information about our consolidated operations in different geographic areas:

	Year ended December 31,
(in thousands)	2025	2024	2023
REVENUES (1)
United States	$418,002	$388,193	$420,836
Canada	90,610	69,905	80,861
United Kingdom	15,467	49,674	35,723
Indonesia	16,272	13,197	11,507
Philippines	10,947	10,483	2,478
Aggregate of all other countries, each with less than $10 million in revenues	36,378	49,587	36,043
	$587,676	$581,039	$587,448
(1) We allocate geographic revenues based on the location of the customer's operations.

	Year ended December 31,
(in thousands)	2025	2024
NET PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES
United States	$52,173	$46,127
Mexico	11,478	13,974
Aggregate of all other countries	1,882	759
	$65,533	$60,860

NOTE 7 – REVENUE RECOGNITION AND CONTRACTS

Revenue Recognition

We generate the vast majority of our revenues from the supply of, and aftermarket services for, steam-generating, environmental and auxiliary equipment. We had one customer that comprised more than 10% of our consolidated revenues as of December 31, 2025 and no single customer comprised 10% or more of our consolidated revenues in 2024 or 2023. Our revenue recognition accounting policy is described in more detail in Note 2.

Contract Balances

The following represents the components of Accounts receivable - trade, net, Contracts in progress and Advance billings on contracts included in the Consolidated Balance Sheets. We are also including accrued contract losses included in Other accrued liabilities in the Consolidated Balance Sheets:

(in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Accounts receivable - trade, net	$118,383	$91,767	$26,616	29%
Contracts in progress	72,808	79,149	(6,341)	(8)%
Advance billings on contracts	111,987	56,381	55,606	99%
Accrued contract losses	469	217	252	116%

(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Accounts receivable - trade, net	$91,767	$77,467	$14,300	18%
Contracts in progress	79,149	46,014	33,135	72%
Advance billings on contracts	56,381	52,085	4,296	8%
Accrued contract losses	217	46	171	372%

For the years ended December 31, 2025, 2024 and 2023, we recognized 92%, 92% and 85% of the revenue related to amounts that were included in advance billings on contracts as of December 31, 2024, 2023 and 2022, respectively.

The following amounts represent retainage on contracts:

(in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Retainage expected to be collected within one year	$957	$3,781	$(2,824)	(75)%
Retainage expected to be collected after one year	579	193	386	200%
Total retainage	$1,536	$3,974	$(2,438)	(61)%

Retainage is a holdback of final payment from a customer upon completion of a contract for a set period of time. Retainage is included in advance billings on contracts or contracts in progress in the Consolidated Balance Sheets as of December 31, 2025 and 2024. All long-term retainage at December 31, 2025 is expected to be collected by the end of 2027.

Backlog

At December 31, 2025 we had $423.6 million of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 90%, 9% and 1% of its remaining performance obligations as revenue in 2026, 2027 and thereafter, respectively.

NOTE 8 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Consolidated Balance Sheets are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials and supplies	$58,337	$54,673
Work in progress	2,361	2,978
Finished goods	182	644
Total inventories, net	$60,880	$58,295

NOTE 9 – PROPERTY, PLANT & EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Consolidated Balance Sheets:

(in thousands)	December 31, 2025	December 31, 2024
Land	$1,493	$1,493
Buildings	16,557	16,813
Machinery and equipment	100,937	94,798
Property under construction	19,520	13,129
	138,507	126,233
Less accumulated depreciation	94,612	89,954
Net property, plant and equipment	43,895	36,279
Finance leases	33,960	34,920
Less finance lease accumulated amortization	12,322	10,339
Net property, plant and equipment and finance leases	$65,533	$60,860

NOTE 10 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

In July 2025, we allocated $30.8 million of goodwill to our Diamond Power business in connection with its sale, as discussed further in Note 5 to the Consolidated Financial Statements. We did not identify any impairment in the retained goodwill balances subsequent to the allocation of goodwill to the Diamond Power business.

In the fourth quarter of 2025, our reporting units changed as part of our reassessment of our reportable segment structure. See Note 6 to the Consolidated Financial Statements for further discussion of our assessment.

The annual quantitative assessment was performed using a combination of the income approach (discounted cash flows), the market approach and the guideline transaction method. The income approach uses the reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer to account for uncertainties within the projections. The income approach uses assumptions based on the reporting unit's estimated revenue growth, operating margin, and working capital turnover. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar characteristics to the reporting unit. The guideline transaction method estimates fair value by applying recent observed transaction multiples from transactions involving companies with similar characteristics to the reporting unit's business. The fair market value calculated in the quantitative assessment exceeded the carrying amount of each of the reporting units by more than 100% at October 1, 2025.

The following summarizes the changes in the net carrying amount of goodwill in the Consolidated Balance Sheets:

(in thousands)
Balance at December 31, 2023	$54,297
Currency translation adjustments	(2,886)
Balance at December 31, 2024	$51,411
Currency translation adjustments	1,686
Balance at December 31, 2025	$53,097

NOTE 11 – INTANGIBLE ASSETS, NET

Intangible assets are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Definite-lived intangible assets
Customer relationships	$26,406	$25,461
Unpatented technology	3,701	3,703
Patented technology	1,912	1,912
Trade names	1,828	1,792
All other	275	275
Gross value of definite-lived intangible assets	34,122	33,143
Customer relationships amortization	(14,367)	(11,717)
Unpatented technology amortization	(1,470)	(1,128)
Patented technology amortization	(1,441)	(1,159)
Trade names amortization	(1,302)	(1,224)
All other amortization	(275)	(275)
Accumulated amortization	(18,855)	(15,503)
Total intangible assets, net	$15,267	$17,640
The following summarizes the changes in the carrying amount of intangible assets, net:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$17,640	$22,146
Amortization expense	(2,947)	(3,054)
Currency translation adjustments	574	(1,452)
Balance at end of the period	$15,267	$17,640
Amortization of intangible assets is included in Cost of operations and SG&A in the Consolidated Statement of Operations.

Estimated future intangible asset amortization expense, during the year ended December 31, 2025 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2026	$2,876
Year ending December 31, 2027	2,876
Year ending December 31, 2028	2,618
Year ending December 31, 2029	2,618
Year ending December 31, 2030	2,618
Thereafter	1,661

NOTE 12 – LEASES

The Company leases property, plant and equipment, which primarily includes real estate and vehicles. We determine if an arrangement is a lease at inception. Operating leases are included in Right-of-use assets, Operating lease liabilities and Operating lease liabilities, net of current portion in the Consolidated Balance Sheets. Finance leases are included in Net property, plant and equipment and finance leases, financing lease liabilities and financing lease liabilities, net of current portion in the Consolidated Balance Sheets.

Amounts relating to leases are presented in the Consolidated Balance Sheets in the following line items:

(in thousands)
Assets:	Classification	December 31, 2025	December 31, 2024
Operating lease assets	Right-of-use assets	$17,651	$16,902
Finance lease assets	Net property, plant and equipment and finance leases	21,638	24,581
Total non-current lease assets		$39,289	$41,483

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities	$3,819	$3,204
Finance lease liabilities	Financing lease liabilities	1,894	1,644
Non-current
Operating lease liabilities	Operating lease liabilities, net of current portion	15,125	13,801
Finance lease liabilities	Financing lease liabilities, net of current portion	26,742	28,501
Total lease liabilities		$47,580	$47,150

The components of lease expense included in the Consolidated Statements of Operations are as follows:

		Year ended December 31,
(in thousands)	Classification	2025	2024	2023
Operating lease expense:
Operating lease expense	Selling, general and administrative expenses	$4,930	$4,561	$3,751
Short-term lease expense	Selling, general and administrative expenses	1,358	1,940	2,122
Variable lease expense (1)	Selling, general and administrative expenses	69	396	300
Total operating lease expense		6,357	6,897	6,173

Finance lease expense:
Amortization of right-of-use assets	Cost of operations	2,132	2,116	2,080
Interest on lease liabilities	Interest expense	2,427	2,037	2,813
Total finance lease expense		4,559	4,153	4,893

Net lease cost		$10,916	$11,050	$11,066
(1) Variable lease expense primarily consists of common area maintenance expenses paid directly to lessors of real estate leases.

We incurred an impairment of $1.0 million related to the reduction of our real estate footprint for the year ended December 31, 2025.

Other information related to leases is as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$6,039	$4,543	$3,788
Operating cash flows - finance leases	2,343	2,155	2,235
Financing cash flows - finance leases	1,674	1,369	1,195

(dollars in thousands)	December 31, 2025	December 31, 2024
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,778	$10,403
Finance leases	41	4,333

Weighted-average remaining lease term:
Operating leases (in years)	7.4	8.2
Finance leases (in years)	8.5	9.5
Weighted-average discount rate:
Operating leases	7.1%	8.3%
Finance leases	8.0%	8.0%

Future minimum lease payments required under non-cancellable leases as of December 31, 2025 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2026	$4,940	$4,096	$9,036
2027	4,349	4,154	8,503
2028	3,729	4,212	7,941
2029	2,601	6,732	9,333
2030	1,900	3,942	5,842
Thereafter	7,688	17,035	24,723
Total	25,207	40,171	65,378
Less imputed interest	(6,263)	(11,535)	(17,798)
Lease liability	$18,944	$28,636	$47,580

NOTE 13 – ACCRUED WARRANTY EXPENSE

We may offer assurance type warranties on products and services sold to customers. Changes in the carrying amount of our accrued warranty expense are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$2,654	$3,521	$5,813
Additions	1,221	2,651	3,089
Expirations and other changes	(1,498)	(3,069)	(3,621)
Payments	(98)	(467)	(1,767)
Translation and other (1)	1,305	18	7
Balance at end of period	$3,584	$2,654	$3,521
(1) 2025 balance includes $1.3 million of liabilities no longer held for sale as of December 31, 2025. See Note 5 to the Consolidated Financial Statements for further information.

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

Obligations and funded status

	Pension Benefits Year Ended December 31,		Other Benefits Year Ended December 31,
(in thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$798,366	$870,018	$5,414	$6,343
Service cost	317	353	19	17
Interest cost	40,337	40,819	248	274
Plan participants' contributions	—	—	85	99
Settlements	(541)	—	—	—
Amendment	—	461	—	—
Actuarial loss (gain)	19,138	(37,856)	156	(318)
Spin-off transfer	(7,523)	—	—	—
Foreign currency exchange rate changes	871	(1,537)	50	(90)
Benefits paid	(73,012)	(73,892)	(956)	(911)
Benefit obligation at end of period	$777,953	$798,366	$5,016	$5,414
Change in plan assets: (1) (2)
Fair value of plan assets at beginning of period	$613,343	$705,203	$—	$—
Actual return on plan assets	50,434	(27,522)	—	—
Employer contribution	24,366	11,392	871	812
Spin-off transfer	(7,523)	—	—	—
Plan participants' contributions	—	—	85	99
Foreign currency exchange rate changes	1,076	(1,838)	—	—
Benefits paid	(73,012)	(73,892)	(956)	(911)
Fair value of plan assets at the end of period	608,684	613,343	—	—
Funded status	$(169,269)	$(185,023)	$(5,016)	$(5,414)

Amounts recognized in the balance sheet consist of:
Accrued employee benefits	$(1,063)	$(1,105)	$(769)	$(806)
Accumulated postretirement benefit obligation	—	—	(4,247)	(4,608)
Pension liability	(171,944)	(188,057)	—	—
Prepaid pension	3,738	4,139	—	—
Accrued benefit liability, net	$(169,269)	$(185,023)	$(5,016)	$(5,414)

Amount recognized in accumulated comprehensive income (before taxes):
Prior service cost	$—	$1,067	$—	$283

Supplemental information:
Plans with accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$761,161	$781,793	$—	$—
Accumulated benefit obligation	761,161	781,793	—	—
Fair value of plan assets	588,154	592,630	—	—
Plans with plan assets in excess of accumulated benefit obligation
Projected benefit obligation	$16,792	$16,574	$—	$—
Accumulated benefit obligation	16,792	16,574	—	—
Fair value of plan assets	20,531	20,713	—	—
(1) We had $28.6 million and $15.3 million in Fixed Income and Equity, respectively, as of December 31, 2025 relating to securities of the employer.
(2) We had $12.3 million and $4.0 million in Fixed Income and Equity, respectively, as of December 31, 2024 relating to securities of the employer.

Components of net periodic benefit cost included in net loss are as follows:

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2025	2024	2023	2025	2024	2023
Interest cost	$40,337	$40,819	$44,165	$248	$274	$360
Expected return on plan assets	(37,701)	(43,543)	(45,867)	—	—	—
Amortization of prior service cost	273	180	180	283	691	691
Recognized net actuarial loss (gain)	6,186	33,127	39,680	156	(318)	(803)
Benefit plans, net	9,095	30,583	38,158	687	647	248
Service cost included in COS (1)	317	353	339	19	17	17
Net periodic benefit cost	$9,412	$30,936	$38,497	$706	$664	$265
(1)    Service cost related to a small group of active participants is presented within Cost of operations in the Consolidated Statement of Operations.

Recognized net actuarial loss (gain) consists primarily of reported actuarial loss/gain and the difference between the actual return on plan assets and the expected return on plan assets. Total net MTM adjustments for our pension and other postretirement benefit plans were losses of $6.3 million, $32.8 million and $38.9 million in the years ended, December 31, 2025, 2024 and 2023, respectively. The recognized net actuarial loss (gain) was recorded in Benefit plans, net in the Consolidated Statements of Operations.

Assumptions

	Pension Benefits			Other Benefits
	Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023
Weighted average assumptions used to determine net periodic benefit obligations:
Comparative single equivalent discount rate	5.31%	5.57%	5.03%	4.82%	5.21%	4.94%
Rate of compensation increase	0.07%	0.07%	0.07%	—	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Comparative single equivalent discount rate	5.50%	5.03%	5.40%	4.82%	5.21%	4.94%
Expected return on plan assets	6.41%	6.47%	6.45%	—	—	—
Rate of compensation increase	0.07%	0.07%	0.07%	—	—	—

The expected rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, we use a building-block approach. Historic real return trends for the various asset classes in the plan's portfolio are combined with anticipated future market conditions to estimate the real rate of return for each asset class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each asset class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the asset classes within the total asset portfolio. We use an expected return on plan assets assumption of 6.5% for the majority of our pension plan assets (approximately 97% of our total pension assets at December 31, 2025).

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

Domestic plans: We sponsor the U.S. Plan, which is a domestic defined benefit plan. The assets of this plan are held by the Trustee in The Babcock & Wilcox Company Master Trust (the "Master Trust"). For the years ended December 31, 2025 and 2024, the investment return on domestic plan assets of the Master Trust (net of deductions for management fees) was approximately 8.6% and (4.5)%, respectively.

The following is a summary of the asset allocations for the Master Trust by asset category:

	Year ended December 31,
	2025	2024
Asset category:
United States government securities	14%	13%
Equity	4%	2%
Private credit	48%	45%
Hedge funds	22%	25%
Cash and cash equivalents	12%	15%
The target asset allocation for the Master Trust as of both December 31, 2025 and 2024 was 70% of alternative, liquid credit and direct lending funds, 20% of fixed income securities, and 10% of equity and other investments. We routinely reassess the target asset allocation with a goal of better aligning the expected cash flows from those assets to the anticipated benefit payments.

Foreign plans: We sponsor the Canadian Plans through certain of our foreign subsidiaries. The combined weighted average asset allocations of these plans by asset category were as follows:

	Year ended December 31,
	2025	2024
Asset category:
Fixed income	99%	99%
Other	1%	1%

The target allocation for 2025 for the foreign plans, by asset class, is as follows:

Canadian Plans
Asset class:
Fixed income and other	100%

Fair value of plan assets
See Note 22 below in the Consolidated Financial Statements for a detailed description of fair value measurements and the hierarchy established for valuation inputs. In accordance with ASC 820, Fair Value Measurements and Disclosures, certain investments that are measured at fair value using the net asset value ("NAV") per share practical expedient have not been classified in the fair value hierarchy. The investments that are measured at fair value using NAV per share included in the tables below are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of each period, which is presented in the first table above titled "Obligations and funded status". The following is a summary of total investments of our plans measured at fair value:

(in thousands)	Year ended December 31, 2025	Level 1	Level 2	Level 3
United States government securities	$79,424	$—	$79,424	$—
Fixed income	72,066	—	48,906	23,160
Equity	15,319	15,319	—	—
Private credit	174,913	—	—	174,913
Private equity	8,152	—	—	8,152
Hedge fund	37,806	—	—	37,806
Cash and accrued items	69,903	69,903	—	—
Investments measured at fair value	$457,583	$85,222	$128,330	$244,031
Investments measured at net asset value	151,101
Pending trades	—
Total pension and other postretirement benefit assets	$608,684

(in thousands)	Year ended December 31, 2024	Level 1	Level 2	Level 3
United States government securities	$77,641	$77,641	$—	$—
Fixed income	56,691	12,292	20,456	23,943
Equity	5,807	5,516	—	291
Private credit	213,304	—	—	213,304
Private equity	6,718	—	—	6,718
Hedge fund	57,410	—	—	57,410
Cash and accrued items	52,767	51,928	—	839
Investments measured at fair value	$470,338	$147,377	$20,456	$302,505
Investments measured at net asset value	143,084
Pending trades	(79)
Total pension and other postretirement benefit assets	$613,343

A reconciliation of Level 3 plan assets are as follows:

(in thousands)	Level 3
Balance at December 31, 2024	$302,505
Unrealized losses on assets held	(619)
Realized gains on assets sold	14,256
Purchases, sales, issuances and settlements, net	(72,111)
Balance at December 31, 2025	$244,031

Expected cash flows

	Domestic Plans		Foreign Plans
(in thousands)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Expected employer contributions to trusts of defined benefit plans:
2026	$27,015	$649	$10	$131
Expected benefit payments (1):
2026	70,994	649	1,308	131
2027	69,614	589	1,281	116
2028	68,241	533	1,284	96
2029	66,591	481	1,255	87
2030	64,837	431	1,207	82
2031-2035	293,686	1,517	5,694	319
(1) Pension benefit payments are made from their respective plan's trust.

We made contributions to our pension and other postretirement benefit plans totaling $25.2 million and $12.2 million during the years ended December 31, 2025 and 2024, respectively.

Additionally, during the third quarter of 2024, we were granted a waiver of required minimum contributions to the U.S. Plan by the PBGC, which was subject to us providing acceptable collateral to the PBGC. The waiver reduced cash funding requirements in 2024 by $15.0 million and increased contributions annually over the subsequent 5-year period.

Defined contribution plans

We provide benefits under The B&W Thrift Plan (the "Thrift Plan"), after minimum service requirements are met. The Thrift Plan generally provides for matching employer contributions. Employer matching contributions are typically made in cash. Amounts charged to expense for employer contributions under the Thrift Plan total approximately $4.4 million, $4.5 million and $4.0 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Also, our salaried Canadian employees are eligible to participate in a defined contribution plan, after minimum service requirements are met. The amount charged to expense for employer contributions was approximately $0.3 million in each of the years ended December 31, 2025, 2024 and 2023.

Multi-employer plans

One of our subsidiaries contributes to various multi-employer plans. Multi-employer plan assets are commingled among employers; therefore, unlike a single‑employer plan, we are exposed to funding shortfalls arising from other employers' participation and may face higher future contributions or withdrawal assessments. The plans generally provide defined benefits to substantially all unionized workers in this subsidiary. The following table summarizes our contributions to multi-employer plans for the years ended December 31, 2025, 2024 and 2023:

(in millions)		Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Contributions			Surcharge Imposed	Expiration Date Of Collective Bargaining Agreement

Pension Fund	EIN/PIN	2025	2024	2023		2025	2024	2023
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Red	Red	Red	Yes	$7.3	$10.1	$13.4	No	Described Below
All other						1.8	1.5	1.2
						$9.1	$11.6	$14.6

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

NOTE 15 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

The components of our Senior Notes due 2026 at December 31, 2025 are as follows:

(in thousands)	6.50% (1)
Senior Notes due 2026	$84,792
Unamortized deferred financing costs	(919)
Net debt balance	$83,873

The components of our Senior Notes due 2026 at December 31, 2024 are as follows:

	Senior Notes
(in thousands)	8.125% (2)	6.50% (1)	Total
Senior Notes due 2026	$193,035	$151,440	$344,475
Unamortized deferred financing costs	(1,659)	(2,757)	(4,416)
Unamortized premium	168	—	168
Net debt balance	$191,544	$148,683	$340,227
(1) The 6.50% Senior Notes mature in December 2026 and is included in current liabilities in the Consolidated Balance Sheets at December 31, 2025 and noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2024. As of December 31, 2025 the 6.50% Senior Notes bear an effective interest rate of 7.6%.
(2) The 8.125% Senior Notes had a maturity date of February 2026, and were fully redeemed at December 31, 2025. $191.5 million is included in noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2024.

During the second quarter of 2025, $84.0 million aggregate principal amount of our 8.125% Senior Notes and $47.8 million aggregate principal amount of our 6.50% Senior Notes (collectively, the "Exchanged Notes") were repurchased and cancelled in connection with the privately negotiated exchange described below.

During the third quarter of 2025, we completed a cash tender offer for $8.3 million of our 8.125% Senior Notes and 6.50% Senior Notes. A gain of $1.7 million was recognized as part of this transaction and is included in Gain (loss) on debt extinguishment on the Consolidated Statement of Operations.

During the third quarter of 2025, $5.0 million of our 8.125% Senior Notes and $10.0 million of our 6.50% Senior Notes were exchanged for $15.0 million of our 8.75% Senior Notes.

During the fourth quarter of 2025 we completed the redemption of our 8.125% Senior Notes in the amount of $98.4 million, settling the debt obligation in full. We also repurchased $6.1 million of our 6.50% Senior Notes in the fourth quarter of 2025.

Senior Notes Due 2030

The components of our Senior Notes due 2030 at December 31, 2025 are as follows:

(in thousands)	8.75% (1)
Senior Notes due 2030	$129,473
Unamortized deferred financing costs	(5,867)
Unamortized premium	27,364
Net debt balance	$150,970
(1) The 8.75% Senior Notes mature in June 2030 and is included in noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2025. As of December 31, 2025 the 8.75% Senior Notes bear an effective interest rate of 4.6%.

In May 2025, we completed privately negotiated exchange transactions (the "Exchanges") in which we issued $100.7 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 (the "Senior Secured Notes Due 2030") as consideration for the Exchanged Notes. The Senior Secured Notes Due 2030 are unconditionally guaranteed jointly and severally by all of our direct and indirect wholly-owned restricted subsidiaries, subject to certain excluded subsidiaries (collectively, the "Guarantors"). The Senior Secured Notes Due 2030 are secured by substantially all of our assets and the assets of the Guarantors. The security interests in our assets are subject to an intercreditor agreement pursuant to which the Senior Secured Notes Due 2030 are subordinated in right of payment and lien priority to the satisfaction in full of (i) the obligations and satisfaction of the liens under our Credit Agreement (described below), (ii) the obligations and lien under the junior secured promissory note with B. Riley and (iii) certain obligations secured by a lien in favor of the Pension Benefit Guaranty Corporation (a wholly owned United States government corporation and agency acting on behalf of the B&W Pension Plan (as defined below)) in connection with its waiver of required minimum contributions to the Retirement Plan for Employees of Babcock & Wilcox Commercial Operations (the "B&W Pension Plan").

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

The indenture governing the Senior Secured Notes Due 2030 contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries' ability to incur additional indebtedness or liens, and certain events of default, including with respect to a failure to make payments under the Senior Secured Notes Due 2030 and certain bankruptcy and insolvency events.

As a result of the Company's financial situation as a going concern entity at the time of refinancing, and the fact the creditors have granted concessions, the Exchanges were accounted for as a troubled debt restructuring. Therefore, the Company recognized the difference between the face value of the original 8.125% Senior Notes and 6.50% Senior Notes and the face value of the 8.75% Senior Notes as debt premium, which it amortizes using the effective interest method over the new 5-year term through May 2030.

During the year ended December 31, 2025, we made $13.8 million of in-kind contributions of our Senior Secured Notes Due 2030 to settle Company obligations.

Credit Agreement with Axos

We entered into the Credit Agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer.

The Credit Agreement provides for an up to $150.0 million asset-based Credit Facility, including a $100.0 million letter of credit sublimit. Our obligations under the Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley originally provided a guaranty of payment with regard to our obligations under the Credit Agreement, however this guaranty is no longer in place (refer to Note 24 to the Consolidated Financial Statements which outlines that the guaranty was cancelled in February 2026 under the Tenth Amendment to the Credit Agreement - "the Tenth Amendment"). We used and expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) provide for working capital needs, (ii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement, and (iii) provide for general corporate purposes.

The Credit Agreement has a maturity date of January 18, 2028, provided that by November 30, 2026, the 6.50% Senior Notes have not been repaid, defeased, or otherwise satisfied in full or refinanced, or the maturity date has not otherwise been extended to a date on or after July 18, 2028, then November 30, 2026, as amended by the Tenth Amendment.

The interest rates applicable under the Credit Agreement are: (i) with respect to SOFR Loans, (a) SOFR plus 5.25% if the outstanding principal amount of loans is equal to or less than $100.0 million or (b) SOFR plus 4.00% if the outstanding principal amount of loans is greater than $100.0 million; (ii) with respect to Base Rate Loans, the greater of (a) the Federal Funds Rate plus 2.00% plus the Applicable Margin, (b) the prime rate as designated by Axos plus the Applicable Margin, and (c) Daily Simple SOFR plus 1.00% plus the Applicable Margin; and (iii) with respect to the default rate under the Credit Agreement, the then-existing interest rate plus 2.00%.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At December 31, 2025, after giving consideration to the Amendments to the Credit Agreement, we are in compliance with all financial and other covenants contained in the Credit Agreement.

The key terms of the Credit Agreement described above reflect the various amendments completed since the original Credit Agreement was entered into and reflect changes in the Company's capital structure, borrowing base, collateral requirements and financial covenant levels. These amendments addressed, among other items, (i) authorization of specified asset dispositions, (ii) adjustments to borrowing base components, including increases in inventory valuation percentages and changes to PBGC reserve requirements, (iii) temporary and permanent modifications to minimum liquidity thresholds, (iv) deferral or modification of certain covenant ratios, (v) add‑backs related to discontinued operations and capital expenditures for covenant calculations and (vi) updates to maturity provisions tied to the refinancing or repayment of other outstanding debt instruments.

On February 25, 2026, the Company with certain subsidiaries of the Company as guarantors, B. Riley, and the lenders party to the Credit Agreement with Axos, as administrative agent, entered into the Tenth Amendment to the Credit Agreement. Pursuant to the Tenth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) increase the amounts available to be borrowed based on inventory and receivables in the borrowing base under the Credit Agreement; (ii) extend the maturity date of the Credit Agreement to January 18, 2028; (iii) suspend the PBGC Reserve (provided that the PBGC Reserve shall be re-imposed in the amount of $3.0 million on January 1, 2027 unless the Company has provided evidence to Axos that the $3.0 million installment due to the PBGC on or prior to September 15, 2026 has been paid); (iv) modify the covenants relating to deposit account control agreements and institutions to allow for certain holdings in foreign currencies; and (v) release B. Riley as a specified guarantor thereunder (see Note 24 to the Consolidated Financial Statements).

At December 31, 2025, we had a total of $66.8 million outstanding on the Credit Agreement, which includes $0.0 million drawn on the revolving credit portion of the facility and $66.8 million drawn on the letter of credit portion. At December 31, 2025, cash collateralizing the letters of credit totaling $66.8 million is classified as Current restricted cash and Long-term restricted cash included in the Consolidated Balance Sheets. The weighted average interest rate on short-term obligations outstanding as of December 31, 2025 and 2024 was 9.1% and 9.5%, respectively.

Revolving and Letter of Credit Agreements

In June 2021, we entered into the Revolving Credit Agreement with PNC as administrative agent, and the Letter of Credit Agreement, pursuant to which PNC agreed to issue up to $110.0 million in letters of credit that were secured in part by cash collateral provided by MSD, as well the Reimbursement Agreement and the Debt Facilities. Our obligations under the Debt Facilities were guaranteed by certain of our existing and future domestic and foreign subsidiaries. B. Riley, a related party, provided a guaranty of payment with regard to our obligations under the Reimbursement Agreement. The Debt Facilities were effectively replaced by our Credit Agreement with Axos that began in January 2024. The Revolving Credit Agreement with PNC was terminated in connection with our entry into the Credit Agreement and we transitioned letters of credit outstanding under the Letter of Credit Agreement and Reimbursement Agreement to the Credit Agreement. All outstanding letters of credit were transitioned to the Credit Agreement by September 30, 2024, and the Letter of Credit Agreement and Reimbursement Agreement were terminated at that time. We recognized a loss on debt extinguishment of $7.3 million in the year ended December 31, 2024 related to the write-off of unamortized deferred financing fees and other costs incurred to exit the Debt Facilities.

A summary of usage of letters of credit under domestic facilities is as follows:

	December 31,
(in thousands)	2025	2024
Letters of credit under domestic facilities:
Performance letters of credit	$45,236	$22,421
Financial letters of credit	14,365	18,550
Total outstanding	$59,601	$40,971

Backstopped letters of credit	$7,194	$750
Surety backstopped letters of credit	16,452	15,742
Letters of credit subject to currency revaluation	27,105	4,126

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

	December 31,
(in thousands)	2025	2024
Letters of credit under non-domestic facilities	$6,545	$477
Surety Bonds	253,407	177,766

Our ability to obtain and maintain sufficient capacity under our current Debt Facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Loans Payable

As of December 31, 2025, we had loans payable of approximately $8.4 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions. The remaining future cash payments related to the sale-leaseback financing transactions for each year ending December 31 are as follows:

(in thousands)
2026	$765
2027	782
2028	800
2029	818
2030	836
Thereafter	11,677
Total minimum liability requirements	15,678
Imputed interest	(6,744)
Total	$8,934

As of December 31, 2024, we had loans payable of approximately $9.3 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

During the year ended December 31, 2025, we received a payment of $5.0 million from the State of West Virginia relating to our BrightLoop™ project which is considered a forgivable loan. The loan will be forgiven in full when certain employment and capital expenditure milestones are met during the course of project.

Interest expense in the Consolidated Financial Statements consisted of the following components:

	Year ended December 31,
(in thousands)	2025	2024	2023
Components associated with borrowings from:
Senior Notes due 2026	$16,961	$25,512	$25,601
Senior Notes due 2030	6,729	—	—
Revolving Credit Agreement	2,961	4,892	1,494
	26,651	30,404	27,095
Components associated with amortization or accretion of:
Revolving Credit Agreement	4,585	6,149	4,643
Senior Notes due 2026	2,035	2,606	2,525
Senior Notes due 2030	(3,075)	—	—
	3,545	8,755	7,168

Components associated with interest from:
Lease liabilities	2,427	2,037	2,813
Letter of Credit interest and fees	4,498	3,942	3,519
Other interest expense	1,018	1,007	1,966
Capitalized interest	(607)	—	—
	7,336	6,986	8,298
Total interest expense	$37,532	$46,145	$42,561

NOTE 16 – CAPITAL STOCK

Preferred Stock

During the twelve months ending December 31, 2025, our Board of Directors approved dividends totaling $14.9 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at December 31, 2025, and all declared dividends have been paid as of December 31, 2025.

Common Stock

In April 2024, we entered into the Sales Agreement with the Agents, in connection with an at-the-market offering. As of December 31, 2025 and 2024, 15.0 million and 5.0 million shares, respectively, have been sold pursuant to the Sales Agreement, for net proceeds of $32.5 million and $7.9 million, respectively.

In November 2025, we entered into the 2025 Sales Agreement with the 2025 Agents, in connection with the offer and sale from time to time by us of shares of our common stock, having an aggregate offering price of up to $200.0 million through the 2025 Agents. As of December 31, 2025, 18.7 million shares have been sold pursuant to the 2025 Sales Agreement for net proceeds of $95.7 million.

Applied Digital

On November 4, 2025, we entered into a limited notice to proceed ("LNTP") with Applied Digital for a project to design and install four 300-megawatt natural gas-fired power plants consisting of boilers and associated steam turbines to deliver power for an AI factory. As further discussed in Note 24 to the Consolidated Financial Statements, we and Base Electron, an IPP backed by Applied Digital, entered into a definitive written agreement in relation to the project (the "Definitive Agreement") which outlined additional terms and conditions for the project. The plant is targeted to begin operation in 2028.

In connection with the entry into the LNTP, we issued to Applied Digital, in a private placement, (i) 0.5 million shares of common stock, par value $0.01 per share for a purchase price of $2 million and (ii) a warrant (the "Initial Warrant") exercisable to purchase 2.6 million shares of our common stock at an exercise price of $4.11, subject to registration rights.

Under the terms of the Initial Warrant, it is classified as a liability-based award which requires calculation of fair value for each reporting period until settled or expired. As of December 31, 2025, we calculated a fair value of the Initial Warrant of $8.3 million which is recorded in Other accrued liabilities in the Condensed Balance Sheets.

We used the following assumptions to determine the fair value of the Initial Warrant granted as of December 31, 2025:

Risk-free interest rate	3.84%
Expected volatility	105%
Exercise price	$4.11
Remaining term of warrant	7 years

In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the remaining duration of the grant, which we convert to a continuously compounded rate. We based estimated volatility on the historical returns of our stock price and selected guideline companies over the remaining term of the grant.

The LNTP also granted to Applied Digital additional warrants to purchase up to 7.86 million shares of our common stock, on the same terms as the Initial Warrant, which was unvested as of December 31, 2025, but vested as a result of the execution of the Definitive Agreement as outlined in Note 24 to the Consolidated Financial Statements.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents and current and long-term restricted cash reported within the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2025	2024	2023
Held by foreign entities	$9,048	$20,790	$44,388
Held by U.S. entities	80,408	6,065	20,947
Cash and cash equivalents	89,456	26,855	65,335

Reinsurance reserve requirements	2,407	2,024	380
Project indemnity collateral (1)	32,264	12,878	—
Bank guarantee collateral	—	—	1,823
Letters of credit collateral (2)	66,801	89,265	584
Hold-back for acquisition purchase price	—	—	2,950
Escrow for long-term project	10,432	42	297
Current and Long-term restricted cash and cash equivalents	111,904	104,209	6,034
Total Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (3)	$201,360	$131,064	$71,369
(1) We released $5.7 million in project indemnity restricted cash collateral for the Letter of Credit Agreement in 2023.
(2) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current restricted cash and Long-term restricted cash in the Consolidated Balance Sheets.
(3) Includes cash held at discontinued operations of $3.5 million and $27.3 million at December 31, 2024 and 2023, respectively.

NOTE 18 – STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded in 2025. As of December 31, 2025, there were nominal shares outstanding and exercisable, at a weighted average exercise price of $63.57 and $63.55, respectively, and a weighted average remaining contractual term of 1.7 years.

Restricted stock units

Non-vested restricted stock units activity for the year ended December 31, 2025 is as follows:

(in thousands, except share amounts)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	1,740	$2.33
Granted	1,808	1.29
Vested	(1,422)	2.06
Cancelled/forfeited	(125)	1.63
Non-vested at end of period	2,001	1.31

As of December 31, 2025, total compensation expense not yet recognized related to non-vested restricted stock units was $2.2 million and the weighted-average period in which the expense is expected to be recognized is 2.0 years. As of December 31, 2025, total compensation expense was $2.6 million.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management. The number of market-based RSUs granted was 0.96 million. The RSUs will vest if our closing stock price on the NYSE is equal to or higher than the Stock Price Goal of $12.00 per share during the performance period, which expires on the 5th anniversary of the Grant Date. The $6.70 grant date fair value per market-based RSU was determined using a Monte Carlo simulation approach. There was no compensation expense for the year ended December 31, 2025.

Restricted stock units with market conditions activity for the year ended December 31, 2025 was as follows:

(in thousands, except share amounts)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	595	$6.70
Cancelled/forfeited	(75)	6.70
Non-vested at end of period	520	6.70

Stock Appreciation Rights (SARs)

In December 2018, we granted stock appreciation rights to certain employees ("Employee SARs") and to a non-employee related party, BRPI Executive Consulting, LLC ("Non-employee SARs"). The SARs expire ten years after the grant date and primarily vest 100% upon completion after the required years of service. Upon vesting, SARs may be exercised within 10 business days following the end of any calendar quarter during which the volume weighted average share price is greater than the share price goal. Upon exercise of the SARs, holders receive a cash-settled payment equal to the number of SARs that are being exercised multiplied by the difference between the stock price on the date of exercise minus the SARs base price. Employee SARs were issued under the Fourth Amended and Restated 2015 LTIP, and Non-employee SARs were issued under a Non-employee SARs agreement. The liability method was used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement.

In September 2024, the former Non‑employee SAR holder became an employee of the Company. As of December 31, 2025, there were two holders of Employee SARs, as all other SARs terminated upon the holders departure from the Company.

We used the following assumptions to determine the fair value of the SARs granted as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Risk-free interest rate	3.70%	4.30%
Expected volatility	80%	46%
Expected life in years	3.25	3.75
Suboptimal exercise factor	2.0x	2.0x

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

As of December 31, 2025 and 2024, the SARs are fully vested and their total intrinsic value is zero.

NOTE 19 – INCOME TAXES

Loss from continuing operations before income tax expense is comprised of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
United States	$(484,927)	$(101,182)	$(108,484)
Other than the United States	460,359	9,711	4,876
Loss from continuing operations before income tax expense	$(24,568)	$(91,471)	$(103,608)

Significant components of the provision for income taxes from continuing operations are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$111	$(739)	$383
State	116	(298)	540
Foreign	8,316	7,505	5,025
Total current provision	8,543	6,468	5,948
Deferred:
Federal	126	3,346	132
State	—	2,900	(70)
Foreign	(389)	87	(406)
Total deferred provision	(263)	6,333	(344)
Provision for income taxes	$8,280	$12,801	$5,604

The provision for income taxes attributable to continuing operations differs from the amount computed by applying the statutory federal income tax rate to income (loss) before the provision (benefit) for income taxes.

The sources and tax effects of the differences are as follows:

(in thousands, except for percentages)	Year ended December 31, 2025
U.S. Federal Statutory Tax Rate	$(5,159)	21%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	92	—%
Foreign Tax Effects
Canada
Statutory tax rate difference	(1,067)	4%
Provincial tax	2,763	(11)%
Prior period adjustment	(773)	3%
Other	632	(3)%
Luxembourg
Statutory tax rate difference	14,179	(58)%
Nontaxable income	(104,965)	427%
Taxable gain from sale of subsidiary	36,211	(147)%
Change in valuation allowance	(204,133)	831%
Write-off of net operating losses	155,012	(631)%
Other	(4)	—%
Panama
Statutory tax rate difference	(2,204)	9%
Nondeductible bad debt expense	14,229	(58)%
Other nontaxable items	(456)	2%
Indonesia
Withholding Tax	592	(2)%
Other	289	(1)%
Other Foreign Jurisdiction
Other	1,831	(8)%
Effect of Cross-Border Tax Laws
Subpart F	1,344	(5)%
Other	(160)	—%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Nontaxable or Nondeductible Items
IRC Section 162(m) limitation	821	(3)%
Stock-based compensation	270	(1)%
Meals and entertainment	226	(1)%
Parking lot expenses	514	(2)%
Loss on dissolution	(7,175)	29%
Other	8	—%
Tax Credits
Research and development credit	(601)	2%
Foreign tax credit	1,826	(7)%
Changes in Valuation Allowances	104,540	(426)%
Changes in Unrecognized Tax Benefits	—	—%
Other Adjustments
Prior period adjustments	(519)	2%
Other	117	—%

Income tax expense	$8,280	(34)%
(1) State and local taxes in Tennessee, Louisiana, Kentucky and California comprise the majority of this category.

	Year ended December 31,
(in thousands)	2024	2023
Income tax benefit at federal statutory rate	$(19,209)	$(21,758)
State and local income taxes	2,557	105
Foreign rate differential	533	284
Non-deductible (non-taxable) items	(344)	860
Tax credits	(37)	514
Valuation allowances	17,529	19,558
Unrecognized tax benefits	—	278
Withholding taxes	999	826
Change in indefinite reinvestment assertion	2,432	—
Return to provision and prior year true-up	6,304	4,360
Other	2,037	577
Income tax expense	$12,801	$5,604

Deferred income taxes reflect the tax effects of differences between the financial and tax bases of assets and liabilities.

Significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Pension liability	$41,469	$45,581
Accruals	6,445	8,058
Long-term contracts	896	2,636
Net operating loss carryforward	237,164	354,656
State net operating loss carryforward	34,425	21,945
Capital loss carryforward	9,740	—
Interest limitation carryforward	64,864	63,670
Foreign tax credit carryforward	—	1,826
Other tax credits	2,894	2,292
Lease liability	11,167	15,437
Capitalized R&D	1,835	2,299
Property, plant and equipment	1,044	1,036
Other	12,667	4,707
Total deferred tax assets	424,610	524,143
Valuation allowance for deferred tax assets	(406,931)	(499,749)
Total deferred tax assets, net	17,679	24,394

Deferred tax liabilities:
Pension liability	—	(815)
Property, plant and equipment	(1,081)	(1,238)
Right-of-use assets	(12,436)	(16,262)
Unremitted earnings	(4,118)	(3,943)
Intangibles	(7,725)	(11,534)
Other	(2,040)	(235)
Total deferred tax liabilities	(27,400)	(34,027)
Net deferred tax liabilities	$(9,721)	$(9,633)

At December 31, 2025 we have foreign NOL carryforward DTAs of approximately $101.4 million available to offset future taxable income in certain foreign jurisdictions. These foreign NOL carryforwards do not expire.

At December 31, 2025, we have U.S. federal NOL carryforward DTAs of approximately $135.8 million. Of this amount, $18.1 million will expire in 2036 and 2037. The remaining amount of U.S. NOL carryforward does not expire. A portion of the net operating loss carryforward is limited under IRC Section 382. Approximately $109.7 million of our U.S. federal NOL carryforward is not subject to the IRC Section 382 limitation.

At December 31, 2025, we have state NOL carryforward DTAs of $34.4 million available to offset future taxable income in various jurisdictions. Of this amount, $21.1 million will expire between 2026 and 2045.

At December 31, 2025, we have U.S. general business and R&D tax credit DTAs of approximately $2.9 million available to offset future taxable income which will begin to expire in 2034.

At December 31, 2025, we have valuation allowances of $406.9 million for deferred tax assets, which we expect will not be realized through carry-backs, reversals of existing taxable temporary differences, estimates of future taxable income or tax-planning strategies. Deferred tax assets are evaluated for realizability under ASC 740, considering all positive and negative evidence. At December 31, 2025, our weighting of positive and negative evidence included an assessment of historical income by jurisdiction adjusted for nonrecurring items, as well as an evaluation of other qualitative factors such as the length and magnitude of pretax losses. The valuation allowances may be reversed in the future if sufficient positive evidence exists. Any reversal of our valuation allowance could be material to the income or loss for the period in which our assessment changes.

The net change during the year in the total valuation allowance is as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$(499,749)	$(535,256)	$(507,493)
Charges to costs and expenses	104,125	30,513	(25,166)
Charges to other accounts	(11,307)	4,994	(2,597)
Balance at end of period	$(406,931)	$(499,749)	$(535,256)

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

Undistributed earnings of certain foreign subsidiaries amounted to approximately $127.4 million. We do not intend to assert indefinite reinvestment with respect to all of the undistributed earnings in foreign subsidiaries. We have recognized a deferred tax liability in the amount of $4.1 million.

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

Below is a tabular roll-forward of the beginning and ending aggregate unrecognized tax benefits on a continuing operations basis:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$34,866	$37,329	$36,196
Increases based on tax positions taken in prior years	9,740	—	—
Decreases based on tax positions taken in prior years	—	—	(9)
Decreases due to lapse of applicable statute of limitation	—	(512)	—
Currency translation adjustments	4,054	(1,951)	1,142
Balance at end of period	$48,660	$34,866	$37,329

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

Tax years 2016 through 2024 remain open to assessment by the United States Internal Revenue Service and various state and international tax authorities. We are currently under audit in the Philippines for tax year 2023 and do not expect the outcome of the audit to have a material impact on the financial statements. We do not have any returns under examination in any other jurisdictions.

NOTE 20 – CONTINGENCIES

Russian Invasion of Ukraine

We utilize a restricted party screening process completed by a third party to monitor compliance with applicable trade restrictions, including those trade restrictions implemented in response to the Russian invasion of Ukraine.

Other

Due to the nature of our business, from time to time, we are involved in routine litigation or subject to disputes or claims related to our business activities, including, among other things: performance or warranty-related matters under our customer and supplier contracts and other business arrangements; and workers' compensation, premises liability and other claims. Based on prior experience, we do not expect that any of these other litigation proceedings, disputes and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the years ended December 31, 2025, 2024, and 2023 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2022	$(70,333)	$(2,453)	$(72,786)
Other comprehensive income before reclassifications	5,555	—	5,555
Amounts reclassified from AOCI to net income	—	870	870
Net other comprehensive income	5,555	870	6,425
Balance at December 31, 2023	$(64,778)	$(1,583)	$(66,361)
Other comprehensive loss before reclassifications	(9,459)	—	(9,459)
Amounts reclassified from AOCI to net (loss) income	(11,250)	410	(10,840)
Net other comprehensive (loss) income	(20,709)	410	(20,299)
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	973	—	973
Amounts reclassified from AOCI to net income	68,358	1,351	69,709
Net other comprehensive income	69,331	1,351	70,682
Balance at December 31, 2025	$(16,156)	$178	$(15,978)

The amounts reclassified out of AOCI by component and the affected Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Consolidated Statements of Operations affected by reclassifications from AOCI	Year ended December 31,
		2025	2024	2023
Release of currency translation adjustment with the sale of business	(Loss) income from discontinued operations	$(68,358)	$11,250	$—
Pension and post retirement adjustments, net of tax	Benefit plans, net	(1,351)	(410)	(870)
	Net (loss) income	$(69,709)	$10,840	$(870)

NOTE 22 – FAIR VALUE MEASUREMENTS

The accounting guidance established by ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (known as "Level 1") and the lowest priority to unobservable inputs (known as "Level 3"). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (Level 1).

Securities

	Level 1
(in thousands)	December 31, 2025	December 31, 2024
Corporate notes and bonds	$5,334	$5,196
United States Government and agency securities	1,806	1,598
Total fair value of securities	$7,140	$6,794

Investments in securities are presented as $6.5 million in Other current assets and $0.6 million Other assets as of December 31, 2025 in the Consolidated Balance Sheets with contractual maturities ranging from 0 to 2 years.

Senior Notes due 2026

See Note 15 to the Consolidated Financial Statements for a discussion of our Senior Notes due 2026. The fair value of the Senior Notes due 2026 is based on readily available quoted market prices (known as "Level 1") as of December 31, 2025.

	December 31, 2025		December 31, 2024
(in thousands)	8.125% Senior Notes ("BWSN") (1)	6.50% Senior Notes ("BWNB")	8.125% Senior Notes ("BWSN")	6.50% Senior Notes ("BWNB")
Carrying Value	$—	$84,792	$193,035	$151,440
Estimated Fair Value	—	83,435	170,643	120,546
(1) We redeemed the 8.125% Senior Notes at December 31, 2025. See Note 15 to the Consolidated Financial Statements for further information.

Senior Notes due 2030

The fair value of the Senior Notes due 2030 is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as Level 2) as of December 31, 2025.

	December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value
8.75% Senior Notes	$129,473	$127,359

Other Financial Instruments

We used the following methods and assumptions in estimating fair value amounts for other financial instruments:

•Cash and cash equivalents and restricted cash and cash equivalents. The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents and restricted cash and cash equivalents approximate their fair value due to their highly liquid nature and are classified as Level 1.
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $65.5 million, which is $1.3 million less than its carrying amount at December 31, 2025.

NOTE 23 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 22.1% of our outstanding common stock as of December 31, 2025. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 15 to the Consolidated Financial Statements, in connection with our entry into the Credit Agreement in January 2024, we entered into a guaranty agreement and related fee and reimbursement agreement with B. Riley. The guaranty covered all of our obligations under the Credit Agreement, and the fee agreement required us to pay an annual fee to B. Riley equal to 2.00% of Aggregate Revolving Commitments under the Credit Agreement (or approximately $3 million) as consideration for B. Riley's agreements and commitments under the guaranty. In June 2025, the B. Riley Guaranty, as well as the associated B. Riley Guaranty fees, were suspended until January 1, 2027. In February 2026, the guaranty and fee agreement were cancelled. See Note 24 to the Consolidated Financial Statements for further information.

As described in Note 16 to the Consolidated Financial Statements, in April 2024 and November 2025, we entered into sales agreements with B. Riley, among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley will be entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

We entered into an Advisory Services Agreement with B. Riley in December 2024 to provide financial advisory services to the Company relating to the Company's evaluation of debt financing alternatives. Under this agreement, payments are a cash fee equal to 1.75% of the total financing value, due and payable immediately upon the closing of each debt financing. During the year ended December 31, 2025, we paid a total of $2.3 million in connection with this agreement.

NOTE 24 – SUBSEQUENT EVENTS

Buybacks of Senior Notes

We repurchased $12.3 million our 6.50% Senior Notes from January 1, 2026 through March 6, 2026.

Sales of Common Stock

We sold 3.8 million shares of our common stock pursuant to the 2025 Sales Agreement, described in Note 16 to the Consolidated Financial Statements, from January 1, 2026 through March 6, 2026 for net proceeds of $31.7 million.

Tenth Amendment to Credit Agreement

On February 25, 2026, the Company with certain subsidiaries of the Company as guarantors, B. Riley, and the lenders party to the Credit Agreement with Axos, as administrative agent, entered into the Tenth Amendment to the Credit Agreement. Pursuant to the Tenth Amendment, Axos and the Lenders party to the Credit Agreement consented to amend certain provisions of the Credit Agreement to, among other things, (i) increase the amounts available to be borrowed based on inventory and receivables in the borrowing base under the Credit Agreement; (ii) extend the maturity date of the Credit Agreement to January 18, 2028; (iii) suspend the PBGC Reserve (provided that the PBGC Reserve shall be re-imposed in the amount of $3.0 million on January 1, 2027 unless the Company has provided evidence to Axos that the $3.0 million installment due to the PBGC on or prior to September 15, 2026 has been paid); (iv) modify the covenants relating to deposit account control agreements and institutions to allow for certain holdings in foreign currencies; and (v) release B. Riley as a specified guarantor thereunder.

Applied Digital Agreement

Effective February 26, 2026, we entered into the Definitive Agreement with Base Electron, an IPP backed by Applied Digital, to complete the design and installation of four 300-megawatt natural gas-fired power plants. The total consideration in exchange for completion of this project is up to $2.4 billion, of which $2.0 billion is variable and the remaining is fixed. The variable fee is based on time and materials expended and subject to change orders agreed upon by Base Electron and the Company. As a result of the signing of the Definitive Agreement, the warrant to purchase up to 7.86 million shares of our common stock is fully vested on the same terms as the Initial Warrant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as promulgated by Rules 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in internal controls over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2025 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our Consolidated Balance Sheets as of December 31, 2025 and 2024, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Stockholders' (Deficit) Equity and Cash Flows for each of the years in the three-year period ended December 31, 2025, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

Remediation of Previously Disclosed Material Weaknesses

During fiscal year 2025, with the oversight of the Audit and Finance Committee of the Board of Directors, the Company executed its remediation plan to address two of the material weaknesses identified as of December 31, 2024. The Company expanded its finance and accounting team, including hiring a number of additional individuals with the requisite technical accounting and finance knowledge and public company experience to assist with the enhancement and implementation of internal control policies and procedures related to the accounting and financial reporting matters in its business. In addition, the Company hired an Internal Audit Director and engaged additional internal audit staff, with experience in testing internal control over financial reporting, who implemented an annual audit plan that included performing an effective risk assessment, monitoring the operation of internal controls and addressing control deficiencies.

Management has determined that these enhancements to our accounting and finance team, coupled with the deployment and testing of control activities across our business, has resulted in the remediation of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") level material weaknesses surrounding Risk Assessment and Monitoring reported in the prior year.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on this assessment, management has concluded, based on the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined certain control deficiencies exist as of December 31, 2025 in three components of internal control based on criteria established in the 2013 Framework that constitute material weaknesses, either individually or in the aggregate, as follows:

•Control Environment - we did not adequately train employees in a timely manner on the execution of business processes and controls and failed to hold personnel accountable for internal control responsibilities. The control deficiencies contributed to control deficiencies in the control activities and information and communication components of the 2013 Framework.
•Control Activities - certain controls within our financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and the review of manual journal entries, were not performed or were not performed timely.
•Information and Communication - we did not have sufficient control activities designed and implemented to generate relevant quality information and did not establish communication protocols to support the functioning of internal controls.

The material weaknesses described above could result in a misstatement of substantially all financial statement account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis.

Our independent registered public accounting firm, BDO USA, P.C., who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of our internal control over financial reporting. BDO USA, P.C.'s report is included herein.

Remediation Plan

We are committed to maintaining strong internal control over financial reporting. In response to the material weaknesses described above, management, with the oversight of the Audit and Finance Committee of the Board of Directors, is taking comprehensive actions to remediate the above material weaknesses. Our remediation plan includes the following:

•hired and are continuing to hire professionals with the appropriate skills to perform control activities;
•continuing to augment our internal resources by employing several consultants with deep experience in key areas and we plan to continue to utilize these resources until we add personnel to our staff mentioned above;
•developing and providing incremental training to the accounting and financial reporting team;
•designing and implementing additional and/or enhanced controls in the areas of account reconciliations, contract accounting, financial statement analysis prepared in conformity with GAAP and manual journal entries;
•enhancing controls over segregation of duties;
•with the guidance and participation of our internal audit function, we have a monitoring program to:
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

Changes in Internal Control Over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Babcock & Wilcox Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Babcock & Wilcox Enterprises, Inc.'s (the "Company's") internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders' (deficit) equity, and cash flows for the year then ended, and the related notes and schedule listed in Item 15 (collectively referred to as the "consolidated financial statements") and our report dated March 16, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•Control Environment - the Company failed to adequately train employees in a timely manner on the execution of business processes and controls and failed to hold personnel accountable for internal control responsibilities.
•Control Activities - certain controls within the Company's financial reporting processes to enforce segregation of duties, validate completeness and accuracy of data and information used to reconcile and analyze certain key accounts, and the review of manual journal entries, were not performed or were not performed timely.
•Information and Communication - the Company did not have sufficient control activities designed and implemented to generate relevant quality information and did not establish communication protocols to support the functioning of internal controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Cleveland, Ohio

March 16, 2026

Item 9B. Other Information

On March 12, 2026, the Compensation Committee of the Company’s Board of Directors approved a $10.5 million bonus opportunity for Kenneth M. Young, the Company’s Chief Executive Officer, and a $7.5 million bonus opportunity for Cameron Frymyer, the Company’s Chief Financial Officer. Each executive’s bonus opportunity will be earned and paid only to the extent that it vests, and each bonus opportunity is scheduled to vest in three equal installments, with one-third vesting immediately and an additional one-third scheduled to vest (subject to the executive’s continued employment with the Company) on each of March 12, 2027 and March 12, 2028.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished by this item will be set forth in the Proxy Statement for our 2026 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Delinquent Section 16(a) Reports" sections and is incorporated herein by reference and made a part hereof from the Proxy Statement.

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

EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2026, are as follows:

Name	Age	Position
Kenneth Young	62	Chairman and Chief Executive Officer
Cameron Frymyer	50	Executive Vice President and Chief Financial Officer
John J. Dziewisz	60	Executive Vice President, General Counsel and Corporate Secretary

Kenneth Young has served as our Chief Executive Officer since November 2018 and as the Chairman of our Board of Directors since September 2020. Mr. Young served as the President of B. Riley, a provider of collaborative financial services and solutions, from July 2018 to September 2024, and as Chief Executive Officer of B. Riley's subsidiary, B. Riley Principal Investments, from October 2016 to September 2024. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation (f/k/a LCC International, Inc.), a provider of integrated end-to-end solutions for wireless voice and data communications networks. Mr. Young formerly served as a member of the boards of directors of Globalstar, Inc., Orion Energy Systems, Inc., Liberty Tax, Inc. and bebe stores, inc., as well as B. Riley and Standard Diversified Opportunities Inc.

Cameron Frymyer has served as our Executive Vice President and Chief Financial Officer since January 2025. He has also served as Senior Vice President, Business Operations, of the Company since 2023. From 2020 to 2023, Mr. Frymyer served as Business Segment Chief Financial Officer for The Babcock & Wilcox Company and B&W SPIG subsidiaries. Prior to that, he was Vice President, Finance for The Babcock & Wilcox Company and B&W SPIG from 2016-2020. Mr. Frymyer also was Vice President, Finance for the Company's Power and Industrial Segments from 2015-2016 and Finance Director for the Company's Power segment and Controller for the Company's Global Power Division from 2012. Mr. Frymyer joined the Company in 1997.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material appearing under the headings "Compensation of Directors" and "Compensation Discussion and Analysis" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information
(in thousands, except per share amounts)
Plan Category	Equity compensation plans approved by security holders
Number of securities to be issued upon exercise of outstanding options and rights	905
Weighted-average exercise price of outstanding options and rights	$3.77
Number of securities remaining available for future issuance	1,560

The other information required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the material appearing under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information about aggregate fees billed to us by our principal accountant, BDO USA, P.C. (PCAOB ID No. 243) will be presented under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm for Year Ending December 31, 2026" in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.2
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

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

4.6	Form of 8.125% Senior Note Due 2026 (included in Exhibit 4.4)

4.7	Form of 6.50%% Senior Note Due 2026 (included in Exhibit 4.5)

4.8	Form of Certificate representing 7.75% Series A Cumulative Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

4.9	Indenture, dated as of May 19, 2025, by and among Babcock & Wilcox Enterprises, Inc., certain of its subsidiaries, as guarantors, and GLAS Trust Company LLC, as trustee and collateral agent (including form of 8.75% Senior Secured Second Lien Notes due 2030) (incorporated by reference to Exhibit 4.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

4.10	Form of 8.75% Senior Secured Second Lien Notes due 2030 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

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

10.10†
Babcock & Wilcox Enterprises, Inc. Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

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

10.15
Intellectual Property Agreement, dated as of June 27, 2015, between Babcock & Wilcox Technology, LLC and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.14 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36876)).

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

10.19†
Form of Change-in-Control Severance Agreement, by and between Babcock & Wilcox Enterprises, Inc. and certain officers for officers elected prior to August 4, 2016 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-36876)).

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

10.23†
Form of Performance Restricted Stock Units Grant Agreement (incorporated by reference to Exhibit 10.23 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36876)).

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

10.28
Babcock & Wilcox Enterprises, Inc. Executive Severance Plan, as revised effective June 1, 2018 (incorporated by reference to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-36876)).

10.29†
Consulting Agreement dated November 19, 2018 between Babcock & Wilcox Enterprises, Inc., and BRPI Executive Consulting, LLC (incorporated by reference to Exhibit 10.49 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36876)).

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

10.33	Registration Rights Agreement, dated as of April 30, 2019, by and among Babcock & Wilcox Enterprises, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.5 of the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-36876)).

10.34†
Form of 2019 Restricted Stock Units Director Grant Agreement (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-36876)).

10.35
First Amendment to the Babcock & Wilcox Enterprises, Inc. Defined Contribution Restoration Plan. (incorporated by reference to Exhibit 10.56 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36876)).

10.36	Backstop Commitment Letter, dated January 31, 2020, between Babcock & Wilcox Enterprises, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 3, 2020 (File No. 001-36876)).

10.37#
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

10.38	Amendment and Restatement Agreement (attaching the Amended and Restated Credit Agreement), dated as of May 14, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed May 15, 2020 (File No. 001-36876)).

10.39†
Form of 2021 Long-Term Cash Incentive Award Grant Agreement (incorporated by reference to Exhibit 10.10 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-36876)).

10.40
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 30, 2020, among Babcock & Wilcox Enterprises, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 5, 2020 (File No. 001-36876)).

10.41#
Second Amendment to Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 9, 2020 (incorporated by reference to Exhibit 10.1 of the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed November 10, 2020 (File No. 001-36876)).

10.42†
Third Amendment to the Executive Services Agreement between Babcock & Wilcox Enterprises, Inc. and BRPI Executive Consulting, LLC dated November 19, 2018, made and entered into as of December 29, 2023 (incorporated by reference to Exhibit 10.43 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.43†	Severance and Release of Claims Agreement between The Babcock & Wilcox Company and its parent, subsidiary, and related and affiliated entities, and Joseph Buckler, signed and dated November 20, 2023 (incorporated by reference to Exhibit 10.47 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.44#	Settlement Agreement between Babcock & Wilcox Vølund A/S and XL Insurance Company SE dated October 10, 2020 (incorporated by reference to Exhibit 10.65 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.45	Exchange Agreement by and between Babcock & Wilcox Enterprises Inc. and B. Riley Financial, Inc. dated February 12, 2021 (incorporated by reference to Exhibit 1.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.46	Amendment No. 2 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on February 12, 2021 (File No. 001-36876)).

10.47	Amendment No. 3 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 4 2021 (incorporated by reference to Exhibit 10.68 of the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36876)).

10.48	Amendment No. 4 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on April 1, 2021 (File No. 001-36876)).

10.49	Amendment No. 5 to Amended and Restated Credit Agreement by and between Babcock & Wilcox Enterprises Inc. and Bank of America, N.A., as Administrative Agent, dated May 10, 2021 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 13, 2021 (File No. 001-36876)).

10.50	Revolving Credit, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.51	Letter of Credit Issuance and Reimbursement and Guaranty Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as issuer (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.52	Reimbursement, Guaranty and Security Agreement, dated as of June 30, 2021, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.53	Guaranty Agreement, dated as of June 30, 2021, by B. Riley Financial, Inc. in favor of MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.54	Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (File No. 001-36876)).

10.55	Amendment No. 1 to Reimbursement, Guaranty and Security Agreement, dated as of August 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (File No. 001-36876)).

10.56	Amendment No. 2 to Reimbursement, Guaranty and Security Agreement, dated as of November 8, 2022, by and among Babcock & Wilcox Enterprises, Inc. and MSD PCOF Partners XLV, LLC, as administrative agent (incorporated by reference to Exhibit 10.79 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-36876)).

10.57	Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement, dated as of March 14, 2023, by and among Babcock & Wilcox Enterprises, Inc. and PNC Bank, National Association, as administrative agent, lender and swing loan lender (incorporated by reference to Exhibit 10.61 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.58	Second Amendment to Letter of Credit Issuance and Reimbursement and Guaranty Agreement; Partial Release of Cash Collateral; and Agreement Regarding Revolving Credit, Guaranty and Security Agreement, dated as of November 30, 2023 (incorporated by reference to Exhibit 10.62 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.59	Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.63 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.60	Security and Pledge Agreement among Babcock & Wilcox Enterprises, Inc., and Axos Bank, dated as of January 18, 2024 (incorporated by reference to Exhibit 10.64 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.61	Fee Letter (Supplement to the Credit Agreement) among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated January 18, 2024 (incorporated by reference to Exhibit 10.65 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.62	Guaranty by B. Riley Financial, Inc. in favor of Axos Bank, in its capacity as administrative agent for the Secured Parties (as defined in the Credit Agreement) dated January 18, 2024 (incorporated by reference to Exhibit 10.66 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.63	Fee and Reimbursement Agreement between Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated as of January 18, 2024 (incorporated by reference to Exhibit 10.67 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.64	Fourth Amendment to Reimbursement Security Agreement and Consent Letter by and among Babcock & Wilcox Enterprises, Inc., MSD PCOF Partners XLV, LLC and B. Riley Financial, Inc., dated March 15, 2024 (incorporated by reference to Exhibit 10.68 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

10.65	Sales Agreement, among Babcock & Wilcox Enterprises, Inc., B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed April 10, 2024 (File No. 001-36876)).

10.66	First Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.8 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36876)).

10.67	First Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated April 30, 2024 (incorporated by reference to Exhibit 10.9 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36876)).

10.68	Babcock & Wilcox Enterprises, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-36876)).

10.69	Share Purchase Agreement by and between B&W PGG Luxembourg Finance Sárl and Hitachi Zosen Inova AG (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-36876)).

10.70	Registration Rights Agreement, among Babcock & Wilcox Enterprises, Inc. and B. Riley Financial, Inc., dated July 10, 2024 (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.71	Second Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated July 3, 2024 (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.72	Third Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated August 7, 2024 (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.73	Fourth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024 (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.74	Fourth Amendment to Fee Letter among Babcock & Wilcox Enterprises, Inc. and Axos Bank, dated November 8, 2024 (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on September 23, 2024 (File No. 001-36876)).

10.75	Independent Contractor Agreement, dated September 20, 2024, between Babcock & Wilcox Enterprises, Inc. and OpenSky, LLC (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed September 23, 2024 (File No. 001-36876)).

10.76†	Executive Employment Agreement dated November 8, 2024 between Babcock & Wilcox Enterprises, Inc. and Kenneth Young (incorporated by reference to Exhibit 10.7 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-36876)).

10.77	Advisory Services Agreement, by and between The Babcock & Wilcox Enterprise, Inc. and B. Riley Securities, Inc, dated December 12, 2024 (incorporated by reference to Exhibit 10.82 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.78	Fifth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated February 28, 2025 (incorporated by reference to Exhibit 10.83 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.79	Sixth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated March 25, 2025 (incorporated by reference to Exhibit 10.84 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.80†	Consultant Agreement, dated November 27, 2024 between Babcock & Wilcox Enterprises, Inc. and Louis Salamone Jr. (incorporated by reference to Exhibit 10.85 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

10.81
Purchase Agreement, dated April 29, 2025, by and between Babcock & Wilcox A/S and Kanadevia Inova Denmark A/S (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36876)).

10.82	Security and Pledge Agreement, dated as of May 19, 2025, by and among Babcock & Wilcox Enterprises, Inc., GLAS Trust Company LLC and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on May 21, 2025 (File No. 001-36876)).

10.83
Seventh Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated May 19, 2025 (incorporated by reference to Exhibit 10.3 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

10.84
Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated June 18, 2025 (incorporated by reference to Exhibit 10.4 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

10.85	Eighth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated July 3, 2025 (incorporated by reference to Exhibit 10.5 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

10.86	Membership Interest, Share and Asset Purchase Agreement, dated June 3, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).*

10.87	First Amendment to Membership Interest, Share and Asset Purchase Agreement, dated July 28, 2025, by and among Andritz (USA) Inc., Andritz China Ltd., Andritz Canada Inc., Andritz AG, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation, and Babcock & Wilcox Canada Corp. (incorporated by reference to Exhibit 10.2 to the Babcock & Wilcox Enterprises, Inc. Form 8-K filed on August 4, 2025 (File No. 001-36876)).

10.88	Ninth Amendment to Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated August 8, 2025 (incorporated by reference to Exhibit 10.8 to the Babcock & Wilcox Enterprises, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36876)).

10.89
Sales Agreement, among Babcock & Wilcox Enterprises, Inc., B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, dated November 4, 2025 (incorporated by reference to Exhibit 1.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on November 5, 2025 (File No. 001-36876)).

10.90	Amendment to Letter Agreement among Babcock & Wilcox Enterprises, Inc. and Applied Digital Corporation, dated December 22, 2025, filed herewith (File No. 001-36876).

10.91	Tenth Amendment to the Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated February 25, 2026, filed herewith (File No. 001-36876).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36876)).

21.1	Significant Subsidiaries of the Registrant, filed herewith (File No. 001-36876)

23.1	Consent of BDO USA, P.C.

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36876)).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

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

SCHEDULE II

BABCOCK & WILCOX ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Inventory Reserves

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$3,106	$3,097	$2,657
Charges to costs and expenses	940	(22)	363
Deductions	(44)	—	—
Currency translation adjustments and other (1)	630	31	77
Balance at end of period	$4,632	$3,106	$3,097
(1) 2025 balance includes $1.5 million of assets no longer held for sale as of December 31, 2025, offset by other reclassifications and adjustments. See Note 5 to the Consolidated Financial Statements for further information.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

March 16, 2026	By:	/s/ Kenneth M. Young
Kenneth M. Young
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Kenneth M. Young	Chairman and Chief Executive Officer (Principal Executive Officer)
Kenneth M. Young

/s/ Cameron Frymyer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)
Cameron Frymyer

/s/ Alan B. Howe	Director
Alan B. Howe

/s/ Philip D. Moeller	Director
Philip D. Moeller

/s/ Rebecca L. Stahl	Director
Rebecca L. Stahl

/s/ Joseph A. Tato	Director
Joseph A. Tato

/s/ Dr. Naomi L. Boness	Director
Dr. Naomi L. Boness

/s/ Dr. Homaira Akbari	Director
Dr. Homaira Akbari

March 16, 2026