Form 10-Q
period 2026-03-31
Babcock & Wilcox Enterprises, Inc.
filed 2026-05-11
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at May 6, 2026 was 136,212,501.

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021, fully redeemed as of December 31, 2025
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Agents	Collectively, B. Riley and Lake Street Capital Markets, LLC
AI	Artificial intelligence
AOCI	Accumulated Other Comprehensive Income (loss)
Applied Digital	Applied Digital Corporation
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
Base Electron	Base Electron, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc. and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker, who is our chief executive officer
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January 18, 2024 (as amended from time to time)
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Diamond Power	Diamond Power International, LLC
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
IPP	Independent power producer
MTM	Mark-to-Market
NOL	Net operating losses
NYSE	New York Stock Exchange
Over time	Refers to fixed long-term pricing in contract term revenue
PBGC	Pension Benefit Guaranty Corporation
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Sales Agreement	Sales agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission

Abbreviation or acronym	Term
Securities Act	The Securities Act of 1933, as amended
Senior Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026. The 8.125% Senior Notes were fully redeemed as of December 31, 2025
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to: the potential for future conditions that could raise substantial doubt as to our ability to continue as a going concern, which has occurred in the past; our obligation to refinance or repay our 6.50% Senior Notes due 2026 prior to their maturity; risks associated with contractual pricing in our industry; disputes with customers with long-term contracts; the performance of third parties' and subcontractors' on whom we rely; disruptions at our or third-party manufacturing facilities; our ability to execute our growth strategy; our evaluation of strategic alternatives; our ability to deliver our backlog on time or at all; professional liability, product liability, warranty or other claims; inadequate insurance coverage; our ability to compete successfully against current and future competitors; our development of new products; cyclical and economic impacts on demand for our products; compliance with government regulations; legislative and regulatory developments impacting our business; supply chain issues; the financial and other covenants in our debt agreements; our ability to maintain adequate bonding and letter of credit capacity; impairment to our goodwill or other indefinite-lived intangible assets; our exposure to credit risk; disruptions in, or failures of, our information technology systems, including those related to cybersecurity; failure to comply with data and privacy laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches; failure to protect our intellectual property rights, or inability to obtain or renew licenses to use intellectual property of third parties; uncertainty over tariffs and their impacts; sanctions and export controls; international political, economic and other uncertainties; fluctuations in the value of foreign currencies could harm our profitability; volatility of the market price and trading volume of our common stock; dilution of our common shareholders' ownership or voting power; the significant influence of B. Riley over us; anti-takeover provisions in our corporate documents; changes in tax rates or tax law; our ability to use NOL and certain tax credits; failure to maintain effective internal control over financial reporting; new accounting pronouncements or changes in existing accounting standards and practices; our ability to attract and maintain key personnel; our relationship with labor unions; pension and medical expenses associated with our retirement benefit; natural disasters or other events beyond our control; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report and Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenues	$214,414	$148,598
Costs and expenses:
Cost of operations	170,957	120,831
Selling, general and administrative expenses	44,379	28,304
Research and development costs	803	348
Impairment of long-lived assets	—	950
(Gain) loss on asset disposals, net	(69)	8
Total costs and expenses	216,070	150,441
Operating loss	(1,656)	(1,843)
Other (expense) income:
Interest expense	(4,448)	(11,042)
Interest income	640	240
Loss on debt extinguishment	(28)	—
Benefit plans, net	429	(779)
Foreign exchange	(101)	(402)
Change in fair value of customer warrants	(70,242)	—
Other (expense) income, net	(62)	116
Total other expense	(73,812)	(11,867)
Loss from continuing operations before income tax expense	(75,468)	(13,710)
Income tax expense	4,154	1,922
Loss from continuing operations	(79,622)	(15,632)
Income (loss) from discontinued operations, net of tax	2,677	(6,375)
Net loss attributable to stockholders	(76,945)	(22,007)
Less: Dividend on Series A Preferred Stock	3,715	3,715
Net loss attributable to stockholders of common stock	$(80,660)	$(25,722)

Basic and diluted loss per share:
Continuing operations	$(0.62)	$(0.19)
Discontinued operations	0.02	(0.07)
Basic and diluted loss per share	$(0.60)	$(0.26)

Shares used in the computation of loss per share:
Basic and diluted	133,754	97,930

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss attributable to stockholders	$(76,945)	$(22,007)
Other comprehensive (loss) income:
Currency translation adjustments	(916)	403
Pension and postretirement adjustments, net of tax	—	124
Other comprehensive (loss) income	(916)	527
Total comprehensive loss	(77,861)	(21,480)
Comprehensive income attributable to non-controlling interest	—	(4)
Comprehensive loss attributable to stockholders	$(77,861)	$(21,484)
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$106,545	$89,456
Current restricted cash	54,217	84,991
Accounts receivable – trade, net of allowance for credit losses of $2.7 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively	126,357	118,383
Contracts in progress	90,854	72,808
Inventories, net	60,735	60,880
Customer contract asset current	10,537	8,268
Other current assets	42,027	35,890
Total current assets	491,272	470,676
Net property, plant and equipment and finance leases	70,839	65,533
Goodwill	52,693	53,097
Intangible assets, net	14,339	15,267
Right-of-use assets	16,595	17,651
Long-term restricted cash	34,071	26,913
Deferred tax assets	931	945
Customer contract asset noncurrent	60,936	—
Other assets	16,169	12,856
Total assets	$757,845	$662,938

Accounts payable	$108,753	$69,192
Accrued employee benefits	10,624	4,575
Advance billings on contracts	106,466	111,987
Accrued warranty expense	3,488	3,584
Financing lease liabilities	1,987	1,894
Operating lease liabilities	3,613	3,819
Customer warrants	142,779	8,268
Other accrued liabilities	46,998	32,129
Current senior notes	69,101	83,873
Current borrowings	710	67,373
Total current liabilities	494,519	386,694
Borrowings, net of current portion	56,826	18,865
Senior Notes due 2030	149,269	150,970
Pension and other postretirement benefit liabilities	168,861	176,191
Finance lease liabilities, net of current portion	26,317	26,742
Operating lease liabilities, net of current portion	14,156	15,125
Deferred tax liability	10,579	10,666
Other noncurrent liabilities	9,413	9,226
Total liabilities	929,940	794,479

Stockholders' deficit:
Preferred Stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at March 31, 2026 and December 31, 2025	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 135,747 and 130,447 at March 31, 2026 and December 31, 2025, respectively	5,682	5,569
Capital in excess of par value	1,738,493	1,691,412
Treasury stock at cost, 3,204 and 2,690 shares at March 31, 2026 and December 31, 2025, respectively	(122,058)	(115,886)
Accumulated deficit	(1,777,395)	(1,696,735)
Accumulated other comprehensive loss	(16,894)	(15,978)
Total stockholders' deficit	(172,095)	(131,541)
Total liabilities and stockholders' deficit	$757,845	$662,938
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2025	130,447	$5,569	7,669	$77	$1,691,412	$(115,886)	$(1,696,735)	$(15,978)	$(131,541)
Net loss	—	—	—	—	—	—	(76,945)	—	(76,945)
Currency translation adjustments	—	—	—	—	—	—	—	(916)	(916)
Equity pension contribution	740	63	—	—	6,244	—	—	—	6,307
Stock-based compensation and employee tax withholdings	611	11	—	—	6,799	(6,172)	—	—	638
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Common stock offering, net	3,949	39	—	—	34,038	—	—	—	34,077
Balance at March 31, 2026	135,747	$5,682	7,669	$77	$1,738,493	$(122,058)	$(1,777,395)	$(16,894)	$(172,095)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Deficit
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—		—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation and employee tax withholdings	—	—	—	—	760	—	—	—	—	760
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Activities:
Net loss from continuing operations	$(79,622)	$(15,632)
Net income (loss) from discontinued operations	2,677	(6,375)
Net loss	(76,945)	(22,007)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	2,501	2,476
Impairment of long-lived assets	—	8,783
Amortization of deferred financing costs and debt premium	(1,237)	1,515
Amortization of customer warrants	1,064	—
Change in fair value of customer warrants	70,242	—
Non-cash operating lease expense	929	1,710
Gain on sale of business	(2,677)	—
Loss on debt extinguishment	28	—
(Gain) loss on asset disposals, net	(69)	8
Benefit from deferred income taxes, including valuation allowances	(74)	(531)
Prior service cost amortization for pension and postretirement plans	(429)	124
Stock-based compensation	13,232	760
Foreign exchange	101	(1,781)
Unrealized loss (gain) on securities	12	(544)
Bad debt expense	31	632
Changes in operating assets and liabilities:
Accounts receivable – trade, net	(8,014)	(14,306)
Contracts in progress	(18,046)	10,997
Other current and noncurrent assets	(4,338)	(5,658)
Advance billings on contracts	(5,521)	(7,526)
Inventories, net	145	(2,957)
Income taxes	2,779	253
Accounts payable	39,561	19,577
Accrued and other current liabilities	5,567	8,884
Accrued contract loss	(146)	(3,472)
Pension liabilities, accrued postretirement benefits and employee benefits	(451)	(3,571)
Other, net	(456)	(1,843)
Net cash provided by (used in) operating activities	17,789	(8,477)
Investing Activities:
Purchase of property, plant and equipment	(7,127)	(4,328)
Proceeds from sale of business and assets	3,550	—
Purchases of securities	(602)	(3,994)
Sales and maturities of securities	642	4,416
Net cash used in investing activities	(3,537)	(3,906)

	Three Months Ended March 31,
(in thousands)	2026	2025
Financing Activities:
Borrowings on loan payable	427	18,992
Repayments on loan payable	(29,136)	(20,371)
Buyback of Senior Notes due 2026	(15,027)	—
Finance lease payments	(466)	(401)
Payment of Preferred Stock dividends	(3,715)	(3,715)
Employee tax withholding on stock-based compensation	(6,172)	—
Issuance of common stock, net	34,077	5,187
Payment of non-controlling interest dividends	—	(118)
Debt issuance costs	(300)	—
Other, net	—	12
Net cash used in financing activities	(20,312)	(414)
Effects of exchange rate changes on cash	(467)	352
Net decrease in cash, cash equivalents and restricted cash	(6,527)	(12,445)
Cash, cash equivalents and restricted cash at beginning of period	201,360	131,064
Cash, cash equivalents and restricted cash at end of period	$194,833	$118,619

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents (1)	$106,545	$23,491
Current restricted cash	54,217	84,990
Long-term restricted cash	34,071	10,138
Total cash, cash equivalents and restricted cash at end of period	$194,833	$118,619

Supplemental cash flow information:
Income taxes paid, net	$1,473	$2,533
Interest paid	1,194	9,284
(1) Includes cash held at discontinued operations of $1.9 million at March 31, 2025.

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2026

NOTE 1 – BASIS OF PRESENTATION

These interim Condensed Consolidated Financial Statements of Babcock & Wilcox Enterprises, Inc. ("B&W," "management," "we," "us," "our" or the "Company") have been prepared in accordance with GAAP and SEC instructions for interim financial information and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Notes to the Condensed Consolidated Financial Statements are presented on the basis of continuing operations, unless otherwise stated.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026. Certain prior period amounts were reclassified to conform to the presentation in the current period.

There have been no material changes to our significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity

As disclosed in the Company's 2025 Annual Report on Form 10-K, management concluded that actions completed during 2025 alleviated the substantial doubt about the Company's ability to continue as a going concern that existed as of March 31, 2025. Management has evaluated conditions and events through the date of this filing and has concluded that substantial doubt does not exist as of March 31, 2026.
Operations

Our operations are assessed based on one reportable segment as described in Note 5. For financial information about our segment see Note 5 to the Condensed Consolidated Financial Statements.

NOTE 2 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share of our common stock, net of non-controlling interest and dividends on Preferred Stock:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Loss from continuing operations	$(79,622)	$(15,632)
Less: Dividend on Series A Preferred Stock	3,715	3,715
Loss from continuing operations attributable to stockholders of common stock	(83,337)	(19,347)
Income (loss) from discontinued operations, net of tax	2,677	(6,375)
Net loss attributable to stockholders of common stock	$(80,660)	$(25,722)

Weighted average shares used to calculate basic and diluted loss per share	133,754	97,930

Basic and diluted loss per share:
Continuing operations	$(0.62)	$(0.19)
Discontinued operations	0.02	(0.07)
Basic and diluted loss per share	$(0.60)	$(0.26)
In accordance with GAAP, dilution is assessed on the basis of continuing operations. We incurred a net loss from continuing operations in the three months ended March 31, 2026 and 2025, therefore basic and diluted shares are the same for those periods.

We excluded 10.5 million and 1.1 million shares related to stock options and warrants from the diluted share calculation for the three months ended March 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

NOTE 3 – DIVESTITURES

Vølund

In April 2025, Babcock & Wilcox A/S ("BWAS"), a subsidiary of the Company, sold substantially all of its assets, including intellectual property, specific project contracts as well as related agreements with suppliers and certain tangible assets, to Kanadevia Inova Denmark A/S (the "Buyer"). The sale was comprised of a simultaneous transfer of assets from BWAS to a newly incorporated BWAS subsidiary (the "NewCo") pursuant to a business transfer agreement ("BTA"), and sale of NewCo by BWAS to the Buyer pursuant to a share purchase agreement (together with the BTA, the "Purchase Agreements").

The Purchase Agreements provided for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone), subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into a certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which the Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also included representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto. The proceeds were used to reduce outstanding debt and support working capital needs. We recorded a net loss of $36.8 million in the second quarter of 2025, which included a write off of CTA of $52.6 million.

Diamond Power

In June 2025, we through our wholly owned subsidiaries, The Babcock & Wilcox Company, Babcock & Wilcox International Sales and Service Corporation and Babcock & Wilcox Canada Corp. (collectively, the "Sellers") entered into an agreement (the "Purchase Agreement") to sell to certain legal entities affiliated with Andritz AG the equity interests of Diamond Power and related legal entities together with assets related to the Diamond Power business. We closed the sale in July 2025.

The Purchase Agreement provided for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also included representations and warranties regarding the sale, as well as certain indemnities with respect thereto. The Purchase Agreement also included an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years. Additionally, we entered into an agreement to provide transition services to the Diamond Power business for a period of 12 months, or until earlier agreed upon with respect to certain services. The proceeds are being used to support working capital needs and reduce outstanding debt. We recorded a gain of $53.2 million on the sale for the year ended December 31, 2025. During the three months ended March 31, 2026, we recorded an additional gain of $3.5 million as part of the settlement of certain outstanding items in accordance with the agreement, which is reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

ASH

In October 2025, we completed a sale of the net assets comprising our ASH business to Andritz AG for $29.0 million, subject to customary fees and adjustments. In conjunction with the transaction, we and Andritz AG, through certain wholly-owned subsidiaries, have signed sales representative agreements under which we will continue to market ASH and Diamond Power products and services to customers in the utility power sectors. We recorded a gain of $21.5 million on the sale in the fourth quarter of 2025.

Solar

In December 2025, the B&W Solar business was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. No impairment charges were recognized as part of the abandonment.

BWRS

In June 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million during the year ended December 31, 2024. During the three months ended March 31, 2025, we recorded a gain of $1.0 million and during the three months ended March 31, 2026, we incurred a loss of $0.9 million as part of settlement negotiations with the buyer, each of which are reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

NOTE 4 – DISCONTINUED OPERATIONS

During 2024 and 2025, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of December 31, 2025, we have divested our BWRS, SPIG, GMAB, Vølund, Diamond Power, ASH and Solar businesses as part of this plan. The Company has completed this strategic initiative and no additional divestitures are planned at this time.

Results of operations of the divested subsidiaries are reported as discontinued operations for all periods presented and the notes to the financial statement have been adjusted on a retrospective basis. Our divestitures are described further in Note 3 to the Condensed Consolidated Financial Statements.

The following table summarizes the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	ASH	Total
Revenues	$10,042	$—	$1,171	$25,389	$7,208	$43,810
Cost of operations	11,850	—	3,813	15,891	4,410	35,964
Selling, general and administrative expenses	1,487	—	1,800	3,710	714	7,711
Research and development costs	—	—	331	168	9	508
Impairment of long-lived assets	7,833	—	—	—	—	7,833
Total costs and expenses	21,170	—	5,944	19,769	5,133	52,016
Operating (loss) income	(11,128)	—	(4,773)	5,620	2,075	(8,206)
Other (expense) income	(227)	—	975	550	24	1,322
(Loss) income from discontinued operations, before tax	(11,355)	—	(3,798)	6,170	2,099	(6,884)
Expense from income taxes	—	—	87	371	29	487
Gain on divestiture	—	1,014	—	—	—	1,014
(Loss) income from discontinued operations, net of tax	(11,355)	1,014	(3,885)	5,799	2,070	(6,357)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	(18)	—	(18)
(Loss) income attributable to stockholders from discontinued operations	$(11,355)	$1,014	$(3,885)	$5,781	$2,070	$(6,375)

The depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations are as follows:

	Three Months Ended March 31, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$—	$—	$—	$152	$8	$160

Changes in operating assets and liabilities:
Accounts receivable – trade, net	1,541	—	880	(3,076)	915	260
Contracts in progress	(7,492)	—	1,730	1,330	235	(4,197)
Accounts payable	(1,878)	—	3,383	898	(187)	2,216
Advance billings on contracts	(568)	—	(2,116)	(367)	1,232	(1,819)

Purchase of property, plant and equipment	(95)	—	(20)	(94)	—	(209)

NOTE 5 – SEGMENT REPORTING

Our operations are assessed as one reportable segment, B&W, as revised in the fourth quarter of 2025 due to a strategic shift in our business, including the divestiture of certain non-core assets as described in Note 3. This segment presentation has been applied retrospectively to all periods presented.

The Company's CODM is the chief executive officer and chairman of the Board of Directors. The CODM assesses performance on a consolidated basis, using the segment's Loss from continuing operations as its profitability metric. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about our operating and capital resources. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.

An analysis of our operations by revenue type is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
B&W
Parts	$66,198	$61,230
Projects	83,415	44,276
Construction	64,801	43,092
Total Revenue	$214,414	$148,598

The following table presents Revenues, significant expenses and Loss from continuing operations for our consolidated segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues	$214,414	$148,598
Less:
Cost of operations (1)	169,724	119,576
Selling, general and administrative expenses (1)	43,111	27,244
Depreciation and amortization (2)	2,501	2,315
Interest expense, net	3,808	10,802
Benefit plans, net	(429)	779
Change in fair value of customer warrants	70,242	—
Other expense, net (3)	925	1,592
Income tax expense	4,154	1,922
Loss from continuing operations	$(79,622)	$(15,632)
(1) Excludes depreciation and amortization.
(2) Depreciation and amortization is included in Cost of operations and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(3) Other expense, net includes Research and development costs, Impairment of long-lived assets, (Gain) loss on asset disposals, net, Loss on debt extinguishment and Foreign exchange as presented in the Condensed Consolidated Statements of Operations.

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

Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for more than 90% of revenue for the three months ended March 31, 2026 and 2025. Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for less than 10% of revenue for the three months ended March 31, 2026 and 2025.

Refer to Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Base Electron Agreement

Effective February 26, 2026, we entered into a written definitive agreement with Base Electron, an IPP backed by Applied Digital, to complete the design and installation of four 300-megawatt natural gas-fired power plants. The total consideration in exchange for completion of this project is $2.4 billion, of which $2.0 billion is for variable charges and the remaining is a fixed fee. The variable charges are based on reimbursable costs incurred plus mark-up. The plant is targeted to begin commercial operation in 2029.

Revenue for this project is recognized over time as we satisfy our performance obligation. For the three months ended March 31, 2026, we have recognized $31.0 million of revenue related to this contract.

Contract Balances

The following represents the components of Accounts receivable – trade, net, Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets. Also included are accrued contract losses, which are presented in Other accrued liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Accounts receivable – trade, net	$126,357	$118,383	$7,974	7%
Contracts in progress	90,854	72,808	18,046	25%
Advance billings on contracts	106,466	111,987	(5,521)	(5)%
Accrued contract losses	323	469	(146)	(31)%

(in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Accounts receivable – trade, net	$105,184	$91,767	$13,417	15%
Contracts in progress	63,957	79,149	(15,192)	(19)%
Advance billings on contracts	50,674	56,381	(5,707)	(10)%
Accrued contract losses	(17)	217	(234)	(108)%

For the three months ended March 31, 2026 and 2025, we recognized 75% and 88% of the revenue related to amounts that were included in Advance billings on contracts as of December 31, 2025 and 2024, respectively.

Backlog

At March 31, 2026 we had $2.7 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 21%, 22% and 57% of the remaining performance obligations as revenue in 2026, 2027 and thereafter, respectively.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials and supplies	$57,788	$58,337
Work in progress	2,779	2,361
Finished goods	168	182
Total inventories, net	$60,735	$60,880

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025
Land	$1,493	$1,493
Buildings	16,557	16,557
Machinery and equipment	101,680	100,937
Property under construction	25,513	19,520
	145,243	138,507
Less accumulated depreciation	95,640	94,612
Net property, plant and equipment	49,603	43,895
Finance leases	34,090	33,960
Less finance lease accumulated amortization	12,854	12,322
Net property, plant and equipment, and finance leases	$70,839	$65,533

NOTE 9 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified for the quarter ended March 31, 2026.

The following summarizes the changes in the net carrying amount of Goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)
Balance at December 31, 2025	$53,097
Currency translation adjustments	(404)
Balance at March 31, 2026	$52,693

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	$26,074	$26,406
Unpatented technology	3,347	3,701
Patented technology	1,413	1,912
Tradename	1,818	1,828
All other	275	275
Gross value of definite-lived intangible assets	32,927	34,122
Customer relationships amortization	(14,764)	(14,367)
Unpatented technology amortization	(1,225)	(1,470)
Patented technology amortization	(1,012)	(1,441)
Tradename amortization	(1,312)	(1,302)
All other amortization	(275)	(275)
Accumulated amortization	(18,588)	(18,855)
Total intangible assets, net	$14,339	$15,267

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$15,267	$17,640
Amortization expense	(737)	(2,947)
Currency translation adjustments	(191)	574
Balance at end of the period	$14,339	$15,267

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations.

Estimated future intangible asset amortization expense as of March 31, 2026 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2026	$2,126
Year ending December 31, 2027	2,835
Year ending December 31, 2028	2,580
Year ending December 31, 2029	2,580
Year ending December 31, 2030	2,580
Thereafter	1,638

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$3,584	$2,654
Additions	1,082	1,221
Expirations and other changes	(943)	(1,498)
Payments	(6)	(98)
Translation and other (1)	(229)	1,305
Balance at end of period	$3,488	$3,584
(1) 2025 balance includes $1.3 million of liabilities transferred out of held for sale as of December 31, 2025.

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
NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit (credit) cost included in net loss are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Interest cost	$8,863	$10,012	$52	$63
Expected return on plan assets	(9,344)	(9,442)	—	—
Amortization of prior service cost	—	75	—	71
Benefit plans, net	(481)	645	52	134
Service cost (1)	—	100	5	5
Net periodic benefit (credit) cost	$(481)	$745	$57	$139
(1) Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three months ended March 31, 2026 and 2025.

We made contributions to the pension and other postretirement benefit plans totaling $6.5 million and $3.7 million during the three months ended March 31, 2026 and 2025, respectively.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

The components of our Senior Notes due 2026 are as follows:

	6.50% (1)
(in thousands)	March 31, 2026	December 31, 2025
Senior Notes due 2026	$69,793	$84,792
Unamortized deferred financing costs	(692)	(919)
Net debt balance	$69,101	$83,873
(1) The 6.50% Senior Notes mature in December 2026 and is included in Current senior notes in the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025. As of March 31, 2026 the 6.50% Senior Notes bear an effective interest rate of 7.9%.

During the three months ended March 31, 2026, we repurchased $15.0 million of our 6.50% Senior Notes.

Senior Notes Due 2030

The components of our Senior Notes due 2030 are as follows:

	8.75% (1)
(in thousands)	March 31, 2026	December 31, 2025
Senior Notes due 2030	$129,473	$129,473
Unamortized deferred financing costs	(5,560)	(5,867)
Unamortized premium	25,356	27,364
Net debt balance	$149,269	$150,970
(1) The 8.75% Senior Notes mature in June 2030 and is included in Senior Notes due 2030 in the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025. As of March 31, 2026 the 8.75% Senior Notes bear an effective interest rate of 5.3%.

In May 2025, we completed privately negotiated exchange transactions (the "Exchanges") in which we issued $100.7 million aggregate principal amount of newly-issued 8.75% Senior Secured Second Lien Notes due 2030 as consideration for $84.0 million aggregate principal amount of our 8.125% Senior Notes and $47.8 million aggregate principal amount of our 6.50% Senior Notes. As a result of the Company's financial situation as a going concern entity at the time of refinancing, and the fact the creditors had granted concessions, the Exchanges were accounted for as a troubled debt restructuring. Therefore, the Company recognized the difference between the face value of the original Senior Notes due 2026 and the face value of the 8.75% Senior Notes as debt premium, which is amortized using the effective interest method over the 5-year term through May 2030.

Credit Agreement with Axos

We entered into the Credit Agreement in January 2024, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos, as administrative agent, swingline lender and letter of credit issuer.

The Credit Agreement provides for an up to $150.0 million asset-based Credit Facility, including a $100.0 million letter of credit sublimit. Our obligations under the Credit Agreement are guaranteed by certain of our domestic and foreign subsidiaries. B. Riley originally provided a guaranty of payment with regard to our obligations under the Credit Agreement; however, this guaranty is no longer in place due to the Tenth Amendment as further described below. We used and expect to use the proceeds and letter of credit availability under the Credit Agreement to (i) provide for working capital needs, (ii) provide cash collateral to secure letters of credit to be issued under the Credit Agreement and (iii) provide for general corporate purposes.

The Credit Agreement has a maturity date of January 18, 2028 as amended by the Tenth Amendment. The interest rates applicable under the Credit Agreement are: (i) with respect to SOFR Loans, (a) SOFR plus 5.25% if the outstanding principal amount of loans is equal to or less than $100.0 million or (b) SOFR plus 4.00% if the outstanding principal amount of loans is greater than $100.0 million; (ii) with respect to Base Rate Loans, the greater of (a) the Federal Funds Rate plus 2.00% plus the Applicable Margin, (b) the prime rate as designated by Axos plus the Applicable Margin and (c) Daily Simple SOFR plus 1.00% plus the Applicable Margin; and (iii) with respect to the default rate under the Credit Agreement, the then-existing interest rate plus 2.00%.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At March 31, 2026, after giving consideration to the Amendments to the Credit Agreement, we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

At March 31, 2026, we had a total of $37.9 million outstanding on the Credit Agreement, all of which is drawn on the letter of credit portion of the agreement. At March 31, 2026, cash collateralizing the letters of credit totaling $37.9 million is classified as Current and Long-term restricted cash included in the Condensed Consolidated Balance Sheets.

A summary of usage of letters of credit under domestic facilities is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Letters of credit under domestic facilities:
Performance letters of credit	$27,890	$45,236
Financial letters of credit	13,341	14,365
Total outstanding	$41,231	$59,601

Backstopped letters of credit	$5,096	$7,194
Surety backstopped letters of credit	2,017	16,452
Letters of credit subject to currency revaluation	24,550	27,105

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities and outstanding surety bonds:

(in thousands)	March 31, 2026	December 31, 2025
Letters of credit under non-domestic facilities	$5,204	$6,545
Surety Bonds	255,689	253,407
Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Loans Payable

As of March 31, 2026 and December 31, 2025, we had loans payable of approximately $8.4 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of March 31, 2026 and December 31, 2025, we had loans payable of $5.0 million owed to the State of West Virginia relating to our BrightLoop™ project. The loan will be forgiven in full when certain employment and capital expenditure milestones are met during the course of project.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended March 31,
(in thousands)	2026	2025
Components associated with borrowings from:
Senior Notes due 2026	$1,172	$6,320
Senior Notes due 2030	2,832	—
Credit Agreement	3	1,168
	4,007	7,488
Components associated with amortization or accretion of:
Credit Agreement	230	1,609
Senior Notes due 2026	227	656
Senior Notes due 2030	(1,701)	—
	(1,244)	2,265
Components associated with interest from:
Lease liabilities	562	591
Letter of Credit interest	1,406	452
Other interest expense	39	246
Capitalized interest	(322)	—
	1,685	1,289
Total interest expense	$4,448	$11,042

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the three months ended March 31, 2026, our Board of Directors approved dividends totaling $3.7 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at March 31, 2026, and all declared dividends have been paid as of March 31, 2026.

Common Stock

In April 2024, we entered into the Sales Agreement with the Agents, in connection with an at-the-market offering. For the three months ended March 31, 2025, 3.3 million shares were sold pursuant to the Sales Agreement, for net proceeds of $5.2 million.

In November 2025, we entered into the 2025 Sales Agreement with the 2025 Agents, in connection with the offer and sale from time to time by us of shares of our common stock, having an aggregate offering price of up to $200.0 million through the 2025 Agents. For the three months ended March 31, 2026, 3.9 million shares have been sold pursuant to the 2025 Sales Agreement for net proceeds of $34.1 million.

Applied Digital/Base Electron Agreements

In November 2025, we entered into a limited notice to proceed ("LNTP") with Applied Digital for a project to design and install four 300-megawatt natural gas-fired power plants consisting of boilers and associated steam turbines to deliver power for an AI factory. Effective February 26, 2026, we entered into a definitive written agreement in relation to the project with Base Electron, an IPP backed by Applied Digital. The total consideration in exchange for completion of this project is $2.4 billion, of which $2.0 billion is for variable charges and the remaining is a fixed fee. The variable charges are based on reimbursable costs incurred plus mark-up. The plant is targeted to begin operation in 2029.

In connection with the entry into the LNTP, we issued to Applied Digital, in a private placement, (i) 0.5 million shares of common stock, par value $0.01 per share for a purchase price of $2.0 million and (ii) a warrant (the "Initial Warrant") exercisable to purchase 2.6 million shares of our common stock at an exercise price of $4.11, subject to registration rights.

The LNTP also granted to Applied Digital an additional warrant (the "Additional Warrant") to purchase up to 7.86 million shares of our common stock, on the same terms as the Initial Warrant. As a result of the signing of the agreement with Base Electron, the Additional Warrant to purchase up to 7.86 million shares of our common stock is fully vested on the same terms as the Initial Warrant.

Effective March 18, 2026, we entered into a Partial Assignment and Assumption Agreement with Applied Digital and Base Electron under which Applied Digital assigned 5.23 million shares of stock under the Initial Warrant and Additional Warrant (collectively the "Warrants") to Base Electron.

The Warrants are classified as liability-based awards which require calculation of fair value for each reporting period until settled or expired. As of March 31, 2026 and December 31, 2025, we calculated the fair value of the Initial Warrant at $35.5 million and $8.3 million, respectively, and as of March 31, 2026, we calculated the fair value of the Additional Warrant at $107.3 million, each of which are recorded in Customer warrants on the Condensed Consolidated Balance Sheets. The increase in the fair value of the Warrants during the quarter was primarily driven by an increase in the Company’s stock price. As a result, we recorded expense of $70.2 million for the three months ended March 31, 2026 in Change in fair value of customer warrants in the Condensed Consolidated Statements of Operations.

Since the Warrants were issued as part of the Base Electron project, a corresponding asset was calculated as of the grant date of each warrant and is amortized over the life of the agreement with Base Electron. As of March 31, 2026 and December 31, 2025, the asset balances were $71.5 million and $8.3 million, respectively, and recorded in Customer contract asset current and noncurrent in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, amortization expense of $1.1 million was recognized as a reduction to Revenues in the Condensed Consolidated Statements of Operations.

We used the following assumptions to determine the fair value of the Warrants granted as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	4.10%	3.84%
Expected volatility	107.5%	105.0%
Exercise price	$4.11	$4.11
Remaining term of warrant	6.6 years	7 years

The fair value of the Warrants is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including expected volatility. In making these assumptions, we based risk-free rates on the corresponding U.S. Treasury spot rates for the remaining duration of the grant, which we convert to a continuously compounded rate. We based estimated volatility on the historical returns of our stock price and selected guideline companies over the remaining term of the grant.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reported within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2026	December 31, 2025
Held by foreign entities	$12,818	$9,048
Held by U.S. entities	93,727	80,408
Cash and cash equivalents	106,545	89,456

Reinsurance reserve requirements	2,544	2,407
Project indemnity collateral	32,324	32,264
Letters of credit collateral (1)	37,871	66,801
Escrow for long-term project	15,549	10,432
Current and Long-term restricted cash and cash equivalents	88,288	111,904
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$194,833	$201,360
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.

NOTE 16 – STOCK-BASED COMPENSATION

Stock options

There were no stock options awarded during the three months ended March 31, 2026. As of March 31, 2026, nominal shares were outstanding and exercisable, each with a weighted average exercise price of $41.70 and a weighted average remaining contractual term of 1.7 years. As of December 31, 2025, nominal outstanding and exercisable shares had a weighted average exercise price of $63.57 and $63.55, respectively, and a weighted average remaining contractual term of 1.7 years.

Restricted stock units (RSUs)

Non-vested restricted stock units activity for the year ended March 31, 2026 is as follows:

(in thousands, except per share amounts)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2,001	$1.31
Granted	688	11.01
Vested	(585)	11.95
Non-vested at end of period	2,104	1.53

As of March 31, 2026, total compensation expense not yet recognized related to non-vested restricted stock units was $2.3 million and the weighted-average period in which the expense is expected to be recognized is 2.1 years. For the three months ended March 31, 2026 and 2025, compensation expense related to the RSUs was $6.8 million and $0.8 million, respectively.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management that vest if our closing stock price on the NYSE is equal to or higher than the stock price goal of $12.00 per share. The grant date fair value per market-based RSU was $6.70 and determined using a Monte Carlo simulation approach. On March 5, 2026, our stock price closed at $13.29 per share which triggered the vesting of 0.5 million shares. There was no compensation expense recognized for the three months ended March 31, 2026 and 2025, respectively.

Stock Appreciation Rights (SARs)

The Company has outstanding cash-settled SARs held by two employees. The SARs may be exercised during specified periods when the Company's stock price exceeds the applicable share price goal. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement. As of March 31, 2026 and December 31, 2025, we calculated the fair value of the SARs at $6.5 million and nominal, respectively. The SARs are recorded in Accrued employee benefits and Other accrued liabilities in the Condensed Consolidated Balance Sheets.

The change in fair value of the SARs liability for the three months ended March 31, 2026 was $6.4 million and is recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The increase in the fair value of the SARs during the quarter was primarily driven by an increase in the Company's stock price.

We used the following assumptions to determine the fair value of the SARs granted as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.80%	3.70%
Expected volatility	120%	80%
Expected life in years	2.72	3.25
Suboptimal exercise factor	2.0x	2.0x

The fair value of the SARs is categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs, including expected volatility. In making these assumptions, we based estimated volatility on the historical returns of our stock price and selected guideline companies. We based risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. We relied upon a suboptimal exercise factor, representing the ratio of the base price to the stock price at the time of exercise, to account for potential early exercise prior to the expiration of the contractual term. With consideration to the executive level of the SARs holders, a suboptimal exercise multiple of 2.0x was selected. Subject to vesting conditions, should the stock price achieve a value of 2.0x above the base price, we assume the holders will exercise prior to the expiration of the contractual term of the SARs. The expected term for the SARs is an output of the valuation model in estimating the time period that the SARs are expected to remain unexercised. The valuation model assumes the holders will exercise their SARs prior to the expiration of the contractual term of the SARs.

As of March 31, 2026 and December 31, 2025, the SARs are fully vested and their total intrinsic value is zero.

NOTE 17 – INCOME TAXES

For the three months ended March 31, 2026, Income tax expense from continuing operations was $4.2 million, resulting in an effective tax rate of (5.5)%. For the three months ended March 31, 2025, Income tax expense from continuing operations was $1.9 million, resulting in an effective tax rate of (14.0)%.

The effective tax rate for the three months ended March 31, 2026 is impacted by the mix of profitable foreign operations and losses in the U.S., certain foreign entities having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three months ended March 31, 2026 and 2025 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2025	$(16,156)	$178	$(15,978)
Other comprehensive loss before reclassifications	(916)	—	(916)
Net other comprehensive loss	(916)	—	(916)
Balance at March 31, 2026	$(17,072)	$178	$(16,894)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	403	—	403
Reclassification of AOCI to net income	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	$(85,084)	$(1,049)	$(86,133)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended March 31,
		2026	2025
Pension and postretirement adjustments, net of tax	Benefit plans, net	$—	$(124)

NOTE 19 – FAIR VALUE MEASUREMENTS

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

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (Level 1).

Securities

	Level 1
(in thousands)	March 31, 2026	December 31, 2025
Corporate notes and bonds	$4,885	$5,334
United States Government and agency securities	1,905	1,806
Total fair value of securities	$6,790	$7,140

Investments in securities are presented as $6.1 million in Other current assets and $0.7 million in Other assets as of March 31, 2026 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 2 years.

Senior Notes due 2026

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of our Senior Notes due 2026. The fair value of the Senior Notes due 2026 is based on readily available quoted market prices (known as "Level 1") as of March 31, 2026 and December 31, 2025:

	6.50% Senior Notes ("BWNB")
(in thousands)	March 31, 2026	December 31, 2025
Carrying value	$69,793	$84,792
Estimated fair value	70,072	83,435

Senior Notes due 2030

The fair value of the Senior Notes due 2030 is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as "Level 2") as of March 31, 2026 and December 31, 2025:

	8.75% Senior Notes
(in thousands)	March 31, 2026	December 31, 2025
Carrying value	$129,473	$129,473
Estimated fair value	130,216	127,359

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

•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $36.4 million, which is $1.4 million less than its carrying amount at March 31, 2026.
•Applied Digital Warrants. These liability-based awards are categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. For further information, see Note 14 to the Condensed Consolidated Financial Statements.
•Stock Appreciation Rights. These instruments are categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. For further information, see Note 16 to the Condensed Consolidated Financial Statements.

NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 20% of our outstanding common stock as of March 31, 2026. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

As described in Note 13 to the Condensed Consolidated Financial Statements, in connection with our entry into the Credit Agreement in January 2024, we entered into a guaranty agreement and related fee and reimbursement agreement with B. Riley, pursuant to which B. Riley guaranteed our obligations under the Credit Agreement in exchange for an annual fee of approximately $3.0 million. In June 2025, the B. Riley Guaranty, as well as the associated B. Riley Guaranty fees, were suspended until January 1, 2027 and in February 2026, the guaranty and fee agreement were cancelled. See Note 13 to the Condensed Consolidated Financial Statements for further information.

As described in Note 14 to the Condensed Consolidated Financial Statements, in April 2024 and November 2025, we entered into sales agreements with B. Riley, among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley is entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent.

In the first quarter of 2026, we entered into an agreement with B. Riley to provide financial advisory services to the Company. Under this agreement, B. Riley will be paid a cash fee equal to 3.0% of the total financing value of any qualified debt transaction that is consummated. As of March 31, 2026, we have an accrual balance of $5.0 million related to this agreement and these costs will be amortized over the life of the Credit Agreement.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026.

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

NOTE 22 – SUBSEQUENT EVENTS

Buybacks of Senior Notes

We repurchased $1.9 million of our 6.50% Senior Notes from April 1, 2026 through April 30, 2026.

Sales of Common Stock

We sold 0.5 million shares of our common stock pursuant to the 2025 Sales Agreement, described in Note 14 to the Condensed Consolidated Financial Statements, from April 1, 2026 through April 30, 2026 for net proceeds of $7.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial position and results of operations should be read in conjunction with the financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those described in more detail under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC. See also "Cautionary Statement Concerning Forward-Looking Information" herein. Unless otherwise noted, discussion of our business and results of operations refers to our continuing operations.

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

Discontinued Operations

Vølund

In April 2025, we sold our Vølund business for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone). We recorded a net loss of $36.8 million, which included a write off of CTA of $52.6 million. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Diamond Power

In July 2025, we closed the sale of our Diamond Power business for a base purchase price of $177 million, subject to certain offsets and adjustments. We recorded a gain of $53.2 million on the sale. During the three months ended March 31, 2026, we recorded a gain of $3.5 million as part of the settlement of certain outstanding items in accordance with the agreement. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

ASH

In October 2025, we completed a sale of the net assets comprising our ASH business for $29 million, subject to customary fees and adjustments, and recorded a gain of $21.5 million on the sale. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Solar

As of December 31, 2025, B&W Solar was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

BWRS

During the three months ended March 31, 2026, we recorded a loss of $0.9 million as part of settlement negotiations with the buyer. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following discussion reflects the consolidated results of our operations as noted below:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Revenues	$214,414	$148,598	$65,816
Costs and expenses:
Cost of operations	170,957	120,831	50,126
Selling, general and administrative expenses	44,379	28,304	16,075
Research and development costs	803	348	455
Impairment of long-lived assets	—	950	(950)
(Gain) loss on asset disposals, net	(69)	8	(77)
Operating loss	(1,656)	(1,843)	187

Interest expense	4,448	11,042	(6,594)
Change in fair value of customer warrants	70,242	—	70,242
Income tax expense	4,154	1,922	2,232

Loss from continuing operations	$(79,622)	$(15,632)	$(63,990)

Three months ended March 31, 2026 and 2025 Consolidated Results

Revenues increased by $65.8 million to $214.4 million in the three months ended March 31, 2026 compared to $148.6 million in the three months ended March 31, 2025. The increase is primarily driven by an increase in large project volume, including $31.0 million from Base Electron. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from AI, data centers and expanding economies.

Costs of operations increased by $50.1 million to $171.0 million in the three months ended March 31, 2026 compared to $120.8 million in the three months ended March 31, 2025. The increase is primarily driven by the increased revenue as described above as well as the product mix of higher large-project volume which carries higher costs needed to complete certain projects.

SG&A expenses increased by $16.1 million to $44.4 million in the three months ended March 31, 2026 compared to $28.3 million in the three months ended March 31, 2025. The increase is primarily driven by an increase in share price of our common stock during the three months ended March 31, 2026, which resulted in the increase in stock-based compensation expense for grants to senior members of management, including an increase in the valuation of stock appreciation rights

Research and development costs increased by $0.5 million to $0.8 million in the three months ended March 31, 2026 compared to $0.3 million in the three months ended March 31, 2025. The increase is primarily driven by BrightLoop™ investment.

Impairment of long-lived assets decreased by $1.0 million in 2026. The decrease relates to an impairment recognized in 2025 relating to a reduction in our real estate footprint.

(Gain) loss on asset disposals, net increased to a gain in the three months ended March 31, 2026 compared to a loss in the three months ended March 31, 2025 due to small disposals in 2026.

Operating loss decreased by $0.2 million to $1.7 million in the three months ended March 31, 2026 compared to $1.8 million in the three months ended March 31, 2025. The decrease is a result of the cost increases previously noted.

Loss from continuing operations increased by $64.0 million to $79.6 million in the three months ended March 31, 2026 compared to $15.6 million in the three months ended March 31, 2025, primarily driven by a non-cash change in fair value of customer warrants of $70.2 million and an increase in income tax expense of $2.2 million, partially offset by a reduction in interest expense of $6.6 million.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Components associated with borrowings from:
Senior Notes due 2026	$1,172	$6,320
Senior Notes due 2030	2,832	—
Credit Agreement	3	1,168
	4,007	7,488
Components associated with amortization or accretion of:
Credit Agreement	230	1,609
Senior Notes due 2026	227	656
Senior Notes due 2030	(1,701)	—
	(1,244)	2,265
Components associated with interest from:
Lease liabilities	562	591
Letter of Credit interest	1,406	452
Other interest expense	39	246
Capitalized interest	(322)	—
	1,685	1,289
Total interest expense	$4,448	$11,042

The decrease in interest expense for the three months ended March 31, 2026 is primarily the result of the paydown of the Senior Notes Due 2026 in the second half of 2025 and in the first quarter of 2026, and the accretion of the gain on exchange of a portion of the Senior Notes Due 2026 into the Senior Notes due 2030.

Change in Fair Value of Customer Warrants

The increase in customer warrant fair value expense of $70.2 million is a result of the change in fair value of customer warrants for the three months ended March 31, 2026 primarily driven by an increase in the Company’s stock price since the grant dates of the warrants.

Income Taxes

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	Change
Loss from continuing operations before income tax expense	$(75,468)	$(13,710)	$(61,758)
Income tax expense	4,154	1,922	2,232
Effective tax rate	(5.5)%	(14.0)%

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

Our effective tax rate for the first three months of 2026 is not reflective of the U.S. statutory rate, which was impacted by the mix of profitable foreign operations and losses in the U.S., certain foreign entities having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and unfavorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

Total bookings as of March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
B&W	$2,512.5	$121.3

Our backlog as of March 31, 2026 and 2025 was as follows:

	As of March 31,
(in millions)	2026	2025
B&W	$2,728.8	$467.9

Of the backlog at March 31, 2026, we expect to recognize revenues as follows:

(in millions)	2026	2027	Thereafter	Total
B&W	$570.3	$603.6	$1,554.9	$2,728.8

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

Adjusted EBITDA is calculated as earnings before interest, tax, depreciation and amortization, and adjusted for items such as gains or losses arising from the sale of non-income producing assets, net pension benefits, stock-based compensation, restructuring activities, impairments, gains and losses on debt extinguishment, legal and settlement costs, costs related to financial consulting and amortization and valuation of customer warrants. Additionally, the Company redefined its definition of Adjusted EBITDA to eliminate the effects of certain items including interest on letters of credit included in Cost of operations and product development costs. Prior period results have been revised to conform with the revised definition and present separate reconciling items in our reconciliation.

	Three Months Ended March 31,
(in thousands)	2026	2025
Loss from continuing operations	$(79,622)	$(15,632)
Interest expense, net	3,808	10,802
Income tax expense	4,154	1,922
Depreciation & amortization	2,501	2,315
EBITDA	(69,159)	(593)

Impairment of long-lived assets	—	950
Benefit plans, net	(429)	779
(Gain) loss on asset disposals, net	(69)	8
Stock-based compensation	13,232	763
Restructuring activities	509	111
Loss on debt extinguishment	28	—
Settlements and related legal costs	41	64
Foreign exchange	101	402
Financial advisory services	455	1,848
Customer warrant amortization	1,064	—
Change in fair value of customer warrants	70,242	—
Other - net	62	(284)
Adjusted EBITDA	$16,077	$4,048

Impairment of long-lived assets

Impairment of long-lived assets refers to when the carrying amount of an asset exceeds the fair value or recoverable amount.

Benefit plans, net

We recognize pension and other postretirement benefit income or expense based on actuarial calculations. The net impact depends on the relationship between the expected return on plan assets and the cost of providing benefits. Benefit costs are relatively low because our plans are frozen, meaning employees are no longer earning additional benefits.

Reported pension results may vary due to mark‑to‑market adjustments, which reflect changes in interest rates, asset performance, or one‑time events such as plan settlements or curtailments. These adjustments are driven by market conditions and actuarial assumptions as of the date of the event. Because mark‑to‑market impacts are inherently volatile and often event‑driven, any gain or loss recognized in a given period should not be considered indicative of future pension income or expense.

Refer to Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

(Gain) loss on asset disposals, net

We, at times, will sell or dispose of certain assets that are unrelated to our current or future operations. Therefore, we believe it is useful to exclude these gains and losses from our non-GAAP financial measures in order to highlight the performance of the continuing business.

Stock-based compensation

The grant date fair value of stock-based compensation varies based on the derived stock price at the time of grant, valuation methodologies, subjective assumptions and reward types. This may make the impact of this form of compensation on our current financial results difficult to compare to previous and future periods. Therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of the business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

Restructuring activities

Restructuring activities and business services transition actions across our business units and corporate functions primarily consist of severance and related costs associated with non-recurring actions taken to transform our operations with impacts on employees and facilities used in our businesses. Business services transition costs relate to new technology implementation, expected to provide future benefit and are included in Cost of operations and SG&A expenses in the Condensed Consolidated Statements of Operations.

Loss on debt extinguishment

Losses on debt extinguishment were due to the exit costs associated with our repurchase of outstanding Senior Notes due 2026.

Settlements and related legal costs

Settlements and related legal costs relate to expenses associated with resolving legal disputes, whether through negotiated settlements or court judgments.

Foreign exchange

Foreign exchange gains and losses are primarily related to settlement of transactions denominated in a currency different than the functional currency of the Company. We report foreign currency transaction gains (losses) in income in the Condensed Consolidated Statements of Operations. Management excludes these expenses from Adjusted EBITDA as they do not reflect the ordinary course of business and are inherently unpredictable in timing and amount.

Financial advisory services

Financial advisory services relate to financial and business planning and other professional services.

Customer warrant amortization

Customer warrants amortized over the life of the associated agreement and recorded as a reduction to Revenues in the Condensed Consolidated Statements of Operations. Management excludes the reduction to revenue from Adjusted EBITDA as they are a non-cash transaction and do not reflect the ordinary course of business.

Refer to Note 14 to the Condensed Consolidated Financial Statements for further information regarding our Customer warrant amortization.

Change in fair value of customer warrants

Change in fair value of customer warrants is recognized as a gain or loss in the Condensed Consolidated Statements of Operations. Management excludes the expense from Adjusted EBITDA as they are a non-cash transaction and do not reflect the ordinary course of business.

Refer to Note 14 to the Condensed Consolidated Financial Statements for further information regarding our Change in fair value of customer warrants.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary liquidity requirements include debt service, funding dividends on Preferred Stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, and equity offerings, and our Preferred Stock, each of which are described below and in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report in further detail. We believe that our current operating plan and borrowings available under our Credit Agreement will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, capital expenditures, working capital needs or other purposes beyond the next twelve months. Additional financing may not be available on terms favorable to us or at all, and may also be impacted by any disruptions in the financial markets. In addition, our existing indebtedness could limit its ability to obtain additional financing.

Cash and Cash Flows

The following discussion on our cash flows is inclusive of continued and discontinued operations, consistent with our presentation on the Condensed Consolidated Statements of Cash Flows in accordance with GAAP.

At March 31, 2026, our cash and cash equivalents, and restricted cash totaled $194.8 million, and we had total debt of $275.9 million, of which $25.4 million is unamortized premium. We also had $191.7 million of gross Preferred Stock outstanding. Our foreign business locations held $12.8 million of our total cash and cash equivalents as of March 31, 2026. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. We had $37.9 million of restricted cash as of March 31, 2026 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows provided by operating activities was $17.8 million for the three months ended March 31, 2026, which is primarily attributable to our current net loss of $76.9 million being offset by non-cash expenses arising from a change in fair value of customer warrants of $70.2 million, stock-based compensation of $13.2 million, depreciation and amortization of long-lived assets of $2.5 million and amortization of customer warrants of $1.1 million. Cash flows provided by operating activities also included movements in certain operating assets and liabilities such increases in accounts payable of $39.6 million and accrued and other current liabilities of $5.6 million, resulting from the timing of payments to vendors. Partially offsetting these inflows were outflows from accounts receivable – trade, net of $8.0 million, contracts in progress of $18.0 million and advanced billings on contracts of $5.5 million which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, increased operating costs as a result of increased revenue, and may fluctuate significantly period to period.

Cash flows used in operating activities was $8.5 million for the three months ended March 31, 2025, which is primarily attributed to the current net loss of $22.0 million, partially offset by non-cash adjustments arising from the impairment of long-lived assets of $8.8 million, depreciation and amortization of long-lived assets of $2.5 million, deferred financing fees of $1.5 million and operating lease expenses of $1.7 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as accounts receivable - trade, net of $14.3 million, advance billings on contracts of $7.5 million and pension liabilities, accrued postretirement benefits and employee benefits of $3.6 million, which are primarily impacted by collections, timing differences related to billings and contributions made to the plan. These were partially offset by cash flow increases from accounts payable of $19.6 million and contracts in progress of $11.0 million which are primarily impacted by timing of payments to vendors and timing differences related to progress on ongoing projects.

Cash flows used in investing activities was $3.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to capital expenditures associated with BrightLoop™ projects. 2026 is partially offset by proceeds from sale of business of $3.6 million.

Cash flows used in financing activities was $20.3 million for the three months ended March 31, 2026, primarily due to payments on the Axos Credit Agreement of $29.1 million, buybacks of Senior Notes due 2026 of $15.0 million, employee tax withholding on stock-based compensation of $6.2 million and Preferred Stock dividend payment of $3.7 million, partially offset by the issuance of common stock of $34.1 million. Cash flows used in financing activities was $0.4 million for the three months ended March 31, 2025, primarily due to the payment of the Preferred Stock dividends of $3.7 million and net payments on the Axos Credit Agreement of $1.4 million, partially offset by the issuance of common stock of $5.2 million.

Debt and Credit Facility

Information related to our debt and Credit Facility is described in Note 13 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our policies during the three months ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks has not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2026 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2026 and 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of March 31, 2026, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:

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
•with the guidance and participation of our internal audit function, we have a monitoring program to:
•evaluate and assess whether controls are present and functioning in a timely manner; and,
•hold individuals accountable for their internal control responsibilities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error, mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 as there have been no material changes and no new litigation to disclose as of March 31, 2026.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

4.1	Form of Common Stock Purchase Warrant, filed herewith (File No. 001-36876).

10.1	Registration Rights Agreement, dated November 4, 2025, between Babcock & Wilcox Enterprises, Inc. and Applied Digital Corporation, filed herewith (File No. 001-36876).

10.2*	Tenth Amendment to the Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated February 25, 2026 (incorporated by reference to Exhibit 10.91 to the Babcock & Wilcox Enterprises, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-36876)).

10.3*	Design-Build Agreement, dated February 26, 2026, between The Babcock & Wilcox Company and Base Electron, Inc., filed herewith (File No. 001-36876).

10.4	Partial Assignment and Assumption Agreement, dated March 18, 2026, by and among Applied Digital Corporation, Base Electron, Inc., and The Babcock & Wilcox Company, filed herewith (File No. 001-36876).

10.5	Amendment and Joinder to the Registration Rights Agreement, dated March 18, 2026, by and among Base Electron, Inc., Babcock & Wilcox Enterprises, Inc., and Applied Digital Corporation, filed herewith (File No. 001-36876).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)
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

BABCOCK & WILCOX ENTERPRISES, INC.

May 11, 2026	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)