Form 10-Q
period 2026-06-30
Babcock & Wilcox Enterprises, Inc.
filed 2026-08-10
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at August 4, 2026 was 148,965,066.

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021, fully redeemed as of December 31, 2025
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Agents	Collectively, B. Riley and Lake Street Capital Markets, LLC
AI	Artificial intelligence
AOCI	Accumulated Other Comprehensive Income (loss)
Applied Digital	Applied Digital Corporation
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
Base Electron	Base Electron, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	B. Riley Financial, Inc. and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker, who is our chief executive officer
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January 18, 2024 (as amended from time to time)
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Diamond Power	Diamond Power International, LLC
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
MTM	Mark-to-Market
NOL	Net operating losses
NYSE	New York Stock Exchange
PBGC	Pension Benefit Guaranty Corporation
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Sales Agreement	Sales agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended

Abbreviation or acronym	Term
Senior Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026. The 8.125% Senior Notes were fully redeemed as of December 31, 2025
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to: the potential for future conditions that could raise substantial doubt as to our ability to continue as a going concern, which has occurred in the past; our obligation to refinance or repay our 6.50% Senior Notes due 2026 prior to their maturity; risks associated with contractual pricing in our industry; disputes with customers with long-term contracts; the performance of third parties' and subcontractors' on whom we rely; disruptions at our or third-party manufacturing facilities; our ability to execute our growth strategy; our evaluation of strategic alternatives; our ability to deliver our backlog on time or at all; professional liability, product liability, warranty or other claims; inadequate insurance coverage; our ability to compete successfully against current and future competitors; our development of new products; cyclical and economic impacts on demand for our products; compliance with government regulations; legislative and regulatory developments impacting our business; supply chain issues; the financial and other covenants in our debt agreements; our ability to maintain adequate bonding and letter of credit capacity; impairment to our goodwill or other indefinite-lived intangible assets; our exposure to credit risk; disruptions in, or failures of, our information technology systems, including those related to cybersecurity; failure to comply with data and privacy laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches; failure to protect our intellectual property rights, or inability to obtain or renew licenses to use intellectual property of third parties; uncertainty over tariffs and their impacts; sanctions and export controls; international political, economic and other uncertainties; fluctuations in the value of foreign currencies could harm our profitability; volatility of the market price and trading volume of our common stock; dilution of our common shareholders' ownership or voting power; the significant influence of B. Riley over us; anti-takeover provisions in our corporate documents; changes in tax rates or tax law; our ability to use NOL and certain tax credits; failure to maintain effective internal control over financial reporting; new accounting pronouncements or changes in existing accounting standards and practices; our ability to attract and maintain key personnel; our relationship with labor unions; pension and medical expenses associated with our retirement benefit; natural disasters or other events beyond our control; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report and in Part II, Item 1A of our Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$319,716	$138,856	$534,130	$287,454
Costs and expenses:
Cost of operations	273,080	97,401	444,037	218,232
Selling, general and administrative expenses	33,695	33,332	78,074	61,636
Research and development costs	619	942	1,422	1,290
Impairment of long-lived assets	—	—	—	950
Loss on asset disposals, net	553	165	484	173
Total costs and expenses	307,947	131,840	524,017	282,281
Operating income	11,769	7,016	10,113	5,173
Other (expense) income:
Interest expense	(5,007)	(10,992)	(9,455)	(22,034)
Interest income	750	537	1,390	777
Loss on debt extinguishment	(31)	—	(59)	—
Benefit plans, net	427	(776)	856	(1,555)
Foreign exchange	4	1,590	(97)	1,188
Change in fair value of customer warrants	5,858	—	(64,384)	—
Other expense, net	(591)	(788)	(653)	(672)
Total other income (expense)	1,410	(10,429)	(72,402)	(22,296)
Income (loss) from continuing operations before income tax (benefit) expense	13,179	(3,413)	(62,289)	(17,123)
Income tax (benefit) expense	(1,076)	4,023	3,078	5,945
Income (loss) from continuing operations	14,255	(7,436)	(65,367)	(23,068)
Income (loss) from discontinued operations, net of tax	—	(51,056)	2,677	(57,431)
Net income (loss) attributable to stockholders	14,255	(58,492)	(62,690)	(80,499)
Less: Dividend on Series A Preferred Stock	3,715	3,715	7,430	7,430
Net income (loss) attributable to stockholders of common stock	$10,540	$(62,207)	$(70,120)	$(87,929)

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.11)	$(0.53)	$(0.31)
Discontinued operations	—	(0.52)	0.02	(0.58)
Basic earnings (loss) per share	$0.07	$(0.63)	$(0.51)	$(0.89)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.11)	$(0.53)	$(0.31)
Discontinued operations	—	(0.52)	0.02	(0.58)
Diluted earnings (loss) per share	$0.07	$(0.63)	$(0.51)	$(0.89)

Shares used in the computation of earnings (loss) per share:
Basic	142,331	98,719	138,066	98,327
Diluted	154,513	98,719	138,066	98,327

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to stockholders	$14,255	$(58,492)	$(62,690)	$(80,499)
Other comprehensive (loss) income:
Currency translation adjustments	(852)	2,196	(1,768)	2,599
Reclassification of currency translation adjustments to net income (loss)	—	52,646	—	52,646
Pension and postretirement adjustments, net of tax	—	123	—	247
Other comprehensive (loss) income	(852)	54,965	(1,768)	55,492
Total comprehensive income (loss)	13,403	(3,527)	(64,458)	(25,007)
Comprehensive income attributable to non-controlling interest	—	(19)	—	(23)
Comprehensive income (loss) attributable to stockholders	$13,403	$(3,546)	$(64,458)	$(25,030)
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$308,634	$89,456
Current restricted cash	39,444	84,991
Accounts receivable – trade, net of allowance for credit losses of $2.0 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively	170,743	118,383
Contracts in progress	90,620	72,808
Inventories, net	60,978	60,880
Customer contract asset current	11,546	8,268
Other current assets	43,476	35,890
Total current assets	725,441	470,676
Net property, plant and equipment and finance leases	74,757	65,533
Goodwill	52,111	53,097
Intangible assets, net	13,367	15,267
Right-of-use assets	16,514	17,651
Long-term restricted cash	34,752	26,913
Deferred tax assets	911	945
Customer contract asset noncurrent	56,848	—
Other assets	24,902	12,856
Total assets	$999,603	$662,938

Accounts payable	$169,609	$69,192
Accrued employee benefits	10,252	4,575
Advance billings on contracts	81,502	111,987
Accrued warranty expense	3,933	3,584
Financing lease liabilities	2,040	1,894
Operating lease liabilities	3,598	3,819
Customer warrants	136,921	8,268
Other accrued liabilities	30,922	32,129
Current senior notes	61,369	83,873
Current borrowings	151	67,373
Total current liabilities	500,297	386,694
Borrowings, net of current portion	67,416	18,865
Senior Notes due 2030	147,907	150,970
Pension and other postretirement benefit liabilities	167,694	176,191
Finance lease liabilities, net of current portion	25,782	26,742
Operating lease liabilities, net of current portion	14,025	15,125
Deferred tax liability	10,452	10,666
Other noncurrent liabilities	8,661	9,226
Total liabilities	942,234	794,479

Stockholders' equity (deficit):
Preferred Stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at June 30, 2026 and December 31, 2025	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 148,962 and 130,447 at June 30, 2026 and December 31, 2025, respectively	5,818	5,569
Capital in excess of par value	1,964,942	1,691,412
Treasury stock at cost, 3,534 and 2,690 shares at June 30, 2026 and December 31, 2025, respectively	(128,867)	(115,886)
Accumulated deficit	(1,766,855)	(1,696,735)
Accumulated other comprehensive loss	(17,746)	(15,978)
Total stockholders' equity (deficit)	57,369	(131,541)
Total liabilities and stockholders' equity (deficit)	$999,603	$662,938
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2025	130,447	$5,569	7,669	$77	$1,691,412	$(115,886)	$(1,696,735)	$(15,978)	$(131,541)
Net loss	—	—	—	—	—	—	(76,945)	—	(76,945)
Currency translation adjustments	—	—	—	—	—	—	—	(916)	(916)
Equity pension contribution	740	63	—	—	6,244	—	—	—	6,307
Stock-based compensation and employee tax withholdings	611	11	—	—	6,799	(6,172)	—	—	638
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Common stock offering, net	3,949	39	—	—	34,038	—	—	—	34,077
Balance at March 31, 2026	135,747	$5,682	7,669	$77	$1,738,493	$(122,058)	$(1,777,395)	$(16,894)	$(172,095)
Net income	—	—	—	—	—	—	14,255	—	14,255
Currency translation adjustments	—	—	—	—	—	—	—	(852)	(852)
Stock-based compensation and employee tax withholdings	551	6	—	—	1,645	(1,849)	—	—	(198)
Repurchase of common stock	(234)	—	—	—	—	(4,960)	—	—	(4,960)
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Common stock offering, net	12,898	130	—	—	224,804	—	—	—	224,934
Balance at June 30, 2026	148,962	$5,818	7,669	$77	$1,964,942	$(128,867)	$(1,766,855)	$(17,746)	$57,369

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity (Deficit)
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation and employee tax withholdings	—	—	—	—	760	—	—	—	—	760
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)
Net loss	—	—	—	—	—	—	(58,492)	—	26	(58,466)
Currency translation adjustments	—	—	—	—	—	—	—	54,842	19	54,861
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	123	—	123
Stock-based compensation and employee tax withholdings	531	5	—	—	728	—	—	—	—	733
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	254	3	—	—	291	—	—	—	—	294
Balance at June 30, 2025	99,189	$5,248	7,669	$77	$1,565,762	$(115,500)	$(1,733,645)	$(31,168)	$540	$(308,686)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating Activities:
Net loss from continuing operations	$(65,367)	$(23,068)
Net income (loss) from discontinued operations	2,677	(57,431)
Net loss	(62,690)	(80,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	5,008	4,807
Impairment of long-lived assets	—	9,904
Amortization of deferred financing costs and debt premium	(1,671)	2,308
Amortization of guaranty fee	—	108
Amortization of customer warrants	4,143	—
Change in fair value of customer warrants	64,384	—
Non-cash operating lease expense	1,791	3,411
(Gain) loss on sale of business	(2,677)	35,848
Loss on debt extinguishment	59	—
Loss on asset disposals, net	484	326
Benefit from deferred income taxes, including valuation allowances	(180)	(471)
Prior service cost amortization for pension and postretirement plans	(858)	247
Stock-based compensation	14,823	1,488
Foreign exchange	97	(5,675)
Unrealized loss on securities	24	2,164
Bad debt expense	123	632
Changes in operating assets and liabilities:
Accounts receivable – trade, net	(60,859)	(2,574)
Contracts in progress	(17,812)	9,824
Other current and noncurrent assets	(6,183)	(3,022)
Advance billings on contracts	(30,485)	(1,127)
Inventories, net	(98)	(7,878)
Income taxes	(4,707)	(40)
Accounts payable	100,257	(909)
Accrued and other current liabilities	(866)	8,085
Accrued contract loss	(328)	(3,601)
Pension liabilities, accrued postretirement benefits and employee benefits	(777)	(6,948)
Other, net	(628)	(195)
Net cash provided by (used in) operating activities	374	(33,787)
Investing Activities:
Purchase of property, plant and equipment	(13,747)	(7,076)
Proceeds from sale of business and assets	3,912	20,061
Purchases of securities	(2,909)	(4,650)
Sales and maturities of securities	2,884	2,314
Net cash (used in) provided by investing activities	(9,860)	10,649

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Financing Activities:
Borrowings on loan payable	10,971	53,432
Repayments on loan payable	(29,655)	(46,572)
Buyback of Senior Notes due 2026	(23,019)	—
Finance lease payments	(945)	(819)
Payment of Preferred Stock dividends	(7,430)	(3,715)
Employee tax withholding on stock-based compensation	(8,021)	—
Issuance of common stock, net	259,796	5,487
Payment of non-controlling interest dividends	—	(121)
Repurchase of common stock	(4,960)	—
Debt issuance costs	(5,300)	(5,138)
Other, net	—	26
Net cash provided by financing activities	191,437	2,580
Effects of exchange rate changes on cash	(481)	301
Net increase (decrease) in cash, cash equivalents and restricted cash	181,470	(20,257)
Cash, cash equivalents and restricted cash at beginning of period	201,360	131,064
Cash, cash equivalents and restricted cash at end of period	$382,830	$110,807

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents (1)	$308,634	$23,429
Current restricted cash	39,444	77,140
Long-term restricted cash	34,752	10,238
Total cash, cash equivalents and restricted cash at end of period	$382,830	$110,807

Supplemental cash flow information:
Income taxes paid, net	$7,196	$4,035
Interest paid	11,538	18,513
(1) Includes cash held at discontinued operations of $1.7 million at June 30, 2025.
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2026

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026. Certain prior period amounts were reclassified to conform to the presentation in the current period.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest and dividends on Preferred Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Income (loss) from continuing operations	$14,255	$(7,436)	$(65,367)	$(23,068)
Less: Dividend on Series A Preferred Stock	3,715	3,715	7,430	7,430
Income (loss) from continuing operations attributable to stockholders of common stock	10,540	(11,151)	(72,797)	(30,498)
Income (loss) from discontinued operations, net of tax	—	(51,056)	2,677	(57,431)
Net income (loss) attributable to stockholders of common stock	$10,540	$(62,207)	$(70,120)	$(87,929)

Weighted average shares used to calculate basic earnings (loss) per share	142,331	98,719	138,066	98,327
Dilutive effect of stock options, restricted stock, performance units and warrants	12,182	—	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	154,513	98,719	138,066	98,327

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.11)	$(0.53)	$(0.31)
Discontinued operations	—	(0.52)	0.02	(0.58)
Basic earnings (loss) per share	$0.07	$(0.63)	$(0.51)	$(0.89)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.11)	$(0.53)	$(0.31)
Discontinued operations	—	(0.52)	0.02	(0.58)
Diluted earnings (loss) per share	$0.07	$(0.63)	$(0.51)	$(0.89)

In accordance with GAAP, dilution is assessed on the basis of continuing operations. We incurred a net loss from continuing operations in the three months ended June 30, 2025 and the six months ended June 30, 2026 and 2025, therefore basic and diluted shares are the same for those periods.

We excluded 0.1 million and 2.4 million shares related to stock-based compensation awards from the diluted share calculation for the three months ended June 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. We excluded 10.5 million shares related to stock-based compensation awards and warrants from the diluted share calculation from the six months ended June 30, 2026 and 1.1 million shares related to stock-based compensation awards from the diluted calculation from the six months ended June 30, 2025, because their effect would have been anti-dilutive.

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

The Purchase Agreements provided for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone), subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into a certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which the Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also included representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto. During the three and six months ended June 30, 2025, we recorded a net loss of $36.8 million, which included a write off of CTA of $52.6 million.

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

The Purchase Agreement provided for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also included representations and warranties regarding the sale, as well as certain indemnities with respect thereto. The Purchase Agreement also included an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years. Additionally, we entered into an agreement to provide transition services to the Diamond Power business for a period of 12 months, or until earlier agreed upon with respect to certain services. We recorded a gain of $53.2 million on the sale in the third quarter of 2025. In the first quarter of 2026, we recorded an additional gain of $3.5 million as part of the settlement of certain outstanding items in accordance with the agreement, which is reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

ASH

In October 2025, we completed a sale of the net assets comprising our ASH business to Andritz AG for $29.0 million, subject to customary fees and adjustments. In conjunction with the transaction, we and Andritz AG, through certain wholly-owned subsidiaries, signed sales representative agreements under which we will continue to market ASH and Diamond Power products and services to customers in the utility power sectors. We recorded a gain of $21.5 million on the sale in the fourth quarter of 2025.

Solar

In December 2025, the B&W Solar business was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. No impairment charges were recognized as part of the abandonment.

BWRS

In June 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million during the year ended December 31, 2024. In the first quarter of 2025, we recorded a gain of $1.0 million and in the first quarter of 2026 we recorded a loss of $0.9 million as part of settlement negotiations with the buyer, each of which are reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

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

The following tables summarize the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2025
(in thousands)	Solar	Vølund	Diamond Power	ASH	Total
Revenues	$(9)	$880	$29,578	$5,200	$35,649
Cost of operations	9,417	8,792	19,108	3,412	40,729
Selling, general and administrative expenses	1,671	2,976	3,834	673	9,154
Research and development costs	—	137	238	(1)	374
Impairment of long-lived assets	(1)	1,121	—	—	1,120
Loss on asset disposals, net	16	136	—	—	152
Total costs and expenses	11,103	13,162	23,180	4,084	51,529
Operating (loss) income	(11,112)	(12,282)	6,398	1,116	(15,880)
Other (expense) income	(200)	1,748	533	(354)	1,727
(Loss) income from discontinued operations, before tax	(11,312)	(10,534)	6,931	762	(14,153)
Expense (benefit) from income taxes	—	21	100	(105)	16
Loss on divestiture	—	(36,861)	—	—	(36,861)
(Loss) income from discontinued operations, net of tax	(11,312)	(47,416)	6,831	867	(51,030)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	(26)	—	(26)
(Loss) income attributable to stockholders from discontinued operations	$(11,312)	$(47,416)	$6,805	$867	$(51,056)

	Six Months Ended June 30, 2025
(in thousands)	Solar	BWRS	Vølund	Diamond Power	ASH	Total
Revenues	$10,033	$—	$2,051	$54,968	$12,408	$79,460
Cost of operations	21,267	—	12,605	34,999	7,824	76,695
Selling, general and administrative expenses	3,158	—	4,776	7,545	1,387	16,866
Research and development costs	—	—	468	406	8	882
Impairment of long-lived assets	7,832	—	1,121	—	—	8,953
Loss on asset disposals, net	16	—	136	—		152
Total costs and expenses	32,273	—	19,106	42,950	9,219	103,548
Operating (loss) income	(22,240)	—	(17,055)	12,018	3,189	(24,088)
Other (expense) income	(427)	—	2,723	1,085	(330)	3,051
(Loss) income from discontinued operations, before tax	(22,667)	—	(14,332)	13,103	2,859	(21,037)
Expense (benefit) from income taxes	—	—	108	471	(76)	503
Gain (loss) on divestiture	—	1,014	(36,861)	—	—	(35,847)
(Loss) income from discontinued operations, net of tax	(22,667)	1,014	(51,301)	12,632	2,935	(57,387)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	(44)	—	(44)
(Loss) income attributable to stockholders from discontinued operations	$(22,667)	$1,014	$(51,301)	$12,588	$2,935	$(57,431)

The depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations are as follows:

	Six Months Ended June 30, 2025
(in thousands)	Solar	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$—	$—	$343	$10	$353

Changes in operating assets and liabilities:
Accounts receivable – trade, net	1,283	6,409	(5,804)	1,918	3,806
Contracts in progress	(1,273)	3,930	641	206	3,504
Accounts payable	(4,215)	(1,022)	1,521	(618)	(4,334)
Advance billings on contracts	650	(3,634)	525	1,312	(1,147)

Purchase of property, plant and equipment	(130)	(2)	(271)	—	(403)

NOTE 5 – SEGMENT REPORTING

Our operations are assessed as one reportable segment, B&W, as revised in the fourth quarter of 2025 due to a strategic shift in our business, including the divestiture of certain non-core assets as described in Note 3. This segment presentation has been applied retrospectively to all periods presented.

The Company's CODM is the chief executive officer and chairman of the Board of Directors. The CODM assesses performance on a consolidated basis, using the segment's Income (loss) from continuing operations as its profitability metric. The CODM considers budget-to-actual and forecast-to-actual variances on a quarterly basis when making decisions about our operating and capital resources. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.

An analysis of our operations by revenue type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
B&W
Parts	$59,982	$60,535	$126,180	$121,765
Projects	156,806	36,494	240,221	80,770
Construction	102,928	41,827	167,729	84,919
Total Revenue	$319,716	$138,856	$534,130	$287,454

The following table presents Revenues, significant expenses and Income (loss) from continuing operations for our consolidated segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$319,716	$138,856	$534,130	$287,454
Less:
Cost of operations (1)	271,804	96,265	441,528	215,841
Selling, general and administrative expenses (1)	32,464	32,342	75,575	59,586
Depreciation and amortization (2)	2,507	2,126	5,008	4,441
Interest expense, net	4,257	10,455	8,065	21,257
Benefit plans, net	(427)	776	(856)	1,555
Change in fair value of customer warrants	(5,858)	—	64,384	—
Other expense, net (3)	1,790	305	2,715	1,897
Income tax (benefit) expense	(1,076)	4,023	3,078	5,945
Income (loss) from continuing operations	$14,255	$(7,436)	$(65,367)	$(23,068)
(1) Excludes depreciation and amortization.
(2) Depreciation and amortization is included in Cost of operations and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(3) Other expense, net includes Research and development costs, Impairment of long-lived assets, Loss on asset disposals, net, Loss on debt extinguishment and Foreign exchange as presented in the Condensed Consolidated Statements of Operations.

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

Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for more than 90% of revenue for the three and six months ended June 30, 2026 and 2025. Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for less than 10% of revenue for the three and six months ended June 30, 2026 and 2025.

Refer to Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

Base Electron Agreement

Effective February 26, 2026, we entered into a written definitive agreement with Base Electron, to complete the design and installation of four 300-megawatt natural gas-fired power plants. The total consideration in exchange for completion of this project is $2.4 billion, of which $2.0 billion is for variable charges and the remaining is a fixed fee. The variable charges are based on reimbursable costs incurred plus mark-up. The plant is targeted to begin commercial operation in 2030.

Revenue for this project is recognized over time as we satisfy our performance obligation. For the three and six months ended June 30, 2026, we have recognized $100.7 million and $131.7 million of revenue related to this contract, respectively.

Contract Balances

The following represents the components of Accounts receivable – trade, net, Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets. Also included are accrued contract losses, which are presented in Other accrued liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Accounts receivable – trade, net (1)	$170,743	$118,383	$52,360	44%
Contracts in progress	90,620	72,808	17,812	24%
Advance billings on contracts (2)	81,502	111,987	(30,485)	(27)%
Accrued contract losses	141	469	(328)	(70)%
(1) Includes $73.9 million related to Base Electron as of June 30, 2026. There was no balance outstanding as of December 31, 2025.
(2) Includes $1.5 million related to Base Electron as of June 30, 2026. There was no balance outstanding as of December 31, 2025.

(in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Accounts receivable – trade, net	$96,875	$91,767	$5,108	6%
Contracts in progress	70,812	79,149	(8,337)	(11)%
Advance billings on contracts	56,402	56,381	21	—%
Accrued contract losses	1	217	(216)	(100)%

For each of the six months ended June 30, 2026 and 2025, we recognized 91% of the revenue related to amounts that were included in Advance billings on contracts as of December 31, 2025 and 2024, respectively.

Backlog

At June 30, 2026 we had $2.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 16%, 26% and 58% of the remaining performance obligations as revenue in 2026, 2027 and thereafter, respectively.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials and supplies	$57,652	$58,337
Work in progress	3,167	2,361
Finished goods	159	182
Total inventories, net	$60,978	$60,880

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025
Land	$1,493	$1,493
Buildings	16,517	16,557
Machinery and equipment	98,185	100,937
Property under construction	33,664	19,520
	149,859	138,507
Less accumulated depreciation	95,795	94,612
Net property, plant and equipment	54,064	43,895
Finance leases	34,083	33,960
Less finance lease accumulated amortization	13,390	12,322
Net property, plant and equipment, and finance leases	$74,757	$65,533

NOTE 9 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified for the quarter ended June 30, 2026.

The following summarizes the changes in the net carrying amount of Goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)
Balance at December 31, 2025	$53,097
Currency translation adjustments	(986)
Balance at June 30, 2026	$52,111

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	$25,676	$26,406
Unpatented technology	3,272	3,701
Patented technology	1,413	1,912
Tradename	1,803	1,828
All other	275	275
Gross value of definite-lived intangible assets	32,439	34,122
Customer relationships amortization	(15,123)	(14,367)
Unpatented technology amortization	(1,271)	(1,470)
Patented technology amortization	(1,083)	(1,441)
Tradename amortization	(1,320)	(1,302)
All other amortization	(275)	(275)
Accumulated amortization	(19,072)	(18,855)
Total intangible assets, net	$13,367	$15,267

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$15,267	$17,640
Amortization expense	(1,452)	(2,947)
Currency translation adjustments	(448)	574
Balance at end of the period	$13,367	$15,267

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations.

Estimated future intangible asset amortization expense as of June 30, 2026 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2026	$1,396
Year ending December 31, 2027	2,731
Year ending December 31, 2028	2,542
Year ending December 31, 2029	2,542
Year ending December 31, 2030	2,542
Thereafter	1,614

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$3,584	$2,654
Additions	2,550	1,221
Expirations and other changes	(1,964)	(1,498)
Payments	(37)	(98)
Translation and other (1)	(200)	1,305
Balance at end of period	$3,933	$3,584
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

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit (credit) cost included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Interest cost	$8,861	$10,012	$17,724	$20,024	$52	$63	$104	$126
Expected return on plan assets	(9,340)	(9,445)	(18,684)	(18,887)	—	—	—	—
Amortization of prior service cost	—	75	—	150	—	71	—	142
Benefit plans, net	(479)	642	(960)	1,287	52	134	104	268
Service cost (1)	—	100	—	200	5	5	10	10
Net periodic benefit (credit) cost	$(479)	$742	$(960)	$1,487	$57	$139	$114	$278
(1)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three and six months ended June 30, 2026 and 2025.

We made contributions to the pension and other postretirement benefit plans totaling $0.3 million and $6.8 million during the three and six months ended June 30, 2026 as compared to $4.0 million and $7.7 million during the three and six months ended June 30, 2025 respectively.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

The components of our Senior Notes due 2026 are as follows:

	6.50% (1)
(in thousands)	June 30, 2026	December 31, 2025
Senior Notes due 2026	$61,832	$84,792
Unamortized deferred financing costs	(463)	(919)
Net debt balance	$61,369	$83,873
(1) The 6.50% Senior Notes mature in December 2026 and is included in Current senior notes in the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025. As of June 30, 2026 the 6.50% Senior Notes bear an effective interest rate of 8.0%.

During the three and six months ended June 30, 2026, we repurchased $8.0 million and $23.0 million of our 6.50% Senior Notes, respectively.

Senior Notes Due 2030

The components of our Senior Notes due 2030 are as follows:

	8.75% (1)
(in thousands)	June 30, 2026	December 31, 2025
Senior Notes due 2030	$129,473	$129,473
Unamortized deferred financing costs	(5,234)	(5,867)
Unamortized premium	23,668	27,364
Net debt balance	$147,907	$150,970
(1) The 8.75% Senior Notes mature in June 2030 and is included in Senior Notes due 2030 in the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025. As of June 30, 2026 the 8.75% Senior Notes bear an effective interest rate of 4.8%.

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

The Credit Agreement has a maturity date of January 18, 2028 as amended by the Tenth Amendment. The interest rates applicable under the Credit Agreement are: (i) with respect to SOFR Loans, (a) SOFR plus 5.25% for the outstanding principal amount of loans up to $100.0 million, plus (b) SOFR plus 4.00% for the outstanding principal amount of $100.0 million and higher; (ii) with respect to Base Rate Loans, the greater of (a) the Federal Funds Rate plus 2.00% plus the

Applicable Margin, (b) the prime rate as designated by Axos plus the Applicable Margin and (c) Daily Simple SOFR plus 1.00% plus the Applicable Margin; and (iii) with respect to the default rate under the Credit Agreement, the then-existing interest rate plus 2.00%.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At June 30, 2026, after giving consideration to the Amendments to the Credit Agreement, we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

At June 30, 2026, we had a total of $48.5 million outstanding on the Credit Agreement, all of which is drawn on the letter of credit portion of the agreement. At June 30, 2026, cash collateralizing the letters of credit totaling $48.5 million is classified as Current and Long-term restricted cash included in the Condensed Consolidated Balance Sheets.

A summary of usage of letters of credit under domestic facilities is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Letters of credit under domestic facilities:
Performance letters of credit	$26,322	$45,236
Financial letters of credit	12,836	14,365
Total outstanding	$39,158	$59,601

Backstopped letters of credit	$2,073	$7,194
Surety backstopped letters of credit	2,017	16,452
Letters of credit subject to currency revaluation	21,139	27,105

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

(in thousands)	June 30, 2026	December 31, 2025
Letters of credit under non-domestic facilities	$1,905	$6,545
Surety Bonds	246,148	253,407

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Loans Payable

As of June 30, 2026 and December 31, 2025, we had loans payable of approximately $8.4 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of June 30, 2026 and December 31, 2025, we had loans payable of $5.0 million owed to the State of West Virginia relating to our BrightLoop™ project. The loan will be forgiven in full when certain employment and capital expenditure milestones are met during the course of the project.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Components associated with borrowings from:
Credit Agreement	$4	$1,138	$7	$2,265
Senior Notes due 2026	1,135	5,201	2,307	11,521
Senior Notes due 2030	2,832	1,038	5,664	1,038
	3,971	7,377	7,978	14,824
Components associated with amortization or accretion of:
Credit Agreement	691	1,477	921	3,086
Senior Notes due 2026	229	488	456	1,144
Senior Notes due 2030	(1,361)	(577)	(3,062)	(577)
	(441)	1,388	(1,685)	3,653
Components associated with interest from:
Lease liabilities	586	645	1,148	1,236
Letter of credit interest	1,012	1,399	2,418	1,892
Other interest expense	229	183	268	429
Capitalized interest	(350)	—	(672)	—
	1,477	2,227	3,162	3,557
Total interest expense	$5,007	$10,992	$9,455	$22,034

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the six months ended June 30, 2026, our Board of Directors approved dividends totaling $7.4 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at June 30, 2026, and all declared dividends have been paid as of June 30, 2026.

Common Stock

In April 2024, we entered into the Sales Agreement with the Agents, in connection with an at-the-market offering. For the six months ended June 30, 2025, 3.6 million shares were sold pursuant to the Sales Agreement, for net proceeds of $5.5 million.

In November 2025, we entered into the 2025 Sales Agreement with the 2025 Agents, in connection with the offer and sale from time to time by us of shares of our common stock, having an aggregate offering price of up to $200.0 million through the 2025 Agents. For the six months ended June 30, 2026, 4.4 million shares have been sold pursuant to the 2025 Sales Agreement for net proceeds of $41.9 million.

On May 18, 2026, we completed a public offering of our common stock pursuant to an underwriting agreement dated May 14, 2026, between us and B. Riley, as representative of several underwriters. At closing, we issued 12.4 million shares of our common stock and received proceeds of $218.2 million, after deducting underwriting discounts and commission fees of $11.8 million. B&W also incurred other offering-related expenses of $1.1 million, which were netted against proceeds received and recorded in Capital in excess of par value on the Condensed Consolidated Balance Sheets.

Applied Digital/Base Electron Agreements

In November 2025, we entered into a limited notice to proceed ("LNTP") with Applied Digital for a project to design and install four 300-megawatt natural gas-fired power plants consisting of boilers and associated steam turbines to deliver power for an AI factory. Effective February 26, 2026, we entered into a definitive written agreement in relation to the project with Base Electron. The total consideration in exchange for completion of this project is $2.4 billion, of which $2.0 billion is for variable charges and the remaining is a fixed fee. The variable charges are based on reimbursable costs incurred plus mark-up. The plant is targeted to begin commercial operation in 2030.

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

The Warrants are classified as liability-based awards which require calculation of fair value for each reporting period until settled or expired. As of June 30, 2026 and December 31, 2025, we calculated the fair value of the Initial Warrant at $34.0 million and $8.3 million, respectively, and as of June 30, 2026, we calculated the fair value of the Additional Warrant at $102.9 million, each of which are recorded in Customer warrants on the Condensed Consolidated Balance Sheets. The change in the fair value of the Warrants is primarily driven by fluctuations in the Company's stock price, which slightly decreased comparative to March 31, 2026, but increased comparative to the stock price at December 31, 2025. As a result, we recorded other income of $5.9 million for the three months ended June 30, 2026, and other expense of $64.4 million for the six months ended June 30, 2026, both of which are recorded in Change in fair value of customer warrants in the Condensed Consolidated Statements of Operations.

Since the Warrants were issued as part of the Base Electron project, a corresponding asset was calculated as of the grant date of each warrant and is amortized over the life of the agreement with Base Electron. As of June 30, 2026 and December 31, 2025, the asset balances were $68.4 million and $8.3 million, respectively, and recorded in Customer contract asset current and noncurrent in the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, amortization expense of $3.1 million and $4.1 million was recognized as a reduction to Revenues in the Condensed Consolidated Statements of Operations.

We used the following assumptions to determine the fair value of the Warrants granted as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.30%	3.84%
Expected volatility	110.0%	105.0%
Exercise price	$4.11	$4.11
Remaining term of warrant	6.3 years	7 years

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reported within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2026	December 31, 2025
Held by foreign entities	$11,364	$9,048
Held by U.S. entities	297,270	80,408
Cash and cash equivalents	308,634	89,456

Reinsurance reserve requirements	1,991	2,407
Project indemnity collateral	8,076	32,264
Letters of credit collateral (1)	48,455	66,801
Escrow for long-term project	15,674	10,432
Current and Long-term restricted cash and cash equivalents	74,196	111,904
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$382,830	$201,360
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.

NOTE 16 – STOCK-BASED COMPENSATION

2021 Long-Term Incentive Plan Share Authorization

On May 20, 2026, at the 2026 annual meeting of stockholders, the stockholders of the company, upon the recommendation of the Company's Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The amendment increased the total number of shares of the Company's common stock authorized for award grants from 5.3 million to 10.3 million. As of June 30, 2026, we had 5.2 million shares available for future grant under the 2021 Long-Term Incentive Plan.

Stock options

There were no stock options awarded during the six months ended June 30, 2026. As of June 30, 2026, nominal shares were outstanding and exercisable, each with a weighted average exercise price of $41.70 and a weighted average remaining contractual term of 1.4 years. As of December 31, 2025, nominal outstanding and exercisable shares had a weighted average exercise price of $63.57 and $63.55, respectively, and a weighted average remaining contractual term of 1.7 years.

Restricted stock units (RSUs)

Non-vested restricted stock units activity for the year-to-date period ended June 30, 2026 is as follows:

(in thousands, except per share amounts)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2,001	$1.31
Granted	790	12.20
Vested	(1,232)	16.54
Cancelled/forfeited	(1)	14.07
Non-vested at end of period	1,558	2.41

As of June 30, 2026, total compensation expense not yet recognized related to non-vested restricted stock units was $2.6 million and the weighted-average period in which the expense is expected to be recognized is 2.3 years. For the six months ended June 30, 2026 and 2025, compensation expense related to the RSUs was $8.9 million and $1.5 million, respectively.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management that vest if our closing stock price on the NYSE is equal to or higher than the stock price goal of $12.00 per share. The grant date fair value per market-based RSU was $6.70 and determined using a Monte Carlo simulation approach. On March 5, 2026, our stock price closed at $13.29 per share which triggered the vesting of 0.5 million shares. There was no compensation expense recognized for these awards for the six months ended June 30, 2026 and 2025, respectively.

Stock Appreciation Rights (SARs)

The Company has outstanding cash-settled SARs held by current and former employees. The SARs may be exercised during specified periods when the Company's stock price exceeds the applicable share price goal. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement. As of June 30, 2026 and December 31, 2025, we calculated the fair value of the SARs at $5.9 million and nominal, respectively. The SARs are recorded in Accrued employee benefits and Other accrued liabilities in the Condensed Consolidated Balance Sheets.

The change in fair value of the SARs liability for the three and six months ended June 30, 2026 was $(0.5) million and $5.9 million, respectively, and is recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The change in the fair value of the SARs is primarily driven by fluctuations in the Company's stock price, which decreased comparative to March 31, 2026, but increased comparative to the stock price at December 31, 2025.

We used the following assumptions to determine the fair value of the SARs granted as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.10%	3.70%
Expected volatility	118%	80%
Expected life in years	2.50	3.25
Suboptimal exercise factor	2.0x	2.0x

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

As of June 30, 2026 and December 31, 2025, the SARs are fully vested and their total intrinsic value is zero.

NOTE 17 – INCOME TAXES

For the three months ended June 30, 2026, income tax benefit from continuing operations was $1.1 million, resulting in an effective tax rate of (8.2)%. For the three months ended June 30, 2025, income tax expense from continuing operations was $4.0 million, resulting in an effective tax rate of (117.9)%.

For the six months ended June 30, 2026, income tax expense from continuing operations was $3.1 million, resulting in an effective tax rate of (4.9)%. For the six months ended June 30, 2025, income tax expense from continuing operations was $5.9 million, resulting in an effective tax rate of (34.7)%.

Our effective tax rate for the three and six months ended June 30, 2026 is not reflective of the U.S. statutory rate due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and favorable discrete items.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three and six months ended June 30, 2026 and 2025 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2025	$(16,156)	$178	$(15,978)
Other comprehensive loss	(916)	—	(916)
Net other comprehensive loss	(916)	—	(916)
Balance at March 31, 2026	(17,072)	178	(16,894)
Other comprehensive loss	(852)	—	(852)
Net other comprehensive loss	(852)	—	(852)
Balance at June 30, 2026	$(17,924)	$178	$(17,746)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	403	—	403
Reclassification of AOCI to net income (loss)	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	(85,084)	(1,049)	(86,133)
Other comprehensive income before reclassifications	2,196	—	2,196
Reclassification of AOCI to net income (loss)	52,646	123	52,769
Net other comprehensive income	54,842	123	54,965
Balance at June 30, 2025	$(30,242)	$(926)	$(31,168)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Release of currency translation adjustment with the sale of business	Income (loss) from discontinued operations, net of tax	$—	$(52,646)	$—	$(52,646)
Pension and postretirement adjustments, net of tax	Benefit plans, net	—	(123)	—	(247)
	Net income (loss)	$—	$(52,769)	$—	$(52,893)

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

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (Level 1).

Securities

	Level 1
(in thousands)	June 30, 2026	December 31, 2025
Corporate notes and bonds	$5,142	$5,334
United States Government and agency securities	1,999	1,806
Total fair value of securities	$7,141	$7,140

Investments in securities are presented as $5.4 million in Other current assets and $1.7 million in Other assets as of June 30, 2026 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 1.5 years.

Senior Notes due 2026

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of our Senior Notes due 2026. The fair value of the Senior Notes due 2026 is based on readily available quoted market prices (known as "Level 1") as of June 30, 2026 and December 31, 2025:

	6.50% Senior Notes ("BWNB")
(in thousands)	June 30, 2026	December 31, 2025
Carrying value	$61,832	$84,792
Estimated fair value	61,807	83,435

Senior Notes due 2030

The fair value of the Senior Notes due 2030 is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as "Level 2") as of June 30, 2026 and December 31, 2025:

	8.75% Senior Notes
(in thousands)	June 30, 2026	December 31, 2025
Carrying value	$129,473	$129,473
Estimated fair value	127,506	127,359

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
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $47.1 million, which is $1.4 million less than its carrying amount at June 30, 2026.
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

NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 19% of our outstanding common stock as of June 30, 2026. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

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

As described in Note 14 to the Condensed Consolidated Financial Statements, in April 2024 and November 2025, we entered into sales agreements with B. Riley, among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley is entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent. We have paid $1.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

In the first quarter of 2026, we entered into an agreement with B. Riley to provide financial advisory services to the Company. Under this agreement, B. Riley will be paid a cash fee equal to 3.0% of the total financing value of any qualified debt transaction that is consummated, plus a cash fee of $0.5 million for other financial advisory services. For the six months ended June 30, 2026, we paid $5.0 million related to this agreement. The fee was capitalized and will be amortized over the life of the Credit Agreement.

As described in Note 14 to the Condensed Consolidated Financial Statements, on May 18, 2026, we completed a public offering of our common stock pursuant to an underwriting agreement dated May 14, 2026, between us and B. Riley, as representative of several underwriters. In connection with the offering, we incurred underwriting discounts and commission fees of $11.8 million, which were netted against the total proceeds received.

Transactions with Board of Directors

In the second quarter of 2026, we repurchased 0.2 million shares of our common stock from certain members of our Board of Directors. These shares were previously issued pursuant to stock awards granted in connection with their service as directors. We paid an aggregate purchase price of $5.0 million, equivalent to the market price of shares at the time of repurchase. The transaction was recorded in Treasury stock within Stockholders' equity (deficit) on the Condensed Consolidated Balance Sheet.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2026.

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

NOTE 22 – SUBSEQUENT EVENTS

Redemption of Senior Notes

On July 13, 2026, we issued a notice of redemption ("Redemption Notice") for all $61.4 million aggregate principal amount outstanding of our 6.50% Senior Notes. Pursuant to the Redemption Notice, on August 13, 2026 (the "Redemption Date"), we will redeem all 6.50% Senior Notes at a redemption price equal to 100% of the principal amount together with any make-whole amount and accrued and unpaid interest up to, but excluding, the Redemption Date.

2026 Share Repurchase Program

On July 13, 2026, we announced that the Board of Directors has authorized a share repurchase program of up to $50 million of our outstanding common stock. Under the program, we may repurchase shares from time to time in open-market transactions, in privately negotiated transactions, through block trades or pursuant to trading plans established in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act based on market conditions, share price and other factors. The program does not obligate us to purchase any shares, has no fixed expiration date and may be suspended or discontinued at any time.

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

BUSINESS OVERVIEW

We are a globally focused energy technologies provider with nearly 160 years of experience providing diversified energy and emissions control solutions to a broad range of industrial, electrical utility, municipal and other customers. Our innovative products and services are organized in one reportable segment.

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

An increase in power demand has caused a nationwide boilermaker as well as other trade shortfall in skilled labor. These labor constraints have increased construction costs and affected productivity on certain projects. To the extent these conditions persist, they may adversely impact future project execution and operating results.

Discontinued Operations

For more information on our discontinued operations, see Notes 3 and 4 to the Condensed Consolidated Financial Statements.

Vølund

In April 2025, we sold our Vølund business for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone). We recorded a net loss of $36.8 million, which included a write off of CTA of $52.6 million.

Diamond Power

In July 2025, we closed the sale of our Diamond Power business for a base purchase price of $177 million, subject to certain offsets and adjustments, and recorded a gain of $53.2 million on the sale. In the first quarter of 2026, we recorded a gain of $3.5 million as part of the settlement of certain outstanding items in accordance with the agreement.

ASH

In October 2025, we completed a sale of the net assets comprising our ASH business for $29 million, subject to customary fees and adjustments, and recorded a gain of $21.5 million on the sale.

Solar

As of December 31, 2025, B&W Solar was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets.

BWRS

In June 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. In the first quarter of 2026, we recorded a loss of $0.9 million as part of settlement negotiations with the buyer.

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following discussion reflects the consolidated results of our operations as noted below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$319,716	$138,856	$180,860	$534,130	$287,454	$246,676
Costs and expenses:
Cost of operations	273,080	97,401	175,679	444,037	218,232	225,805
Selling, general and administrative expenses	33,695	33,332	363	78,074	61,636	16,438
Research and development costs	619	942	(323)	1,422	1,290	132
Impairment of long-lived assets	—	—	—	—	950	(950)
Loss on asset disposals, net	553	165	388	484	173	311
Operating income	11,769	7,016	4,753	10,113	5,173	4,940

Interest expense	(5,007)	(10,992)	5,985	(9,455)	(22,034)	12,579
Change in fair value of customer warrants	5,858	—	5,858	(64,384)	—	(64,384)
Income tax (benefit) expense	(1,076)	4,023	(5,099)	3,078	5,945	(2,867)

Income (loss) from continuing operations	$14,255	$(7,436)	$21,691	$(65,367)	$(23,068)	$(42,299)
Three Months Ended June 30, 2026 and 2025

Revenues increased by $180.9 million to $319.7 million in the three months ended June 30, 2026 compared to $138.9 million in the three months ended June 30, 2025. The increase is primarily driven by an increase in large project volume, including $100.7 million from Base Electron. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from AI, data centers and expanding economies.

Costs of operations increased by $175.7 million to $273.1 million in the three months ended June 30, 2026 compared to $97.4 million in the three months ended June 30, 2025. The increase is primarily driven by the higher revenue as described above as well as the product mix of higher large project volume which carries higher costs needed to complete certain projects. In addition, construction costs have increased due to a nationwide shortage of skilled labor, which has caused lower than expected productivity on certain job sites.

SG&A expenses only slightly increased by $0.4 million to $33.7 million in the three months ended June 30, 2026 compared to $33.3 million in the three months ended June 30, 2025. SG&A expenses remained relatively consistent year over year.

Research and development costs only slightly decreased by $0.3 million to $0.6 million in the three months ended June 30, 2026 compared to $0.9 million in the three months ended June 30, 2025. These costs remained relatively consistent year over year.

Loss on asset disposals, net increased by $0.4 million to $0.6 million in the three months ended June 30, 2026 compared to $0.2 million in the three months ended June 30, 2025 primarily related to minor disposals in 2026.

Operating income increased by $4.8 million to $11.8 million in the three months ended June 30, 2026 compared to Operating income of $7.0 million in the three months ended June 30, 2025. The increase is primarily due to the revenue increase and increased gross profit, partially offset by the increased SG&A expenses noted above.

Income from continuing operations increased by $21.7 million to $14.3 million in the three months ended June 30, 2026 compared to a loss of $7.4 million in the three months ended June 30, 2025. The increase is primarily driven by the improvement in the operating income results noted above. We also benefited from a reduction to interest expense of $6.0 million, a change in fair value of customer warrants of $5.9 million and a decrease to tax expense of $5.1 million as noted below.

Six Months Ended June 30, 2026 and 2025

Revenues increased by $246.7 million to $534.1 million in the six months ended June 30, 2026 compared to $287.5 million in the six months ended June 30, 2025. The increase is primarily driven by an increase in large project volume, including $131.7 million from Base Electron. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from AI, data centers and expanding economies.

Costs of operations increased by $225.8 million to $444.0 million in the six months ended June 30, 2026 compared to $218.2 million in the six months ended June 30, 2025. The increase is primarily driven by the mix of the business as large project volume increased, resulting in higher costs needed to complete certain projects. In addition, construction costs have increased due to a nationwide shortage of skilled labor, which has caused lower than expected productivity on certain job sites.

SG&A expenses increased by $16.4 million to $78.1 million in the six months ended June 30, 2026 compared to $61.6 million in the six months ended June 30, 2025. The increase is primarily driven by an increase in share price of our common stock during the six months ended June 30, 2026, which resulted in the increase in stock-based compensation expense for grants to senior members of management, including an increase in the valuation of stock appreciation rights.

Research and development costs increased by $0.1 million to $1.4 million in the six months ended June 30, 2026 compared to $1.3 million in the six months ended June 30, 2025. These costs remained relatively consistent year over year.

Impairment of long-lived assets decreased by $1.0 million in 2026. The decrease relates to an impairment recognized in 2025 relating to a reduction in our real estate footprint.

Loss on asset disposals increased by $0.3 million to $0.5 million in the six months ended June 30, 2026 compared to $0.2 million in the six months ended June 30, 2025 primarily related to minor disposals in 2026.

Operating income increased by $4.9 million to $10.1 million in the six months ended June 30, 2026 compared to $5.2 million in the six months ended June 30, 2025, primarily due to the increased revenue increasing gross profit partially offset by the increased SG&A expenses noted above.

Loss from continuing operations increased by $42.3 million to $65.4 million compared to a loss of $23.1 million in the six months ended June 30, 2025. The increase was primarily driven by non-cash change in fair value of customer warrants of $64.4 million, partially offset by a decrease in income tax expense of $2.9 million and a reduction in interest expense of $12.6 million.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Components associated with borrowings from:
Credit Agreement	$4	$1,138	$7	$2,265
Senior Notes due 2026	1,135	5,201	2,307	11,521
Senior Notes due 2030	2,832	1,038	5,664	1,038
	3,971	7,377	7,978	14,824
Components associated with amortization or accretion of:
Credit Agreement	691	1,477	921	3,086
Senior Notes due 2026	229	488	456	1,144
Senior Notes due 2030	(1,361)	(577)	(3,062)	(577)
	(441)	1,388	(1,685)	3,653
Components associated with interest from:
Lease liabilities	586	645	1,148	1,236
Letter of credit interest	1,012	1,399	2,418	1,892
Other interest expense	229	183	268	429
Capitalized interest	(350)	—	(672)	—
	1,477	2,227	3,162	3,557
Total interest expense	$5,007	$10,992	$9,455	$22,034

Interest expense for the three and six months ended June 30, 2026 is lower compared to the three and six months ended June 30, 2025 due to the debt refinancing and paydown transactions that occurred in 2025 that results in lower base principal and will result in accretion of the gain on exchange over the life of the debt. See Note 13 to the Condensed Consolidated Financial Statements for further details.

Change in Fair Value of Customer Warrants

The change in the fair value of the Warrants is primarily driven by fluctuations in the Company's stock price, which slightly decreased comparative to March 31, 2026, but increased comparative to the stock price at December 31, 2025. As a result, we recorded income of $5.9 million for the three months ended June 30, 2026, and expense of $64.4 million for the six months ended June 30, 2026.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	Change	2026	2025	Change
Income (loss) from continuing operations before income tax (benefit) expense	$13,179	$(3,413)	$16,592	$(62,289)	$(17,123)	$(45,166)
Income tax (benefit) expense	(1,076)	4,023	(5,099)	3,078	5,945	(2,867)
Effective tax rate	(8.2)%	(117.9)%		(4.9)%	(34.7)%

Our effective tax rate for the three and six months ended June 30, 2026 is not reflective of the U.S. statutory rate primarily due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and favorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

Total bookings as of June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
B&W (1)	$150.5	$108.7	$2,663.0	$230.0
(1) Bookings of $2.4 billion were related to Base Electron for the six months ended June 30, 2026.

Our backlog as of June 30, 2026 and 2025 was as follows:

	As of June 30,
(in millions)	2026	2025
B&W	$2,569.0	$405.6

Of the backlog at June 30, 2026, we expect to recognize revenues as follows:

(in millions)	2026	2027	Thereafter	Total
B&W	$403.8	$674.5	$1,490.7	$2,569.0

Non-GAAP Financial Measures

In addition to Income (loss) from continuing operations, we use non-GAAP financial measures internally to evaluate our performance and make financial and operational decisions. When viewed in conjunction with GAAP results and the accompanying reconciliations, we believe that the presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone. The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the related financial results prepared in accordance with GAAP.

The following discussion of our business segment results of operations includes a discussion of EBITDA and Adjusted EBITDA. EBITDA focuses on the earnings generated from core business operations, without considering the effects of financing, accounting decisions or tax. EBITDA and Adjusted EBITDA differ from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of Income (loss) from continuing operations, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA is included below. Management believes that this financial measure is useful to investors because it excludes certain expenses, allowing investors to more easily compare our financial performance period to period. When viewed in conjunction with GAAP results, we believe the presentation of EBITDA and Adjusted EBITDA provides investors with greater transparency and a greater understanding of factors affecting our financial position and results of operations than GAAP measures alone.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income (loss) from continuing operations	$14,255	$(7,436)	$(65,367)	$(23,068)
Interest expense, net	4,257	10,455	8,065	21,257
Income tax (benefit) expense	(1,076)	4,023	3,078	5,945
Depreciation & amortization	2,507	2,126	5,008	4,441
EBITDA	19,943	9,168	(49,216)	8,575

Impairment of long-lived assets	—	—	—	950
Benefit plans, net	(427)	776	(856)	1,555
Loss on asset disposals, net	553	165	484	173
Stock-based compensation	1,591	758	14,823	1,521
Restructuring activities	2,003	—	2,512	111
Loss on debt extinguishment	31	—	59	—
Settlements and related legal costs	2	472	43	536
Foreign exchange	(4)	(1,590)	97	(1,188)
Financial advisory services	266	3,319	721	5,167
Customer warrant amortization	3,079	—	4,143	—
Change in fair value of customer warrants	(5,858)	—	64,384	—
Other – net	591	793	653	509
Adjusted EBITDA	$21,770	$13,861	$37,847	$17,909

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

Loss on debt extinguishment

Losses on debt extinguishment are due to the exit costs associated with our repurchase of outstanding Senior Notes due 2026.

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

Customer warrant amortization

Customer warrants are amortized over the life of the associated agreement and recorded as a reduction to Revenues in the Condensed Consolidated Statements of Operations. Management excludes the reduction to revenue from Adjusted EBITDA as they are a non-cash transaction and do not reflect the ordinary course of business.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary liquidity requirements include debt service, funding dividends on Preferred Stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, and equity offerings, and our Preferred Stock, each of which are described below and in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report in further detail. We believe that our current operating plan and borrowings available under our Credit Agreement will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, capital expenditures, working capital needs or other purposes beyond the next twelve months. Additional financing may not be available on terms favorable to us or at all, and may also be impacted by any disruptions in the financial markets. In addition, our existing indebtedness could limit our ability to obtain additional financing.

Cash and Cash Flows

The following discussion on our cash flows is inclusive of continued and discontinued operations, consistent with our presentation on the Condensed Consolidated Statements of Cash Flows in accordance with GAAP.

At June 30, 2026, our cash and cash equivalents, and restricted cash totaled $382.8 million, and we had total debt of $276.8 million, of which $23.7 million is unamortized premium. We also had $191.7 million of gross Preferred Stock outstanding. Our foreign cash was $11.4 million of our total cash and cash equivalents and restricted cash as of June 30, 2026. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. We had $48.5 million of restricted cash as of June 30, 2026 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows provided by operating activities was $0.4 million in the six months ended June 30, 2026, which is primarily attributable to net loss of $62.7 million after excluding non-cash expense items such as the change in fair value of customer warrants of $64.4 million and stock compensation expense of $14.8 million. Cash flows provided by operating activities also included movements in certain operating assets and liabilities such as increases in accounts payable of $100.3 million, partially offset by increases in accounts receivable trade, net of $60.9 million and contracts in progress of $17.8 million, as well as a decrease in advance billings on contracts of $30.5 million. Advance billings on contracts and construction in progress are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period.

Cash flows used in operating activities was $33.8 million in the six months ended June 30, 2025, which was primarily attributable to the year-to-date net loss of $80.5 million, partially offset by non-cash expenses arising from the loss on sale of business of $35.8 million and impairment of long-lived assets of $9.9 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as decreases in inventories of $7.9 million and pension liabilities, accrued postretirement benefits and employee benefits of $6.9 million resulting from contributions made to the plan. Offsetting these decreases were increases to contracts in progress of $9.8 million and accrued and other current liabilities of $8.1 million, due to the result of timing of payments to vendors.

Cash flows used in investing activities was $9.9 million in the six months ended June 30, 2026, primarily due to purchases of fixed assets relating to BrightLoop™ projects, partially offset by proceeds from the sale of businesses and other asset disposals of $3.9 million. Cash flows provided by investing activities were $10.6 million in the six months ended June 30, 2025, primarily due to proceeds from the sale of our Vølund business of $20.1 million, offset by purchases of fixed assets relating to BrightLoop™ projects.

Cash flows provided by financing activities was $191.4 million in the six months ended June 30, 2026, primarily related to the proceeds of $259.8 million pursuant to our equity offerings as described in Note 14 to the Condensed Consolidated Financial Statements, partially offset by buybacks of our Senior Notes due 2026 of $23.0 million and net repayments on the Credit Agreement of $18.7 million. Cash flows provided by financing activities was $2.6 million in the six months ended June 30, 2025, primarily related to the net borrowings on the Credit Agreement of $6.9 million and equity offerings of $5.5 million, partially offset by debt issuance related to the debt refinancing of $5.1 million and Preferred Stock dividend payments of $3.7 million.

Debt and Credit Facility

Information related to our debt and Credit Facility is described in Note 13 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our policies during the six months ended June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks has not changed materially from those disclosed under "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Exchange Act).

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2026 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2026 and 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of June 30, 2026, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2025 as there have been no material changes and no new litigation to disclose as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

The following table details our common stock repurchases during the three months ended June 30, 2026:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026 (1)	234	21.22	—	—
June 1 - June 30, 2026	—	—	—	—
Total	234	$21.22	—	$—
(1) Represents shares of common stock repurchased from certain members of the Board of Directors during the second quarter of 2026 for an aggregate purchase price of approximately $5.0 million. These repurchases were not made pursuant to a publicly announced share repurchase plan or program.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5	Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on March 5, 2025 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1**†	Babcock & Wilcox Enterprises, Inc. Amended and Restated 2021 Long-Term Incentive Plan (Amended and Restated as of March 12, 2026) (incorporated by reference to Exhibit 10.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 22, 2026 (File No. 001-36876)).

10.2**	Consultant Agreement between Babcock & Wilcox Enterprises, Inc. and John Dziewisz, dated May 18, 2026, filed herewith (File No. 001-36876).

10.3	Separation and Release of Claims Agreement between The Babcock & Wilcox Company and its parent, subsidiary, and related and affiliated entities, and John Dziewisz, dated May 28, 2026, filed herewith (File No. 001-36876).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*As permitted by Regulation S-K, Item 601(b)(2)(ii) of the Exchange Act, certain confidential portions of this exhibit have been redacted from the publicly filed document.
**As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Exchange Act, certain confidential portions of this exhibit have been redacted from the publicly filed document.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

August 10, 2026	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)