Form 10-Q
period 2026-09-30
Babcock & Wilcox Enterprises, Inc.
filed 2026-11-09
CIK 1630805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Yes  ☐    No  ☒
The number of shares of the registrant's common stock outstanding at November 3, 2026 was 145,446,002.

Definitions

In this Quarterly Report on Form 10-Q, or this "Quarterly Report", unless the context otherwise indicates, "B&W," "we," "us," "our" or the "Company" mean Babcock & Wilcox Enterprises, Inc. and its consolidated subsidiaries. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.

Abbreviation or acronym	Term
6.50% Senior Notes	6.50% Senior Notes due December 31, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021, fully redeemed as of August 31, 2026
8.125% Senior Notes	8.125% Senior Notes due February 28, 2026 issued by Babcock & Wilcox Enterprises, Inc. in 2021, fully redeemed as of December 31, 2025
8.75% Senior Notes	8.75% Senior Secured Notes due June 30, 2030 issued by Babcock & Wilcox Enterprises, Inc. in 2025
Agents	Collectively, B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Agents	Collectively, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC
AI	Artificial intelligence
AOCI	Accumulated Other Comprehensive Income (loss)
Applied Digital	Applied Digital Corporation
ASC	Accounting Standards Codification
ASH	Allen-Sherman-Hoff Division
ASU	Accounting Standards Update
Axos	Axos Bank, an affiliate of Axos Financial, Inc.
Base Electron	Base Electron, Inc.
B&W Solar	Babcock & Wilcox Solar Energy, Inc., formerly known as Fosler Construction Company, Inc.
B. Riley	BRC Group Holdings, Inc. and its affiliates, a related party
BWRS	Babcock & Wilcox Renewable Service A/S
CODM	Chief Operating Decision Maker, who is our Chief Executive Officer
Credit Agreement	Credit Agreement between us, with certain of our subsidiaries as guarantors, the lenders party thereto from time to time and Axos Bank, as administrative agent, swingline lender and letter of credit issuer on January 18, 2024 (as amended from time to time)
Credit Facility	Revolving credit facility
CTA	Currency translation adjustment
Diamond Power	Diamond Power International, LLC
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GMAB	Babcock & Wilcox Vølund AB f/k/a Gӧtaverken Miljӧ AB
MTM	Mark-to-Market
NOL	Net operating losses
NYSE	New York Stock Exchange
PBGC	Pension Benefit Guaranty Corporation
Preferred Stock	7.75% Series A Cumulative Perpetual Preferred Stock
Sales Agreement	Sales agreement with B. Riley Securities, Inc., Seaport Global Securities LLC, Craig-Hallum Capital Group LLC and Lake Street Capital Markets, LLC
2025 Sales Agreement	Sales agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended

Abbreviation or acronym	Term
Senior Notes Due 2026	Collectively, the 8.125% Senior Notes due February 28, 2026 and the 6.50% Senior Notes due December 31, 2026. The 8.125% Senior Notes were fully redeemed as of December 31, 2025 and the 6.50% Senior Notes were fully redeemed as of August 31, 2026
SG&A	Selling, general and administrative expenses
SOFR	The Secured Overnight Financing Rate
SPIG	SPIG S.p.A

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

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. These forward-looking statements are based on management's current expectations and involve a number of risks and uncertainties, including, but not limited to: the potential for future conditions that could raise substantial doubt as to our ability to continue as a going concern, which has occurred in the past; risks associated with contractual pricing in our industry; disputes with customers with long-term contracts; the performance of third parties' and subcontractors' on whom we rely; disruptions at our or third-party manufacturing facilities; our ability to execute our growth strategy; our evaluation of strategic alternatives; our ability to deliver our backlog on time or at all; professional liability, product liability, warranty or other claims; inadequate insurance coverage; our ability to compete successfully against current and future competitors; our development of new products; cyclical and economic impacts on demand for our products; compliance with government regulations; legislative and regulatory developments impacting our business; supply chain issues; the financial and other covenants in our debt agreements; our ability to maintain adequate bonding and letter of credit capacity; impairment to our goodwill or other indefinite-lived intangible assets; our exposure to credit risk; disruptions in, or failures of, our information technology systems, including those related to cybersecurity; failure to comply with data and privacy laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to breaches; failure to protect our intellectual property rights, or inability to obtain or renew licenses to use intellectual property of third parties; uncertainty over tariffs and their impacts; sanctions and export controls; international political, economic and other uncertainties; fluctuations in the value of foreign currencies could harm our profitability; volatility of the market price and trading volume of our common stock; dilution of our common shareholders' ownership or voting power; the significant influence of B. Riley over us; anti-takeover provisions in our corporate documents; changes in tax rates or tax law; our ability to use NOL and certain tax credits; failure to maintain effective internal control over financial reporting; new accounting pronouncements or changes in existing accounting standards and practices; our ability to attract and maintain key personnel; our relationship with labor unions; a nationwide shortage of skilled labor; pension and medical expenses associated with our retirement benefit; natural disasters or other events beyond our control; and the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report and in Part II, Item 1A of our Quarterly Reports on Form 10-Q, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC.

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

PART I
ITEM 1. Condensed Consolidated Financial Statements

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$290,795	$139,226	$824,925	$426,680
Costs and expenses:
Cost of operations	245,947	105,876	689,984	324,108
Selling, general and administrative expenses	30,541	29,124	108,615	90,760
Research and development costs	551	295	1,973	1,585
Impairment of long-lived assets	—	—	—	950
(Gain) loss on asset disposals, net	(39)	557	445	730
Total costs and expenses	277,000	135,852	801,017	418,133
Operating income	13,795	3,374	23,908	8,547
Other (expense) income:
Interest expense	(4,094)	(8,500)	(13,549)	(30,534)
Interest income	1,285	356	2,675	1,133
(Loss) gain on debt extinguishment	(569)	1,730	(628)	1,730
Benefit plans, net	429	(783)	1,285	(2,338)
Foreign exchange	(1,239)	(1,271)	(1,336)	(83)
Change in fair value of customer warrants	85,144	—	20,760	—
Other income (expense), net	156	(281)	(497)	(877)
Total other income (expense)	81,112	(8,749)	8,710	(30,969)
Income (loss) from continuing operations before income tax expense	94,907	(5,375)	32,618	(22,422)
Income tax expense	1,395	780	4,473	6,725
Income (loss) from continuing operations	93,512	(6,155)	28,145	(29,147)
Income (loss) from discontinued operations, net of tax	398	41,247	3,075	(16,260)
Net income (loss) attributable to stockholders	93,910	35,092	31,220	(45,407)
Less: Dividend on Series A Preferred Stock	3,715	3,715	11,145	11,145
Net income (loss) attributable to stockholders of common stock	$90,195	$31,377	$20,075	$(56,552)

Basic earnings (loss) per share:
Continuing operations	$0.61	$(0.10)	$0.12	$(0.41)
Discontinued operations	—	0.40	0.02	(0.16)
Basic earnings (loss) per share	$0.61	$0.30	$0.14	$(0.57)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.10)	$(0.05)	$(0.41)
Discontinued operations	—	0.40	0.02	(0.16)
Diluted earnings (loss) per share	$0.02	$0.30	$(0.03)	$(0.57)

Shares used in the computation of earnings (loss) per share:
Basic	147,275	103,047	141,170	99,918
Diluted	158,739	103,047	149,030	99,918

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to stockholders	$93,910	$35,092	$31,220	$(45,407)
Other comprehensive income (loss):
Currency translation adjustments	18	4,170	(1,750)	6,769
Reclassification of currency translation adjustments to net income (loss)	—	13,981	—	66,627
Pension and postretirement adjustments, net of tax	—	124	—	371
Other comprehensive income (loss)	18	18,275	(1,750)	73,767
Total comprehensive income	93,928	53,367	29,470	28,360
Comprehensive income attributable to non-controlling interest	—	—	—	(23)
Comprehensive income attributable to stockholders	$93,928	$53,367	$29,470	$28,337
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$71,159	$89,456
Current restricted cash	28,994	84,991
Accounts receivable – trade, net of allowance for credit losses of $2.0 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively	260,011	118,383
Contracts in progress	102,153	72,808
Inventories, net	62,478	60,880
Customer contract asset current	13,513	8,268
Other current assets	37,193	35,890
Total current assets	575,501	470,676
Net property, plant and equipment and finance leases	77,631	65,533
Goodwill	52,154	53,097
Intangible assets, net	12,651	15,267
Right-of-use assets	16,265	17,651
Long-term restricted cash	28,714	26,913
Deferred tax assets	913	945
Customer contract asset noncurrent	52,386	—
Other assets	28,529	12,856
Total assets	$844,744	$662,938

Accounts payable	$162,889	$69,192
Accrued employee benefits	6,625	4,575
Advance billings on contracts	58,834	111,987
Accrued warranty expense	3,377	3,584
Financing lease liabilities	2,095	1,894
Operating lease liabilities	3,557	3,819
Customer warrants	51,777	8,268
Other accrued liabilities	31,281	32,129
Current senior notes	—	83,873
Current borrowings	333	67,373
Total current liabilities	320,768	386,694
Borrowings, net of current portion	55,610	18,865
Senior Notes due 2030	146,572	150,970
Pension and other postretirement benefit liabilities	153,001	176,191
Finance lease liabilities, net of current portion	25,240	26,742
Operating lease liabilities, net of current portion	13,809	15,125
Deferred tax liability	10,462	10,666
Other noncurrent liabilities	9,633	9,226
Total liabilities	735,095	794,479

Stockholders' equity (deficit):
Preferred Stock, par value $0.01 per share, authorized shares of 20,000; issued and outstanding shares of 7,669 at September 30, 2026 and December 31, 2025	77	77
Common stock, par value $0.01 per share, authorized shares of 500,000; issued and outstanding shares of 145,446 and 130,447 at September 30, 2026 and December 31, 2025, respectively	5,824	5,569
Capital in excess of par value	1,967,180	1,691,412
Treasury stock at cost, 7,633 and 2,690 shares at September 30, 2026 and December 31, 2025, respectively	(169,044)	(115,886)
Accumulated deficit	(1,676,660)	(1,696,735)
Accumulated other comprehensive loss	(17,728)	(15,978)
Total stockholders' equity (deficit)	109,649	(131,541)
Total liabilities and stockholders' equity (deficit)	$844,744	$662,938
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2025	130,447	$5,569	7,669	$77	$1,691,412	$(115,886)	$(1,696,735)	$(15,978)	$(131,541)
Net loss	—	—	—	—	—	—	(76,945)	—	(76,945)
Currency translation adjustments	—	—	—	—	—	—	—	(916)	(916)
Equity pension contribution	740	63	—	—	6,244	—	—	—	6,307
Stock-based compensation and employee tax withholdings	611	11	—	—	6,799	(6,172)	—	—	638
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Common stock offering, net	3,949	39	—	—	34,038	—	—	—	34,077
Balance at March 31, 2026	135,747	$5,682	7,669	$77	$1,738,493	$(122,058)	$(1,777,395)	$(16,894)	$(172,095)
Net income	—	—	—	—	—	—	14,255	—	14,255
Currency translation adjustments	—	—	—	—	—	—	—	(852)	(852)
Stock-based compensation and employee tax withholdings	551	6	—	—	1,645	(1,849)	—	—	(198)
Repurchase of common stock	(234)	—	—	—	—	(4,960)	—	—	(4,960)
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Common stock offering, net	12,898	130	—	—	224,804	—	—	—	224,934
Balance at June 30, 2026	148,962	$5,818	7,669	$77	$1,964,942	$(128,867)	$(1,766,855)	$(17,746)	$57,369
Net income	—	—	—	—	—	—	93,910	—	93,910
Currency translation adjustments	—	—	—	—	—	—	—	18	18
Stock-based compensation and employee tax withholdings	347	6	—	—	2,238	(2,280)	—	—	(36)
Repurchase of common stock	(3,863)	—	—	—	—	(37,897)	—	—	(37,897)
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	(3,715)
Balance at September 30, 2026	145,446	$5,824	7,669	$77	$1,967,180	$(169,044)	$(1,676,660)	$(17,728)	$109,649

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Capital In Excess of Par Value	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity (Deficit)
(in thousands)	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	95,138	$5,208	7,669	$77	$1,558,828	$(115,500)	$(1,645,716)	$(86,660)	$591	$(283,172)
Net loss	—	—	—	—	—	—	(22,007)	—	18	(21,989)
Currency translation adjustments	—	—	—	—	—	—	—	403	4	407
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation and employee tax withholdings	—	—	—	—	760	—	—	—	—	760
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	3,266	32	—	—	5,155	—	—	—	—	5,187
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	(118)	(118)
Balance at March 31, 2025	98,404	$5,240	7,669	$77	$1,564,743	$(115,500)	$(1,671,438)	$(86,133)	$495	$(302,516)
Net loss	—	$—	—	$—	$—	$—	$(58,492)	$—	$26	$(58,466)
Currency translation adjustments	—	—	—	—	—	—	—	54,842	19	54,861
Pension and post retirement adjustments, net of tax	—	—	—	—	—	—	—	123	—	123
Stock-based compensation and employee tax withholdings	531	5	—	—	728	—	—	—	—	733
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	254	3	—	—	291	—	—	—	—	294
Balance at June 30, 2025	99,189	$5,248	7,669	$77	$1,565,762	$(115,500)	$(1,733,645)	$(31,168)	$540	$(308,686)
Net income	—	$—	—	$—	$—	$—	$35,092	$—	$16	$35,108
Currency translation adjustments	—	—	—	—	—	—	—	18,151	—	18,151
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—	—	124	—	124
Stock-based compensation and employee tax withholdings	439	12	—	—	741	(386)	—	—	—	367
Dividends to preferred stockholders	—	—	—	—	—	—	(3,715)	—	—	(3,715)
Common stock offering, net	11,472	115	—	—	26,885	—	—	—	—	27,000
Divestiture of non-controlling interest	—	—	—	—	—	—	—	—	(556)	(556)
Balance at September 30, 2025	111,100	$5,375	7,669	$77	$1,593,388	$(115,886)	$(1,702,268)	$(12,893)	$—	$(232,207)

See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating Activities:
Net income (loss) from continuing operations	$28,145	$(29,147)
Net income (loss) from discontinued operations	3,075	(16,260)
Net income (loss)	31,220	(45,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	8,190	7,754
Impairment of long-lived assets	—	9,917
Amortization of deferred financing costs and debt premium	(2,449)	1,460
Amortization of guaranty fee	—	108
Amortization of customer warrants	6,637	—
Change in fair value of customer warrants	(20,760)	—
Non-cash operating lease expense	2,674	5,163
Gain on sale of business	(3,075)	(17,319)
Loss (gain) on debt extinguishment	628	(1,730)
Loss on asset disposals, net	445	882
Benefit from deferred income taxes, including valuation allowances	(173)	(481)
Prior service cost amortization for pension and postretirement plans	(1,285)	371
Stock-based compensation	12,873	2,245
Foreign exchange	1,336	(5,726)
Unrealized loss on securities	83	2,151
Bad debt expense	125	45
Changes in operating assets and liabilities:
Accounts receivable – trade, net	(152,895)	(6,284)
Contracts in progress	(29,345)	11,922
Other current and noncurrent assets	(2,417)	(8,191)
Advance billings on contracts	(53,153)	16,600
Inventories, net	(1,598)	(6,131)
Income taxes	(7,351)	(98)
Accounts payable	93,173	(33,231)
Accrued and other current liabilities	(741)	12,768
Accrued contract loss	3,135	(4,504)
Pension liabilities, accrued postretirement benefits and employee benefits	(14,613)	(6,765)
Other, net	(922)	(1,419)
Net cash used in operating activities	(130,258)	(65,900)
Investing Activities:
Purchase of property, plant and equipment	(18,606)	(12,594)
Proceeds from sale of business and assets	3,948	187,450
Purchases of securities	(6,451)	(5,592)
Sales and maturities of securities	6,303	3,155
Net cash (used in) provided by investing activities	(14,806)	172,419

BABCOCK & WILCOX ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Financing Activities:
Borrowings on loan payable	10,971	75,418
Repayments on loan payable	(41,287)	(126,825)
Issuance of Senior Notes due 2030	—	5,400
Buyback of Senior Notes due 2026	(84,792)	(6,282)
Finance lease payments	(1,433)	(1,242)
Payment of Preferred Stock dividends	(11,145)	(11,145)
Employee tax withholding on stock-based compensation	(10,301)	(386)
Issuance of common stock, net	259,580	32,481
Payment of non-controlling interest dividends	—	(118)
Repurchase of common stock	(42,857)	—
Debt issuance costs	(5,514)	(4,418)
Other, net	—	(259)
Net cash provided by (used in) financing activities	73,222	(37,376)
Effects of exchange rate changes on cash	(651)	878
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,493)	70,021
Cash, cash equivalents and restricted cash at beginning of period	201,360	131,064
Cash, cash equivalents and restricted cash at end of period	$128,867	$201,085

Schedule of cash, cash equivalents and restricted cash:
Cash and cash equivalents (1)	$71,159	$25,218
Current restricted cash	28,994	165,527
Long-term restricted cash	28,714	10,340
Total cash, cash equivalents and restricted cash at end of period	$128,867	$201,085

Supplemental cash flow information:
Income taxes paid, net	$10,690	$8,135
Interest paid	13,497	24,803
(1) Includes cash held at discontinued operations of $0.8 million at September 30, 2025.
See accompanying notes to the Condensed Consolidated Financial Statements.

BABCOCK & WILCOX ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2026

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. In the opinion of management, these Condensed Consolidated Financial Statements contain all estimates and adjustments, consisting of normal recurring adjustments, required to fairly present the financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full-year ending December 31, 2026. Certain prior period amounts were reclassified to conform to the presentation in the current period.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share of our common stock, net of non-controlling interest and dividends on Preferred Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Income (loss) from continuing operations	$93,512	$(6,155)	$28,145	$(29,147)
Less: Dividend on Series A Preferred Stock	3,715	3,715	11,145	11,145
Income (loss) from continuing operations attributable to stockholders of common stock	89,797	(9,870)	17,000	(40,292)
Income (loss) from discontinued operations, net of tax	398	41,247	3,075	(16,260)
Net income (loss) attributable to stockholders of common stock used to calculated basic earnings (loss) per share	$90,195	$31,377	$20,075	$(56,552)

Income (loss) from continuing operations attributable to stockholders of common stock used to calculate basic earnings (loss) per share	$89,797	$(9,870)	$17,000	$(40,292)
Dilutive effect of warrants, net of tax	(86,881)	—	(24,620)	—
Income (loss) from continuing operations attributable to stockholders of common stock used to calculated diluted earnings (loss) per share	2,916	(9,870)	(7,620)	(40,292)
Income (loss) from discontinued operations, net of tax	398	41,247	3,075	(16,260)
Net income (loss) attributable to stockholders of common stock used to calculated diluted earnings (loss) per share	$3,314	$31,377	$(4,545)	$(56,552)

Weighted average shares used to calculate basic earnings (loss) per share	147,275	103,047	141,170	99,918
Dilutive effect of stock options, restricted stock, performance units and warrants	11,464	—	7,860	—
Weighted average shares used to calculate diluted earnings (loss) per share	158,739	103,047	149,030	99,918

Basic earnings (loss) per share:
Continuing operations	$0.61	$(0.10)	$0.12	$(0.41)
Discontinued operations	—	0.40	0.02	(0.16)
Basic earnings (loss) per share	$0.61	$0.30	$0.14	$(0.57)

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.10)	$(0.05)	$(0.41)
Discontinued operations	—	0.40	0.02	(0.16)
Diluted earnings (loss) per share	$0.02	$0.30	$(0.03)	$(0.57)

In accordance with GAAP, dilution is assessed on the basis of continuing operations. We incurred a net loss from continuing operations in the three and nine months ended September 30, 2025, therefore basic and diluted shares are the same for those periods.

We excluded 2.0 million and 0.7 million shares related to stock-based compensation awards from the diluted share calculation for the three months ended September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. We excluded 4.4 million and 2.1 million shares related to stock-based compensation awards and warrants from the diluted share calculation for the nine months ended September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive.

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

The Purchase Agreements provided for a base purchase price equal to $15.0 million plus $0.1 million (400,000 Danish krone), subject to certain offsets and adjustments, including additional payments to BWAS if the Buyer enters into a certain prospective project agreement within five years. In addition, BWAS and the Buyer entered into an agreement under which the Buyer loaned BWAS $5.0 million which will be considered repaid when BWAS transfers to NewCo certain retained intellectual property usage rights. The Purchase Agreements also included representations and warranties regarding BWAS and the transferred business and assets, as well as certain indemnities with respect thereto. During the nine months ended September 30, 2025, we recorded a net loss of $36.8 million, which included a write off of CTA of $52.6 million.

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

The Purchase Agreement provided for a base purchase price equal to $177 million, subject to certain offsets and adjustments. The Purchase Agreement also included representations and warranties regarding the sale, as well as certain indemnities with respect thereto. The Purchase Agreement also included an undertaking for the Sellers and their affiliates not to compete with the Diamond Power business or to solicit customers or employees with respect to the Diamond Power business for a period of four years. Additionally, we entered into an agreement to provide transition services to the Diamond Power business for a period of 12 months, or until earlier agreed upon with respect to certain services. We recorded a gain of $53.2 million on the sale in the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, we recorded additional gains of $0.4 million and $3.9 million, respectively, as part of the settlement of certain outstanding items in accordance with the agreement, which is reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

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

B&W Solar

In December 2025, the B&W Solar business was disposed of through abandonment, as we ceased all business operations and either transferred or wrote off its remaining assets. No impairment charges were recognized as part of the abandonment.

BWRS

In June 2024, we, through our B&W PGG Luxembourg Finance Sárl subsidiary, sold all issued and outstanding share capital of our Denmark-based renewable parts and services subsidiary, BWRS, to Hitachi Zosen Inova AG. We received net cash proceeds of $83.5 million and recorded a gain on the sale of the business of $44.9 million during the year ended December 31, 2024. In the first quarter of 2025, we recorded a gain of $1.0 million and in the first quarter of 2026 we recorded a loss of

$0.9 million, as part of settlement negotiations with the buyer, each of which are reported in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.

NOTE 4 – DISCONTINUED OPERATIONS

During 2024 and 2025, we engaged in a strategy and developed a formalized plan to divest certain non-core businesses to reduce our debt, improve our balance sheet and increase liquidity. As of December 31, 2025, we have divested our BWRS, SPIG, GMAB, Vølund, Diamond Power, ASH and B&W Solar businesses as part of this plan. The Company has completed this strategic initiative and no additional divestitures are planned at this time.

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

The following tables summarize the operating results of the disposal groups included in discontinued operations in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2025
(in thousands)	B&W Solar	Vølund	Diamond Power	ASH	Total
Revenues	$2,116	$2,764	$8,085	$9,781	$22,746
Cost of operations	2,783	4,206	5,596	5,864	18,449
Selling, general and administrative expenses	4,202	1,387	7,653	654	13,896
Research and development costs	—	20	(39)	6	(13)
Impairment of long-lived assets	14	—	—	—	14
Total costs and expenses	6,999	5,613	13,210	6,524	32,346
Operating (loss) income	(4,883)	(2,849)	(5,125)	3,257	(9,600)
Other (expense) income	(106)	178	58	803	933
(Loss) income from discontinued operations, before tax	(4,989)	(2,671)	(5,067)	4,060	(8,667)
Income tax expense	—	12	2,977	247	3,236
Gain on divestiture	—	—	53,166	—	53,166
(Loss) income from discontinued operations, net of tax	(4,989)	(2,683)	45,122	3,813	41,263
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	(16)	—	(16)
(Loss) income attributable to stockholders from discontinued operations	$(4,989)	$(2,683)	$45,106	$3,813	$41,247

	Nine Months Ended September 30, 2025
(in thousands)	B&W Solar	BWRS	Vølund	Diamond Power	ASH	Total
Revenues	$12,149	$—	$4,815	$63,053	$22,189	$102,206
Cost of operations	24,050	—	16,811	40,595	13,688	95,144
Selling, general and administrative expenses	7,360	—	6,163	15,198	2,041	30,762
Research and development costs	—	—	488	367	14	869
Impairment of long-lived assets	7,846	—	1,121	—	—	8,967
Loss on asset disposals, net	16	—	136	—	—	152
Total costs and expenses	39,272	—	24,719	56,160	15,743	135,894
Operating (loss) income	(27,123)	—	(19,904)	6,893	6,446	(33,688)
Other (expense) income	(533)	—	2,901	1,067	473	3,908
(Loss) income from discontinued operations, before tax	(27,656)	—	(17,003)	7,960	6,919	(29,780)
Income tax expense	—	—	120	3,448	171	3,739
Gain (loss) on divestiture	—	1,014	(36,861)	53,166	—	17,319
(Loss) income from discontinued operations, net of tax	(27,656)	1,014	(53,984)	57,678	6,748	(16,200)
Less: Net income attributable to non-controlling interest from discontinued operations	—	—	—	(60)	—	(60)
(Loss) income attributable to stockholders from discontinued operations	$(27,656)	$1,014	$(53,984)	$57,618	$6,748	$(16,260)

The depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations are as follows:

	Nine Months Ended September 30, 2025
(in thousands)	B&W Solar	Vølund	Diamond Power	ASH	Total
Depreciation and amortization of long-lived assets	$14	$—	$397	$12	$423

Changes in operating assets and liabilities:
Accounts receivable – trade, net	1,145	4,445	18,168	(1,856)	21,902
Contracts in progress	672	3,646	3,011	77	7,406
Accounts payable	(12,201)	(2,140)	(8,958)	736	(22,563)
Advance billings on contracts	(26)	(5,115)	(664)	2,247	(3,558)

Purchase of property, plant and equipment	(367)	(2)	(271)	—	(640)

NOTE 5 – SEGMENT REPORTING

Our operations are assessed as one reportable segment, B&W, as revised in the fourth quarter of 2025 due to a strategic shift in our business, including the divestiture of certain non-core assets as described in Note 3 to the Condensed Consolidated Financial Statements. This segment presentation has been applied retrospectively to all periods presented.

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

An analysis of our operations by revenue type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
B&W
Parts	$59,003	$61,201	$185,183	$182,966
Projects	122,961	47,265	363,182	128,035
Construction	108,831	30,760	276,560	115,679
Total Revenue	$290,795	$139,226	$824,925	$426,680

The following table presents Revenues, significant expenses and Income (loss) from continuing operations for our consolidated segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$290,795	$139,226	$824,925	$426,680
Less:
Cost of operations (1)	244,024	104,385	685,552	320,226
Selling, general and administrative expenses (1)	29,282	27,739	104,857	87,325
Depreciation and amortization (2)	3,182	2,876	8,190	7,317
Interest expense, net	2,809	8,144	10,874	29,401
Benefit plans, net	(429)	783	(1,285)	2,338
Change in fair value of customer warrants	(85,144)	—	(20,760)	—
Other expense, net (3)	2,164	674	4,879	2,495
Income tax expense	1,395	780	4,473	6,725
Income (loss) from continuing operations	$93,512	$(6,155)	$28,145	$(29,147)
(1) Excludes depreciation and amortization.
(2) Depreciation and amortization is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations.
(3) Other expense, net includes Research and development costs, Impairment of long-lived assets, (Gain) loss on asset disposals, net, (Loss) gain on debt extinguishment and Foreign exchange as presented in the Condensed Consolidated Statements of Operations.

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

Revenue from products and services transferred to customers over time, which primarily relates to customized, engineered solutions and construction services, accounted for more than 90% of revenue for the three and nine months ended September 30, 2026 and 2025. Revenue from products and services transferred to customers at a point in time, which includes certain aftermarket parts and services, accounted for less than 10% of revenue for the three and nine months ended September 30, 2026 and 2025.

See Note 5 to the Condensed Consolidated Financial Statements for further disaggregation of revenue.

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

Revenue for this project is recognized over time as we satisfy our performance obligation. For the three and nine months ended September 30, 2026, we have recognized $77.8 million and $209.5 million of revenue related to this contract, respectively.

Contract Balances

The following represents the components of Accounts receivable – trade, net, Contracts in progress and Advance billings on contracts included in the Condensed Consolidated Balance Sheets. Also included are accrued contract losses, which are presented in Other accrued liabilities in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Accounts receivable – trade, net (1)	$260,011	$118,383	$141,628	120%
Contracts in progress	102,153	72,808	29,345	40%
Advance billings on contracts (2)	58,834	111,987	(53,153)	(47)%
Accrued contract losses	3,604	469	3,135	668%
(1) Includes $147.8 million related to Base Electron as of September 30, 2026. There was no balance outstanding as of December 31, 2025.
(2) Includes $6.0 million related to Base Electron as of September 30, 2026. There was no balance outstanding as of December 31, 2025.

(in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Accounts receivable – trade, net	$97,064	$91,767	$5,297	6%
Contracts in progress	70,590	79,149	(8,559)	(11)%
Advance billings on contracts	75,760	56,381	19,379	34%
Accrued contract losses	1	217	(216)	(100)%

For each of the nine months ended September 30, 2026 and 2025, we recognized 95% and 93% of the revenue related to amounts that were included in Advance billings on contracts as of December 31, 2025 and 2024, respectively.

Backlog

At September 30, 2026, we had $2.5 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 10%, 28% and 62% of the remaining performance obligations as revenue in 2026, 2027 and thereafter, respectively.

NOTE 7 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value. Certain raw material inventory is sold to our customers directly and without further processing. The components of Inventories, net included in the Condensed Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials and supplies	$59,338	$58,337
Work in progress	2,981	2,361
Finished goods	159	182
Total inventories, net	$62,478	$60,880

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT AND FINANCE LEASES

The following table indicates the carrying value of land and each of the major classes of depreciable assets in the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Land	$2,265	$1,493
Buildings	16,650	16,557
Machinery and equipment	51,673	100,937
Property under construction	36,106	19,520
	106,694	138,507
Less accumulated depreciation	49,218	94,612
Net property, plant and equipment	57,476	43,895
Finance leases	34,081	33,960
Less finance lease accumulated amortization	13,926	12,322
Net property, plant and equipment and finance leases	$77,631	$65,533

NOTE 9 – GOODWILL

Goodwill represents the excess of the consideration transferred over the fair value of net assets, including identifiable intangible assets, at the acquisition date. Goodwill is assessed for impairment annually on October 1 or more frequently if events or changes in circumstances indicate a potential impairment exists.

There were no indicators of goodwill impairment identified for the quarter ended September 30, 2026.

The following summarizes the changes in the net carrying amount of Goodwill in the Condensed Consolidated Balance Sheets:

(in thousands)
Balance at December 31, 2025	$53,097
Currency translation adjustments	(943)
Balance at September 30, 2026	$52,154

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Definite-lived intangible assets
Customer relationships	$25,705	$26,406
Unpatented technology	3,278	3,701
Patented technology	1,413	1,912
Tradename	1,804	1,828
All other	275	275
Gross value of definite-lived intangible assets	32,475	34,122
Customer relationships amortization	(15,717)	(14,367)
Unpatented technology amortization	(1,345)	(1,470)
Patented technology amortization	(1,154)	(1,441)
Tradename amortization	(1,333)	(1,302)
All other amortization	(275)	(275)
Accumulated amortization	(19,824)	(18,855)
Total intangible assets, net	$12,651	$15,267

The following summarizes the changes in the carrying amount of intangible assets, net:

(in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$15,267	$17,640
Amortization expense	(2,194)	(2,947)
Currency translation adjustments	(422)	574
Balance at end of the period	$12,651	$15,267

Amortization of intangible assets is included in Cost of operations and SG&A in the Condensed Consolidated Statements of Operations.

Estimated future intangible asset amortization expense as of September 30, 2026 is as follows:

(in thousands)	Amortization Expense
Year ending December 31, 2026	$698
Year ending December 31, 2027	2,727
Year ending December 31, 2028	2,539
Year ending December 31, 2029	2,539
Year ending December 31, 2030	2,539
Thereafter	1,609

NOTE 11 – ACCRUED WARRANTY EXPENSE

We may offer assurance-type warranties on products and services sold to customers. Changes in the carrying amount of accrued warranty expense are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$3,584	$2,654
Additions	3,734	1,221
Expirations and other changes	(3,490)	(1,498)
Payments	(253)	(98)
Translation and other (1)	(198)	1,305
Balance at end of period	$3,377	$3,584
(1) 2025 balance includes $1.3 million of liabilities reclassified from held for sale as of December 31, 2025.

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

NOTE 12 – PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit (credit) cost included in net income (loss) are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025	2026	2025	2026	2025
Interest cost	$8,859	$10,012	$26,583	$30,036	$52	$63	$156	$189
Expected return on plan assets	(9,340)	(9,438)	(28,024)	(28,325)	—	—	—	—
Amortization of prior service cost	—	75	—	225	—	71	—	213
Benefit plans, net	(481)	649	(1,441)	1,936	52	134	156	402
Service cost (1)	—	100	—	300	5	5	15	15
Net periodic benefit (credit) cost	$(481)	$749	$(1,441)	$2,236	$57	$139	$171	$417
(1)    Service cost related to a small group of active participants is presented within Cost of operations in the Condensed Consolidated Statements of Operations.

There were no MTM adjustments for the pension and other postretirement benefit plans during the three and nine months ended September 30, 2026 and 2025.

We made contributions to the pension and other postretirement benefit plans totaling $13.8 million and $20.5 million during the three and nine months ended September 30, 2026 as compared to $7.4 million and $15.1 million during the three and nine months ended September 30, 2025, respectively.

NOTE 13 – DEBT AND CREDIT FACILITIES

Senior Notes Due 2026

During the nine months ended September 30, 2026, we redeemed $84.8 million of our 6.50% Senior Notes, settling the debt obligation in full.

The components of our Senior Notes due 2026 at December 31, 2025 were as follows:

(in thousands)	6.50%
Senior Notes due 2026	$84,792
Unamortized deferred financing costs	(919)
Net debt balance (1)	$83,873
(1) Included in Current senior notes in the Condensed Consolidated Balance Sheets.

Senior Notes Due 2030

The components of our Senior Notes due 2030 are as follows:

	8.75% (1)
(in thousands)	September 30, 2026	December 31, 2025
Senior Notes due 2030	$129,473	$129,473
Unamortized deferred financing costs	(4,905)	(5,867)
Unamortized premium	22,004	27,364
Net debt balance	$146,572	$150,970
(1) The 8.75% Senior Notes mature in June 2030 and are included in Senior Notes due 2030 in the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025. As of September 30, 2026, the 8.75% Senior Notes bear an effective interest rate of 5.5%.

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

The Credit Agreement also contains customary events of default (subject, in certain instances, to specified grace periods) including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal under the Credit Agreement, the failure to comply with certain covenants and agreements specified in the Credit Agreement, defaults in respect of certain other indebtedness, and certain events of insolvency. If any event of default occurs, Axos may declare the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Agreement may become due and payable immediately. At September 30, 2026, after giving consideration to the Amendments to the Credit Agreement, we are in compliance with all financial and other covenants contained in the Credit Agreement.

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

On August 11, 2026, we entered into the Eleventh Amendment to the Credit Agreement, which modified certain financial covenant calculations and restricted payment provisions, including the authorization of our share repurchase program. Our share repurchase program is described further in Note 14 to the Condensed Consolidated Financial Statements.

At September 30, 2026, we had a total of $36.9 million outstanding on the Credit Agreement, all of which is drawn on the letter of credit portion of the agreement. At September 30, 2026, cash collateralizing the letters of credit totaling $36.9 million is classified as Current and Long-term restricted cash included in the Condensed Consolidated Balance Sheets.

A summary of usage of letters of credit under domestic facilities is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Letters of credit under domestic facilities:
Performance letters of credit	$20,875	$45,236
Financial letters of credit	11,963	14,365
Total outstanding	$32,838	$59,601

Backstopped letters of credit	$1,200	$7,194
Surety backstopped letters of credit	2,017	16,452
Letters of credit subject to currency revaluation	14,580	27,105

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

The following table provides a summary of outstanding letters of credit issued outside of the domestic facilities, and outstanding surety bonds:

(in thousands)	September 30, 2026	December 31, 2025
Letters of credit under non-domestic facilities	$1,166	$6,545
Surety Bonds	245,206	253,407

Our ability to obtain and maintain sufficient capacity under our current debt facilities is essential to allow us to support the issuance of letters of credit, bank guarantees and surety bonds. Without sufficient capacity, our ability to support contract security requirements in the future will be diminished.

Other Loans Payable

As of September 30, 2026 and December 31, 2025, we had loans payable of approximately $8.2 million and $8.4 million, net of debt issuance costs of $0.5 million, related to sale-leaseback financing transactions.

As of September 30, 2026 and December 31, 2025, we had loans payable of $5.0 million owed to the State of West Virginia relating to our BrightLoop™ project. The loan will be forgiven in full when certain employment and capital expenditure milestones are met during the course of the project.

Interest expense in the Condensed Consolidated Financial Statements consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Components associated with borrowings from:
Credit Agreement	$3	$469	$10	$2,734
Senior Notes due 2026	412	3,893	2,719	15,414
Senior Notes due 2030	2,888	2,426	8,552	3,464
	3,303	6,788	11,281	21,612
Components associated with amortization or accretion of:
Credit Agreement	715	901	1,636	3,987
Senior Notes due 2026	78	396	534	1,540
Senior Notes due 2030	(1,335)	(1,247)	(4,397)	(1,824)
	(542)	50	(2,227)	3,703
Components associated with interest from:
Lease liabilities	539	603	1,687	1,839
Letter of credit interest	853	1,309	3,271	3,201
Other interest expense	232	391	500	820
Capitalized interest	(291)	(641)	(963)	(641)
	1,333	1,662	4,495	5,219
Total Interest expense	$4,094	$8,500	$13,549	$30,534

NOTE 14 – CAPITAL STOCK

Preferred Stock

During the nine months ended September 30, 2026, our Board of Directors approved dividends totaling $11.1 million to holders of the Preferred Stock. There were no cumulative undeclared dividends of the Preferred Stock at September 30, 2026, and all declared dividends have been paid as of September 30, 2026.

Sale of Common Stock

In April 2024, we entered into the Sales Agreement with the Agents, in connection with an at-the-market offering. For the nine months ended September 30, 2025, 15.0 million shares were sold pursuant to the Sales Agreement, for net proceeds of $32.5 million.

In November 2025, we entered into the 2025 Sales Agreement with the 2025 Agents, in connection with the offer and sale from time to time of shares of our common stock, having an aggregate offering price of up to $200.0 million through the 2025 Agents. For the nine months ended September 30, 2026, 4.4 million shares have been sold pursuant to the 2025 Sales Agreement for net proceeds of $41.9 million.

On May 18, 2026, we completed a public offering of our common stock pursuant to an underwriting agreement dated May 14, 2026, between us and B. Riley, as representative of several underwriters. At closing, we issued 12.4 million shares of our common stock and received proceeds of $218.2 million, after deducting underwriting discounts and commission fees of $11.8 million. B&W also incurred other offering-related expenses of $1.0 million, which were netted against proceeds received and recorded in Capital in excess of par value on the Condensed Consolidated Balance Sheets.

Repurchase of Common Stock

In the second quarter of 2026, we repurchased 0.2 million shares of our common stock from certain members of our Board of Directors for an an aggregate purchase price of $5.0 million. See Note 20 to the Condensed Consolidated Financial Statements for further information.

On July 13, 2026, we announced a share repurchase program of up to $50 million of our outstanding common stock as authorized by our Board of Directors. Under the program, we may repurchase shares from time to time in open-market transactions, in privately negotiated transactions, through block trades or pursuant to trading plans established in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act based on market conditions, share price and other factors. The program does not obligate us to purchase any shares, has no fixed expiration date and may be suspended or discontinued at any time. For the nine months ended September 30, 2026, 3.9 million shares have been purchased under this program for $37.9 million. Of the 3.9 million shares repurchased, 1.3 million were from the Company's pension trust. See Note 20 to the Condensed Consolidated Financial Statements for further information.

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

The Warrants are classified as liability-based awards which require calculation of fair value for each reporting period until settled or expired. As of September 30, 2026 and December 31, 2025, we calculated the fair value of the Initial Warrant at $12.9 million and $8.3 million, respectively, and as of September 30, 2026, we calculated the fair value of the Additional Warrant at $38.9 million, each of which are recorded in Customer warrants on the Condensed Consolidated Balance Sheets. The Change in fair value of customer warrants is primarily driven by fluctuations in the Company's stock price, which decreased as of September 30, 2026 comparative to June 30, 2026 and December 31, 2025 for the Initial Warrant, and also decreased as of September 30, 2026 comparative to June 30, 2026 and the February 26, 2026 grant date stock price for the Additional Warrant issued. As a result, we recorded other income of $85.1 million and $20.8 million for the three and nine months ended September 30, 2026, respectively, both of which are recorded in Change in fair value of customer warrants in the Condensed Consolidated Statements of Operations.

Since the Warrants were issued as part of the Base Electron project, a corresponding asset was calculated as of the grant date of each warrant and is amortized over the life of the agreement with Base Electron. As of September 30, 2026 and December 31, 2025, the asset balances were $65.9 million and $8.3 million, respectively, and recorded in Customer contract asset current and noncurrent in the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2026, amortization expense of $2.5 million and $6.6 million was recognized as a reduction to Revenues in the Condensed Consolidated Statements of Operations.

We used the following assumptions to determine the fair value of the Warrants granted as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Risk-free interest rate	5.10%	3.84%
Expected volatility	100.0%	105.0%
Exercise price	$4.11	$4.11
Remaining term of warrant	6.1 years	7 years

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of Cash and cash equivalents and Current and Long-term restricted cash reported within the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2026	December 31, 2025
Held by foreign entities	$10,265	$9,048
Held by U.S. entities	60,894	80,408
Cash and cash equivalents	71,159	89,456

Reinsurance reserve requirements	1,525	2,407
Project indemnity collateral	3,487	32,264
Letters of credit collateral (1)	36,896	66,801
Escrow for long-term project	15,800	10,432
Current and Long-term restricted cash and cash equivalents	57,708	111,904
Total Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$128,867	$201,360
(1) Balance drawn on Axos Credit Agreement to serve as collateral on our letters of credit. This is reflected in Current and Long-term restricted cash in the Condensed Consolidated Balance Sheets.

NOTE 16 – STOCK-BASED COMPENSATION

2021 Long-Term Incentive Plan Share Authorization

On May 20, 2026, at the 2026 annual meeting of stockholders, the stockholders of the company, upon the recommendation of the Company's Board of Directors, approved an amendment to the Babcock & Wilcox Enterprises, Inc. 2021 Long-Term Incentive Plan. The amendment increased the total number of shares of the Company's common stock authorized for award grants from 5.3 million to 10.3 million. As of September 30, 2026, we had 4.6 million shares available for future grant under the 2021 Long-Term Incentive Plan.

Stock options

There were no stock options awarded during the nine months ended September 30, 2026. As of September 30, 2026, nominal shares were outstanding and exercisable, each with a weighted average exercise price of $41.70 and a weighted average remaining contractual term of 1.2 years. As of December 31, 2025, nominal outstanding and exercisable shares had a weighted average exercise price of $63.57 and $63.55, respectively, and a weighted average remaining contractual term of 1.7 years.

Restricted stock units (RSUs)

Non-vested RSU activity for the year-to-date period ended September 30, 2026 is as follows:

(in thousands, except per share amounts)	Number of shares	Weighted-average grant date fair value
Non-vested at beginning of period	2,001	$1.31
Granted	2,757	10.22
Vested	(1,814)	14.29
Cancelled/forfeited	(1)	14.07
Non-vested at end of period	2,943	$7.23

As of September 30, 2026, total compensation expense not yet recognized related to non-vested restricted stock units was $18.9 million and the weighted-average period in which the expense is expected to be recognized is 2.8 years. For the nine months ended September 30, 2026 and 2025, compensation expense related to the RSUs was $10.7 million and $2.3 million, respectively.

Restricted stock units with market conditions

In July 2022, we granted market-based RSUs to certain members of management that vest if our closing stock price on the NYSE is equal to or higher than the stock price goal of $12.00 per share. The grant date fair value per market-based RSU was $6.70 and determined using a Monte Carlo simulation approach. On March 5, 2026, our stock price closed at $13.29 per share which triggered the vesting of 0.5 million shares. There was no compensation expense recognized for these awards for the nine months ended September 30, 2026 and 2025, respectively.

Stock Appreciation Rights (SARs)

The Company has outstanding cash-settled SARs held by current and former employees. The SARs may be exercised during specified periods when the Company's stock price exceeds the applicable share price goal. The liability method is used to recognize the accrued compensation expense with cumulatively adjusted revaluations to the then current fair value at each reporting date through final settlement. As of September 30, 2026 and December 31, 2025, we calculated the fair value of the SARs at $1.3 million and nominal, respectively. The SARs are recorded in Accrued employee benefits and Other accrued liabilities in the Condensed Consolidated Balance Sheets.

The change in fair value of the SARs liability for the three and nine months ended September 30, 2026 was $(4.6) million and $1.3 million, respectively, and is recognized in SG&A in the Condensed Consolidated Statements of Operations. The change in the fair value of the SARs from the previous quarter is primarily driven by fluctuations in the Company's stock price, which decreased comparative to the June 30, 2026 stock price.

We used the following assumptions to determine the fair value of the SARs granted as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.80%	3.70%
Expected volatility	110%	80%
Expected life in years	2.20	3.25
Suboptimal exercise factor	2.0x	2.0x

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

As of September 30, 2026 and December 31, 2025, the SARs are fully vested and their total intrinsic value is zero.

NOTE 17 – INCOME TAXES

For the three months ended September 30, 2026, income tax expense from continuing operations was $1.4 million, resulting in an effective tax rate of 1.5%. For the three months ended September 30, 2025, income tax expense from continuing operations was $0.8 million, resulting in an effective tax rate of (14.5)%.

For the nine months ended September 30, 2026, income tax expense from continuing operations was $4.5 million, resulting in an effective tax rate of 13.7%. For the nine months ended September 30, 2025, income tax expense from continuing operations was $6.7 million, resulting in an effective tax rate of (30.0)%.

Our effective tax rate for the three and nine months ended September 30, 2026 is not reflective of the U.S. statutory rate due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and favorable discrete items.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Gains and losses deferred in AOCI are generally reclassified and recognized in the Condensed Consolidated Statements of Operations once they are realized. The changes in the components of AOCI, net of tax, for the three and nine months ended September 30, 2026 and 2025 were as follows:

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2025	$(16,156)	$178	$(15,978)
Other comprehensive loss	(916)	—	(916)
Balance at March 31, 2026	$(17,072)	$178	$(16,894)
Other comprehensive loss	(852)	—	(852)
Balance at June 30, 2026	$(17,924)	$178	$(17,746)
Other comprehensive income	18	—	18
Balance at September 30, 2026	$(17,906)	$178	$(17,728)

(in thousands)	Currency translation loss	Net unrecognized loss related to benefit plans (net of tax)	Total
Balance at December 31, 2024	$(85,487)	$(1,173)	$(86,660)
Other comprehensive income before reclassifications	403	—	403
Reclassification of AOCI to net income (loss)	—	124	124
Net other comprehensive income	403	124	527
Balance at March 31, 2025	$(85,084)	$(1,049)	$(86,133)
Other comprehensive income before reclassifications	2,196	—	2,196
Reclassification of AOCI to net income (loss)	52,646	123	52,769
Net other comprehensive income	54,842	123	54,965
Balance at June 30, 2025	$(30,242)	$(926)	$(31,168)
Other comprehensive income before reclassifications	4,170	—	4,170
Reclassification of AOCI to net income (loss)	13,981	124	14,105
Net other comprehensive income	18,151	124	18,275
Balance at September 30, 2025	$(12,091)	$(802)	$(12,893)

The amounts reclassified out of AOCI by component and the affected Condensed Consolidated Statements of Operations line items are as follows (in thousands):

AOCI component	Line items in the Condensed Consolidated Statements of Operations affected by reclassifications from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Release of currency translation adjustment with the sale of business	Income (loss) from discontinued operations, net of tax	$—	$(13,981)	$—	$(66,627)
Pension and postretirement adjustments, net of tax	Benefit plans, net	—	(124)	—	(371)
	Net income (loss)	$—	$(14,105)	$—	$(66,998)

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

The following tables summarize financial assets carried at fair value, all of which were valued from readily available prices (Level 1).

Securities

	Level 1
(in thousands)	September 30, 2026	December 31, 2025
Corporate notes and bonds	$4,616	$5,334
United States Government and agency securities	2,588	1,806
Total fair value of securities	$7,204	$7,140

Investments in securities are presented as $3.5 million in Other current assets and $3.7 million in Other assets as of September 30, 2026 in the Condensed Consolidated Balance Sheets with contractual maturities ranging from 0 to 1.5 years.

Senior Notes due 2030

The fair value of the Senior Notes due 2030 is based on present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms (known as "Level 2") as of September 30, 2026 and December 31, 2025:

	8.75% Senior Notes
(in thousands)	September 30, 2026	December 31, 2025
Carrying value	$129,473	$129,473
Estimated fair value	130,431	127,359

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
•Revolving Debt. We base the fair value of debt instruments on quoted market prices. Where quoted prices are not available, we base the fair value on Level 2 inputs such as the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms. The fair value of Revolving Debt was calculated at $36.0 million, which is $0.9 million less than its carrying amount at September 30, 2026.
•Applied Digital/Base Electron Warrants. These liability-based awards are categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. For further information, see Note 14 to the Condensed Consolidated Financial Statements.
•Stock Appreciation Rights. These instruments are categorized within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. For further information, see Note 16 to the Condensed Consolidated Financial Statements.

NOTE 20 – RELATED PARTY TRANSACTIONS

Transactions with B. Riley

Based on Schedule 13D filings with the SEC, B. Riley beneficially owns approximately 19% of our outstanding common stock as of September 30, 2026. B. Riley currently has the right to nominate one member of our Board of Directors pursuant to the investor rights agreement we entered into with B. Riley in April 2019. The investor rights agreement also provides pre-emptive rights to B. Riley with respect to certain future issuances of our equity securities.

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

As described in Note 14 to the Condensed Consolidated Financial Statements, in April 2024 and November 2025, we entered into sales agreements with B. Riley, among others, in connection with the offer and sale from time to time of shares of our common stock. B. Riley is entitled to compensation equal to 3.0% of the gross proceeds from each sale of the shares sold through it as the designated Agent. We have paid $1.3 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively, related to this arrangement.

In the first quarter of 2026, we entered into an agreement with B. Riley to provide financial advisory services to the Company. Under this agreement, B. Riley will be paid a cash fee equal to 3.0% of the total financing value of any qualified debt transaction that is consummated, plus a cash fee of $0.5 million for other financial advisory services. For the nine months ended September 30, 2026, we paid $5.0 million related to this agreement. The fee was capitalized and will be amortized over the life of the Credit Agreement.

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

Repurchase of Common Stock from Pension Trust

In the third quarter of 2026, we repurchased 1.3 million shares of our common stock from the Company's pension trust for $12.7 million. The transaction was completed pursuant to a share repurchase program at a price of $10.14 per share, based on the two-day volume weighted average price per share immediately before the date of the agreement, August 18, 2026. The transaction was settled in cash and no amounts remain payable to the trust as of September 30, 2026. The transaction was recorded in Treasury stock within Stockholders' equity (deficit) on the Condensed Consolidated Balance Sheet. Our share repurchase program is described further in Note 14 to the Condensed Consolidated Financial Statements.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS AND STANDARDS

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2026.

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

Diamond Power

In July 2025, we closed the sale of our Diamond Power business for a base purchase price of $177 million, subject to certain offsets and adjustments, and recorded a gain of $53.2 million on the sale. For the three and nine months ended September 30, 2026, we recorded additional gains of $0.4 million and $3.9 million, respectively, as part of the settlement of certain outstanding items in accordance with the agreement.

ASH

In October 2025, we completed a sale of the net assets comprising our ASH business for $29 million, subject to customary fees and adjustments, and recorded a gain of $21.5 million on the sale.

B&W Solar

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

RESULTS OF OPERATIONS

Condensed Consolidated Results of Operations

The following discussion reflects the consolidated results of our operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Revenues	$290,795	$139,226	$151,569	$824,925	$426,680	$398,245
Costs and expenses:
Cost of operations	245,947	105,876	140,071	689,984	324,108	365,876
Selling, general and administrative expenses	30,541	29,124	1,417	108,615	90,760	17,855
Research and development costs	551	295	256	1,973	1,585	388
Impairment of long-lived assets	—	—	—	—	950	(950)
(Gain) loss on asset disposals, net	(39)	557	(596)	445	730	(285)
Operating income	13,795	3,374	10,421	23,908	8,547	15,361

Interest expense	(4,094)	(8,500)	4,406	(13,549)	(30,534)	16,985
Change in fair value of customer warrants	85,144	—	85,144	20,760	—	20,760
Income tax expense	1,395	780	615	4,473	6,725	(2,252)

Income (loss) from continuing operations	$93,512	$(6,155)	$99,667	$28,145	$(29,147)	$57,292
Three Months Ended September 30, 2026 and 2025

Revenues increased by $151.6 million to $290.8 million in the three months ended September 30, 2026 compared to $139.2 million in the three months ended September 30, 2025. The increase is primarily driven by an increase in large project volume, including $77.8 million from Base Electron. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from AI, data centers and expanding economies.

Cost of operations increased by $140.1 million to $245.9 million in the three months ended September 30, 2026 compared to $105.9 million in the three months ended September 30, 2025. The increase is primarily driven by the higher revenue as described above as well as the product mix of higher large project volume which carries higher costs needed to complete certain projects. In addition, construction costs have increased due to a nationwide shortage of skilled labor, which has caused lower than expected productivity on certain job sites.

SG&A expenses increased by $1.4 million to $30.5 million in the three months ended September 30, 2026 compared to $29.1 million in the three months ended September 30, 2025. The increase is primarily driven by higher employee compensation expense, reflecting increased volume from revenue growth during the period.

Research and development costs slightly increased by $0.3 million to $0.6 million in the three months ended September 30, 2026 compared to $0.3 million in the three months ended September 30, 2025. The increase is primarily driven by our BrightLoop™ investment.

(Gain) loss on asset disposals, net increased by $0.6 million to a slight gain in the three months ended September 30, 2026 compared to a $0.6 million loss in the three months ended September 30, 2025, primarily due to minor disposals in the third quarter of 2026.

Operating income increased by $10.4 million to $13.8 million in the three months ended September 30, 2026 compared to Operating income of $3.4 million in the three months ended September 30, 2025. The increase is primarily due to the revenue increase and increased gross profit, partially offset by the increased SG&A expenses noted above.

Income from continuing operations increased by $99.7 million to $93.5 million in the three months ended September 30, 2026 compared to a loss of $6.2 million in the three months ended September 30, 2025. The increase is primarily driven by the improvement in the operating income results noted above. We also benefited from the change in fair value of customer warrants of $85.1 million and a reduction to interest expense of $4.4 million.

Nine Months Ended September 30, 2026 and 2025

Revenues increased by $398.2 million to $824.9 million in the nine months ended September 30, 2026 compared to $426.7 million in the nine months ended September 30, 2025. The increase is primarily driven by an increase in large project volume, including $209.5 million from Base Electron. This improvement is primarily due to the increasing need for electricity from fossil fuels driven by the demand from AI, data centers and expanding economies.

Costs of operations increased by $365.9 million to $690.0 million in the nine months ended September 30, 2026 compared to $324.1 million in the nine months ended September 30, 2025. The increase is primarily driven by the mix of the business as large project volume increased, resulting in higher costs needed to complete certain projects. In addition, construction costs have increased due to a nationwide shortage of skilled labor, which has caused lower than expected productivity on certain job sites.

SG&A expenses increased by $17.9 million to $108.6 million in the nine months ended September 30, 2026 compared to $90.8 million in the nine months ended September 30, 2025. The increase is driven by an increase in employee compensation expense, including stock-based compensation awards, reflecting increased volume from revenue growth during the period.

Research and development costs increased by $0.4 million to $2.0 million in the nine months ended September 30, 2026 compared to $1.6 million in the nine months ended September 30, 2025. The increase is primarily driven by general investment in research and technology.

Impairment of long-lived assets decreased by $1.0 million in 2026 due to an impairment recognized in 2025 relating to a reduction in our real estate footprint.

(Gain) loss on asset disposals decreased by $0.3 million to $0.4 million in the nine months ended September 30, 2026 compared to $0.7 million in the nine months ended September 30, 2025, primarily related to minor disposals in 2026.

Operating income increased by $15.4 million to $23.9 million in the nine months ended September 30, 2026 compared to $8.5 million in the nine months ended September 30, 2025, primarily due to the increased revenue and gross profit, partially offset by the increased SG&A expenses noted above.

Income from continuing operations increased by $57.3 million to $28.1 million compared to a loss of $29.1 million in the nine months ended September 30, 2025. The increase was driven by the improvement in operating income results noted above and the non-cash change in fair value of customer warrants of $20.8 million. Also contributing to the increase in income are reductions in income tax expense of $2.3 million and interest expense of $17.0 million.

Other Expenses Impacting Operating Results

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Components associated with borrowings from:
Credit Agreement	$3	$469	$10	$2,734
Senior Notes due 2026	412	3,893	2,719	15,414
Senior Notes due 2030	2,888	2,426	8,552	3,464
	3,303	6,788	11,281	21,612
Components associated with amortization or accretion of:
Credit Agreement	715	901	1,636	3,987
Senior Notes due 2026	78	396	534	1,540
Senior Notes due 2030	(1,335)	(1,247)	(4,397)	(1,824)
	(542)	50	(2,227)	3,703
Components associated with interest from:
Lease liabilities	539	603	1,687	1,839
Letter of credit interest	853	1,309	3,271	3,201
Other interest expense	232	391	500	820
Capitalized interest	(291)	(641)	(963)	(641)
	1,333	1,662	4,495	5,219
Total Interest expense	$4,094	$8,500	$13,549	$30,534

Interest expense for the three and nine months ended September 30, 2026 is lower compared to the three and nine months ended September 30, 2025 due to the debt refinancing and paydown transactions that occurred in 2025 as well as the redemption of our 6.50% Senior Notes in August 2026 that results in lower base principal and will result in accretion of the gain on exchange over the life of the debt. See Note 13 to the Condensed Consolidated Financial Statements for further details.

Change in Fair Value of Customer Warrants

The Change in fair value of customer warrants is primarily driven by fluctuations in the Company's stock price, which decreased as of September 30, 2026 comparative to June 30, 2026 and December 31, 2025 for the Initial Warrant, and also decreased as of September 30, 2026 comparative to June 30, 2026 and the February 26, 2026 grant date stock price for the Additional Warrant issued. As a result, we recorded income of $85.1 million for the three months ended September 30, 2026, and income of $20.8 million for the nine months ended September 30, 2026.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	Change	2026	2025	Change
Income (loss) from continuing operations before income tax expense	$94,907	$(5,375)	$100,282	$32,618	$(22,422)	$55,040
Income tax expense	1,395	780	615	4,473	6,725	(2,252)
Effective tax rate	1.5%	(14.5)%		13.7%	(30.0)%

Our effective tax rate for the three and nine months ended September 30, 2026 is not reflective of the U.S. statutory rate primarily due to certain foreign countries having a tax rate higher than the U.S. statutory rate, valuation allowances against certain net deferred tax assets and favorable discrete items. In certain jurisdictions where we anticipate a loss for the year or incur a loss for the year-to-date period for which a tax benefit cannot be realized in accordance with ASC 740, we exclude the loss in that jurisdiction from the overall computation of the estimated annual effective tax rate.

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

Total bookings for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
B&W (1)	$227.9	$107.6	$2,890.9	$337.6
(1) Bookings of $2.4 billion were related to Base Electron for the nine months ended September 30, 2026.

Our backlog as of September 30, 2026 and 2025 was as follows:

	As of September 30,
(in millions)	2026	2025
B&W	$2,510.0	$374.0

Of the backlog at September 30, 2026, we expect to recognize revenues as follows:

(in millions)	2026	2027	Thereafter	Total
B&W	$258.6	$705.9	$1,545.5	$2,510.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income (loss) from continuing operations	$93,512	$(6,155)	$28,145	$(29,147)
Interest expense, net	2,809	8,144	10,874	29,401
Income tax expense	1,395	780	4,473	6,725
Depreciation & amortization	3,182	2,876	8,190	7,317
EBITDA	100,898	5,645	51,682	14,296

Impairment of long-lived assets	—	—	—	950
Benefit plans, net	(429)	783	(1,285)	2,338
(Gain) loss on asset disposals, net	(39)	557	445	730
Stock-based compensation	(1,950)	746	12,873	2,267
Restructuring activities	6	—	2,518	111
Loss (gain) on debt extinguishment	569	(1,730)	628	(1,730)
Settlements and related legal costs	64	322	107	858
Foreign exchange	1,239	1,271	1,336	83
Financial advisory services	124	1,588	845	6,755
Customer warrant amortization	2,494	—	6,637	—
Change in fair value of customer warrants	(85,144)	—	(20,760)	—
Other – net	(156)	251	497	684
Adjusted EBITDA	$17,676	$9,433	$55,523	$27,342

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

Reported pension results may vary due to mark‑to‑market adjustments, which reflect changes in interest rates, asset performance or one‑time events such as plan settlements or curtailments. These adjustments are driven by market conditions and actuarial assumptions as of the date of the event. Because mark‑to‑market impacts are inherently volatile and often event‑driven, any gain or loss recognized in a given period should not be considered indicative of future pension income or expense.

See Note 12 to the Condensed Consolidated Financial Statements for further information regarding our pension and other postretirement plans.

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

(Loss) gain on debt extinguishment

Losses (gains) on debt extinguishment are due to the exit costs or benefits associated with our repurchases and settlements of outstanding debt. See Note 13 to the Condensed Consolidated Financial Statements for additional details on the repayment or settlement activity for the periods presented.

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

See Note 14 to the Condensed Consolidated Financial Statements for further information regarding our Customer warrant amortization.

Change in fair value of customer warrants

Change in fair value of customer warrants is recognized as a gain or loss in the Condensed Consolidated Statements of Operations. Management excludes the expense from Adjusted EBITDA as they are a non-cash transaction and do not reflect the ordinary course of business.

See Note 14 to the Condensed Consolidated Financial Statements for further information regarding our Change in fair value of customer warrants.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary liquidity requirements include debt service, funding dividends on Preferred Stock and working capital needs. We fund our liquidity requirements primarily through cash generated from operations, external sources of financing, including our Credit Agreement, senior notes, equity offerings and our Preferred Stock, each of which are described below and in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report in further detail. We believe that our current operating plan and borrowings available under our Credit Agreement will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements, including for at least the next twelve months. We may elect to raise additional capital through the sale of additional equity or debt financing to fund business activities such as strategic acquisitions, capital expenditures, working capital needs or other purposes beyond the next twelve months. Additional financing may not be available on terms favorable to us or at all, and may also be impacted by any disruptions in the financial markets. In addition, our existing indebtedness could limit our ability to obtain additional financing.

Cash and Cash Flows

The following discussion on our cash flows is inclusive of continued and discontinued operations, consistent with our presentation on the Condensed Consolidated Statements of Cash Flows in accordance with GAAP.

At September 30, 2026, our cash and cash equivalents, and restricted cash totaled $128.9 million, and we had total debt of $202.5 million, of which $22.0 million is unamortized premium. We also had $191.7 million of gross Preferred Stock outstanding. Our foreign cash was $10.3 million of our total cash and cash equivalents and restricted cash as of September 30, 2026. In general, our foreign cash balances are not available to fund our U.S. operations unless the funds are repatriated or used to repay intercompany loans made from the U.S. to foreign entities, which could expose us to taxes we have not made a provision for in our results of operations. We have no plans to repatriate these funds to the U.S. We had $36.9 million of restricted cash as of September 30, 2026 related to collateral for certain letters of credit as part of funding for several ongoing projects.

Cash flows used in operating activities was $130.3 million in the nine months ended September 30, 2026, which is primarily attributable to movements in certain operating assets and liabilities, such as increases to accounts receivable trade, net of $152.9 million related to larger projects and contracts in progress of $29.3 million, and decreases in advance billings on contracts of $53.2 million, partially offset by increases in accounts payable of $93.2 million. Also offsetting these movements is net income of $31.2 million and non-cash stock compensation expense of $12.9 million, partially offset by the change in fair value of customer warrants of $20.8 million, which is also non-cash. Advance billings on contracts and construction in progress are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections, and may fluctuate significantly period to period. Operating cash flow decreases from pension liabilities, accrued postretirement benefits and employee benefits of $14.6 million is a result of contributions made to the plan.

Cash flows used in operating activities was $65.9 million in the nine months ended September 30, 2025, which was primarily attributable to the year-to-date net loss of $45.4 million and non-cash adjustments arising from gain on sale of business of $17.3 million, partially offset by the impairment of long-lived assets of $9.9 million. Cash flows used in operating activities also included movements in certain operating assets and liabilities such as decreases in accounts payable of $33.2 million and increases in accounts receivable trade, net of $6.3 million, partially offset by decreases in contracts in progress of $11.9 million and increases in advanced billings on contracts of $16.6 million, which are primarily impacted by timing differences related to progress made on ongoing projects, billings, and collections and may fluctuate significantly period to period. Operating cash flow decreases from pension liabilities, accrued postretirement benefits and employee benefits of $6.8 million is a result of contributions made to the plan. Operating cash flow increases from accrued and other current liabilities of $12.8 million is the result of timing of payments to vendors offset by the decrease in accounts payable of $33.2 million.

Cash flows used in investing activities was $14.8 million in the nine months ended September 30, 2026, primarily due to purchases of fixed assets relating to BrightLoop™ projects, partially offset by proceeds from the sale of businesses and other asset disposals of $3.9 million. Cash flows provided by investing activities were $172.4 million in the nine months ended September 30, 2025, primarily due to proceeds from the sale of our Vølund and Diamond Power businesses of $187.5 million, partially offset by purchases of fixed assets relating to BrightLoop™ projects.

Cash flows provided by financing activities was $73.2 million in the nine months ended September 30, 2026, primarily related to the proceeds of $259.6 million pursuant to our equity offerings as described in Note 14 to the Condensed Consolidated Financial Statements, partially offset by buybacks of our Senior Notes due 2026 of $84.8 million, net repayments on the Credit Agreement of $30.3 million, repurchases of Common stock of $42.9 million and Preferred Stock dividend payments of $11.1 million. Cash flows used in financing activities was $37.4 million in the nine months ended September 30, 2025, primarily related to net repayments on the Credit Agreement of $51.4 million and Preferred Stock dividend payments of $11.1 million, partially offset by proceeds of $32.5 million pursuant to our equity offering as described in Note 14 to the Condensed Consolidated Financial Statements.

Debt and Credit Facility

Information related to our debt and Credit Facility is described in Note 13 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Share Repurchase Program

Information related to our share repurchase program is described in Note 14 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a summary of the critical accounting policies and estimates that we use in the preparation of our unaudited Condensed Consolidated Financial Statements, see "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our policies during the nine months ended September 30, 2026 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

During the nine months ended September 30, 2026, our accounting for equity-linked instruments, specifically warrants, became a critical accounting estimate due to the significance of these instruments and the related changes in fair value, together with the use of significant unobservable inputs in their valuation.

Fair Value of Warrants

We evaluate the terms of warrants and similar equity-linked instruments to determine whether the instruments should be classified as liabilities or equity. This evaluation requires judgment and is based on the specific contractual terms of each warrant and the applicable accounting guidance. Warrants classified as liabilities are initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. Warrants classified as equity are initially recorded at fair value and are not subsequently remeasured.

Fair value measurements of warrants may be categorized within Level 3 of the fair value hierarchy when the valuation incorporates significant unobservable inputs, principally expected stock-price volatility. We estimate the fair value of these warrants using the Black-Scholes model, when appropriate, which incorporates assumptions including the Company's stock price, the exercise price of the warrant, the remaining contractual term, expected stock-price volatility and the risk-free interest rate. The selection of an appropriate valuation methodology and assumptions requires judgment and may differ depending on the terms and characteristics of the applicable warrant.

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

Based on this evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2026 were not effective, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 and 2025 present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Remediation Plan and Status

As of September 30, 2026, the material weaknesses previously disclosed have not yet been remediated. In response to the material weaknesses in our internal control over financial reporting, management has initiated remediation efforts, which includes:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 as there have been no material changes and no new litigation to disclose as of September 30, 2026.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. The discussion of such risks and uncertainties may be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as described below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

A nationwide shortage of skilled labor, particularly boilermakers and other construction trades, has increased and may continue to increase our costs, reduce productivity and adversely affect our ability to execute projects and our operating results.

Our construction, depends on a availability of skilled craft labor, including boilermakers, welders, pipe fitters and other skilled trades. An increase in power demand, including from data centers, industrial growth and the electrification of the economy, has led to more construction of new generation capacity resulting in a nationwide shortfall of skilled labor. These labor constraints can increase our construction costs and affect productivity on certain projects.

We may not be able to pass increased labor costs on to customers or recover them through escalation clauses, change orders or claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table details our common stock repurchases during the three months ended September 30, 2026:

(in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2026	—	$—	—	$—
August 1 - August 31, 2026 (2)	3,663	9.93	3,663	13,634
September 1 - September 30, 2026	200	7.39	200	12,156
Total	3,863	$9.80	3,863	$12,156
(1) On July 13, 2026, we announced a share repurchase program of up to $50 million of our outstanding common stock as authorized by our Board of Directors. Under the program, we may repurchase shares from time to time in open-market transactions, in privately negotiated transactions, through block trades or pursuant to trading plans established in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act based on market conditions, share price and other factors. The program does not obligate us to purchase any shares, has no fixed expiration date and may be suspended or discontinued at any time.
(2) On August 18, 2026, we purchased 1.3 million shares of our common stock from the Company's pension trust for $12.7 million. See Note 20 to the Condensed Consolidated Financial Statements for further information.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on May 23, 2023 (File No. 001-36876)).

3.5	Amended and Restated Bylaws of Babcock & Wilcox Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on March 5, 2025 (File No. 001-36876)).

3.6	Certificate of Designations with respect to the 7.75% Series A Cumulative Perpetual Preferred Stock, dated May 6, 2021, filed with the Secretary of State of Delaware and effective on May 6, 2021 (incorporated by reference to Exhibit 3.4 to the Babcock & Wilcox Enterprises, Inc. Form 8-A filed on May 7, 2021 (File No. 001-36876)).

3.7	Certificate of Increase in Number of Shares of 7.75% Series A Cumulative Perpetual Preferred Stock, dated June 1, 2021 (incorporated by reference to Exhibit 3.1 to the Babcock & Wilcox Enterprises, Inc. Current Report on Form 8-K filed on July 7, 2021 (File No. 001-36876)).

10.1	Eleventh Amendment to the Credit Agreement among Babcock & Wilcox Enterprises, Inc., the lenders and Axos Bank, dated August 11, 2026, filed herewith (File No. 001-36876).

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1	Section 1350 certification of Chief Executive Officer.

32.2	Section 1350 certification of Chief Financial Officer.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

*As permitted by Regulation S-K, Item 601(b)(2)(ii), certain confidential portions of this exhibit have been redacted from the publicly filed document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABCOCK & WILCOX ENTERPRISES, INC.

November 9, 2026	By:	/s/ Cameron Frymyer
Cameron Frymyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Representative)